Form 10-Q
period 1995-03-31
HAWTHORNE FINANCIAL CORP
filed 1995-05-15
CIK 46267

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1995

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM ___________________ TO ___________________

                         COMMISSION FILE NUMBER 0-1100

                        HAWTHORNE FINANCIAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

          DELAWARE                   95-2085671
(State or Other Jurisdiction      (I.R.S. Employer
             of                Identification Number)
      Incorporation or
        Organization)

   2381 ROSECRANS AVENUE,
       EL SEGUNDO, CA                  90245
         (Address of                 (Zip Code)
Principal Executive Offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (310) 725-5000

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes _X_ No ____

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: The Registrant had 2,599,275 shares outstanding of Common stock, $1.00 par value per share, as of April 30, 1995.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY
                                FORM 10-Q INDEX
                      FOR THE QUARTER ENDED MARCH 31, 1995

                                                                                                                PAGE
                                                                                                                -----

                                            PART I -- FINANCIAL INFORMATION

 ITEM 1.    Financial Statements

            Condensed Consolidated Statements of Financial Condition
             at March 31, 1995 (Unaudited) and December 31, 1994...........................................           3

            Condensed Consolidated Statements of Operations (Unaudited)
             for the Three Months Ended March 31, 1995 and 1994............................................           4

            Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
             for the Three Months Ended March 31, 1995 and 1994............................................           5

            Condensed Consolidated Statements of Cash Flows (Unaudited)
             for the Three Months Ended March 31, 1995 and 1994............................................           6

            Notes to Condensed Consolidated Financial Statements (Unaudited)...............................           7

 ITEM 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................................................           8

                                              PART II -- OTHER INFORMATION

 ITEM 1.    Legal Proceedings..............................................................................          26

 ITEM 2.    Changes in Securities..........................................................................          26

 ITEM 3.    Defaults upon Senior Securities................................................................          26

 ITEM 4.    Submission of Matters to Vote of Security Holders..............................................          26

 ITEM 5.    Other Materially Important Events..............................................................          26

 ITEM 6.    Exhibits and Reports on Form 8-K...............................................................          26

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                           (DOLLARS ARE IN THOUSANDS)
                                     ASSETS

                                                                                         MARCH 31,   DECEMBER 31,
                                                                                           1995          1994
                                                                                        -----------  ------------
Cash and cash equivalents.............................................................  $    15,767   $   18,063
Investment securities at amortized cost (estimated market value of $29,321 (1994))....                    30,190
Investment securities at market value.................................................       29,997       13,726
Mortgage-backed securities at amortized cost (estimated market value of $52,515 (1995)
 and $53,993 (1994))..................................................................       54,494       57,395
Loans receivable (net of allowance for estimated losses of $25,319 (1995) and $21,461
 (1994))..............................................................................      541,523      537,020
Real estate owned (net of allowance for estimated losses of $35,045 (1995) and $33,517
 (1994))..............................................................................       57,200       62,613
Accrued interest receivable...........................................................        3,873        3,542
Investment in capital stock of Federal Home Loan Bank -- at cost......................        7,095        6,995
Office premises and equipment -- at cost, net.........................................       10,837       10,538
Income tax receivables................................................................        2,630        2,630
Other assets..........................................................................        1,584        1,081
                                                                                        -----------  ------------
                                                                                        $   725,000   $  743,793
                                                                                        -----------  ------------
                                                                                        -----------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposit accounts....................................................................  $   681,421   $  649,382
  Reverse repurchase agreements.......................................................        8,585       47,141
  Accounts payable and other liabilities..............................................        4,984        6,078
  Income taxes payable................................................................                       365
                                                                                        -----------  ------------
                                                                                            694,990      702,966
Stockholders' equity..................................................................       30,010       40,827
                                                                                        -----------  ------------
                                                                                        $   725,000   $  743,793
                                                                                        -----------  ------------
                                                                                        -----------  ------------

   The accompanying notes are an integral part of these financial statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               (DOLLARS ARE IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                             --------------------
                                                                                               1995       1994
                                                                                             ---------  ---------
Interest revenues
  Loans....................................................................................  $  11,338  $  12,787
  Investment securities....................................................................        976        993
  Mortgage-backed securities...............................................................        900        426
                                                                                             ---------  ---------
                                                                                                13,214     14,206
                                                                                             ---------  ---------
Interest costs
  Deposits.................................................................................     (7,466)    (7,490)
  Borrowings...............................................................................       (447)
                                                                                             ---------  ---------
                                                                                                (7,913)    (7,490)
                                                                                             ---------  ---------
Gross interest margin......................................................................      5,301      6,716
Credit losses on loans
  Accrued interest on nonaccrual loans.....................................................       (730)    (1,654)
  Loan principal...........................................................................    (12,045)       (84)
                                                                                             ---------  ---------
Net interest margin........................................................................     (7,474)     4,978
Non-interest revenues......................................................................        683        747
Operating costs............................................................................     (5,121)    (5,045)
Real estate operations, net................................................................        166     (1,181)
Securities gains, net......................................................................      2,902
                                                                                             ---------  ---------
Pretax loss................................................................................     (8,844)      (501)
Income taxes...............................................................................       (585)       (81)
                                                                                             ---------  ---------
NET LOSS...................................................................................  $  (9,429) $    (582)
                                                                                             ---------  ---------
                                                                                             ---------  ---------
Net loss per share.........................................................................  $   (3.63) $   (0.22)
                                                                                             ---------  ---------
                                                                                             ---------  ---------
Dividends paid per share...................................................................     N/A       $N/A
                                                                                             ---------  ---------
                                                                                             ---------  ---------
Average shares of common stock outstanding.................................................      2,599      2,599
                                                                                             ---------  ---------
                                                                                             ---------  ---------
Dividend payout ratio......................................................................     N/A        N/A
                                                                                             ---------  ---------
                                                                                             ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY
     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                           (DOLLARS ARE IN THOUSANDS)

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                             --------------------
                                                                                               1995       1994
                                                                                             ---------  ---------
Balance at beginning of period.............................................................  $  40,827  $  43,949
Change in unrealized gain/(loss) on available for sale securities..........................     (1,393)
Net loss for the period....................................................................     (9,429)      (582)
Repayments of ESOP loan....................................................................          5          4
                                                                                             ---------  ---------
Balance at end of period...................................................................  $  30,010  $  43,371
                                                                                             ---------  ---------
                                                                                             ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (DOLLARS ARE IN THOUSANDS)

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                            ----------------------
                                                                                               1995        1994
                                                                                            ----------  ----------
OPERATING ACTIVITIES
Net loss..................................................................................  $   (9,429) $     (582)
Adjustments
  Decrease in income tax receivables......................................................                   8,018
  Depreciation and amortization...........................................................         541         158
  FHLB stock dividends....................................................................        (100)        (68)
  Increase in interest receivable.........................................................        (331)       (283)
  Decrease in income taxes payable........................................................        (365)
  Amortization of loan fees...............................................................        (933)       (371)
  Increase in other assets................................................................        (472)       (856)
  Decrease in other liabilities...........................................................      (1,050)     (1,026)
  Provision for estimated credit losses...................................................      12,045          84
  Provision for other asset disposal......................................................         221
  Other, net..............................................................................         (34)        (60)
                                                                                            ----------  ----------
Net cash provided by operating activities.................................................          93       5,014
                                                                                            ----------  ----------
INVESTING ACTIVITIES
Investment securities
  Purchases...............................................................................        (124)
  Maturities..............................................................................                   2,000
  Sales -- available for sale securities..................................................      12,488
Mortgage-backed securities
  Principal amortization..................................................................       1,462         755
  Sales...................................................................................       1,438
  Purchases...............................................................................                  (9,956)
Lending
  New loans funded........................................................................     (24,357)       (237)
  Disbursements on construction loans.....................................................        (369)     (1,157)
  Principal payments by borrowers.........................................................       3,860       7,527
  Payoffs.................................................................................       7,046      11,836
  Other, net..............................................................................      (1,340)       (154)
Real estate owned
  Proceeds from sales of properties.......................................................       7,561      14,875
  Capitalized costs on properties.........................................................      (2,732)     (2,881)
  Other, net..............................................................................        (179)       (620)
Redemption of FHLB stock..................................................................                     802
Other, net................................................................................        (631)       (322)
                                                                                            ----------  ----------
Net cash provided by investing activities.................................................       4,123      22,468
                                                                                            ----------  ----------
FINANCING ACTIVITIES
Net (decrease) increase in deposits.......................................................      32,039     (31,364)
Net repayment of reverse repurchase agreements............................................     (38,556)
Repayment of ESOP loan....................................................................           5           4
                                                                                            ----------  ----------
Net cash used in financing activities.....................................................      (6,512)    (31,360)
                                                                                            ----------  ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS...................................................      (2,296)     (3,878)
BEGINNING CASH AND CASH EQUIVALENTS.......................................................      18,063      42,901
                                                                                            ----------  ----------
ENDING CASH AND CASH EQUIVALENTS..........................................................  $   15,767  $   39,023
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Supplemental disclosures of cash flow information
  Cash paid during the period for
    Interest..............................................................................  $    8,237  $    7,555
  Non-cash investing and financing activities
    Real estate owned additions...........................................................  $    7,837  $   27,881
    Loans originated to finance property sales............................................         215       2,785
    Transfer of held to maturity securities to available for sale.........................      30,168

   The accompanying notes are an integral part of these financial statements

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1995

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The consolidated financial statements include the accounts of Hawthorne Financial Corporation and its wholly-owned subsidiary, Hawthorne Savings, F.S.B. ("Bank"), collectively referred to as the "Company". All material intercompany transactions and accounts have been eliminated.

    In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1995 and December 31, 1994 and the results of its operations and its cash flows for the three months ended March 31, 1995 and 1994. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1995.

    These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

    LOAN IMPAIRMENT

    A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest is discontinued on such loans and no income is recognized until all recorded amounts of interest and principal are recovered in full.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards Number 114 "Accounting by Creditors for Impairment of a Loan," ("SFAS 114") that requires impaired loans be measured based on the present value of expected future cash flows discounted at the effective interest rate of the loan, at the observable market price of the loan, or fair value of the collateral if the loan is collateral dependent.

    FASB has issued Statement of Financial Accounting Standards Number 118 "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures -- an amendment of FASB Statement No. 114," ("SFAS 118") which amends SFAS 114, to allow a creditor to use existing methods for recognizing interest income on an impaired loan. To accomplish that, it eliminates the provisions in SFAS 114 that described how a creditor should report income on an impaired loan.

    The Company adopted SFAS 114 and 118 as of January 1, 1995, and the effect on the Company's financial statements was insignificant.

    FASB issued Statement of Financial Accounting Standards Number 119 "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," ("SFAS 119") which requires improved disclosures about derivative financial instruments, such as futures, forwards, options, swaps, and other financial instruments with similar characteristics. SFAS 119 also amends existing requirements of FASB Statement No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," and FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments". The Company adopted SFAS 119 as of December 31, 1994.

3.  RECLASSIFICATIONS

    Certain amounts in the 1994 consolidated financial statements have been reclassified to conform with classifications in 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company reported a net loss of $9.4 million for the first quarter of 1995, compared to net losses of $2.2 million and $0.6 million for the fourth quarter of 1994 and the first quarter of 1994, respectively. The first quarter of 1995 was adversely impacted by additional credit loss provisions of $12.0 million associated with the Company's classified loan and property portfolios. Most of this increase was attributable to an increase in the capitalization rates utilized by the Company to value its portfolios of owned operating apartment buildings and classified apartment loan collateral. These higher capitalization rates have generally resulted from an increase, since mid-1994, in the cost to investors of financing apartment building acquisitions. Approximately 75% of the first quarter reserve addition applied to specific loans and properties, with the remainder used to supplement the Company's general reserves.

    Partially offsetting the credit loss provisions during the quarter were net securities gains, net of tax adjustments, of $2.5 million on the partial liquidation of its available-for-sale securities portfolio. The remaining portion of the available-for-sale portfolio at March 31, 1995, was liquidated in early May at book value. The funds from these liquidations were used to repay wholesale borrowings.

    Exclusive of these items, the quarterly results continue to be adversely affected by the magnitude of nonperforming assets and the high cost associated with their resolution. While the performance of the asset portfolio during the quarter continued to demonstrate positive results from the restructuring efforts of the past eighteen months, nonperforming assets still have a carrying value of $84 million, or 12% of total assets.

    After experiencing several quarters of compression on its net interest margin, the Company began to realize some benefit from the upward repricing of its adjustable-rate asset portfolio and a modest funding advantage to the 11th District Cost of Funds Index ("11th DCOFI"). During the first quarter of 1995, the Company was able to increase its net loan outstandings by $11 million through new originations totalling $25 million. These new loans, almost exclusively adjustable-rate mortgages and with yields favorable to the existing portfolio, will have a positive impact to operations in future periods.

    At March 31, 1995, the Bank had core and risk-based capital ratios of 3.83% and 7.60%, respectively. Under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), the Office of Thrift Supervision ("OTS") has issued "prompt corrective action" regulations with specific capital ranking tiers for thrift institutions. Progressly more stringent operational limitations and other corrective actions are required as an institution declines in the capital ranking tiers. With the loss recorded during the first quarter of 1995, the Bank's capital designation has declined from "Adequately Capitalized" to "Under Capitalized". In early May 1995, the Bank received a directive from the OTS to formulate and present a capital plan which satisfies regulatory concerns. The Bank will file a capital plan with the OTS by the end of May and expects a response to its plan by the end of June. Management expects that the Bank's capital plan will closely mirror its operative business plan for 1995 and 1996, which has previously been reviewed with the OTS (see PROSPECTS). The OTS may accept or reject the capital plan as filed, or require modifications to the filed plan. If the OTS ultimately does not accept the Bank's capital plan, it may impose restrictions on the Bank's activities or move to place the Bank into a conservatorship or receivership. Since October 1994, the Bank has been operating pursuant to a supervisory agreement with the OTS (see Supervisory Agreement), the principal provision of which requires the Bank to increase its core and risk-based capital ratios to 6% and 11%, respectively, by June 30, 1995. The Bank has informed the OTS that it will be unable to satisfy this provision of the agreement. Management cannot predict with certainty whether the Bank's failure to satisfy the capital ratio provision of the supervisory agreement will have an adverse impact upon the Bank, nor whether the OTS will accept the Bank's capital plan or whether it will require the Bank to limit its current activities. Management has informed the OTS that any material change to its current operating plan, in particular its asset disposition and loan origination strategies, would likely exacerbate the Bank's operating losses in the short-term and extend further into the future the Bank's return to operating profitability.

    The Company had total assets of $725 million at March 31, 1995, down from $744 million at December 31, 1994.

OPERATING RESULTS
INTEREST MARGIN

    The Company's interest margin, or the difference between the yield earned on loans, mortgage-backed securities and investment securities and the cost of deposits and borrowings, is affected by several factors, including (1) the level of, and relationship between, the dollar amount of interest-earning assets and interest-bearing liabilities, (2) the relationship between repricing of the Company's adjustable-rate loans and short-term investment securities and its deposits and borrowings, and (3) the magnitude of the Company's nonperforming assets.

    The table below sets forth average interest-earning assets and interest-bearing liabilities, and their related contractual yields and costs, for the three months ended March 31, 1995 and 1994, and for the year ended December 31, 1994, and, for the same periods, as adjusted to reflect the impact of nonaccrual loans (dollars are in thousands).

                                          MARCH 31, 1995              DECEMBER 31,1994              MARCH 31, 1994
                                    ---------------------------  ---------------------------  ---------------------------
                                        AMOUNT      YIELD/ COST      AMOUNT      YIELD/ COST      AMOUNT      YIELD/ COST
                                    --------------  -----------  --------------  -----------  --------------  -----------
INTEREST-EARNING ASSETS
  Loans...........................  $    562,925         8.06%   $    608,651         7.85%   $    652,748         7.61%
  Cash and investment
   securities.....................        60,823         6.42%         97,442         4.64%        103,535         3.84%
  Mortgage-backed securities......        56,229         6.40%         45,810         6.47%         28,551         5.97%
                                    --------------               --------------               --------------
                                         679,977         7.77%        751,903         7.35%        784,834         7.05%
                                    --------------      -----    --------------      -----    --------------      -----
INTEREST-BEARING LIABILITIES
  Deposits........................       658,449         4.60%        763,302         3.89%        817,589         3.67%
  Borrowings......................        29,689         6.02%         14,333         5.23%
                                    --------------               --------------               --------------
                                         688,138         4.66%        777,635         3.91%        817,589         3.67%
                                    --------------      -----    --------------      -----    --------------      -----
  Interest-bearing gap/
   Gross interest margin..........        (8,161)        3.12%        (25,732)        3.30%        (32,755)        3.22%
NONACCRUAL LOANS..................       (37,646)       (0.43)%       (76,386)       (0.75)%       (97,713)       (0.84)%
                                    --------------      -----    --------------      -----    --------------      -----
  Adjusted interest-bearing
   gap/Net interest margin........  $    (45,807)        2.69%   $   (102,118)        2.55%   $   (130,468)        2.38%
                                    --------------      -----    --------------      -----    --------------      -----
                                    --------------      -----    --------------      -----    --------------      -----

    The table below sets forth the balances of interest-earning assets and interest-bearing liabilities, and their contractual yields and costs, at period end and as of the dates indicated (dollars are in thousands).

                                        MARCH 31,                                1994
                                      -------------  ------------------------------------------------------------
                                          1995          DEC 31         SEPT 30        JUNE 30         MARCH 31
                                      -------------  -------------  -------------  --------------  --------------
BALANCES
  Interest-earning assets...........  $   672,932    $   683,637    $   697,814    $    748,141    $    774,588
  Interest-bearing liabilities......     (690,006)      (696,523)      (715,578)       (783,485)       (799,906)
                                      -------------  -------------  -------------  --------------  --------------
  Interest-bearing gap..............      (17,074)       (12,886)       (17,764)        (35,344)        (25,318)
  Nonaccrual loans..................      (34,220)       (39,396)       (63,563)        (75,897)        (87,613)
                                      -------------  -------------  -------------  --------------  --------------
  Adjusted interest-bearing gap.....  $   (51,294)   $   (52,282)   $   (81,327)   $   (111,241)   $   (112,931)
                                      -------------  -------------  -------------  --------------  --------------
                                      -------------  -------------  -------------  --------------  --------------
YIELDS AND COSTS
  Interest-earning assets...........         7.19%          6.97%          6.96%           6.87%           6.86%
  Interest-bearing liabilities......        (4.79)%        (4.40)%        (4.18)%         (3.82)%         (3.61)%
  Gross interest margin.............         2.28%          2.48%          2.68%           2.87%           3.14%
  Nonaccrual loans..................        (0.37)%        (0.41)%        (0.95)%         (0.74)%         (0.84)%
                                      -------------  -------------  -------------  --------------  --------------
  Net interest margin...............         1.91%          2.07%          1.73%           2.13%           2.30%
                                      -------------  -------------  -------------  --------------  --------------
                                      -------------  -------------  -------------  --------------  --------------

    The dollar amount of the Company's adjusted interest-bearing gap has improved over the past five quarters because foreclosed properties have been sold at a rate in excess of net new defaults (new defaults are placed on nonaccrual status when one payment is missed by a borrower). In particular, the improvement in the Company's adjusted gap during the 1995 first quarter reflects an increase in the rate of property disposal during the quarter (see Asset Quality).

    The Company's gross interest margin, expressed as a percentage of interest-earning assets, has steadily declined since 1993 because of the high volume of foreclosures and the rapid and significant rise in interest rates since early 1994. Commencing with the 1995 second quarter, the Company's gross interest margin will begin a period of steady, sustained expansion, as its adjustable-rate loans reprice at a rate faster than the growth in funding costs and as new loan volume is booked at yields favorable to the existing portfolio. This pattern is consistent with the maturity and repricing characteristics of the Company's assets and liabilities. The Company's deposits generally have maturities of less than one year. Accordingly, a majority of the Company's deposits repriced during 1994 at interest rates reflective of the rise in market interest rates experienced since January 1994. Conversely, approximately 67% of the Company's interest-earning assets are adjustable-rate and priced at a margin over the 11th DCOFI. The 11th DCOFI has declined from 4.36% in January 1993 to a low of 3.63% in March 1994, before rising to 5.01% in March 1995.

    During the next several quarters, management expects that the yield on the Company's interest-earning assets will gradually rise as the 11th DCOFI incorporates its proportionate share of the recent rise in market interest rates. Assuming no change in current market interest rates management expects that the Company's gross interest margin will begin to improve throughout 1995.

OPERATING COSTS

    The table below sets forth the Company's operating costs for the three-month periods indicated (dollars are in thousands). The compensatory and legal costs directly associated with the Company's property management and disposal operations are excluded from the table below and are included in Real Estate Operations (see REAL ESTATE OPERATIONS).

                                                              THREE MONTHS ENDED MARCH 31,
                                                            ---------------------------------
                                                              1995       1994       CHANGE
                                                            ---------  ---------  -----------
Employee-related..........................................  $  (2,574) $  (2,368)  $     206
Occupancy.................................................       (788)      (752)         36
Operating.................................................       (829)      (897)        (68)
Professional fees.........................................       (381)      (349)         32
                                                            ---------  ---------  -----------
                                                               (4,572)    (4,366)       (206)
SAIF premiums and OTS assessments.........................       (549)      (679)       (130)
                                                            ---------  ---------  -----------
                                                            $  (5,121) $  (5,045)  $      76
                                                            ---------  ---------  -----------
                                                            ---------  ---------  -----------

    Direct compensation and commissions represent approximately 75% of all employee-related expenses. Management believes it has a full complement of staff currently in place to effectively complete the bank-wide restructuring. The reduction in SAIF premiums during 1995 reflect the benefit from several branch deposit sales which occurred during the last half of 1994.

NON-INTEREST REVENUES

    The table below sets forth the Company's non-interest revenues for the periods indicated (dollars are in thousands).

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                  ---------------------------------
                                                                    1995       1994       CHANGE
                                                                  ---------  ---------  -----------
Loan and escrow fees............................................  $      96  $     225   $    (129)
Deposit account fees............................................        180        175           5
Other income....................................................        407        347          60
                                                                  ---------  ---------  -----------
                                                                  $     683  $     747   $     (64)
                                                                  ---------  ---------  -----------
                                                                  ---------  ---------  -----------

    Loan and escrow fees in 1994 were higher than current period amounts due to prepayments on existing mortgage loans subject to refinancings.

REAL ESTATE OPERATIONS

    The table below sets forth the revenues and costs attributable to the Company's real estate operations for the three-month periods indicated (dollars are in thousands). The compensatory and legal costs directly associated with the Company's property management and disposal operations are included in the table below in Operating costs.

                                                              THREE MONTHS ENDED MARCH 31,
                                                             -------------------------------
                                                               1995       1994      CHANGE
                                                             ---------  ---------  ---------
EXPENSES ASSOCIATED WITH REAL ESTATE OWNED
  Operating costs
    Employee...............................................  $    (188) $    (369) $     181
    Operating..............................................        (26)       (49)        23
    Professional...........................................        (86)      (199)       113
                                                             ---------  ---------  ---------
                                                                  (300)      (617)       317
                                                             ---------  ---------  ---------
  Holding costs
    Property Taxes.........................................        (23)    (1,450)     1,427
    Repairs, maintenance and renovation....................       (128)      (216)        88
    Insurance..............................................        (37)       (33)        (4)
                                                             ---------  ---------  ---------
                                                                  (488)    (2,316)     1,828
                                                             ---------  ---------  ---------
NET GAINS FROM SALES OF PROPERTIES.........................        179        848       (669)
RENTAL INCOME, NET.........................................        475        287        188
                                                             ---------  ---------  ---------
                                                             $     166  $  (1,181) $   1,347
                                                             ---------  ---------  ---------
                                                             ---------  ---------  ---------

    Commencing in August 1993 and continuing through the first quarter of 1995, the Company established and staffed a separate group to manage the Company's property management, construction, property disposal and restructuring operations. The costs included in the table above (and, therefore, excluded from operating costs (see OPERATING COSTS)), include employee compensation, benefits, and outside legal fees directly attributable to the assets under management by this group.

    Through June 30, 1994, the Company expensed as incurred the cost of minor refurbishment and renovations for individual single family homes following foreclosure. Commencing with the 1994 third quarter, such amounts have been capitalized as incurred, with specific reserves and the resultant carrying value of the asset being adjusted, as appropriate. For all periods, the costs of major construction following the foreclosure of multiple-unit for-sale housing developments have been capitalized as incurred and appropriately reflected in the carrying values of such assets.

    Net revenues from owned properties principally include the net operating income (collected rental revenues less operating expenses) from foreclosed apartment buildings or receipt, following foreclosure, of similar funds held by receivers during the period the original loan was in default.

    As of March 31, 1995, the Company's portfolio of properties consisted of 284 individual homes, apartment buildings and land parcels. In addition, as of that date the Company's defaulted loan portfolio was represented by 140 properties and its portfolio of performing project concentration loans secured 551 individual homes. Because of the large aggregate number of units represented by these risk portfolios, management expects that the costs incurred to manage the property disposal and loan restructuring operations of the Company, plus the holding costs associated with these portfolios (other than interest lost following a loans' default and subsequent foreclosure), will continue to be significant for the next several quarters.

ASSET QUALITY
GENERAL

    The Company's loan portfolio is exclusively concentrated in Southern California real estate. At March 31, 1995 and 1994, respectively, 57.3% and 57.3% of the Company's loan portfolio consisted of permanent loans secured by single family residences, 38.2% and 37.0% consisted of permanent loans secured by multi-unit residential properties, and 4.5% and 5.7% consisted of loans to finance commercial properties, the acquisition of land and the construction of single family housing.

    Historically, the Company actively financed the construction of residential properties, principally small-to-medium sized tracts of detached single family homes and condominiums, and small apartment buildings (generally, less than 37 units). With respect to for-sale housing developments, the Company typically provided permanent financing to buyers of individual homes and condominiums within projects for which it provided the construction financing. In addition, the Company generally provided a permanent loan commitment following its financing for the construction of apartment buildings.

    With respect to its past construction financing activities, the Company had long-standing customer relationships with a small group of builders and developers within its lending markets. Many of these builders were affiliated with one another, either by marriage or business association. A significant portion of the Company's nonperforming loans and foreclosed properties are associated with this group of builders and developers.

    The Company's performance continues to be adversely affected by the weakness evident in its loan portfolio and a high volume of foreclosures. These asset quality trends reflect the continuing weakness of the Southern California economy, and the direct translation of this weakness to local real estate markets. These factors have been, and will continue to be, exacerbated by several factors unique to the Company's loan portfolio, including (1) its sizeable portfolio of land and construction loans and properties, with respect to which development, construction and/or sales are incomplete, (2) its portfolio of loans secured by apartment buildings, for which property cash flows are, or may become, inadequate to meet borrowers' debt service requirements, (3) the concentration within the Company's loan and property portfolios of multiple permanent loans and foreclosed properties within a single integrated development, and (4) the concentration within the Company's portfolio of loans to one or more individuals, or groups of individuals, which are affiliated and with respect to which there remain limited financial resources to fund debt service payments where property cash flows (either from sales of homes or from income property cash flows) are, or may become, inadequate.

LOAN IMPAIRMENT

    Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral for collateral dependent loans. The recorded investment in these loans and the valuation allowance for credit losses related to loan impairment are as follows (dollars in thousands):

                                                                                   1995
                                                                                 ---------
Principal amount of impaired loans.............................................  $  30,292
Accrued interest...............................................................        732
Less deferred loan fees/cost...................................................        702
                                                                                 ---------
                                                                                    30,322
Less valuation allowance.......................................................      6,558
                                                                                 ---------
                                                                                 $  23,764
                                                                                 ---------
                                                                                 ---------

    FAS 114, Accounting by Creditors for Impairment of a Loan, was adopted on January 1, 1995. At that date, a valuation for credit losses related to impaired loans was separately identified. The activity in the allowance account is as follows:

Valuation allowance at beginning of period......................  $   4,935
Net charges to operations for impairment........................      1,623
                                                                  ---------
Valuation allowance at end of period............................  $   6,558
                                                                  ---------
                                                                  ---------

    Total cash collected on impaired loans during the three months ended March 31, 1995 was $215,000 of which $57,000 was credited to the principal balance outstanding on such loans and $158,000 was recognized as interest income.

RISK ASSETS

    At March 31, 1995 the Company's problem asset ratios were far higher than those of most lenders within its lending markets. The table below sets forth the composition, measured by gross and net investment, of the Company's Risk Asset portfolio. Risk Assets include owned properties, nonaccrual loans, and performing loans which have been adversely classified pursuant to OTS regulations ("Performing/Classified" loans) and guidelines. Loans categorized as Special Mention are not classified pursuant to regulatory guidelines, but are included in these tables as an indication of migration trends (dollars are in thousands).

                                                                  MARCH 31,   DECEMBER 31,   MARCH 31,
                                                                    1995          1994         1994
                                                                 -----------  ------------  -----------
NONPERFORMING ASSETS
Properties.....................................................  $    95,224   $   99,119   $   131,271
Nonaccrual loans...............................................       34,220       39,396        87,614
                                                                 -----------  ------------  -----------
                                                                     129,444      138,515       218,885
OTHER LOANS
Performing loans classified Doubtful or Substandard............       69,053       61,289        73,616
                                                                 -----------  ------------  -----------
    GROSS INVESTMENT IN RISK ASSETS............................      198,497      199,804       292,501
CREDIT LOSSES
Specific reserves and writedowns...............................      (44,905)     (43,749)      (68,771)
Allocated general reserves.....................................       (4,979)      (8,167)      (16,447)
                                                                 -----------  ------------  -----------
    NET INVESTMENT IN RISK ASSETS..............................  $   148,613   $  147,888   $   207,283
                                                                 -----------  ------------  -----------
                                                                 -----------  ------------  -----------
    LOANS DESIGNATED AS SPECIAL MENTION........................  $    68,037   $   80,385   $    58,323
                                                                 -----------  ------------  -----------
                                                                 -----------  ------------  -----------

    The Company currently places loans on nonaccrual status when (1) they become one or more payment delinquent and (2) management believes that, with respect to performing loans, continued collection of principal and interest from the borrower is not reasonably assured.

    The performance of the asset portfolio during the quarter continued to demonstrate positive results from the restructuring efforts of the past eighteen months. At March 31, 1995, the Company had foreclosed properties and nonaccrual loans with a carrying value of $84 million, or 12% of total assets. At year end 1994, the carrying value of nonperforming assets was $94 million, or 13% of total assets. By comparison, the carrying value of nonperforming assets at March 31, 1994, was $146 million, or 17% of total assets and at December 31, 1993 was $153 million or 17% of total assets. The migration of new loan defaults has slowed measurably, and successful collection efforts and disposition of foreclosures have reduced the overall levels accordingly. Loans in default of their contractual terms and conditions, and subsequently categorized as nonaccrual, at March 31, 1995, amounted to $34 million. This compares favorably to the year end 1994 level of $39 million, a March 31, 1994, balance of $88 million and a December 31, 1993 balance of $80 million. Within the March 31, 1995 total of nonaccrual loans, $12 million in principal balances were delinquent less than three payments.

    The table below sets forth the composition, measured by gross and net investment, of the Company's Risk Asset portfolio as of March 31, 1995, by type of property (dollars are in thousands).

                                                                   PERFORMING\CLASSIFIED
                                                                  -----------------------                    %
                                                     NONACCRUAL                  SPECIAL                 TO TOTAL
                                         PROPERTIES     LOANS     SUBSTANDARD    MENTION      TOTAL      PORTFOLIO
                                         ----------  -----------  ------------  ---------  -----------  -----------
GROSS INVESTMENT
Existing housing
  Single family homes
    Non-Project........................  $    3,452   $   9,521    $    9,321   $  22,235  $    44,529       18.9%
    Project concentrations.............      13,200      10,798        22,907      19,314       66,219       59.7%
  Apartment buildings..................      31,238       9,742        34,980      22,988       98,948       39.3%
Acquisition and Development
  Construction.........................      32,145       4,078         1,663                   37,886       82.6%
  Land.................................      14,788          66                     1,425       16,279       87.2%
Commercial properties..................         401          15           182       2,075        2,673       34.0%
                                         ----------  -----------  ------------  ---------  -----------
                                             95,224      34,220        69,053      68,037      266,534       39.7%
CREDIT LOSSES
Specific reserves and writedowns.......     (35,319)     (5,859)       (3,727)       (288)     (45,193)
Allocated general reserves.............      (2,705)     (1,607)         (667)     (4,404)      (9,383)
                                         ----------  -----------  ------------  ---------  -----------
NET INVESTMENT.........................  $   57,200   $  26,754    $   64,659   $  63,345  $   211,958       31.6%
                                         ----------  -----------  ------------  ---------  -----------  -----------
                                         ----------  -----------  ------------  ---------  -----------  -----------

SINGLE FAMILY (NON-PROJECT)

    In the preceding table, non-project single family homes consist of foreclosed properties and defaulted and performing/classified loans secured by single family homes which are not part of an integrated development, with respect to which the Company financed the construction of the development or financed the purchase of homes from the developer by individuals. At March 31, 1995, the Company (1) owned 11 homes which were being actively marketed for sale, (2) had 53 defaulted loans secured by single family (non-project) homes,
(3) had 29 loans which were performing but had been classified Substandard,  and
(4) had 120 loans which were performing but had been designated Special Mention. The Company has valued its owned single family homes at their estimated liquidation values. The defaulted loan portfolio secured by single family homes (non-project) has been valued, in the aggregate, consistently with the actual recovery rates achieved through sales of foreclosed homes since 1993.

PROJECT CONCENTRATIONS

    The Company made thirty-year, fully-amortizing permanent loans to a large number of purchasers of individual units from developers in for-sale housing developments with respect to which the Company financed construction ("project concentrations"). A majority of these permanent "takeout" loans were originated during the period 1989 through 1992 and were made on terms that fell outside the parameters normally associated with conforming or conventional single family home loans. In some instances, as a means to pay-off a matured, troubled construction loan, the Company made permanent loans to the developer, collateralized individually by the remaining unsold units within the development.

    Through March 1995, management had identified 63 separate project concentrations. The table below summarizes certain information about the Company's project concentrations as of March 31, 1995 (dollars are in thousands). The table includes the Company's gross investment (1) in individual takeout loans within project concentrations, (2) related to unsold units previously foreclosed upon, and (3) related to unsold units which secure a construction loan outstanding at March 31, 1995, and with respect to which the Company also made individual takeout loans.

                                                                   GROSS INVESTMENT/LOAN PRINCIPAL
                                                         ---------------------------------------------------
                                            NUMBER OF      NUMBER OF    INDIVIDUAL   CONSTRUCTION
                                              LOANS          UNITS       TAKEOUTS        LOAN        TOTAL     % TO TOTAL
                                          -------------  -------------  -----------  ------------  ---------  ------------
Performing loans........................          458            551     $  70,225    $    4,009   $  74,234        75.9%
Loans in default........................           62             62        10,798                    10,798        11.1%
Properties..............................           46             59         9,421         3,320      12,741        13.0%
                                                  ---            ---    -----------  ------------  ---------       -----
                                                  566            672     $  90,444    $    7,329   $  97,773       100.0%
                                                  ---            ---    -----------  ------------  ---------       -----
                                                  ---            ---    -----------  ------------  ---------       -----

    The table below summarizes the percentage of all units within project concentrations for which Hawthorne retains a continuing investment.

                                                                                   NUMBER OF
                                                                                     UNITS      % TO TOTAL
                                                                                  -----------  ------------
FINANCED BY HAWTHORNE
  Sold units....................................................................         595         42.5%
  Unsold units..................................................................          77          5.5%
                                                                                       -----        -----
                                                                                         672         48.0%
Financed by others..............................................................         729         52.0%
                                                                                       -----        -----
Total number of units...........................................................       1,401        100.0%
                                                                                       -----        -----
                                                                                       -----        -----

    In addition to the inherent risks associated with real estate loans, project concentration loans pose additional risks of default, foreclosure and loss. As illustrated in the preceding tables, approximately 24% of the number of units originally financed by the Company are either in default or have been foreclosed upon. Many of these units have never been sold by the developer and have either been rented during the interim or remain vacant. The factors which will significantly influence the ultimate recovery of the Company's gross investment in performing project concentration loans include (1) the condition and overall management of a development (by the homeowner's association), (2) the selling prices which can be achieved for the units foreclosed upon, or expected to be foreclosed upon, and resold in the current market, and their relation to the outstanding principal balance of individual performing loans, and (3) the extent to which the original sales of units to end buyers were financed, in part, by the developer, minimizing the initial cash investment required from the purchaser.

    The Company has established specific and general reserves to address the risk factors enumerated above and the resulting uncertainties. Reserves are established separately for each project concentration. The table below summarizes the basis for establishing reserves for project concentrations (dollars are in thousands).

                                                                                   NUMBER OF         GROSS
BASIS OF VALUATION                                                               DEVELOPMENTS     INVESTMENT
- - -----------------------------------------------------------------------------  -----------------  -----------
Recent sales history within project..........................................             23       $  62,723
% of original appraisal......................................................             36          27,138
Current appraisal/no recent sales history....................................              4           7,912
                                                                                          --
                                                                                                  -----------
All project concentrations...................................................             63       $  97,773
                                                                                          --
                                                                                          --
                                                                                                  -----------
                                                                                                  -----------

    Management considers reliable recent sales history to exist when the Company has sold two or more units within a project for cash (financing to the purchaser having been provided by another lender) during 1994. The per unit values at which the Company has established its net investment for these projects are net of expected selling costs. Where no recent sales history exists, current appraisals, less expected selling costs, are utilized to establish the Company's net investment. For all other projects, the significant majority of which are not classified, percentages ranging from 65% to 90% of original appraised value have been utilized to establish the Company's net investment.

APARTMENT BUILDINGS

    At March 31, 1995, the Company owned 55 apartment buildings and loans secured by 22 apartment buildings were in default. With respect to these combined portfolios, the buildings are predominantly located in the South Bay region of Los Angeles, are between five and ten years old and average 12 units in size. The Company's owned apartment buildings have been operated for their current cash flow yield and potential for future appreciation since their foreclosure. The average holding period for this portfolio approximates 12 months. The carrying value of this portfolio has been determined based upon management's projections of the stabilized cash flow returns commanded by investors in such properties, assuming conventional financing terms presently available in the marketplace.

    The gross investment value of the foreclosed properties portfolio at March 31, 1995, was $31 million. The Company accounts for these properties at fair market value by establishing and adjusting, as appropriate, specific and general valuation allowances on these properties. During the first quarter of 1995, the Company recorded provisions for credit losses totalling $12.0 million, the majority of which was attributable to an increase in the capitalization rates utilized by the Company to value its portfolio of owned operating apartment buildings and classified apartment loan collateral. These higher capitalization rates resulted primarily from increases in the cost to finance apartment building acquisitions. Management has recently concluded that the maximum benefit to the Company is now for the orderly liquidation of the foreclosed properties portfolio. These properties, now stabilized and reflective of recovering market conditions, should be liquidated without any material impact to earnings.

    The carrying value of the defaulted apartment loan portfolio has been determined on the same basis as for owned apartment buildings, where property-specific information is available, or based upon the average per unit valuation for owned buildings of similar unit size and unit mix. For performing apartment loans classified either Substandard or designated Special Mention, reserves have been established based upon property-specific valuations which utilize current and stabilized cash flows and incorporate management's assessment of future event risk.

RESIDENTIAL CONSTRUCTION

    The table below sets forth, as of March 31, 1995, the unit composition and gross investment associated with owned developments and loans secured by the remaining unsold units of for-sale housing developments (dollars are in thousands).

                                                                                NUMBER OF UNITS
                                                             NUMBER OF       ----------------------   REMAINING AT
                                                           DEVELOPMENTS       ORIGINAL      SOLD     MARCH 31, 1995
                                                        -------------------  -----------  ---------  --------------
OWNED
  Units...............................................               6              206         (78)          128
  Gross investment....................................                                                 $   32,146
  Net investment......................................                                                     15,155
NONACCRUAL LOANS
  Units...............................................               1               59         (37)           22
  Gross investment....................................                                                 $    4,079
  Net investment......................................                                                      3,048
PERFORMING/CLASSIFIED LOANS
  Units...............................................               1                1                         1
  Gross investment....................................                                                 $    1,663
  Net investment......................................                                                      1,414
                                                                     -
                                                                                    ---         ---  --------------
ALL PROJECTS
  Units...............................................               8              266        (115)          151
                                                                     -
                                                                     -
                                                                                    ---         ---  --------------
                                                                                    ---         ---  --------------
  Gross investment....................................                                                 $   37,888
                                                                                                     --------------
                                                                                                     --------------
  Net investment......................................                                                 $   19,617
                                                                                                     --------------
                                                                                                     --------------

    The Company's owned residential construction projects consist of 6 projects with a total of 206 units. During the first quarter of 1995, the Company sold 33 units at minimal gains, and financed only 2 of these sales.

    The Company accepted a deed-in-lieu of foreclosure in May, 1995, on the project securing the nonaccrual construction loan. Based upon management's estimate of the current market value of the property and existing loan loss reserves, management does not anticipate any material loss in connection with the completion and disposal of this project.

    The project securing the only classified performing construction loan consisted of single family residence. The loan matured in March 1995, and in April, the Company took a deed-in-lieu of foreclosure. Construction is complete on this property and, based on the current fair market value of the property, management does not anticipate any material losses in connection with the disposal of this property.

LAND

    The Company's portfolio of owned land parcels is concentrated in (1) several tentatively mapped, unimproved land parcels entitled for multiple unit residential developments ($12 million of gross investment), (2) one multiple lot development ($6.4 million of gross investment) and (3) several single lot developments. Management is presently evaluating its disposal options with respect to several of the Company's owned land parcels (included in (1) above), including having the Company retain ownership of the land and fund future development. Therefore, these parcels are not being currently marketed for sale. All of the remaining parcels are being actively marketed for sale.

    The Company's investment in land has been valued by reference to comparable land sales (where available), current appraisals and discounted cash flow land residual analyses.

RESERVES

    The Company maintains reserves against specific assets, in those instances in which it believes that full recovery of the Company's gross investment is unlikely. As of March 31, 1995, the Company had established specific reserves based upon (1) management's strategy to be employed in managing and disposing of the asset and the corresponding financial consequences, (2) current indications of property values from (a) completed, recent sales from the Company's property portfolio, (b) real estate brokers, and
(c) potential buyers of the Company's properties, and (3) current property appraisals. In addition, management establishes general reserves against its loan and property portfolios when sufficient information does not exist to support establishing specific reserves. The loss factors utilized to establish general reserves are based upon (1) the actual loss experience for similar loans and properties within the Company's portfolio, when such loss experience is available and representative of the assets being valued in, or (2) estimates of current liquidation values for collateral serving performing loans for a representative sampling of each portfolio segment.

    During the first quarter of 1995, the OTS and the FDIC completed an examination of the Company and the Bank. As previously mentioned, the Company increased its reserves for potential losses on the classified loan and property portfolios by $12.0 million during the first quarter of 1995. The increased reserves are reflective of higher capitalization rates utilized by the Company and the regulatory agencies to value collateral supporting apartment loans and foreclosed properties, and were not associated with actual losses within the portfolio.

    The table below sets forth the amounts and percentages of general and specific credit losses for the Company's loan and property portfolios as of March 31, 1995 (dollars are in thousands).

                                                                            LOANS
                                                                   ------------------------
                                                                   PERFORMING   NONACCRUAL   PROPERTIES     TOTAL
                                                                   -----------  -----------  -----------  ---------
AMOUNTS
Writedowns.......................................................   $  --        $  --        $   2,979   $   2,979
Specific reserves................................................       4,438        5,859       32,340      42,637
General reserves.................................................      13,415        1,607        2,705      17,727
                                                                   -----------  -----------  -----------  ---------
  Total credit losses............................................   $  17,853    $   7,466    $  38,024   $  63,343
                                                                   -----------  -----------  -----------  ---------
                                                                   -----------  -----------  -----------  ---------
PERCENTAGES
% of total credit losses to gross investment.....................        3.4%        21.8%        39.9%        9.6%
% of general reserves to gross investment........................        2.5%         4.7%         2.8%        2.7%

    The tables below summarize the activity of the Company's reserves for the periods indicated (dollars are in thousands).

                                                                   THREE MONTHS ENDED MARCH 31,
                                                          -----------------------------------------------
                                                                   1995                    1994
                                                          ----------------------  -----------------------
                                                          PROPERTIES     LOANS    PROPERTIES     LOANS
                                                          -----------  ---------  -----------  ----------
RESERVE ACTIVITY
Beginning balance.......................................   $  33,517   $  21,461   $  39,457   $   46,628
Provision for losses....................................                  12,000
Charge-offs.............................................      (6,486)       (128)     (1,412)
Recoveries..............................................
Transfers...............................................       8,014      (8,014)     11,163      (11,163)
                                                          -----------  ---------  -----------  ----------
Ending balance..........................................   $  35,045   $  25,319   $  49,208   $   35,465
                                                          -----------  ---------  -----------  ----------
                                                          -----------  ---------  -----------  ----------

LENDING OPERATIONS

    During the second half of 1994, the Bank re-entered its lending markets, principally the South Bay area of Los Angeles County, after completely rebuilding its lending infrastructure with new products, services, processing systems, appraisal practices and credit management. For the first quarter of 1995, the Bank was able to increase its net loan outstanding by $11 million through new originations totaling $25 million. This represented the Bank's first period of significant production during the past eighteen months. The new loan production was centered in multi-family properties (50%), single family loans (40%), and construction financing within the South Bay market (10%). The Company considers these three segments its pricing sources of new business. (See ASSET GENERATION)

CAPITAL

    The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and implementing capital regulations require the Bank to maintain (1) Tangible Capital of at least 1.5% of Adjusted Total Assets (as defined in the regulations); (2) Core Capital of at least 3.0% of adjusted total assets (as defined in the regulations); and (3) Total Risk-based Capital equal to 8.0% of Total Risk-weighted Assets (as defined in the regulations).

    The following table summarizes the regulatory capital requirements under FIRREA for the Bank at March 31, 1995, but does not reflect future phasing out of certain assets, including investments in, and loans to, subsidiaries which presently engage in activities not permitted for national banks (the impact is immaterial). As indicated in the table, the Bank's capital levels exceed all three of the currently applicable minimum FIRREA capital requirements (dollars are in thousands).

                                                  TANGIBLE CAPITAL            CORE CAPITAL           RISK-BASED CAPITAL
                                              ------------------------  ------------------------  ------------------------
                                                BALANCE         %         BALANCE         %         BALANCE         %
                                              -----------  -----------  -----------  -----------  -----------  -----------
Stockholder's equity........................  $    27,674               $    27,674               $    27,674
Adjustments
  General valuation allowances..............                                                            5,598
  Core deposits intangibles.................         (216)
  Interest rate risk component (1)..........
                                              -----------               -----------               -----------
Regulatory capital (2)......................       27,458       3.80%        27,674       3.83%        33,272       7.60%
Required minimum............................       10,847       1.50%        21,701       3.00%        35,076       8.00%
                                              -----------        ---    -----------        ---    -----------      -----
Excess (deficient) capital..................  $    16,611       2.30%   $     5,973       0.83%   $    (1,798)     (0.40)%
                                              -----------        ---    -----------        ---    -----------      -----
                                              -----------        ---    -----------        ---    -----------      -----
Adjusted assets (3).........................  $   723,138               $   723,356               $   438,376
                                              -----------               -----------               -----------
                                              -----------               -----------               -----------

- - ------------------------
(1) At March 31, 1995, the OTS had temporarily suspended the application of its interest rate risk regulation but anticipated that it would become effective again as of September 30, 1995. Had the regulation been in effect at March 31, 1995, the Bank would have been required to deduct from risk-based capital an interest rate risk exposure component of $3,224,000 (unaudited) as computed by the OTS as one-half of the excess of the estimated change in the Bank's net portfolio value (determined in accordance with OTS regulations) over a normal change in net portfolio value (2%) assuming an immediate and sustained 200 basis point increase in interest rates, using the Bank's reported balance sheet information as of December 31, 1994. The Bank's risk-based capital ratio would have been 6.91% as of March 31, 1995 had the deduction been required.
(2) At periodic intervals, both the OTS and the FDIC routinely examine the Bank as part of their legally prescribed oversight of the industry. Based on their examinations, the regulators can direct that the Bank's financial statements be adjusted in accordance with their findings.
(3) The term "adjusted assets" refers to the term "adjusted total assets" as defined in 12 C.F.R. Section 567.1(a) for purposes of tangible and core capital requirements, and for purposes of risk-based capital requirements, refers to the term "risk-weighted assets" as defined in 12 C.F.R. Section 567.1(b)

    Under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), which supplemented FIRREA, the OTS has issued "prompt corrective action" regulations with specific capital ranking tiers for thrift institutions. Progressively more stringent operational limitations and other corrective actions are required as an institution declines in the capital ranking tiers. The five qualifying tiers are set forth below.

                                                                         RATIO OF
                                                                       CORE CAPITAL        RATIO OF
                                                        RATIO OF            TO          TOTAL CAPITAL
                                                      CORE CAPITAL     RISK-WEIGHTED   TO RISK-WEIGHTED
                                                        TO ASSETS         ASSETS            ASSETS
                                                     ---------------  ---------------  ----------------
Well capitalized...................................    6% or above      5% or above      10% or above
Adequately capitalized.............................    4% or above      4% or above      8% or above
Under capitalized..................................     Under 4%         Under 4%          Under 8%
Significantly undercapitalized.....................     Under 3%         Under 3%          Under 6%
Critically undercapitalized........................  Ratio of tangible equity to adjusted total assets of 2% or less

    The Bank's ratios at March 31, 1995 are set forth below.

Ratio of Core Capital to Total Assets.......................................       3.83%
Ratio of Core Capital to Risk-weighted Assets (Leverage ratio)..............       6.31%
Ratio of Total Capital to Risk-weighted Assets..............................       7.60%

    Based upon the foregoing, the Bank is classified as an under capitalized institution.

    The thrift industry is exposed to economic trends and fluctuations in real estate values. In recent periods, those trends have been recessionary in nature, particularly in Southern California. Accordingly, the trends have adversely affected both the delinquencies being experienced by institutions such as the Bank and the ability of such institutions to recoup principal and accrued interest through acquisition and sale of the underlying collateral. No assurances can be given that such trends will not continue in future periods, creating increasing downward pressure on the earnings and capital of thrift institutions.

SUPERVISORY AGREEMENT

    On October 24, 1994, the Bank's Board of Directors and the OTS entered into a Supervisory Agreement ("Agreement"). The Agreement requires that (1) the Bank increase its core and risk-based capital ratios to a minimum of 6.0% and 11.0%, respectively, by June 30, 1995, (2) the Bank submit its 1995 Business Plan ("Plan") to the OTS for their prior approval, and that the Plan incorporate an infusion of capital into the Bank as prescribed in the Agreement, (3) the Bank fully implement its Asset Review policy by April 1, 1995, in particular that the Bank formally implement the organizational provisions of such policy, and (4) the Bank retain qualified Compliance and Community Investment Act officers and staff and maintain effective and comprehensive Compliance and CRA programs to ensure the Bank's compliance with all applicable consumer protection, nondiscrimination, fair lending and housing, public policy, and other compliance laws and regulations, with particular emphasis on the Bank's compliance with those areas identified as problems in the Bank's 1990, 1991 and 1992 Compliance Examinations. The Agreement also requires the Board of Directors to adopt a Compliance Resolution following each calendar quarter during which the Agreement remains in effect for submission to the OTS. The Agreement contains no termination date. The Agreement supersedes in their entirety all previously outstanding enforcement documents, including a Cease and Desist Order, dated March 11, 1992, and Directive Letters dated December 29, 1992 and December 12, 1990.

    Management and the Board of Directors have informed the OTS and the FDIC that the Company will not achieve its required capital ratios by June 30, 1995. As previously stated, the Company will be submitting a capital plan by the end of May to the OTS. The OTS may accept the capital plan, it may reject it, or it may request modifications. Absent an acceptable capital plan the OTS may impose additional corrective actions against the Company, inclusive of a forced receivership and liquidation. Raising the required additional capital is expected to result in a substantial dilution of existing stockholder interests. Consistent with its 1994 Business Plan, a Chief Compliance Officer and Community Investment Officer were retained by mid-year. See PROSPECTS for a further discussion of the strategic elements management expects to be incorporated into the Company's 1995 Business Plan.

CAPITAL RESOURCES AND LIQUIDITY

    The Bank's liquidity position refers to the extent to which the Bank's funding sources are sufficient to meet its current and long-term cash requirements. Federal regulations currently require a savings institution to maintain a monthly average daily balance of liquid and short-term liquid assets equal to at least 5.0% and 1.0%, respectively, of the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar month. The Bank had liquidity and short-term liquidity ratios of 12% and 6%, respectively, as of March 31, 1995, and 14% and 12%, respectively, as of December 31, 1994.

    The Bank's current primary funding resources are deposit accounts, principal payments on loans, proceeds from property sales and cash flows from operations. Other possible sources of liquidity available to the Bank include reverse repurchase transactions involving the Bank's investment securities, mortgage-backed securities or whole loans, FHLB advances, commercial bank lines of credit, and direct access, under certain conditions, to borrowings from the Federal Reserve System. The cash needs of the Bank are principally for the payment of interest on and withdrawals of deposit accounts, the funding of loans, operating costs and expenses, and holding and refurbishment costs on foreclosed properties.

    To supplement its funding needs, the Company enters into reverse repurchase agreements, in which it sells securities with an agreement to repurchase the same securities at a specific future date (overnight to 90 days). The Company enters into such transactions only with dealers determined by management to be financially strong and who are recognized as primary dealers in U.S. Treasury securities by the Federal Reserve Board. The following table summarizes information relating to the Company's reverse repurchase agreements as of March 31, 1995 (dollars are in thousands):

                                                                                                1995
                                                                                             -----------
Average balance during period..............................................................  $  29,000
Average interest rate during period........................................................       6.07%
Maximum month-end balance during period....................................................     47,141
Mortgage-backed securities underlying the agreements at period end:
  Carrying value...........................................................................      9,046
  Estimated market value...................................................................      8,829
Outstanding reverse repurchase agreements
  Balance..................................................................................      8,585
  Interest rate............................................................................       6.10%

    Reverse repurchase agreements outstanding March 31, 1995 matured on April 6, 1995, and were rolled over for an additional 30 days.

INTEREST RATE RISK MANAGEMENT

    The objective of interest rate risk management is to stabilize the Company's net interest income ("NII") while limiting the change in its net portfolio value ("NPV") from interest rate fluctuations. The Company seeks to achieve this objective by matching its interest sensitive assets and liabilities, and maintaining the maturity and repricing of these assets and liabilities at appropriate levels given the interest rate environment. When the amount of rate sensitive liabilities exceeds rate sensitive assets, the net interest income will generally be negatively impacted during a rising rate environment as has been the situation during the past eighteen months. The speed and velocity of the repricing of assets and liabilities will also contribute to the effects on net interest income.

    The Company utilizes two methods for measuring interest rate risk. Gap analysis is the first method, with a focus on measuring absolute dollar amounts subject to repricing given certain periods of time. A negative gap occurs when interest sensitive liabilities exceed interest sensitive assets, with the majority of the focus typically at the one-year maturity horizon. The negative one-year maturity gap indicates, absent offsetting factors, that the Company has more exposure to interest rate risk in an increasing interest rate environment. This is the situation in which the Company has operated in during the past year.

    In addition to utilizing gap analysis in measuring interest rate risk, the Company performs a monthly interest rate simulation. This simulation provides the Company with an estimate of both the dollar amount and percentage change in net interest income under various interest rate scenarios. All assets and liabilities are subjected to tests of up to 400 basis points in increases and decreases in interest rates. Under each interest rate scenario, the Company projects its net interest income and net portfolio value of market equity of the current balance sheet. From these results, the Company can then develop alternatives to dealing with the tolerance thresholds.

    A principal mechanism used by the Company in the past for interest rate risk management was the origination of ARMs tied to the 11th DCOFI. The basic premise was that the Company's actual cost of funds would parallel the 11th DCOFI, and as such, the net interest margins would generate the desired operating results.

    ARMs tied to 11th DCOFI are slower in responding to current interest rate environments than other types of variable rate loans because the index is a compilation of the average rates paid by member institutions of the 11th District of the FHLB. This index typically lags market rate changes in both directions. If interest rates on deposit accounts increase due to market conditions and competition, it may be anticipated that the Company will, absent offsetting factors, experience a decline in the percentage of net interest income to average interest-earning assets (the "Net Interest Margin"). A contributing factor would be the lag in upward pricing of the ARMs tied to the 11th DCOFI. However, the lag inherent in the 11th DCOFI will also cause the ARMs to remain at a higher rate for a longer period after interest rates on deposits begin to decline. The 11th DCOFI lag during a falling rate environment should benefit, in the short-term, the Company's Net Interest Margin, but the actual dynamics of prepayments and the fact that ARMs reprice at various intervals may somewhat alter this expected benefit.

    Effective September 30, 1995, the Office of Thrift Supervision ( the "OTS") will require that institutions complete an Interest Rate Risk Exposure Report. This report will measure an institution's interest rate risk given the effect of large interest rate movements. If, based upon the results of this calculation, the institution's interest rate risk falls outside of the permitted range, the institution will be required to deduct certain amounts from its risk-based capital. In response to this OTS requirement, the Company has implemented a strategy to reduce its interest rate exposure. This strategy includes, among other things, an interest rate cap. In March 1995, the Company purchased a six-month cap with a notional amount of $450 million with a strike price of approximately 110 basis points above current market rates. This cap was intended to reduce the impact of a sharp increase in interest rates on the Company's liabilities, which tend to reprice faster than the Company's loan portfolio.

PROSPECTS
FINANCIAL

    For the three-year period ended December 31, 1994, the Company reported cumulative net losses of $55 million, reducing its equity capital by 58%. For the three months ended March 31, 1995, the Company lost $9.4 million. The quarter loss was generated by provisions for credit losses of $12.0 million, which was partially offset by net earnings of $0.1 million from its core savings and loan business, $0.2 million in earnings from real estate operations, and net gains on sales of securities (net of tax adjustments) of $2.5 million. As described more fully elsewhere herein, the Company's operating margins have been significantly impacted because of the high volume of foreclosures and the rapid and significant rise in interest rates since early 1994. Commencing with the 1995 second quarter, the Company's operating margins will begin to improve with the continued disposition of foreclosed assets and favorable repricing of its adjustable-rate loan portfolio. Conversely, since mid-1993, operating costs have increased from their pre-1993 levels as new management has (1) aggressively pursued the retention of highly qualified people to restructure the Company's existing operations, to manage its portfolio of Risk Assets and to establish new lines of business, (2) made significant investments in the

Company's remaining facilities, (3) made significant investments to improve the Company's information management systems, and (4) spent heavily to promote the Company's products and services. As a consequence, the Company's current level of fixed costs cannot be profitably spread over its diminished asset base ($725 million at March 31, 1995 as compared with $980 million at June 30, 1993).

    The factors enumerated above will result in a continuation of operating losses. Based upon current projections, which assume (1) no change in the current level of market interest rates, (2) significant new asset generation (see below) initiated in early in 1995, and (3) the current level of operating costs, the Company will not be profitable until the end of 1995, at the earliest.

RISK ASSETS
    Notwithstanding the significant progress made in disposing of foreclosed properties during 1994 and the first quarter of 1995, the Company's portfolios of Risk Assets remain at very significant and highly dilutive levels. As previously reported, management does not expect that these portfolios will be reduced to levels approaching those normally associated with "healthy" financial institutions until at least the end of 1995 or early 1996. To date, recoveries from property sales have comported with the reserves previously established since 1993 and virtually all of the Company's multiple unit, for-sale housing projects have experienced multiple unit sales during 1994 (without being financed by the Company), providing a solid, empirical basis for the current carrying values of such projects. However, management cannot predict with certainty the future performance of the Company's remaining portfolio of performing loans, much of which has been classified. Accordingly, additional provisions for credit losses may be required in the future should the performance of its loan portfolio deteriorate further.

BRANCH RESTRUCTURING

    During the 1994 third quarter, management largely completed its restructuring of the Company's retail branch network. The Company now operates 9 savings branches with average deposits of $75 million per branch. At September 30, 1993, the Company operated 21 branches, with average deposits per branch of $44 million.

    During the next several quarters, deposit growth is expected to be generated from the Company's existing locations. The Company has initiated certain activities that are intended to increase its core deposit base, while reducing its average cost of funds. These initiatives will include introducing greater emphasis on building upon lower costing transactional accounts, such as checking, savings, NOW and money market accounts. The Company will also seek to shorten the average maturity of certificates of deposits as general interest rates continue to moderate.

ASSET GENERATION

    The Company reestablished its real estate financing operation very late in 1994 and competes with numerous financial intermediaries for new loans. The Company's new financing programs are targeted to owners and purchasers of medium-sized apartment buildings, single family development sites and expensive single family residences. In addition, the Company continues to offer competitive loan programs to all home buyers within its immediate market areas. Internal projections call for the Company's aggregate financing volume to grow gradually throughout 1995. Management contemplates that new loan originations will be held in portfolio rather than being sold in the secondary mortgage markets.

REGULATORY

    As described elsewhere herein (see SUPERVISORY AGREEMENT), the Bank remains under the intense scrutiny of the OTS and the FDIC. Until such time as the Bank
(1) receives an infusion of capital sufficient to meet current and future balance sheet requirements, (2) satisfies the OTS that the operating and compliance deficiencies accumulated prior to 1993 have been adequately and permanently addressed, (3) achieves a further significant reduction to its portfolios of Risk Assets, and (4) can demonstrate sustainable profitability, management believes that regulatory scrutiny of its business activities, including lending programs, and branch and entity acquisitions, will continue to be intense. Such scrutiny could result in the OTS not permitting the Company to proceed with one or more of the strategic initiatives described above.

    Should the Company not be permitted to engage in certain higher margin business activities (with respect to which the Company has, or will have, demonstrated competence), future balance sheet growth will either fall short of management's targets or consist of lower margin assets. In this event, the Company's future profitability will not only be retarded but may in fact be pushed out indefinitely into the future.

GENERAL REGULATION

    The OTS has enforcement authority over savings institutions and their holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist orders, to initiate removal and prohibition orders against officers, directors and certain other persons, and the authority to appoint a conservator or receiver. In general, these enforcement actions may be initiated for violations of laws and regulations, violations of cease and desist orders and "unsafe or unsound" conditions or practices, which are not limited to cases of inadequate capital. FIRREA requires, except under certain circumstances, public disclosure of final enforcement actions by the OTS.

    The FDIC has authority to recommend that the OTS take any authorized enforcement action with respect to any federally insured savings institution. If the OTS does not take the recommended action or provide an acceptable plan for addressing the FDIC's concerns within 60 days after receipt of a recommendation from the FDIC, the FDIC may take such action if the FDIC board of directors determines that the institution is in an unsafe or unsound condition or that failure to take such action will result in the continuation of unsafe or unsound practices in conducting the business of the institution. The FDIC may also take action prior to the expiration of the 60-day time period in exigent circumstances after notifying the OTS.

    The FDIC may terminate the deposit insurance of any insured depository if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, which, as with OTS authority, are not limited to cases of capital inadequacy, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation or order or any condition imposed in writing by the FDIC. In addition, FDIC regulations provide that any insured institution that falls below a 2% minimum leverage ratio will be subject to FDIC deposit insurance termination proceedings unless it has submitted, and is in compliance with, a capital plan with its primary federal regulator and the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process if the institution has no tangible capital. The FDIC is additionally authorized by statute to appoint itself as conservator or receiver of an insured institution (in addition to the powers of the institution's primary federal regulatory authority) in cases, among others and upon compliance with certain procedures, of unsafe or unsound conditions or practices or willful violations of cease and desist orders.

                          PART II -- OTHER INFORMATION

 ITEM 1.   Legal Proceedings -- None

 ITEM 2.   Changes in Securities -- None

 ITEM 3.   Defaults upon Senior Securities -- None

 ITEM 4.   Submission of Matters to Vote of Security Holders -- None

 ITEM 5.   Other Materially Important Events -- None

 ITEM 6.   Exhibits and Reports on Form 8-K -- None

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to signed on its behalf by the undersigned thereunto duly authorized.

                        HAWTHORNE FINANCIAL CORPORATION
                ------------------------------------------------

Dated May 15, 1995                                /s/ SCOTT A. BRALY
      ------------------                   -------------------------------
                                                    Scott A. Braly
                                                    PRESIDENT AND
                                               CHIEF EXECUTIVE OFFICER

Dated May 15, 1995                              /s/ NORMAN A. MORALES
      ------------------                   -------------------------------
                                                  Norman A. Morales
                                               EXECUTIVE VICE PRESIDENT
                                             AND CHIEF FINANCIAL OFFICER