Form 10-Q/A
period 1995-03-31
HAWTHORNE FINANCIAL CORP
filed 1995-08-04
CIK 46267

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549



                                   FORM 10-Q/A



 X  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
- ---
     OF 1934

                      For the quarter ended March 31, 1995


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---
     EXCHANGE ACT OF 1934

            For the transition period from            to
                                           ----------    -----------


                        Commission File Number  0-1100


                         HAWTHORNE FINANCIAL CORPORATION
            --------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                 DELAWARE                                  95-2085671
     -----------------------------------------------------------------------
      (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NUMBER)


     2381 ROSECRANS AVENUE, EL SEGUNDO, CA                            90245
    ------------------------------------------------------------------------
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE               (310) 725-5000
                                                                 --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X  No
                                     ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: The Registrant had 2,599,275 shares outstanding of Common stock, $1.00 par value per share, as of April 30, 1995.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                                FORM 10-Q/A INDEX

                      FOR THE QUARTER ENDED MARCH 31, 1995



                                                                            Page
                                                                           -----


                         PART I - FINANCIAL INFORMATION


ITEM 1.   Financial Statements

          Condensed Consolidated Statements of Financial Condition
          at March 31, 1995 (Unaudited) and December 31, 1994                 3

          Condensed Consolidated Statements of Operations (Unaudited)
          for the Three Months Ended March 31, 1995 and 1994                  4

          Condensed Consolidated Statements of Stockholders' Equity
          (Unaudited) for the Three Months Ended March 31, 1995 and 1994      5

          Condensed Consolidated Statements of Cash Flows (Unaudited)
          for the Three Months Ended March 31, 1995 and 1994                  6

          Notes to Condensed Consolidated Financial Statements (Unaudited)    8

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           9



                           PART II - OTHER INFORMATION


ITEM 1.   Legal Proceedings                                                  29

ITEM 2.   Changes in Securities                                              29

ITEM 3.   Defaults upon Senior Securities                                    29

ITEM 4.   Submission of Matters to Vote of Security Holders                  29

ITEM 5.   Other Materially Important Events                                  29

ITEM 6.   Exhibits and Reports on Form 8-K                                   29

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

      CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                           (DOLLARS ARE IN THOUSANDS)



                                                                                  MARCH 31,           DECEMBER 31,
                                                                                     1995                1994
                                                                                  ----------          -----------
ASSETS
Cash and cash equivalents                                                         $ 15,767            $ 18,063

Investment securities at amortized cost (estimated
  market value of $29,321 (1994))                                                                       30,190

Investment securities at market value                                               29,997              13,726

Mortgage-backed securities at amortized cost (estimated market
  value of $52,515 (1995) and $53,993 (1994))                                       54,494              57,395

Loans receivable (net of allowance for estimated
  losses of $26,019 (1995) and $21,461 (1994))                                     540,823             537,020

Real estate owned (net of allowance for estimated
  losses of $35,045 (1995) and $33,517 (1994))                                      57,200              62,613

Accrued interest receivable                                                          3,873               3,542

Investment in capital stock of Federal Home Loan Bank - at cost                      7,095               6,995

Office premises and equipment - at cost, net                                        10,837              10,538

Income tax receivables                                                               2,630               2,630

Other assets                                                                         1,584               1,081
                                                                                   -------             -------
                                                                                  $724,300            $743,793
                                                                                   -------             -------
                                                                                   -------             -------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposit accounts                                                                $681,421            $649,382
  Reverse repurchase agreements                                                      8,585              47,141
  Accounts payable and other liabilities                                             4,984               6,078
  Income taxes payable                                                                                     365
                                                                                   -------             -------
                                                                                   694,990             702,966
Stockholders' equity                                                                29,310              40,827
                                                                                   -------             -------
                                                                                  $724,300            $743,793
                                                                                   -------             -------
                                                                                   -------             -------

   The accompanying notes are an integral part of these financial statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                (DOLLARS ARE IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                     THREE MONTHS ENDED
                                                           MARCH 31,
                                                     -------------------------
                                                        1995                1994
                                                      -------             ------
Interest revenues
  Loans                                              $11,338             $12,787
  Investment securities                                  976                 993
  Mortgage-backed securities                             900                 426
                                                      ------              ------
                                                      13,214              14,206
                                                      ------              ------
Interest costs
  Deposits                                            (7,466)             (7,490)
  Borrowings                                            (447)
                                                      ------              ------
                                                      (7,913)             (7,490)
                                                      ------              ------

Gross interest margin                                  5,301              6,716

Credit losses on loans
  Accrued interest on nonaccrual loans                  (730)             (1,654)
  Loan principal                                     (12,745)                (84)
                                                      ------              ------
Net interest margin                                   (8,174)              4,978

Non-interest revenues                                    683                 747

Operating costs                                       (5,121)             (5,045)

Real estate operations, net                              166              (1,181)

Securities gains, net                                  2,902
                                                      ------              ------
Pretax loss                                           (9,544)               (501)

Income taxes                                            (585)                (81)
                                                      ------              ------
NET LOSS                                            $(10,129)              $(582)
                                                      ------              ------
                                                      ------              ------

Net loss per share                                    $(3.90)             $(0.22)
                                                      ------              ------
                                                      ------              ------
Dividends paid per share                                 N/A               $ N/A
                                                      ------              ------
                                                      ------              ------
Average shares of common stock outstanding             2,599               2,599
                                                      ------              ------
                                                      ------              ------
Dividend payout ratio                                    N/A                 N/A
                                                      ------              ------
                                                      ------              ------

   The accompanying notes are an integral part of these financial statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

                           (DOLLARS ARE IN THOUSANDS)


                                                                             THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                             --------------------
                                                                                1995           1994
                                                                              -------        -------
Balance at beginning of period                                                $40,827        $43,949

Change in unrealized gain/(loss) on available-for-sale securities              (1,393)

Net loss for the period                                                       (10,129)          (582)

Repayments of ESOP loan                                                             5              4
                                                                               ------         ------
Balance at end of period                                                      $29,310        $43,371
                                                                               ------         ------
                                                                              -------         ------


   The accompanying notes are an integral part of these financial statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                           (DOLLARS ARE IN THOUSANDS)


                                                                             THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                             -------------------
                                                                                 1995           1994
                                                                               -------        -------
OPERATING ACTIVITIES
Net loss                                                                     $(10,129)       $  (582)
Adjustments
  Decrease in income tax receivables                                                           8,018
  Depreciation and amortization                                                   541            158
  FHLB stock dividends                                                           (100)           (68)
  Increase in interest receivable                                                (331)          (283)
  Decrease in income taxes payable                                               (365)
  Amortization of loan fees                                                      (933)          (371)
  Increase in other assets                                                       (472)          (856)
  Decrease in other liabilities                                                (1,050)        (1,026)
  Provision for estimated credit losses                                        12,745             84
  Provision for other asset disposal                                              221
  Other, net                                                                      (34)           (60)
                                                                               ------         ------

Net cash provided by operating activities                                          93          5,014
                                                                               ------         ------

INVESTING ACTIVITIES
Investment securities
  Purchases                                                                      (124)
  Maturities                                                                                   2,000
  Sales - available-for-sale securities                                        12,488
Mortgage-backed securities
  Principal amortization                                                        1,462            755
  Sales                                                                         1,438
  Purchases                                                                                   (9,956)
Lending
  New loans funded                                                            (24,357)          (237)
  Disbursements on construction loans                                            (369)        (1,157)
  Principal payments by borrowers                                               3,860          7,527
  Payoffs                                                                       7,046         11,836
  Other, net                                                                   (1,340)          (154)
Real estate owned
  Proceeds from sales of properties                                             7,561         14,875
  Capitalized costs on properties                                              (2,732)        (2,881)
  Other, net                                                                     (179)          (620)
Redemption of FHLB stock                                                                         802
Other, net                                                                       (631)          (322)
                                                                               ------         ------

Net cash provided by investing activities                                       4,123         22,468
                                                                               ------         ------


                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                           (DOLLARS ARE IN THOUSANDS)


                                                                             THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                             -------------------
                                                                                 1995           1994
                                                                               -------        -------
FINANCING ACTIVITIES
Net (decrease) increase in deposits                                            32,039        (31,364)
Net repayment of reverse repurchase agreements                                (38,556)
Repayment of ESOP loan                                                              5              4
                                                                               ------         ------

Net cash used in financing activities                                          (6,512)       (31,360)
                                                                               ------         ------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                        (2,296)        (3,878)

BEGINNING CASH AND CASH EQUIVALENTS                                            18,063         42,901
                                                                               ------         ------

ENDING CASH AND CASH EQUIVALENTS                                             $ 15,767       $ 39,023
                                                                               ------         ------
                                                                               ------         ------


Supplemental disclosures of cash flow information
  Cash paid during the period for
    Interest                                                                 $  8,237       $  7,555

  Non-cash investing and financing activities
    Real estate owned additions                                              $  7,837       $ 27,881
    Loans originated to finance property sales                                    215          2,785
    Transfer of held-to-maturity securities to available-for-sale              30,168


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

          FASB has issued Statement of Financial Accounting Standards Number 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures - an amendment of FASB Statement No. 114," ("SFAS 118") which amends SFAS 114, to allow a creditor to use existing methods for recognizing interest income on an impaired loan. To accomplish that, it eliminates the provisions in SFAS 114 that described how a creditor should report income on an impaired loan.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     The Company reported a net loss of $10.1 million for the first quarter of 1995, compared to net losses of $2.2 million and $0.6 million for the fourth quarter of 1994 and the first quarter of 1994, respectively. The first quarter of 1995 was adversely impacted by additional credit loss provisions of $12.7 million associated with the Company's classified loan and property portfolios. Most of this increase was attributable to an increase in the capitalization rates utilized by the Company to value its portfolios of owned operating apartment buildings and classified apartment loan collateral. These higher capitalization rates have generally resulted from an increase, since mid-1994, in the cost to investors financing apartment building acquisitions. Approximately 75% of the first quarter reserve addition applied to specific loans and properties, with the remainder used to supplement the Company's general reserves.

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

     At March 31, 1995, the Bank had core and risk-based capital ratios of 3.73% and 7.44%, respectively. Under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), the Office of Thrift Supervision ("OTS") has issued "prompt corrective action" regulations with specific capital ranking tiers for thrift institutions. Progressly more stringent operational limitations and other corrective actions are required as an institution declines in the capital ranking tiers. With the loss recorded during the first quarter of 1995, the Bank's capital designation has declined from "Adequately Capitalized" to "Under Capitalized". In early May 1995, the Bank received a directive from the OTS to formulate and present a capital plan which satisfies regulatory concerns. The Bank will file a capital plan with the OTS by the end of May and expects a response to its plan by the end of June. Management expects that the Bank's capital plan will closely mirror its operative business plan for 1995 and 1996, which has previously been reviewed with the OTS (see PROSPECTS). The OTS may accept or reject the capital plan as filed, or require modifications to the filed plan. If the OTS ultimately does not accept the Bank's capital plan, it may impose restrictions on the Bank's activities or move to place the Bank into conservatorship or receivership. Since October 1994, the Bank has been operating pursuant to a supervisory agreement with the OTS (see SUPERVISORY AGREEMENT), the principal provision of which requires the Bank to increase its core and risk-based capital ratios to 6% and 11%, respectively, by June 30, 1995. The Bank has informed the OTS that it will be unable to satisfy this provision of the agreement. Management cannot predict with certainty whether the Bank's failure to satisfy the capital ratio provision of the supervisory agreement will have an adverse impact upon the Bank, nor whether the OTS will accept the Bank's capital plan or whether it will require the Bank to limit its current activities. Management has informed the OTS that any material change to its current operating plan, in particular its asset disposition and loan origination strategies, would likely exacerbate the Bank's operating losses in the short-term and extend further into the future the Bank's return to operating profitability.

     The Company had total assets of $724 million at March 31, 1995, down from $744 million at December 31, 1994.


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


                                         MARCH 31 , 1995               DECEMBER 31,1994               MARCH 31, 1994
                                     ------------------------      ------------------------      ------------------------
                                                       YIELD/                        YIELD/                        YIELD/
                                      AMOUNT           COST         AMOUNT           COST         AMOUNT           COST
                                     --------          ------      --------          ------      --------          ------
INTEREST-EARNING ASSETS

Loans                                $562,925          8.06%       $608,651          7.85%       $652,748          7.61%
Cash and investment securities         60,823          6.42%         97,442          4.64%        103,535          3.84%
Mortgage-backed securities             56,229          6.40%         45,810          6.47%         28,551          5.97%
                                      -------                       -------                      --------
                                      679,977          7.77%        751,903          7.35%        784,834          7.05%
                                      -------          -----        -------          -----       --------          -----

INTEREST-BEARING LIABILITIES
Deposits                              658,449          4.60%        763,302          3.89%        817,589          3.67%
Borrowings                             29,689          6.02%         14,333          5.23%
                                      -------                       -------                      --------
                                      688,138          4.66%        777,635          3.91%        817,589          3.67%
                                      -------          -----        -------          -----       --------          -----
Interest-bearing gap/
Gross interest margin                  (8,161)         3.12%        (25,732)         3.30%        (32,755)         3.22%

NONACCRUAL LOANS                      (37,646)        (0.43%)       (76,386)        (0.75%)       (97,713)        (0.84%)
                                      --------         -----        -------          -----       --------          -----

Adjusted interest-bearing gap/
Net interest margin                  $(45,807)         2.69%      $(102,118)         2.55%      $(130,468)         2.38%
                                      -------          -----        -------          -----       --------          -----
                                      -------          -----        -------          -----       --------          -----




     The table below sets forth the balances of interest-earning assets and interest-bearing liabilities, and their contractual yields and costs, at period end and as of the dates indicated (dollars are in thousands).


                                     MARCH 31,                                1994
                                    -----------    -------------------------------------------------------
                                       1995          DEC 31        SEPT 30        JUNE 30        MARCH 31
                                    -----------    ----------    -----------    -----------    -----------
BALANCES
Interest-earning assets              $ 672,932      $ 683,637     $ 697,814      $ 748,141      $ 774,588
Interest-bearing liabilities          (690,006)      (696,523)     (715,578)      (783,485)      (799,906)
                                     ---------      ---------      ---------      ---------       --------
Interest-bearing gap                   (17,074)       (12,886)      (17,764)       (35,344)       (25,318)
Nonaccrual loans                       (34,220)       (39,396)      (63,563)       (75,897)       (87,613)
                                     ---------      ---------      ---------      ---------       --------

Adjusted interest-bearing gap        $ (51,294)     $ (52,282)    $ (81,327)     $(111,241)     $(112,931)
                                     ---------      ---------      ---------      ---------       --------
                                     ---------      ---------      ---------      ---------       --------

YIELDS AND COSTS
Interest-earning assets                   7.19%          6.97%         6.96%          6.87%          6.86%
Interest-bearing liabilities             (4.79%)        (4.40%)       (4.18%)        (3.82%)        (3.61%)

Gross interest margin                     2.28%          2.48%         2.68%          2.87%          3.14%

Nonaccrual loans                         (0.37%)        (0.41%)       (0.95%)        (0.74%)        (0.84%)
                                     ---------      ---------      ---------      ---------       --------

Net interest margin                       1.91%          2.07%          1.73%         2.13%          2.30%
                                     ---------      ---------      ---------      ---------       --------
                                     ---------      ---------      ---------      ---------       --------


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


                                       THREE MONTHS ENDED MARCH 31,

                                   ------------------------------------
                                    1995           1994         CHANGE
                                   ------         ------       --------
Employee-related                 $(2,574)       $(2,368)         $ 206
Occupancy                           (788)          (752)            36
Operating                           (829)          (897)           (68)
Professional fees                   (381)          (349)            32
                                 --------        -------         ------
                                  (4,572)        (4,366)          (206)
SAIF premiums and OTS
assessments                         (549)          (679)          (130)
                                 --------       --------         ------
                                 $(5,121)       $(5,045)         $  76
                                 --------       --------         ------
                                 --------       --------         ------


     Direct compensation and commissions represent approximately 75% of all employee-related expenses. Management believes it has a full complement of staff currently in place to effectively complete the bank-wide restructuring. The reduction in SAIF premiums during 1995 reflect the benefit from several branch deposit sales which occurred during the last half of 1994.

NON-INTEREST REVENUES

     The table below sets forth the Company's non-interest revenues for the periods indicated (dollars are in thousands).


                                               THREE MONTHS ENDED MARCH 31,
                                             --------------------------------
                                              1995         1994       CHANGE
                                             ------       ------     --------
     Loan and escrow fees                     $ 96         $225       $(129)
     Deposit account fees                      180          175           5
     Other income                              407          347          60
                                               ---          ---         ---
                                              $683         $747       $ (64)
                                               ---          ---         ---
                                               ---          ---         ---


     Loan and escrow fees in 1994 were higher than current period amounts due to prepayments on existing mortgage loans subject to refinancings

REAL ESTATE OPERATIONS

     The table below sets forth the revenues and costs attributable to the Company's real estate operations for the three-month periods indicated (dollars are in thousands). The compensatory and legal costs directly associated with the Company's property management and disposal operations are included in the table below in Operating costs.


                                               THREE MONTHS ENDED MARCH 31,
                                             --------------------------------
                                              1995         1994       CHANGE
                                             ------       ------     --------
EXPENSES ASSOCIATED WITH REAL ESTATE OWNED
Operating costs
 Employee                                    $(188)     $  (369)     $  181
 Operating                                     (26)         (49)         23
 Professional                                  (86)        (199)        113
                                              -----      -------      -----
                                              (300)        (617)        317
                                              -----      -------      -----

 Holding costs
 Property Taxes                                (23)      (1,450)      1,427
 Repairs, maintenance and renovation          (128)        (216)         88
 Insurance                                     (37)         (33)         (4)
                                              -----      -------      -----
                                              (488)      (2,316)      1,828
                                              -----      -------      -----

NET GAINS FROM SALES OF PROPERTIES             179          848        (669)
RENTAL INCOME, NET                             475          287         188
                                              -----      -------      -----

                                             $ 166      $(1,181)     $1,347
                                              -----      -------      -----
                                              -----      -------      -----


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

     As of March 31, 1995, the Company's portfolio of properties consisted of over 284 individual homes, apartment buildings and land parcels. In addition, as of that date the Company's defaulted loan portfolio was represented by 140 properties and its portfolio of performing project concentration loans secured 551 individual homes. Because of the large aggregate number of units represented by these risk portfolios, management expects that the costs incurred to manage the property disposal and loan restructuring operations of the Company, plus the holding costs associated with these portfolios (other than interest lost following a loans' default and subsequent foreclosure), will continue to be significant for the next several quarters.


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

LOAN IMPAIRMENT

     Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral for collateral dependent loans. The recorded investment in these loans and the valuation allowance for credit losses related to loan impairment are as follows (dollars are in thousands).


                                                       1995
                                                     -------

     Principal amount of impaired loans              $30,292
     Accrued interest                                    732
     Less loan fees/cost                                 702
                                                      ------

     Less valuation allowance                         30,322

                                                       6,558
                                                      ------

                                                     $23,764
                                                      ------
                                                      ------


     FAS 114, Accounting by Creditors for Impairment of a Loan, was adopted on January 1, 1995. At that date, a valuation for credit losses related to impaired loans was separately identified. The activity in the allowance account for the quarter ended March 31, 1995 is as follows:


     Valuation allowance at beginning of period       $4,935
     Net charges to operations for impairment          1,623
                                                      ------

     Valuation allowance at end of period             $6,558
                                                      ------
                                                      ------

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


                                                    MARCH 31,    DECEMBER 31,     MARCH 31,
                                                      1995           1994          1994
                                                    ---------    ------------     ---------
     NONPERFORMING ASSETS
     Properties                                     $ 95,224       $ 99,119       $131,271
     Nonaccrual loans                                 34,220         39,396         87,614
                                                    --------       --------       --------
                                                     129,444        138,515        218,885

     OTHER LOANS
     Performing loans classified Doubtful
       or Substandard                                 69,053         61,289         73,616
                                                    --------       --------       --------

         GROSS INVESTMENT IN RISK ASSETS             198,497        199,804        292,501

     CREDIT LOSSES
     Specific reserves and writedowns                (44,905)       (43,749)       (68,771)
     Allocated general reserves                       (9,679)        (8,167)       (16,447)
                                                    --------       --------       --------

         NET INVESTMENT IN RISK ASSETS              $143,913       $147,888       $207,283
                                                    --------       --------       --------
                                                    --------       --------       --------

         LOANS DESIGNATED AS SPECIAL MENTION        $ 68,037       $ 80,385        $58,323
                                                    --------       --------       --------
                                                    --------       --------       --------



     The Company currently places loans on nonaccrual status when (1) they become one or more payment delinquent and (2) management believes that, with respect to performing loans, continued collection of principal and interest from the borrower is not reasonably assured.

     The performance of the asset portfolio during the quarter continued to demonstrate positive results from the restructuring efforts of the past eighteen months. At March 31, 1995, the Company had foreclosed properties and nonaccrual loans with a carrying value of $84 million, or 12% of total assets. At year end 1994, the carrying value of nonperforming assets was $94 million, or 13% of total assets. By comparison, the carrying value of nonperforming assets at March 31, 1994, was $146 million, or 17% of total assets and at December 31, 1993 was $153 million, or 17% of total assets. The migration of new loan defaults has slowed measurably, and successful collection efforts and disposition of foreclosures have reduced the overall levels accordingly. Loans in default of their contractual terms and conditions, and subsequently categorized as nonaccrual, at March 31, 1995, amounted to $34 million. This compares favorably to the year end 1994 level of $39 million, a March 31, 1994, balance of $88 million and a December 31, 1993 balance of $80 million. Within the March 31, 1995 total of nonaccrual loans, $12 million in principal balances were delinquent less than three payments.

     The table below sets forth the composition, measured by gross and net investment, of the Company's Risk Asset portfolio as of March 31, 1995, by type of property (dollars are in thousands).


                                                                PERFORMING\CLASSIFIED                      %
                                                                ---------------------
                                                   NONACCRUAL                  SPECIAL                 TO TOTAL
                                     PROPERTIES       LOANS     SUBSTANDARD    MENTION      TOTAL      PORTFOLIO
                                     ----------    ----------   -----------    -------     -------     ---------
GROSS INVESTMENT
Existing housing
 Single family homes
  Non-Project                          $ 3,452       $ 9,521      $ 9,321      $22,235     $ 44,529      18.9%
  Project concentrations                13,200        10,798       22,907       19,314       66,219      59.7%
 Apartment buildings                    31,238         9,742       34,980       22,988       98,948      39.3%
Acquisition and Development
 Construction                           32,145         4,078        1,663                    37,886      82.6%
 Land                                   14,788            66                     1,425       16,279      87.2%
Commercial properties                      401            15          182        2,075        2,673      34.0%
                                       -------       -------      -------      -------     --------
                                        95,224        34,220       69,053       68,037      266,534      40.4%
CREDIT LOSSES
Specific reserves and writedowns       (35,319)       (5,859)      (3,727)        (288)     (45,193)
Allocated general reserves              (2,705)       (1,607)      (5,367)      (4,404)     (14,083
                                       -------       -------      -------      -------     --------

NET INVESTMENT                         $57,200       $26,754      $59,959      $63,345     $207,258      34.8%
                                       -------       -------      -------      -------     --------      ----
                                       -------       -------      -------      -------     --------      ----



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


                                          GROSS INVESTMENT/LOAN PRINCIPAL
                             ----------------------------------------------------------
                    NUMBER       NUMBER       INDIVIDUAL     CONSTRUCTION
                    OF LOANS    OF UNITS       TAKEOUTS          LOAN          TOTAL        % TO TOTAL
                    --------    --------      ----------     ------------     -------       ----------
Performing loans         458         551        $70,225         $4,009        $74,234          75.9%
Loans in default          62          62         10,798                        10,798          11.1%
Properties                46          59          9,421          3,320         12,741          13.0%
                       -----        ----        -------         ------        -------         ------
                         566         672        $90,444         $7,329        $97,773         100.0%
                       -----        ----        -------         ------        -------         ------
                       -----        ----        -------         ------        -------         ------



     The table below summarizes the percentage of all units within project concentrations for which Hawthorne retains a continuing investment.


                                     NUMBER
                                     OF UNITS         % TO TOTAL
                                     --------         ----------
     FINANCED BY HAWTHORNE
      Sold units                          595            42.5%
      Unsold units                         77             5.5%
                                        -----           -----
                                          672            48.0%
     Financed by others                   729            52.0%
                                        -----           -----

     Total number of units              1,401           100.0%
                                        -----           -----
                                        -----           -----



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


                                                      NUMBER OF     GROSS
                 BASIS OF VALUATION                   DEVELOPMENTS  INVESTMENT
          ----------------------------------------    ------------  ----------
          Recent sales history within project                23       $62,723
          % of original appraisal                            36        27,138
          Current appraisal/no recent sales history           4         7,912
                                                             --        ------
          All project concentrations                         63       $97,773
                                                             --        ------
                                                             --        ------


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

     The gross investment value of the foreclosed properties portfolio at March 31, 1995, was $31 million. The Company accounts for these properties at fair market value, by establishing and adjusting, as appropriate, specific and general valuation allowances on these properties. During the first quarter of 1995, the Company recorded provisions for credit losses totalling $12.0 million, the majority of which was attributable to an increase in the capitalization rates utilized by the Company to value its portfolio of owned operating apartment buildings and classified apartment loan collateral. These higher capitalization rates resulted primarily from increases in the cost to finance apartment building acquisitions. Management has recently concluded that the maximum benefit to the Company is now for the orderly liquidation of the foreclosed properties portfolio. These properties, now stabilized and reflective of recovering market conditions, should be liquidated without any material impact to earnings.

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


                                                          NUMBER OF UNITS
                                    NUMBER OF        ------------------------          REMAINING AT
                                  DEVELOPMENTS          ORIGINAL           SOLD       MARCH 31, 1995
                                  ------------       ---------------       ----       --------------
OWNED
 Units                                 6                   206              (78)               128
 Gross investment                                                                          $32,146
 Net investment                                                                             15,155
NONACCRUAL LOANS
 Units                                 1                    59              (37)                22
 Gross investment                                                                           $4,079
 Net investment                                                                              3,048
PERFORMING/CLASSIFIED LOANS
 Units                                 1                     1                                   1
 Gross investment                                                                           $1,663
 Net investment                                                                              1,414
ALL PROJECTS
                                     ---                   ---             ----            -------
 Units                                 8                   266             (115)               151
                                     ---                   ---             ----            -------
                                     ---                   ---             ----            -------
 Gross investment                                                                          $37,888
                                                                                           -------
                                                                                           -------
 Net investment                                                                            $19,617
                                                                                           -------
                                                                                           -------


     The Company's owned residential construction projects consist of 6 projects with a total of 206 units. During the first quarter of 1995, the Company sold 33 units at minimal gains, and financed only 2 of these sales.

     The Company accepted a deed-in-lieu of foreclosure in May, on the project securing the nonaccrual construction loan. Based upon management's estimate of the current market value of the property and existing loan loss reserves, management does not anticipate any material loss in connection with the completion and disposal of the project.

     The project securing the only classified performing construction loan consisted of single family residences. The loan matured in March 1995, and in April, the Company took a deed-in-lieu of foreclosure. Construction is complete on this property and, based on the current fair market value of the property, management does not anticipate any material losses in connection with the disposal of this property.

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

     During the first quarter of 1995, the OTS and the FDIC completed an examination of the Company and the Bank. As previously mentioned, the Company increased its reserves for potential losses on the classified loan and property portfolios by $12.7 million during the first quarter of 1995. The increased reserves are reflective of higher capitalization rates utilized by the Company and the regulatory agencies to value collateral supporting apartment loans and foreclosed properties, and were not associated with actual losses within the portfolio.

     The table below sets forth the amounts and percentages of general and specific credit losses for the Company's loan and property portfolios as of March 31, 1995 (dollars are in thousands).


                                            LOANS
                                  ----------------------
                                  PERFORMING      NONACCRUAL     PROPERTIES        TOTAL
                                  ----------      ----------     ----------       -------
     AMOUNTS
     Writedowns                      $   -           $  -          $ 2,979        $ 2,979
     Specific reserves                 4,438          5,859         32,340         42,637
     General reserves                 14,115          1,607          2,705         18,427
                                      ------          -----         ------         ------

     Total credit losses             $18,553         $7,466        $38,024        $64,043
                                      ------          -----         ------         ------
                                      ------          -----         ------         ------


     PERCENTAGES
     % of total credit losses to
      gross investment                  3.5%          21.8%          39.9%           9.7%
     % of general reserves to
      gross investment                  2.7%           4.7%           2.8%           2.8%


     The tables below summarize the activity of the Company's reserves for the periods indicated (dollars are in thousands).


                                    THREE MONTHS ENDED MARCH 31,
                           --------------------------------------------
                                  1995                          1994
                           -------------------       -------------------
                           PROPERTIES    LOANS       PROPERTIES    LOANS
                           ----------   -------      ----------   -------
RESERVE ACTIVITY
     Beginning balance      $33,517     $21,461       $39,457     $46,628
     Provision for losses                12,700
     Charge-offs             (6,486)       (128)       (1,412)
     Recoveries
     Transfers                8,014      (8,014)       11,163     (11,163)
                             ------      ------        ------      ------

     Ending balance         $35,045     $26,019       $49,208     $35,465
                             ------      ------        ------      ------
                             ------      ------        ------      ------



LENDING OPERATIONS

     During the second half of 1994, the Bank re-entered its lending markets, principally the South Bay area of Los Angeles County, after completely rebuilding its lending infrastructure with new products, services, processing systems, appraisal practices and credit management. For the first quarter of 1995, the Bank was able to increase its net loan outstanding by $11 million through new originations totaling $25 million. This represented the Bank's first period of significant production during the past eighteen months. The new loan production was centered in multi-family properties (50%), single family loans (40%), and construction financing within the South Bay market (10%). The Company considers these three segments its pricing sources of new business (see ASSET GENERATION).


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


                                     TANGIBLE CAPITAL              CORE CAPITAL              RISK-BASED CAPITAL
                                     -----------------           ----------------            ------------------
                                       BALANCE      %              BALANCE      %                BALANCE    %
                                     ---------    ----           ---------    ----           -----------  ----

Stockholder's equity                 $ 26,974                    $ 26,974                    $ 26,974
Adjustments
  General valuation
    allowances                                                                                5,598
  Core deposits intangibles              (216)
  Interest rate risk component (1)
                                     --------     ----           --------     ----           --------


Regulatory capital (2)                 26,758     3.70%            28,374     3.73%            32,572     7.44%
Required minimum                       10,837     1.50%            21,680     3.00%            35,014     8.00%
                                     --------     ----           --------     ----           --------    -----

Excess (deficient) capital           $ 15,921     2.20%          $  5,994     0.73%          $ (2,442)   (0.56%)
                                     --------     ----           --------     ----           --------    -----
                                     --------     ----           --------     ----           --------    -----

Adjusted assets (3)                  $722,438                    $722,656                    $437,676
                                     --------     ----           --------     ----           --------    -----
                                     --------     ----           --------     ----           --------    -----


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

(3) The term "adjusted assets" refers to the term "adjusted total assets"as defined in 12 C.F.R. Section 567.1(a) for purposes of tangible and core capital requirements, and for purposes of risk-based capital requirements, refers to the term "risk-weighted assets" as defined in 12 C.F.R. Section 567.1(b)

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


                                                             RATIO OF            RATIO OF
                                                           CORE CAPITAL        TOTAL CAPITAL
                                         RATIO OF            TO RISK-            TO RISK-
                                       CORE CAPITAL          WEIGHTED            WEIGHTED
                                         TO ASSETS            ASSETS              ASSETS
                                      --------------      --------------      --------------

Well capitalized                        6% or above         5% or above        10% or above
Adequately capitalized                  4% or above         4% or above         8% or above
Under capitalized                        Under 4%            Under 4%            Under 8%
Significantly undercapitalized           Under 3%            Under 3%            Under 6%
Critically undercapitalized           Ratio of tangible equity to adjusted total assets of 2% or less



     The Bank's ratios at March 31, 1995 are set forth below.

          Ratio of Core Capital to Total Assets                                 3.73%

          Ratio of Core Capital to Risk-weighted Assets (Leverage ratio)        6.16%

          Ratio of Total Capital to Risk-weighted Assets                        7.44%


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

     Management and the Board of Directors have informed the OTS and the FDIC that the Company will not achieve its required capital ratios by June 30, 1995. As previously stated, the Company will be submitting a capital plan by the end of May to the OTS. The OTS may accept the capital plan, it may reject it, or it may request modifications. Absent on acceptable capital plan, the OTS may impose additional corrective actions against the Company, inclusive of a forced receivership and liquidation. Raising the required additional capital is expected to result in a substantial dilution of existing stockholder interests. Consistent with its 1994 Business Plan, a Chief Compliance Officer and Community Investment Officer were retained by mid-year. See PROSPECTS for a further discussion of the strategic elements management expects to be incorporated into the Company's 1995 Business Plan


CAPITAL RESOURCES AND LIQUIDITY

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


                                                          1995
                                                        --------

     Average balance during period                     $29,000
     Average interest rate during period                  6.07%
     Maximum month-end balance during period            47,141
     Mortgage-backed securities
      underlying the agreements at period end:
        Carrying value                                   9,046
        Estimated market value                           8,829
     Outstanding reverse repurchase agreements
        Balance                                          8,585
        Interest rate                                     6.10%


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

                           PART II - OTHER INFORMATION


ITEM 1.   Legal Proceedings - None

ITEM 2.   Changes in Securities - None

ITEM 3.   Defaults upon Senior Securities - None

ITEM 4.   Submission of Matters to Vote of Security Holders - None

ITEM 5.   Other Materially Important Events - None

ITEM 6.   Exhibits and Reports on Form 8-K - None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to signed on its behalf by the undersigned thereunto duly authorized.



                          HAWTHORNE FINANCIAL CORPORATION




Dated August 2, 1995                       /s/  SCOTT A. BRALY
      -----------------                 -----------------------------
                                          Scott A. Braly
                                          President and
                                          Chief Executive Officer



Dated August 2, 1995                       /s/  NORMAN A. MORALES
      ---------------                   -----------------------------
                                            Norman A. Morales
                                            Executive Vice President
                                            and Chief Financial Officer