Form 10-Q
period 1995-06-30
HAWTHORNE FINANCIAL CORP
filed 1995-08-14
CIK 46267

                               UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON D.C. 20549



                                 FORM 10-Q



 X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
- ---    OF 1934

                    For the quarter ended June 30, 1995


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ---    ACT OF 1934

               For the transition period from          to
                                              --------    --------

                      Commission File Number  0-1100

                     HAWTHORNE FINANCIAL CORPORATION
                 --------------------------------------
          (Exact Name of Registrant as Specified in its Charter)


              DELAWARE                                     95-2085671
     -------------------------------------------------------------------
    (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NUMBER)


     2381 ROSECRANS AVENUE, EL SEGUNDO, CA                            90245
    ------------------------------------------------------------------------
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)


   REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE           (310) 725-5000

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X   No
                                   ----    ----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: The Registrant had 2,599,275 shares outstanding of Common stock, $1.00 par value per share, as of August 1, 1995.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                               FORM 10-Q INDEX

                      FOR THE QUARTER ENDED JUNE 30, 1995

                                                                                Page
                                                                                ----
                      PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Condensed Consolidated Statements of Financial Condition
         at June 30, 1995 (Unaudited) and December 31, 1994                      3

         Condensed Consolidated Statements of Operations (Unaudited)
         for the Three and Six Months Ended June 30, 1995 and 1994               4

         Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
         for the Six Months Ended June 30, 1995 and 1994                         5

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         for the Three and Six Months Ended June 30, 1995 and 1994               6

         Notes to Condensed Consolidated Financial Statements (Unaudited)        7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                               8


                       PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings                                                       25

ITEM 2.  Changes in Securities                                                   25

ITEM 3.  Defaults upon Senior Securities                                         25

ITEM 4.  Submission of Matters to Vote of Security Holders                       25

ITEM 5.  Other Materially Important Events                                       25

ITEM 6.  Exhibits and Reports on Form 8-K                                        25


                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                         (DOLLARS ARE IN THOUSANDS)


                                  ASSETS


                                                                   JUNE 30,     DECEMBER 31,
                                                                     1995          1994
                                                                  (UNAUDITED)    (AUDITED)
                                                                  ----------    -----------
Cash and cash equivalents                                          $  18,277     $  18,063
Investment securities at amortized cost (estimated market
   value of $29,321 (1994))                                                         30,190
Investment securities at market value                                               13,726
Mortgage-backed securities at amortized cost (estimated
   market value of $52,249 (1995) and $53,993 (1994))                 52,980        57,395
Loans receivable (net of allowance for estimated losses of
   $20,690 (1995) and $21,461 (1994))                                546,576       537,020
Real estate owned (net of allowance for estimated losses of
   $13,507 (1995) and $33,517 (1994))                                 63,509        62,613
Office premises and equipment - at cost, net                          10,133        10,538
Investment in capital stock of Federal Home Loan Bank - at cost        6,156         6,995
Accrued interest receivable                                            3,212         3,542
Income tax receivables                                                 2,630         2,630
Other assets                                                           1,624         1,081
                                                                  ----------    -----------
                                                                   $ 705,097     $ 743,793
                                                                  ==========    ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities
   Deposit accounts                                                $ 670,019     $ 649,382
   Reverse repurchase agreements                                                    47,141
   Accounts payable and other liabilities                              5,901         6,078
   Income taxes payable                                                                365
                                                                  ----------    -----------
                                                                     675,920       702,966

Stockholders' equity                                                  29,177        40,827
                                                                  ----------    -----------
                                                                   $ 705,097     $ 743,793
                                                                  ==========    ===========


The accompanying notes are integral part of these financial statements.

                    HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (DOLLARS ARE IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              THREE MONTHS ENDED      SIX MONTHS ENDED
                                                   JUNE 30,                JUNE 30,
                                             ------------------     --------------------
                                               1995       1994        1995        1994
                                             -------    -------     --------    --------
Interest revenues
    Loans                                    $11,387    $12,099     $ 22,725    $ 24,886
    Investment securities                        492        968        1,468       1,961
    Mortgage-backed securities                   839        726        1,739       1,152
                                             -------    -------     --------    --------
                                              12,718     13,793       25,932      27,999
                                             -------    -------     --------    --------
Interest costs
    Deposits                                  (8,349)    (7,232)     (15,815)    (14,722)
    Borrowings                                  (138)                   (585)
                                             -------    -------     --------    --------
                                              (8,487)    (7,232)     (16,400)    (14,722)
                                             -------    -------     --------    --------
Gross interest margin                          4,231      6,561        9,532      13,277
Credit losses on loans
    Accrued interest on nonaccrual loans        (677)    (1,595)      (1,407)     (3,249)
    Loan principal                                       (1,063)     (12,745)     (1,147)
                                             -------    -------     --------    --------
Net interest margin                            3,554      3,903       (4,620)      8,881
Non-interest revenues                            364        450        1,047       1,197
Operating costs                               (4,918)    (5,151)     (10,039)    (10,195)
Real estate operations, net                      650       (125)          816     (1,307)
Securities gains, net                            147                   3,049
Loan sale gains, net                              68                      68
                                             -------    -------     --------    --------
Pretax loss                                     (135)      (923)      (9,679)     (1,424)
Income taxes                                                (45)        (585)       (126)
                                             -------    -------     --------    --------
NET (LOSS)                                   $  (135)   $  (968)    $(10,264)   $ (1,550)
                                             =======    =======     ========    ========
Net loss per share                           $ (0.05)   $ (0.37)    $  (3.95)   $  (0.60)
                                             =======    =======     ========    ========
Dividends paid per share                         N/A        N/A          N/A         N/A
                                             =======    =======     ========    ========
Average shares of common stock outstanding     2,599      2,599        2,599       2,599
                                             =======    =======     ========    ========
Dividend payout ratio                            N/A        N/A          N/A         N/A
                                             =======    =======     ========    ========


The accompanying notes are an integral part of these financial statements.

                     HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                               (DOLLARS ARE IN THOUSANDS)



                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                        ------------------------
                                                           1995          1994
                                                        ----------     ---------
Balance at beginning of period                           $ 40,827       $ 43,949
Change in unrealized gain/(loss) on
    available for sale securities                          (1,394)           289
Net loss for the period                                   (10,264)        (1,550)
Repayment of ESOP loan                                          8             10
                                                         --------       --------
Balance at end of period                                 $ 29,177       $ 42,698
                                                         ========       ========


The accompanying notes are an integral part of these financial statements.

                          HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                    (DOLLARS ARE IN THOUSANDS)

                                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  JUNE 30,                       JUNE 30,
                                                         --------------------------     -------------------------
                                                             1995          1994             1995         1994
                                                         ------------  ------------     ------------  -----------
OPERATING ACTIVITIES

Net Loss                                                  $   (135)    $   (968)         $ (10,264)    $ (1,550)
Adjustments
    Decrease in income tax receivable                                     7,495                          15,513
    Depreciation and amortization                              470          161              1,011          319
    FHLB stock dividends                                       (77)         (73)              (177)        (141)
    Decrease (increase) in interest receivable                 661          382                330           95
    Decrease in income taxes payable                                                          (399)
    Amortization of loan fees                                 (415)        (343)            (1,348)        (714)
    Decrease (increase) in other assets                        (35)         831               (507)         (25)
    Decrease (increase) in other liabilities                   918         (238)              (132)      (1,260)
    Provision for estimated credit losses                                 1,000             12,700        1,000
    Provision for other asset disposal                         182                             403
Net cash provided by operating activities                    1,569        8,247              1,617       13,237
                                                          --------     --------           --------     --------
INVESTING ACTIVITIES

Investment securities
    Purchases                                                   13      (10,053)              (111)     (10,053)
    Maturities                                                           32,000                          34,000
    Sales--available for sale securities                    29,984                          42,472
Mortgage-backed securities
    Principal amortization                                   1,513        1,198              2,975        1,953
    Sales                                                                                    1,438
    Purchases                                                           (14,593)                        (24,549)
Lending
    New loans funded                                       (40,353)                        (64,710)        (237)
    Disbursements on construction loans                     (2,231)      (1,439)            (2,600)      (2,596)
    Principal payments by borrowers                          5,282        4,025              9,142        7,636
    Payoffs                                                  5,164       13,928             12,255       29,764
    Sales                                                   19,282                          19,282
    Other, net                                              (2,349)         694             (3,689)         540
Real estate owned
    Proceeds from sales of properties                        6,769       17,141             14,330       32,016
    Past-foreclosure disbursements                          (3,716)      (6,294)            (6,448)      (9,175)
    Other, net                                                 311       (1,169)               132       (1,789)
Redemption of FHLB stock                                     1,015                           1,015          802
Fixed asset additions                                         (502)      (1,747)            (1,134)      (2,129)
Fixed asset sales                                              744                             744
                                                          --------     --------          ---------     --------
Net cash provided by investing activities                   20,926       33,691             25,093       56,183
                                                          --------     --------          ---------     --------
FINANCING ACTIVITIES

Net (decrease) increase in deposits                        (11,402)     (16,210)            20,637      (47,574)
Net repayment of reverse repurchase agreements              (8,585)                        (47,141)
Repayment of ESOP loan                                           2            6                  8           10
                                                          --------     --------          ---------     --------
Net cash used in financing activities                      (19,985)     (16,204)           (26,496)     (47,564)
                                                          --------     --------          ---------     --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                      2,510       25,734                214       21,856
BEGINNING CASH AND CASH                                     15,767       39,023             18,063       42,901
                                                          -------      --------          ---------     --------
ENDING CASH AND CASH EQUIVALENTS                          $ 18,277     $ 64,757          $  18,277     $ 64,757
                                                          ========     ========          =========     ========
Supplemental disclosures of cash flow information
    Cash paid during the period for
        Interest                                          $  8,770     $  7,232          $  17,008     $ 14,787
    Non-cash investing and financing activities
        Real estate owned additions                       $ 14,792     $ 24,890          $  22,629     $  2,771
        Loans originated to finance property sales             231        5,255                446        8,040
        Transfer of held to maturity securities to
            available for sale                                                              30,168



The accompanying notes are an integral part of these financial statements.

                   HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 1995

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of Hawthorne Financial Corporation and its wholly-owned subsidiary, Hawthorne Savings, F.S.B. ("Bank"), collectively referred to as the "Company". All material intercompany transactions and accounts have been eliminated.

     In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1995 and December 31, 1994 and the results of its operations and its cash flows for the six months ended June 30, 1995 and 1994. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Operating results for the six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1995.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

   The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards Number 114 "Accounting by Creditors for Impairment of a Loan," ("SFAS 114") that requires impaired loans be measured based on the present value of expected future cash flows discounted at the effective interest rate of the loan, at the observable market price of the loan, or at the fair value of the collateral if the loan is collateral dependent.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company reported a net loss of $135,000 for the second quarter of 1995, compared to net losses of $10.1 million and $1.0 million for the first quarter of 1995 and the second quarter of 1994, respectively. For the six months ended June 30, 1995 and 1994, the Company reported net losses of $10.3 million and $1.6 million, respectively. For the years ended December 31, 1994 and 1993, respectively, the Company reported net losses of $3.0 million and $29.6 million. The net loss for 1995 resulted from provisions of $12.7 million to increase the Company's classified loan and property loss reserves. No such provisions were recorded during the second quarter of 1995. Most of the 1995 provisions were attributable to an increase in reserves allocated to the Company's foreclosed apartment buildings and for its apartment loan collateral. The higher reserve levels now maintained for these portfolios reflect management's application of capitalization rates higher than those utilized in 1994 to value property cash flows. The higher capitalization rates reflects the increase, since mid-1994, in the cost of market financing of apartment buildings and, in turn, the higher cash flow returns commanded by purchasers of such buildings.

     Partially offsetting the credit loss provisions during the first half of 1995 were securities gains which, net of tax adjustments, totalled $2.5 million and which resulted from the liquidation of all of the Company's available-for-sale securities portfolio, which totaled $42 million. During the second quarter, the Company also sold of $20 million in FNMA-qualified, single family fixed rate mortgage loans. These sales increased the Company's capital, provided liquidity to repay wholesale borrowings and for future loan financings and substantially reduced the Company's interest rate risk.

     Notwithstanding the improvements in operating results during the second quarter of 1995 as compared to the prior quarter and the prior year period, the Company continues to be burdened with the high costs associated with foreclosed properties and nonperforming loans. At June 30, 1995, nonperforming assets, net of reserves, totaled $81 million, or 11% of total assets. By comparison, the related balances and ratios to total assets as of December 31, 1994 and June 30, 1994 were $94 million and 13%, and $135 million and 16%, respectively. During July 1995, the Company commenced marketing certain of its foreclosed apartment buildings for sale. The Company's investment in this portfolio approximates 45% of its entire forclosed property portfolio and approximates 35% of all assets classified as nonperformning. The portfolio owned at June 30, 1995 has been accumulated over a two-year period, during which time the Company has substantially increased property cash flows and invested the funds necessary to cure deferred maintenance and to make needed capital improvements. This portfolio currently produces cash flow returns of over 10% on the Company's written-down investment.

     The 1995 second quarter included the first significant new loan production since 1992. For the three and six-month periods ended June 30, 1995, the Company originated $46 million and $74 million, respectively, of new loans, including construction commitments. Less than $1.0 million of these totals were related to the financing of previously owned properties. Since 1992, the Company has almost exclusively focused its attention on resolving its portfolio of problem assets. With this portfolio now substantially reduced from its levels in 1992 through 1994, the Company launched several new financing business in January 1995, principally to provide financing to owners and purchasers of existing apartment buildings and expensive, estate homes. To a lesser extent, the Company's new loans are secured by commercial income properties, individual homes under construction, and affordable homes within its local markets. Generally, the Company has focused on specialized niche markets requiring high levels of service and flexibility in structuring specific transactions. Accordingly, the Company is compensated for its financing activities by receiving margins on its loans well in excess of the margins typically commanded by other lenders. The loan production to date is now of sufficient magnitude to begin to positively and measurably impact the Company's interest margins. These results, as well as the benefits realized from the upward repricing of the Company's adjustable-rate loan portfolio, should continue to gradually improve the Company's net interest margin during the next several quarters, absent a significant or prolonged rise in market interest rates.

     At June 30, 1995, the Bank had core and risk-based capital ratios of 3.94% and 7.57%, respectively, as compared with the minimum requirements for such ratios at that date of 4% and 8%, respectively. Under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), the Office of Thrift Supervision ("OTS") has issued "prompt corrective action" regulations with specific capital ranking tiers for thrift institutions. Progressively more stringent operational limitations and other corrective actions are required as an institution declines in the capital ranking tiers. With the loss recorded during the first half of 1995, the Bank's capital designation has declined from "adequately capitalized" to "under capitalized". On June 30, 1995, the Bank and its Board of Directors stipulated and consented to the issuance of a prompt corrective action directive (the "Directive") issued by the OTS, the Bank's primary regulator.

     The Directive was issued as a condition of acceptance by the OTS of the Bank's capital restoration plan. The Directive requires the Bank, among other things, (i) to comply with the terms of the revised business plan, (ii) to achieve a capital infusion of between $15 million and $20 million by December 15, 1995, (iii) to retain an investment banking firm to assist in the recapitalization of the Bank, (iv) to comply with all of the mandatory prompt corrective action provisions automatically applicable to the Bank based on its prompt corrective action capital category, and (v) to maintain its total assets at a level not to exceed its total assets as of year end 1994. Unless otherwise approved by the OTS, the Directive also requires that the Bank comply with an OTS-approved time schedule specifying dates between the execution of the Directive and December 15, 1995, by which the Bank must complete specific intermediate steps toward achievement of the capital infusion required by the Directive. Failure to comply with the Directive could result in a forced sale of the Bank at a distressed price under regulatory compulsion or the appointment of a conservator or receiver for the Bank. In addition, the Directive states that it does not prevent the OTS from taking any other type of supervisory, enforcement or resolution action that the OTS determines to be appropriate.

     The Company has engaged an investment banking firm and has been actively assessing the types of capital instruments available, and the requirements of the investment community given the Company's financial condition.

     The Company had total assets at June 30, 1995 of $705 million, down from $744 million at December 31, 1994 and $831 million at June 30, 1994. The Company's continuing efforts to expand its core retail deposit base have generated positive results, with deposits totaling $671 million at June 30, 1995, an increase from $649 million at year end 1994. Deposits at June 30, 1994 were $782 million, which included deposits of $187 million associated with several offices which were subsequently sold to other institutions.

OPERATING RESULTS

INTEREST MARGIN

     The Company's net interest margin, or the difference between the yield earned on loans, mortgage-backed securities and investment securities and the cost of funds to support those earning assets, is affected by several factors, including (1) the level of, and the relationship between, the dollar amount of interest-earning assets and interest-bearing liabilities, (2) the relationship between repricing of the Company's adjustable-rate loans and short-term investment securities and its funding sources, (3) the relationship between market interest rates and local deposit rates offered by competing institutions, and (4) the magnitude of the Company's nonperforming assets.

     The table below set forth average interest-earning assets and interest-bearing liabilities, and their related effective yields and costs, for the six months ended June 30, 1995 and 1994, and for the year ended December 31, 1994, and for the same periods, as adjusted to reflect the impact of nonaccrual loans (dollars in thousands).

                                         JUNE 30, 1995        DECEMBER 31, 1994        JUNE 30, 1994
                                       -----------------     -------------------     ------------------
                                                  YIELD/                 YIELD/                  YIELD/
                                        AMOUNT     COST        AMOUNT     COST        AMOUNT      COST
                                       --------   ------     ---------   -------     ---------   ------
INTEREST-EARNING ASSETS
  Loans                                $566,915    8.02%(1)  $ 608,651  7.85%(1)     $ 640,906    7.77%(1)
  Cash and investment
    securities                           48,031    6.11%        97,442     4.64%        99,456    3.94%
  Mortgage-backed
    securities                           54,999    6.32%        45,810     6.47%        36,179    6.37%
                                       --------              ---------               ---------
                                        669,945    7.74%       751,903     7.35%       776,541    7.21%
                                       --------   ------     ---------   -------     ---------   ------
INTEREST-BEARING LIABILITIES
  Deposits                              666,084    4.79%       763,302     3.89%       802,041    3.66%
  Borrowings                             19,212    6.06%        14,333     5.23%
                                       --------              ---------               ---------
                                        685,296    4.83%       777,635     3.91%       802,041    3.66%
                                       --------   ------     ---------   -------     ---------   ------
  Interest-bearing gap/
    Gross interest margin               (15,350)   2.85%       (25,732)    3.30%       (25,500)   3.42%
NONACCRUAL LOANS                        (34,159)  (-0.42%)     (76,386)  (-0.75%)      (92,899) (-0.84%)
                                       --------   ------     ---------   -------     ---------   ------
  Adjusted interest-bearing
    gap/Net interest margin            $(49,509)   2.43%     $(102,118)    2.55%     $(118,399)   2.58%
                                       ========   ======     =========   =======     =========    =====

- ------------
(1) Effective yield, inclusive of deferred fees.


     The table below sets forth the balances of interest-earning assets and interest-bearing liabilities and their contractual yields and costs, at period end and as of the dates indicated (dollars in thousands).

                                                      1995                           1994
                                            ----------------------    -----------------------------------
                                             JUNE 30,    MARCH 31,     DEC 31       SEPT 30      JUNE 30
                                            ---------    ---------    ---------    ---------    ---------
BALANCES
  Interest-earning assets                   $ 641,652    $ 672,932    $ 683,637    $ 697,814    $ 748,141
  Interest-bearing liabilities               (670,019)    (690,006)    (696,523)    (715,578)    (783,485)
                                            ---------    ---------    ---------    ---------    ---------
  Interest-bearing gap                        (28,367)     (17,074)     (12,886)     (17,764)     (35,344)
  Non-accrual loans                           (23,222)     (34,220)     (39,396)     (63,563)     (75,897)
                                            ---------    ---------    ---------    ---------    ---------
  Adjusted interest-bearing
    gap                                     $ (51,589)   $ (51,294)   $ (52,282)   $ (81,327)   $(111,241)
                                            =========    =========    =========    =========    =========

YIELDS AND COSTS
  Interest-earning assets                       7.49%(1)     7.19%(1)     6.97%(1)     6.96%(1)     6.87%(1)
  Interest-bearing liabilities                (-5.06%)     (-4.79%)     (-4.40%)     (-4.18%)     (-3.82%)
  Gross interest margin                         2.20%        2.28%        2.48%        2.68%        2.87%
  Nonaccrual loans                            (-0.28%)     (-0.37%)     (-0.41%)     (-0.95%)     (-0.74%)
  Net interest margin                           1.92%        1.91%        2.07%        1.73%        2.13%

- ------------
(1) Contractual yield, exclusive of deferred fees.


     The amount of the Company's adjusted interest-bearing gap has steadily improved over the past five quarters because foreclosed properties have been sold at a rate in excess of net new defaults, and to a lesser extent, the change in composition of the balance sheet as lower yielding assets were converted to cash to support new financing activities and retire wholesale borrowings. In particular, for the six months ended June 30, 1995, net new defaults amounted to $5.0 million, while net property sales from foreclosed assets amounted to $14.3 million.

     The Company's gross interest margin, expressed as a percentage of interest-earning assets, has steadily declined since 1993 due to the high volume of foreclosures and nonperforming assets, the rapid and significant rise in interest rates since early 1994 and its affect on funding costs, the lag in repricing of adjustable-rate assets, and the lack of any measurable new loan production. During the second quarter of 1995, new loan production began to have a marginal benefit to the overall yield on earning assets and the adjustable-rate loan portfolio, principally indexed to the 11th DCOFI, began to reprice. The Company's deposits generally have maturities of less than one year. Accordingly, a majority of the Companys deposits repriced during 1994 at interest rates reflective of the rise in market interest rates. A significant portion of the liability portfolio was further impacted by a spike in market interest rates during the first quarter of 1995. Subsequently, market interest rates have generally declined and have begun to be reflected in the Company's deposit portfolio as accounts mature. At year end 1994, the Company's cost of funds was 4.40%, and increased to 4.79% and 5.06%, for the quarters ended March and June, respectively. The 11th DCOFI was 4.59% at year end 1994, and increased to 5.01% and 5.18% for the quarters ended March and June, respectively. Though the Company maintains a modest funding advantage to the 11th DCOFI, its cost of funds increased by 66 basis points during the first six months of 1995. This compares unfavorably to the 11th DCOFI's rate of change for the same period, which was 59 basis points.

     During the second half of 1995, management expects that the yield on the Company's interest-earning assets will continue to gradually rise as the 11th DCOFI incorporates its proportionate share of the recent rise in market interest rates, and the Company's new financing activities begin to represent an increasing percentage of total loans. The Company's net interest margin is also expected to improve as its cost of funds begins to level off and the Company continues its resolution of nonperforming assets.

OPERATING COSTS

     The table below sets forth the Company's operating costs for the three-month and six-month periods indicated. The compensatory and legal costs directly associated with the Company's property management and disposal operations are excluded from the table below and are included in Real Estate Operations (see REAL ESTATE OPERATIONS) (dollars are in thousands).

                                THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                               ----------------------------     ------------------------------
                                1995       1994      CHANGE      1995        1994       CHANGE
                               ------     ------     ------     -------     -------     ------
Employee-related              ($2,469)   ($1,974)    ($ 495)   ($ 5,043)   ($ 4,343)    ($ 700)
Occupancy                        (675)      (672)        (3)     (1,463)     (1,424)       (39)
Operating                        (845)    (1,439)       594      (1,674)     (2,334)       660
Professional fees                (387)      (388)         1        (768)       (737)       (31)
                               ------     ------     ------     -------     -------      -----
                               (4,376)    (4,473)        97      (8,948)     (8,838)      (110)
SAIF premiums and
  OTS assessments                (542)      (678)       136      (1,091)     (1,357)       266
                               ------     ------     ------     -------     -------      -----
                              ($4,918)   ($5,151)      $233    ($10,039)   ($10,195)      $156
                               ======     ======     ======     =======     =======      =====

     Direct compensation and incentives represent approximately 75% of all employees-related expenses. Management believes it has a full complement of staff currently in place to effectively complete the bank-wide structuring. The reduction in operating expenses during the current year is principally associated with reduced expenditures in marketing and advertising, and the benefit derived from deferral of loan origination costs over the life of the new financing activities. The reduction in SAIF premiums during 1995 reflect the benefit from several branch deposit sales which occurs during the last half of 1994.

NON-INTEREST REVENUES

   The table below sets forth the Companys noninterest revenues for the periods indicated (dollars are in thousands).



                                                        THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                             JUNE 30,                                  JUNE 30,
                                             --------------------------------------     ------------------------------------
                                                1995          1994         CHANGE          1995         1994        CHANGE
                                             -----------   ----------   -----------     ----------   ----------   ----------
   Loan and escrow fees                        $ 137         $ 163         $ (26)         $   233      $   387      $  (154)
   Deposit account fees                          139           126            13              319          301           18
   Other income                                   88           161           (73)             495          509          (14)
                                             -----------   ----------   -----------     ----------   ----------   ----------
                                               $ 364         $ 450         $ (86)         $ 1,047      $ 1,197      $  (150)
                                             ===========   ==========   ===========     ==========   ==========   ==========



   Loan and escrow fees in 1994 were higher than current period amounts due to prepayments on existing mortgage loans subject to refinancing.


REAL ESTATE OPERATIONS

   The table below sets forth the revenues and costs attributable to the Companys real estate operations for the three-month periods indicated. The compensatory and legal costs directly associated with the Companys property management and disposal operations are included in the table below in Operating Costs (dollars are in thousands).



                                                        THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                             JUNE 30,                                  JUNE 30,
                                             --------------------------------------     ------------------------------------
                                                1995          1994         CHANGE          1995         1994        CHANGE
                                             -----------   ----------   -----------     ----------   ----------   ----------
EXPENSES ASSOCIATED WITH REAL ESTATE OWNED
   Operating costs
      Employee                                 $ (172)      $  (587)       $ 415          $ (360)     $  (957)      $ 597
      Operating                                   (25)         (140)         115             (51)        (189)        138
      Professional                               (102)         (227)         125            (188)        (426)        238
                                             -----------   ----------   -----------     ----------   ----------   ----------
                                                 (299)         (954)         655            (599)      (1,572)        973

   Holding costs
      Property Taxes                               (9)          (35)          26             (32)      (1,485)      1,453
      Repairs, maintenance and renovation         (80)         (186)         106            (208)        (402)        194
      Insurance                                   (52)          (69)          17             (89)        (102)         13
                                             -----------   ----------   -----------     ----------   ----------   ----------
                                                 (440)       (1,244)         804            (928)      (3,561)      2,633


NET RECOVERIES FROM PROPERTY SALES                324           832         (508)            503        1,680      (1,177)

RENTAL INCOME, NET                                766           287          479           1,241          574         667
                                             -----------   ----------   -----------     ----------   ----------   ----------
                                                $ 650       $  (125)       $ 775          $  816      $(1,307)    $ 2,123
                                             ===========   ==========   ===========     ==========   ==========   ==========



   Commencing in August 1993 and continuing through the second quarter of 1995, the Company established and staffed a separate group to manage the Company's property management, construction, property disposal and restructuring operations. The costs included in the table above (and, therefore, excluded from operating costs (see OPERATING COSTS)), include employee compensation, benefits, and outside legal fees directly attributable to the assets under management by this group.

   Net revenues from owned properties principally include the net operating income (collected rental revenues less operating expenses) from foreclosed apartment buildings or receipt, following foreclosure, of similar funds held by receivers during the period the original loan was in default. Net operating income is reduced by provisions for depreciation of owned improvements for the 1995 periods.

   As of June 30, 1995, the Company's portfolio of properties consisted of 301 individual homes, apartment buildings and land parcels. In addition, as of that date the Company's defaulted loan portfolio was represented by 116 loans and its portfolio of performing project concentration loans secured 530 individual homes. Because of the large aggregate number of units represented by these risk portfolios, management expects that the costs incurred to manage the property disposal and loan restructuring operations of the Company, plus the holding costs associated with these portfolios (other than interest lost following a loans' default and subsequent foreclosure), will continue to be significant for the next several quarters.


ASSET QUALITY

GENERAL

   The Company's loan portfolio is exclusively concentrated in Southern California real estate. At June 30, 1995 and 1994, respectively, 55.0% and 56.9% of the Company's loan portfolio consisted of permanent loans secured by single family residences, 40.3% and 38.0% consisted of permanent loans secured by multi-unit residential properties, and 4.7% and 4.2% consisted of loans to finance commercial properties, the acquisition of land and the construction of single family housing.

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

   The Company's performance continues to be adversely affected by the weakness evident in its loan portfolio and a high volume of foreclosures, though declining at a steady rate over the past two quarters. These asset quality trends reflect the continuing weakness of the Southern California economy, and the direct translation of this weakness to local real estate markets.
These factors have been, and will continue to be, exacerbated by several factors unique to the Company's loan portfolio, including (1) its portfolio of land and construction loans and properties, with respect to which development, construction and/or sales are incomplete, (2) its portfolio of loans secured by apartment buildings, for which property cash flows are, or may become, inadequate to meet borrowers' debt service requirements, (3) the concentration within the Company's loan and property portfolios of multiple permanent loans and foreclosed properties within a single integrated development, and (4) the concentration within the Company's portfolio of loans to one or more individuals, or groups of individuals, which are affiliated and with respect to which there remain limited financial resources to fund debt service payments where property cash flows (either from sales of homes or from income property cash flows) are, or may become, inadequate.

CLASSIFIED ASSETS

   At June 30, 1995 the Company's problem asset ratios were far higher than those of most lenders within its lending markets. The table below sets forth the composition, measured by gross and net investment, of the Company's Risk Asset portfolio. Risk Assets include owned properties, nonaccrual loans, and performing loans which have been adversely classified pursuant to OTS regulations ("Performing/Classified" loans) and guidelines. Loans categorized as Special Mention are not classified pursuant to regulatory guidelines, but are included in these tables as an indication of migration trends (dollars are in thousands).



                                                               JUNE 30,         DECEMBER 31,         JUNE 30,
                                                                 1995              1994                1994
                                                           ----------------   ----------------   ----------------
   NONPERFORMING ASSETS

   Properties                                                   $  77,016         $  99,119          $ 133,622
   Nonaccrual loans                                                23,222            39,396             75,897
                                                           ----------------   ----------------   ----------------
                                                                  100,238           138,515            209,519

   Performing loans classified Doubtful or Substandard             58,592            61,289             63,578
                                                           ----------------   ----------------   ----------------
      GROSS INVESTMENT IN CLASSIFIED ASSETS                       158,830           199,804            273,097

   CREDIT LOSSES

   Specific reserves and writedowns                               (23,522)          (43,749)           (64,861)
   Allocated general reserves                                      (3,458)           (8,167)           (13,077)
                                                           ----------------   ----------------   ----------------
      NET INVESTMENT IN CLASSIFIED ASSETS                       $ 131,850         $ 147,888          $ 195,159
                                                           ================   ================   ================
      PERFORMING LOANS DESIGNATED AS SPECIAL MENTION GROSS      $  63,655         $  80,385          $  49,024
                                                           ================   ================   ================



   The Company currently places loans on nonaccrual status when (1) they become one or more payment delinquent and (2) management believes that, with respect to performing loans, continued collection of principle and interest from the borrower is not reasonable assured.

   The performance of the asset portfolio during the quarter continued to demonstrate positive results from the restructuring efforts of the past eighteen months. At June 30, 1995, the Company had foreclosed properties and nonaccrual loans with a carrying value of $81 million, or 11% of total assets. By comparison, the carrying value of nonperforming assets at December 31, 1994, was $94 million, or 13% of total assets and at December 31, 1993 was $153 million or 17% of total assets. The migration of new loan defaults has slowed measurably, and successful collection efforts and disposition of foreclosures have reduced the overall levels accordingly. Loans in default of their contractual terms and conditions, and subsequently categorized as nonaccrual, at June, 1995, amounted to $23 million. This compares favorably to the year end 1994 level of $39 million, a June 30, 1994 balance of $76 million and a December 31, 1993 balance of $80 million. Within the June 30, 1995 total of nonaccrual loans, $12 million in principal balances were delinquent less than three payments.

    The table below sets forth the composition, measured by gross and net investment, of the Companys Risk Asset portfolio by type of property (dollars are in thousand).

                                                                            PERFORMING/CLASSIFIED
                                                                         ----------------------------                   %
                                                             NONACCRUAL                     SPECIAL                 TO TOTAL
                                               PROPERTIES       LOANS       SUBSTANDARD     MENTION      TOTAL      PORTFOLIO
                                               -----------  -------------  -------------  -----------  ---------  -------------
GROSS INVESTMENT

Existing housing
  Single family homes
    Non-Project                                 $   3,638     $   8,324      $   7,907     $  20,884   $  40,753         17.7%
    Project concentrations                         10,916         5,866         14,368        22,962      54,112         53.7%
  Apartment buildings                              34,103         8,861         35,726        16,774      95,464         35.8%
Acquisition and Development
  Construction                                     20,294                                                 20,294         62.3%
  Land                                              7,719           171            466           917       9,273         80.6%
Commercial properties                                 346                          125         2,118       2,589         33.4%
                                                ---------     ---------      ---------     ---------   ---------
                                                   77,016        23,222         58,592        63,655     222,485         34.2%
CREDIT LOSSES

Specific reserves and writedowns                  (13,361)       (4,965)        (5,196)                  (23,522)
Allocated general reserves                           (146)         (943)        (2,369)       (3,376)     (6,834)
                                                ---------     ---------      ---------     ---------   ---------
NET INVESTMENT                                  $  63,509     $  17,314      $  51,027     $  60,279   $ 192,129         29.6%
                                                =========     =========      =========     =========   =========

SINGLE FAMILY (NON-PROJECT)

     In   the  preceding  table,  non-project  single  family  homes  consist of foreclosed properties and defaulted and performing/classified loans secured by single family homes which are not part of an integrated development, with respect to which the Company financed the construction of the development or financed the purchase of homes from the developer by individuals. At June 30, 1995, the Company (1) owned 13 homes which were being actively marketed for sale, (2) had 41 defaulted loans secured by single family (non-project) homes, (3) had 30 loans which were performing but had been classified Substandard, and (4) had 103 loans which were performing but had been designated Special Mention. The Company has valued its owned single family homes at their estimated liquidation values. The defaulted loan portfolio secured by single family homes (non-project) has been valued, in the aggregate, consistently with the actual recovery rates achieved through sales of foreclosed homes since 1993.

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

     Through  June   1995,  management  had  identified  63  separate
project concentrations. The table below summarizes certain information about the Company's project concentrations as of June 30, 1995 (dollars are in thousands). The table includes the Company's gross investment (1) in individual takeout loans within project concentrations, (2) related to unsold units previously foreclosed upon, and (3) related to unsold units which secure a construction loan outstanding at June 30, 1995, and with respect to which the Company also made individual takeout loans.

                                                GROSS INVESTMENT/LOAN PRINCIPAL
                                       -------------------------------------------------
                     NUMBER OF         NUMBER OF   INDIVIDUAL    CONSTRUCTION
               LOANS OR PROPERTIES       UNITS      TAKEOUTS        LOAN          TOTAL    % TO TOTAL
               -------------------   ---------   ----------   -------------    -------   ----------
Performing loans        444               530       $69,770        $3,679        $73,449      81.7%
Loans in default         60                74         5,867                        5,867       6.5%
Properties               44                44         8,414         2,171         10,585      11.8%
                        ---               ---       -------        ------        -------     -----
                        548               648        84,051         5,850         89,901     100.0%
                        ===               ===       =======        ======        =======     =====

     The table below summarizes the percentage of all units within project concentrations for which Hawthorne retains a continuing investment.

                                                NUMBER OF
                                                  UNITS     % TO TOTAL
                                               -----------  -----------
FINANCED BY HAWTHORNE
  Sold units                                        492         35.4%
  Unsold units                                      156         11.2%
                                                  -----        -----
                                                    648         46.6%
Financed by others                                  743         53.4%
Total number of units                             1,391        100.0%
                                                  =====        =====

     In addition to the inherent risks associated with real estate loans, project concentration loans pose additional risks of default, foreclosure and loss. As illustrated in the preceding tables, approximately 18% of the number of units originally financed by the Company are either in default or have been foreclosed upon. Many of these units have never been sold by the developer and have either been rented during the interim or remain vacant. The factors which will significantly influence the ultimate recovery of the Company's gross investment in performing project concentration loans include (1) the condition and overall management of a development (by the homeowner's association), (2) the selling prices which can be achieved for the units foreclosed upon, or expected to be foreclosed upon, and resold in the current market, and their relation to the outstanding principal balance of individual performing loans, and (3) the extent to which the original sales of units to end buyers were financed, in part, by the developer, minimizing the initial cash investment required from the purchaser.

     The Company has established specific and general reserves to address the risk factors enumerated above and the resulting uncertainties.
Reserves are established  separately  for  each   project  concentration.
The  table   below summarizes  the  basis  for  establishing  reserves  for project concentrations (dollars are in thousands).

                                                                NUMBER OF         GROSS
BASIS OF VALUATION                                            DEVELOPMENTS     INVESTMENT
- ------------------                                          -----------------  -----------
Recent sales history within project                                 24           $56,196
% of original appraisal                                             34            25,549
Current appraisal/no recent sales history                            5             8,155
                                                                    --           -------
All project concentrations                                          63           $89,900
                                                                    ==           =======

     For all other projects, the significant majority of which are not classified, percentages ranging from 65% to 90% of original appraised value have been utilized to establish the Companys net investment. Management considers reliable recent sales history to exist when the Company has sold two or more units within a project for cash (financing to the purchaser having been provided by another lender) during 1994. The per unit values at which the Company has established its net investment for these projects are net of expected selling costs. Where no recent sales history exists, current appraisals, less expected selling costs, are utilized to establish the Company's net investment.

APARTMENT BUILDINGS

     At June 30, 1995, the Company owned 61 apartment buildings and loans secured by 28 apartment buildings were in default. With respect to these combined portfolios, the buildings are predominantly located in the South Bay region of Los Angeles, are between five and ten years old and average 15 units in size. The Company's owned apartment buildings have been operated for their current cash flow yield and the holding period was used to stabilize rental income and perform deferred maintenenace. The average holding period for this portfolio approximates 15 months. The carrying value of this portfolio has been determined based upon management's projections of the stabilized cash flow returns commanded by investors in such properties, assuming conventional financing terms presently available in the marketplace.

     The gross investment value of the foreclosed properties portfolio at June 30, 1995, was $34 million. The Company records these properties at their fair market values, by establishing and adjusting, as appropriate, specific and general valuation allowances on these properties. During the first quarter of 1995, the Company recorded provisions for credit losses totaling $12.7 million, the majority of which was attributable to an increase in the capitalization rates utilized by the Company to value its portfolio of owned operating apartment buildings and classified apartment loan collateral. These higher capitalization rates resulted primarily from increases in the cost to finance apartment building acquisitions. Management has recently concluded that the maximum benefit to the Company is now for the orderly liquidation of this portfolio. These properties, now stabilized and reflective of recovering market conditions, are expected to be liquidated without any material impact to earnings.

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

RESIDENTIAL CONSTRUCTION

     The table below sets forth, as of June 30, 1995, the unit composition and gross investment associated with owned developments (dollars are in thousands).

                                                NUMBER OF UNITS
                                  NUMBER OF     ---------------     REMAINING AT
                                DEVELOPMENTS    ORIGINAL   SOLD     JUNE 30, 1995
                                -------------   --------   ----     -------------
  Units                                5           261     (134)           127
  Gross investment                                                     $20,294
                                                                       -------
  Net investment                                                        16,977
                                                                       =======

     The Company's owned residential construction projects consist of 5 projects with a total of 261 units. During the first half of 1995, the Company sold 52 units at minimal gains, and financed only 2 of these sales.

complete on this property and, based on the current fair market value of the property, management does not anticipate any material losses in connection with the disposal of this property.

LAND

    The Company's portfolio of owned land parcels consists of 16 properties with a gross investment of $7.0 million. Three parcels totaling $1.1 million were sold in July.

     The Company's investment in land has been valued by reference to comparable land sales (where available), current appraisals and discounted cash flow land residual analyses.

RESERVES

     The Company maintains reserves against specific assets, in those instances in which it believes that full recovery of the Company's gross investment is unlikely. As of June 30, 1995, the Company had established specific reserves based upon (1) management's strategy in managing and disposing of the asset and the corresponding financial consequences,
(2) current indications of property values from (a) completed, recent sales from the Company's property portfolio, (b) real estate brokers, and (c) potential buyers of the Company's properties, and (3) current property appraisals. In addition, management establishes general reserves against its loan and property portfolios when sufficient information does not exist to support establishing specific reserves. The loss factors utilized to establish general reserves are based upon (1) the actual loss experience for similar loans and properties within the Company's portfolio, when such loss experience is available and representative of the assets being valued in, or (2) estimates of current liquidation values for collateral serving performing loans for a representative sampling of each portfolio segment.

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

     The table below sets forth the amounts and percentages of general and specific credit losses for the Company's loan and property portfolios as of June 30, 1995 (dollars are in thousands).

                                                                             LOANS
                                                                    ------------------------
                                                                    PERFORMING   NONACCRUAL   PROPERTIES     TOTAL
                                                                    -----------  -----------  -----------  ---------
AMOUNTS
Specific reserves                                                     $ 5,196      $4,965       $13,361     $23,522
General reserves                                                        9,586         943           146      10,675
                                                                      -------      ------       -------     -------
  Total credit losses                                                 $14,782      $5,908       $13,507     $34,197
                                                                      =======      ======       =======     =======
PERCENTAGES
% of total credit losses to gross investment                              2.7%       25.4%         17.5%        5.3%
% of general reserves to gross investment                                 1.8%        4.1%          0.2%        1.7%


     The table below summarize the activity of the Company's reserves for the periods indicated (dollars are in thousands).

                                     THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                              ----------------------------------------  ----------------------------------------
                                      1995                 1994                 1995                 1994
                              -------------------  -------------------  -------------------  -------------------
                              PROPERTIES   LOANS   PROPERTIES   LOANS   PROPERTIES   LOANS   PROPERTIES   LOANS
                              ----------  -------  ----------  -------  ----------  -------  ----------  -------
RESERVE ACTIVITY
Beginning balance              $35,045    $26,019   $49,208    $35,465   $33,517    $21,461   $39,457    $46,628
Provision for losses                                             1,000               12,700                1,000
Charge-offs                    (24,334)    (2,535)   (6,933)      (493)  (29,417)    (4,066)   (8,345)      (493)
Recoveries                                      2                                         2
Transfers                        2,796     (2,796)    9,399     (9,399)    9,407     (9,407)   20,562    (20,562)
                               -------    -------   -------    -------   -------    -------   -------    -------
Ending balance                 $13,507    $20,690   $51,674    $26,573   $13,507    $20,690   $51,674    $26,573
                               =======    =======   =======    =======   =======    =======   =======    =======


LENDING OPERATIONS

     During the second half of 1994, the Bank re-entered its lending markets, principally the South Bay area of Los Angeles County, after completely rebuilding its lending infrastructure with new products, services, processing systems, appraisal practices and credit management. For the first half of 1995, the Bank was able to increase its net loan outstanding by $9.5 million through new originations totaling $74 million. This represented the Bank's first period of significant production during the past eighteen months. The new loan production was centered in multi-family properties (42.5%), single family loans (41.6%), and construction financing and land within the South Bay market (15.9%). The Company considers these three segments its pricing sources of new business (see ASSET GENERATION).

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

     The following table summarizes the regulatory capital requirements under FIRREA for the Bank at June 30, 1995, but does not reflect future phasing out of certain assets, including investments in, and loans to, subsidiaries which presently engage in activities not permitted for national banks (the impact is immaterial). As indicated in the table, the Bank's capital levels exceed all three of the currently applicable minimum FIRREA capital requirements (dollars are in thousands).


                                          TANGIBLE CAPITAL            CORE CAPITAL           RISK-BASED CAPITAL
                                        --------------------       -------------------       -------------------
                                         BALANCE         %          BALANCE         %         BALANCE        %
                                        ---------      -----       ----------     -----      ---------     -----
Stockholder's equity                     $ 27,947                    $ 27,947                  $27,947
Adjustments
    General valuation allowances                                                                           5,564
    Core deposits intangibles                (203)                       (203)                    (203)
    Interest rate risk component (1)
                                         --------                    --------                 --------     -----
Regulatory capital (2)                     27,744      3.94%           27,744     3.94%         33,308     7.57%
Required minimum                           10,561      1.50%           21,121     3.00%         35,212     8.00%
                                         --------      -----         --------     -----       --------     -----
Excess (deficient) capital               $ 17,183      2.44%            6,623     0.94%          1,904     (0.43)%
                                         ========      =====         ========     =====       ========     =====
Adjusted assets (3)                      $704,047                    $704,047                 $440,148
                                         ========                    ========                 ========



(1) At June 30, 1995, the OTS had temporarily suspended the application of its interest rate risk regulation but anticipated that it would become effective again as of September 30, 1995. Had the regulation been in effect at June 30, 1995, the Bank would have been required to deduct from risk-based capital an interest rate risk exposure component of $865,000 (unaudited) as computed by the OTS as one-half of the excess of the estimated change in the Bank's net portfolio value (determined in accordance with OTS regulations) over a normal change in net portfolio value (2%) assuming an immediate and sustained 200 basis point increase in interest rates, using the Bank's reported balance sheet information as of December 31, 1994. The Bank's risk-based capital ratio would have been 7.37% as of June 30, 1995 had the deduction been required.

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


                                                     RATIO OF            RATIO OF
                                    RATIO OF       TOTAL CAPITAL        CORE CAPITAL
                                  CORE CAPITAL    TO RISK-WEIGHTED    TO RISK-WEIGHTED
                                    TO ASSETS          ASSETS              ASSETS
                                  ------------    ----------------    ----------------
Well capitalized                  6% or above       5% or above          10% or above
Adequately capitalized            4% or above       4% or above           8% or above
Under capitalized                  Under 4%           Under 4%             Under 8%
Significantly undercapitalized     Under 3%           Under 3%             Under 6%
Critically undercapitalized        Ratio of tangible equity to adjusted total assets
                                   of 2% or less
The Bank's ratios at June 30, 1995
  are set forth below.

Ratio of Core Capital to Total Assets                                           3.94%
Ratio of Core Capital to Risk-weighted Assets (Leverage ratio)                  6.30%
Ratio of Total Capital to Risk-weighted Assets                                  7.57%

Based upon the foregoing, the Bank is classified as an "under capitalized" institution.



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

CAPITAL RESOURCES AND LIQUIDITY

     The Bank's liquidity position refers to the extent to which the Bank's funding sources are sufficient to meet its current and long-term cash requirements. Federal regulations currently require a savings institution to maintain a monthly average daily balance of liquid and short-term liquid assets equal to at least 5.0% and 1.0%, respectively, of the average daily balance of its net withdrawalable accounts and short-term borrowings during the preceding calendar month. The Bank had liquidity and short-term liquidity ratios of 6.4% and 2.7%, respectively, as of June 1995, and 9.6% and 4.0%, respectively, as of December 31, 1994.

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

     To supplement its funding needs, the Company enters into reverse repurchase agreements, in which it sells securities with an agreement to repurchase the same securities at a specific future date (overnight to 90 days). The Company enters into such transactions only with dealers determined by management to be financially strong and who are recognized as primary dealers in U.S. Treasury securities by the Federal Reserve Board. The following table summarizes information relating to the Company's reverse repurchase agreements for the period ended June 30, 1995 (dollars are in thousands):

                                                                         1995
                                                                        -------
Average balance during period                                           $19,370
Average interest rate during period                                        6.07%
Maximum month-end balance during period                                  47,141


There were no outstanding reverse repurchase agreements at June 30,1995.

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

     Effective September 30, 1995, the OTS will require that institutions complete an Interest Rate Risk Exposure Report. This report will measure an institution's interest rate risk given the effect of large interest rate movements. If, based upon the results of this calculation, the institution's interest rate risk falls outside of the permitted range, the institution will be required to deduct certain amounts from its risk-based capital. In response to this OTS requirement, the Company has implemented a strategy to reduce its interest rate exposure. This strategy includes, among other things, an interest rate cap. In March 1995, the Company purchased a six-month cap with a notional amount of $450 million with a strike price of approximately 110 basis points above current market rates. This cap was intended to reduce the impact of a sharp increase in interest rates on the Company's liabilities, which tend to reprice faster than the Company's loan portfolio.

PROSPECTS

FINANCIAL

     For the three-year period ended December 31, 1994, the Company reported cumulative net losses of $55 million, reducing its equity capital by 58%.
For the six months ended June 30, 1995, the Company lost $10.3 million.
The six months loss was generated by provisions for credit losses of $12.7 million during the first quarter, which was partially offset by net gains on sales of securities (net of tax adjustments) of $2.5 million. As described more fully elsewhere herein, the Company's operating margins have been significantly impacted because of the high volume of foreclosures and the rapid and significant rise in interest rates since early 1994. Commencing with the 1995 second quarter, the Company's operating margins began to improve with the continued disposition of foreclosed assets, its origination of new financing activities, and favorable repricing of its adjustable-rate loan portfolio. Conversely, since mid-1993, operating costs have increased from their pre-1993 levels as new management has (1) aggressively pursued the retention of highly qualified people to restructure the Company's existing operations, to manage its portfolio of Risk Assets and to establish new lines of business, (2) made significant investments in the Company's remaining facilities, (3) made significant investments to improve the Company's information management systems, and (4) spent heavily to promote the Company's products and services. As a consequence, the Company's current level of fixed costs cannot be profitably spread over its diminished asset base ($704 million at June 30, 1995 as compared with $980 million at June
30, 1993).

     The factors enumerated above may result in a continuation of operating losses. Based upon current projections, which assume (1) no change in the current level of market interest rates, (2) significant new asset generation (see below) initiated principally in the second quarter of 1995, and (3) the current level of operating costs, the Company may become profitable by the end of 1995.

RISK ASSETS

     Notwithstanding the significant progress made in disposing of foreclosed properties during 1994 and the first half of 1995, the Company's portfolios of Risk Assets remain at very significant and highly dilutive levels. As previously reported, management does not expect that these portfolios will be reduced to levels approaching those normally associated with "healthy" financial institutions until at least the end of 1995 or early 1996. To date, recoveries from property sales have comported with the reserves previously established since 1993 and virtually all of the Company's multiple unit, for-sale housing projects have experienced multiple unit sales during 1994 (without being financed by the Company), providing a solid, empirical basis for the current carrying values of such projects. However, management cannot predict with certainty the future performance of the Company's remaining portfolio of performing loans, much of which has been classified. Accordingly, additional provisions for credit losses may be required in the future should the performance of its loan portfolio deteriorate further.

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

REGULATORY

     As described elsewhere herein (see OVERVIEW), the Bank remains under the intense scrutiny of the OTS and the FDIC. Until such time as the Bank (1) receives an infusion of capital sufficient to meet current and future balance sheet requirements, (2) satisfies the OTS that the operating and compliance deficiencies accumulated prior to 1993 have been adequately and permanently addressed, (3) achieves a further significant reduction to its portfolios of Risk Assets, and (4) can demonstrate sustainable profitability, management believes that regulatory scrutiny of its business activities, including lending programs, and branch and entity acquisitions, will continue to be intense. Such scrutiny could result in the OTS not permitting the Company to proceed with one or more of the strategic initiatives described above.

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

GENERAL REGULATION

     The OTS has enforcement authority over savings institutions and their holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist orders, to initiate removal and prohibition orders against officers, directors and certain other persons, and the authority to appoint a conservator or receiver. In general, these enforcement actions may be initiated for violations of laws and regulations, violations of cease and desist orders and "unsafe or unsound" conditions or practices, which are not limited to cases of inadequate

     On August 8, 1995, the FDIC substantially reduced the deposit insurance premium assessment rate to be paid by commercial banks and other institutions whose deposits are insured by the Bank Insurance Fund (the "BIF") but did not reduce the rates for savings institutions, such as the Bank, whose deposits are insured by the FDIC's Savings Association Insurance Fund (the "SAIF"). Following this reduction, the FDIC estimates that BIF-insured institutions will pay an average assessment rate of .044%, compared to the current average rate for SAIF-insured institutions of .237%. (The FDIC has established the Bank's deposit insurance premium at the level of 0.3% of deposits for 1995.) The FDIC action was taken in recognition of the fact that the BIF has reached its statutorily prescribed ratio of reserves to deposits insured, whereas the SAIF is not currently expected to do so for at least several more years.

     The deposit rate premium disparity between BIF-insured institutions and SAIF-insured institutions resulting from the BIF premium reduction could place SAIF-insured institutions at a significant competitive disadvantage due to their higher premium costs and worsen the financial condition of the SAIF by leading to a shrinkage in its deposit base.
A number of proposals to permit SAIF deposit insurance premiums to be reduced to levels at or near those paid by BIF-insured institutions are under discussion be various of the affected parties, relevant government agencies and in Congress. These proposals include a Clinton
Administration proposal to assess a one-time surcharge on SAIF-insured institutions of up to 90 basis points on SAIF-insured deposits and thereafter to merge the SAIF and BIF insurance funds, as well as other proposals that would include these elements and would also eliminate the federal thrift institution charter and replace it with a single charter for both commercial banks and thrift institution. The Company cannot predict whether or in what form any of these proposals will be adopted or the effect that such adoption will have on the Company's operations.

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

ITEM 1.          Legal Proceedings - None

ITEM 2.          Changes in Securities - None

ITEM 3.          Defaults upon Senior Securities - None

ITEM 4.          Submission of Matters to Vote of Security Holders - None

The Annual Meeting of Stockholders of the Company was held on June 12, 1995. The eight nominees for Director, Marilyn Garton Amato, Scott A. Braly, Vernon
D. Herbst, Timothy R. Chrisman, Richard E. Giles, Charles S. Jacobs and Robert C. Troost, were all elected to a one year term.

At the Annual Meeting, the stockholders voted on the following two proposals, the first of which did not receive the required vote of a majority of total shares outstanding and was therefore not approved. The second proposal was approved.

1. APPROVAL OF AMENDMENT TO ARTICLE FOURTH OF THE COMPANY'S CERTIFICATE OF INCORPORATION. Votes in the affirmative were 1,276,844, votes against the proposal were 495,970 and votes abstaining were 211,983.

2. APPROVAL OF REVERSE STOCK SPLIT TO REDUCE THE CURRENT NUMBER OF SHARES OF OUTSTANDING COMMON STOCK BY COMBINING EVERY THREE (3) SHARES INTO ONE (1) SHARE OF COMMON STOCK. Votes in the affirmative were 1,572,709, votes against were 665,329 and votes abstaining were 91,322.

ITEM 5.          Other Materially Important Events - None

ITEM 6.          Exhibits and Reports on Form 8-K - None

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to signed on its behalf by the undersigned thereunto duly authorized.

                        HAWTHORNE FINANCIAL CORPORATION

Dated August 10, 1995                          /s/  SCOTT A. BRALY
      ---------------                  -----------------------------------
                                       Scott A. Braly
                                       President and
                                       Chief Executive Officer


Dated August 10, 1995                         /s/  NORMAN A. MORALES
      ---------------                  -----------------------------------
                                       Norman A. Morales
                                       Executive Vice President
                                       and Chief Financial Officer