Form 10-Q
period 1995-09-30
HAWTHORNE FINANCIAL CORP
filed 1995-11-14
CIK 46267

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                            ------------------------

                                   FORM 10-Q
                                ---------------
_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1995
____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ____________ to

                         COMMISSION FILE NUMBER 0-1100

                            ------------------------

                        HAWTHORNE FINANCIAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

              DELAWARE                       95-2085671
   (State or Other Jurisdiction of        (I.R.S. Employer
   Incorporation or Organization)      Identification Number)

2381 ROSECRANS AVENUE, EL SEGUNDO, CA          90245
   (Address of Principal Executive           (Zip Code)
              Offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (310) 725-5000

                            ------------------------

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: The Registrant had 2,599,275 shares outstanding of Common stock, $0.01 par value per share, as of October 1, 1995.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY
                                FORM 10-Q INDEX
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995

                                                                                                                PAGE
                                                                                                                -----
                                            PART I -- FINANCIAL INFORMATION
ITEM 1.     Financial Statements
            Condensed Consolidated Statements of Financial Condition at September 30, 1995 (Unaudited) and
             December 31, 1994.............................................................................           3
            Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended
             September 30, 1995 and 1994...................................................................           4
            Condensed Consolidated Statements of Stockholders' Equity (Unaudited) for the Nine Months Ended
             September 30, 1995 and 1994...................................................................           5
            Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three and Nine Months Ended
             September 30, 1995 and 1994...................................................................           6
            Notes to Condensed Consolidated Financial Statements (Unaudited)...............................           7
ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations..........           8

                                              PART II -- OTHER INFORMATION
ITEM 1.     Legal Proceedings..............................................................................          27
ITEM 2.     Changes in Securities..........................................................................          27
ITEM 3.     Defaults upon Senior Securities................................................................          27
ITEM 4.     Submission of Matters to Vote of Security Holders..............................................          27
ITEM 5.     Other Materially Important Events..............................................................          27
ITEM 6.     Exhibits and Reports on Form 8-K...............................................................          27

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           (DOLLARS ARE IN THOUSANDS)
                                     ASSETS

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1995           1994
                                                                                      -------------  ------------
                                                                                       (UNAUDITED)    (AUDITED)
Cash and cash equivalents...........................................................   $    16,623    $   18,063
Investment securities at amortized cost (estimated market value of $29,321
 (1994))............................................................................                      30,190
Investment securities at market value...............................................                      13,726
Mortgage-backed securities at amortized cost (estimated market value of $50,097
 (1995) and $53,993 (1994)).........................................................        50,798        57,395
Loans receivable (net of allowance for estimated losses of $18,472 (1995) and
 $21,461 (1994))....................................................................       572,339       537,020
Real estate owned (net of allowance for estimated losses of $17,273 (1995) and
 $33,517 (1994))....................................................................        55,869        62,613
Office premises and equipment, net..................................................        10,133        10,538
Investment in capital stock of Federal Home Loan Bank -- at cost....................         6,229         6,995
Accrued interest receivable.........................................................         3,663         3,542
Income tax receivable...............................................................         3,080         2,630
Other assets........................................................................         1,496         1,081
                                                                                      -------------  ------------
                                                                                       $   720,230    $  743,793
                                                                                      -------------  ------------
                                                                                      -------------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Deposit accounts..................................................................   $   684,489    $  649,382
  Reverse repurchase agreements.....................................................         5,890        47,141
  Accounts payable and other liabilities............................................         5,144         6,078
  Income taxes payable..............................................................                         365
                                                                                      -------------  ------------
                                                                                           695,523       702,966
                                                                                            24,707        40,827
                                                                                      -------------  ------------
Stockholders' equity................................................................   $   720,230    $  743,793
                                                                                      -------------  ------------
                                                                                      -------------  ------------

    The accompanying notes are integral part of these financial statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               (DOLLARS ARE IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                      SEPTEMBER 30,          SEPTEMBER 30,
                                                                   --------------------  ----------------------
                                                                     1995       1994        1995        1994
                                                                   ---------  ---------  ----------  ----------
Interest revenues
  Loans..........................................................  $  11,688  $  11,579  $   34,413  $   36,465
  Investment securities..........................................        356      1,546       1,824       3,507
  Mortgage-backed securities.....................................        814        886       2,553       2,038
                                                                   ---------  ---------  ----------  ----------
                                                                      12,858     14,011      38,790      42,010
                                                                   ---------  ---------  ----------  ----------
Interest costs
  Deposits.......................................................     (8,745)    (7,901)    (24,560)    (22,623)
  Borrowings.....................................................        (61)      (100)       (646)       (100)
                                                                   ---------  ---------  ----------  ----------
                                                                      (8,806)    (8,001)    (25,206)    (22,723)
                                                                   ---------  ---------  ----------  ----------
Gross interest margin............................................      4,052      6,010      13,584      19,287
Credit losses on loans
  Accrued interest on nonaccrual loans...........................       (420)    (1,429)     (1,827)     (4,678)
  Loan principal.................................................     (1,700)    (1,314)    (14,445)     (2,461)
                                                                   ---------  ---------  ----------  ----------
Net interest margin..............................................      1,932      3,267      (2,688)     12,148
Non-interest revenues............................................        536        296       1,583       1,493
Operating costs..................................................     (4,375)    (4,839)    (14,415)    (15,034)
Real estate operations, net......................................     (2,989)      (130)     (2,172)     (1,437)
Other income.....................................................        450      2,187         450       2,187
Securities gains, net............................................                             3,049
Loan sale gains, net.............................................                                68
                                                                   ---------  ---------  ----------  ----------
Pretax income (loss).............................................     (4,446)       781     (14,125)       (643)
Income taxes.....................................................        (32)       (11)       (617)       (137)
                                                                   ---------  ---------  ----------  ----------
NET EARNINGS (LOSS)..............................................  $  (4,478) $     770  $  (14,742) $     (780)
                                                                   ---------  ---------  ----------  ----------
                                                                   ---------  ---------  ----------  ----------
Net earnings (loss) per share....................................  $   (1.72) $    0.30  $    (5.67) $    (0.30)
                                                                   ---------  ---------  ----------  ----------
                                                                   ---------  ---------  ----------  ----------
Dividends paid per share.........................................     N/A        N/A        N/A         N/A
                                                                   ---------  ---------  ----------  ----------
                                                                   ---------  ---------  ----------  ----------
Average shares of common stock outstanding.......................      2,599      2,599       2,599       2,599
                                                                   ---------  ---------  ----------  ----------
                                                                   ---------  ---------  ----------  ----------
Dividend payout ratio............................................     N/A        N/A        N/A         N/A
                                                                   ---------  ---------  ----------  ----------
                                                                   ---------  ---------  ----------  ----------

    The accompanying notes are integral part of these financial statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY
     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                           (DOLLARS ARE IN THOUSANDS)

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                            ---------------------
                                                                                               1995       1994
                                                                                            ----------  ---------
Balance at beginning of period............................................................  $   40,827  $  43,949
Change in unrealized gain/(loss) on available for sale securities.........................      (1,394)       (33)
Net loss for the period...................................................................     (14,742)      (780)
Repayment of ESOP loan....................................................................          16         13
                                                                                            ----------  ---------
Balance at end of period..................................................................  $   24,707  $  43,149
                                                                                            ----------  ---------
                                                                                            ----------  ---------

    The accompanying notes are integral part of these financial statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (DOLLARS ARE IN THOUSANDS)

                                                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                                      --------------------  --------------------
                                                                        1995       1994       1995       1994
                                                                      ---------  ---------  ---------  ---------
OPERATING ACTIVITIES
  Net Loss..........................................................  $  (4,478) $     770  $ (14,742) $    (780)
  Adjustments
    Decrease (increase) in income tax receivable....................       (450)     1,000       (849)    16,513
    Depreciation and amortization...................................        228        154      1,239        473
    FHLB stock dividends............................................        (73)       (95)      (250)      (236)
    Discounts on loans..............................................        100                   100
    Gain on sale of REOs and apartments.............................       (901)                 (901)
    Decrease (increase) in interest receivable......................       (451)      (317)      (121)      (222)
    Amortization of loan fees.......................................       (327)      (203)    (1,675)      (917)
    Decrease (increase) in other assets.............................        129       (677)      (378)      (702)
    Increase (decrease) in other liabilities........................       (755)      (604)      (887)    (1,864)
    Provision for estimated credit losses...........................      1,700      1,300     14,400      2,300
    Provision for real estate losses................................      5,100                 5,100
    Provision for other asset disposal..............................                              403
                                                                      ---------  ---------  ---------  ---------
      Net cash (used in) provided by operating activities...........       (178)     1,328      1,439     14,565
                                                                      ---------  ---------  ---------  ---------
INVESTING ACTIVITIES
  Investment securities
    Purchases.......................................................               (10,070)      (111)   (20,123)
    Maturities......................................................                 5,000                39,000
    Sales -- available for sale securities..........................                           42,472
  Mortgage-backed securities
    Principal amortization..........................................      2,182      2,357      5,157      4,310
    Sales...........................................................                            1,438
    Purchases.......................................................               (10,306)              (34,855)
  Lending
    New loans funded................................................    (35,411)    (5,722)  (100,121)    (5,959)
    Disbursements on construction loans.............................     (2,769)      (894)    (5,369)    (3,490)
    Principal payments by borrowers.................................      3,785      3,346     12,927     10,982
    Payoffs.........................................................      5,769     14,445     18,024     44,209
    Sales...........................................................                           19,282
    Other, net......................................................        (59)       668     (3,748)     1,208
  Real estate owned
    Proceeds from sales of properties...............................      9,241     30,792     23,571     62,808
    Capitalized costs on properties.................................     (3,636)    (6,465)   (10,084)   (15,640)
    Other, net......................................................     (1,082)      (233)      (950)    (2,022)
  Redemption of FHLB stock..........................................                            1,015        802
  Fixed asset additions.............................................       (228)    (2,743)    (1,362)    (4,872)
  Fixed asset sales.................................................                 4,322        744      4,322
                                                                      ---------  ---------  ---------  ---------
      Net cash (used in) provided by investing activities...........    (22,208)    24,497      2,885     80,680
                                                                      ---------  ---------  ---------  ---------
FINANCING ACTIVITIES
  Net increase (decrease) in deposits...............................     14,834   (116,106)    35,471   (163,680)
  Net repayment of reverse repurchase agreements....................      5,890     48,335    (41,251)    48,335
  Repayment of ESOP loan............................................          8          3         16         13
                                                                      ---------  ---------  ---------  ---------
      Net cash provided by (used in) financing activities...........     20,732    (67,768)    (5,764)  (115,332)
                                                                      ---------  ---------  ---------  ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS.............................     (1,654)   (41,943)    (1,440)   (20,087)
BEGINNING CASH AND CASH EQUIVALENTS.................................     18,277     64,757     18,063     42,901
                                                                      ---------  ---------  ---------  ---------
ENDING CASH AND CASH EQUIVALENTS....................................  $  16,623  $  22,814  $  16,623  $  22,814
                                                                      ---------  ---------  ---------  ---------
                                                                      ---------  ---------  ---------  ---------
Supplemental disclosures of cash flow information
  Cash paid during the period for Interest..........................  $   8,541  $   7,925  $  25,549  $   9,246
  Non-cash investing and financing activities
    Real estate owned additions.....................................  $   8,282  $  15,045  $  30,911  $  24,778
    Loans originated to finance property sales......................      6,023      2,539      6,469
    Transfer of held to maturity securities to available for sale...                           30,168

   The accompanying notes are an integral part of these financial statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1995

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    The consolidated financial statements include the accounts of Hawthorne Financial Corporation and its wholly-owned subsidiary, Hawthorne Savings, F.S.B. ("Bank"), collectively referred to as the "Company". All material intercompany transactions and accounts have been eliminated.

    In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1995 and December 31, 1994 and the results of its operations and its cash flows for the nine months ended September 30, 1995 and 1994. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1995.

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

2.  RECENT ACCOUNTING PRONOUNCEMENTS
    The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards Number 114 "Accounting by Creditors for Impairment of a Loan," ("SFAS 114") that requires impaired loans be measured based on the present value of expected future cash flows discounted at the effective interest rate of the loan, at the observable market price of the loan, or at the fair value of the collateral, if the loan is collateral dependent.

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

3.  RECLASSIFICATIONS
    Certain amounts in the 1994 condensed consolidated financial statements have been reclassified to conform with classifications in 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

    The Company reported a net loss of $4.5 million for the third quarter of 1995, compared to net earnings of $.8 million for the third quarter of 1994. For the nine months ended September 30, 1995 and 1994, the Company reported net losses of $14.7 million and $.8 million, respectively. For the years ended December 31, 1994 and 1993, respectively, the Company reported net losses of $3.0 million and $29.6 million. The net loss for 1995 resulted from provisions of $12.7 million in the first quarter and $6.8 million in the third quarter to increase the Company's classified loan and property loss reserves. The 1995 provisions were attributable primarily to an increase in reserves allocated to the Company's foreclosed apartment buildings and for its apartment loan collateral and to continued construction-related problems associated with two foreclosed residential developments. The higher reserve levels now maintained for the apartments reflect management's application of capitalization rates higher than those utilized in 1994 to value property cash flows. The higher capitalization rates reflect the increase since mid-1994 in the cost of market financing of apartment buildings and, in turn, the higher cash flow returns demanded by purchasers of such buildings.

    Partially offsetting the credit loss provisions during the first three quarters of 1995 were securities gains which, net of tax adjustments, totaled $3.0 million and which resulted from the liquidation of all of the Company's available-for-sale securities portfolio, which totaled $42 million. During the second quarter, the Company also sold $20 million in FNMA-qualified, single family fixed rate mortgage loans. These sales increased the Company's capital, provided liquidity to repay wholesale borrowings and for future loan financings, and substantially reduced the Company's interest rate risk.

    The Company continues to be burdened with the high costs associated with foreclosed properties and nonperforming loans. At September 30, 1995, nonperforming assets, net of reserves, totaled $70 million, or 10% of total assets. By comparison, the related balances and ratios to total assets as of December 31, 1994 and September 30, 1994 were $94 million and 13%, and $111 million and 15%, respectively. During July 1995, the Company commenced marketing certain of its foreclosed apartment buildings for sale. The Company's investment in this portfolio approximates 47% of its entire foreclosed property portfolio and approximates 41% of all assets classified as nonperforming. The portfolio owned at September 30, 1995 has been accumulated over a two-year period, during which time the Company substantially increased property cash flows and invested the funds necessary to cure deferred maintenance and to make needed capital improvements. This portfolio currently produces cash flow returns of over 10% on the Company's written-down investment.

    The 1995 second and third quarters included the first significant new loan production since 1992. For the three and nine-month periods ended September 30, 1995, the Company originated $48.5 million and $122.5 million, respectively, of new loans, including construction commitments. Less than $6.5 million of these totals were related to the financing of previously owned properties. Since 1992, the Company has almost exclusively focused its attention on resolving its portfolio of problem assets. With this portfolio now substantially reduced from its levels in 1992 through 1994, the Company launched several new financing businesses in January 1995, principally to provide financing to owners and purchasers of existing apartment buildings and expensive, estate homes. To a lesser extent, the Company's new loans are secured by commercial income properties, individual homes under construction, and affordable homes within its local markets. Generally, the Company has focused on specialized niche markets requiring high levels of service and flexibility in structuring specific transactions. Accordingly, the Company is compensated for its financing activities by receiving margins on its loans well in excess of the margins typically commanded by other lenders. The loan production to date is now of sufficient magnitude to begin positively and measurably to impact the Company's interest margins. These results, as well as the benefits realized from the upward repricing of the Company's adjustable-rate loan portfolio, should continue to gradually improve the Company's net interest margin during the next several quarters, absent a significant or prolonged rise in market interest rates.

    At September 30, 1995, the Bank had core and risk-based capital ratios of 3.28% and 6.39%, respectively, as compared with the minimum requirements for such ratios at that date of 4% and 8%, respectively. Under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), the Office of Thrift Supervision ("OTS") has issued "prompt corrective action" regulations with specific capital ranking tiers for thrift institutions. Progressively more stringent operational limitations and other corrective actions are required as an institution declines in the capital ranking tiers. With the loss recorded during the first three quarters of 1995, the Bank's capital designation has declined from "adequately capitalized" to "under capitalized". On June 30, 1995, the Bank and its Board of Directors stipulated and consented to the issuance of a prompt corrective action directive (the "Directive") issued by the OTS, the Bank's primary regulator.

    The Directive was issued as a condition of acceptance by the OTS of the Bank's capital restoration plan. The Directive requires the Bank, among other things, (i) to comply with the terms of the revised business plan , (ii) to achieve a capital infusion of between $15 million and $20 million by December 15, 1995, (iii) to retain an investment banking firm to assist in the recapitalization of the Bank, (iv) to comply with all of the mandatory prompt corrective action provisions automatically applicable to the Bank based on its prompt corrective action capital category, and (v) to maintain its total assets at a level not to exceed its total assets as of year end 1994. Unless otherwise approved by the OTS, the Directive also requires that the Bank comply with an OTS-approved time schedule specifying dates between the execution of the Directive and December 15, 1995 by which the Bank must complete specific intermediate steps toward achievement of the capital infusion required by the Directive. Failure to comply with the Directive could result in a forced sale of the Bank at a distressed price under regulatory compulsion or the appointment of a conservator or receiver for the Bank. In addition, the Directive states that it does not prevent the OTS from taking any other type of supervisory, enforcement or resolution action that the OTS determines to be appropriate.

    The Company has engaged an investment banking firm and has reached an agreement with investors to purchase "investment units" being offered by the Company in a private placement. Based upon the executed subscription agreements that have been received by the Company, the private placement will produce net proceeds that will be adequate, upon infusion into the Bank, to satisfy the capital-raising provisions of the Directive and to render the Bank a "well-capitalized" institution. However, completion of the private placement is subject to a number of material funding conditions and there is no assurance that these funding conditions can or will be satisfied in a manner that will result in completion of the private placement (see PROSPECTS -- CAPITAL RAISING).

    The Company had total assets at September 30, 1995 of $720 million, down from $744 million at December 31, 1994 and $763 million at September 30, 1994. The Company's continuing efforts to expand its core retail deposit base have generated positive results, with deposits totaling $684 million at September 30, 1995, an increase from $649 million at year end 1994. Deposits at September 30, 1994 were $666 million.

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

    The table below sets forth average interest-earning assets and interest-bearing liabilities, and their related effective yields and costs, for the nine months ended September 30, 1995 and 1994, and for the year ended December 31, 1994, and for the same periods, as adjusted to reflect the impact of nonaccrual loans (dollars in thousands).

                                                                SEPTEMBER 30, 1995      DECEMBER 31, 1994      SEPTEMBER 30, 1994
                                                               --------------------   ---------------------   ---------------------
                                                                           YIELD/                  YIELD/                  YIELD/
                                                                AMOUNT      COST       AMOUNT       COST       AMOUNT       COST
                                                               --------  ----------   ---------  ----------   ---------  ----------
INTEREST-EARNING ASSETS
  Loans......................................................  $571,519   8.03%(1)    $ 608,651   7.85%(1)    $ 621,537   7.60%(1)
  Cash and investment securities.............................    40,124   6.06%          97,442   4.64%         106,436   4.39%
  Mortgage-backed securities.................................    53,844   6.32%          45,810   6.47%          42,094   6.46%
                                                               --------               ---------               ---------
                                                                665,487   7.77%         751,903   7.35%         770,067   7.09%
                                                               --------  -----        ---------  -----        ---------  -----
INTEREST-BEARING LIABILITIES
  Deposits...................................................   670,842   4.83%         763,302   3.89%         794,885   3.80%
  Borrowings.................................................    14,105   6.04%          14,333   5.23%           2,685   4.95%
                                                               --------               ---------               ---------
                                                                684,947   4.85%         777,635   3.91%         797,570   3.80%
                                                               --------  -----        ---------  -----        ---------  -----
  Interest-bearing gap/Gross interest margin.................   (19,460)  2.72%         (25,732)  3.30%         (27,503)  3.16%
NONACCRUAL LOANS.............................................   (31,928) (0.37)%        (76,386) (0.75)%        (85,197) (0.81)%
                                                               --------  -----        ---------  -----        ---------  -----
  Adjusted interest-bearing gap/Net interest margin..........  $(51,388)  2.36%       $(102,118)  2.55%       $(112,700)  2.35%
                                                               --------  -----        ---------  -----        ---------  -----
                                                               --------  -----        ---------  -----        ---------  -----

------------------------
(1) Effective yield, inclusive of deferred fees.

    The table below sets forth the balances of interest-earning assets and interest-bearing liabilities and their contractual yields and costs, at period end and as of the dates indicated (dollars in thousands).

                                                                       1995                                      1994
                                                 ------------------------------------------------   -------------------------------
                                                    SEPT 30,         JUNE 30,        MARCH 31,         DEC 31,          SEPT 30,
                                                 --------------   --------------   --------------   --------------   --------------
BALANCES
  Interest-earning assets......................  $ 662,029        $ 641,652        $ 672,932        $ 683,637        $ 697,814
  Interest-bearing liabilities.................   (690,154)        (670,019)        (690,006)        (696,523)        (715,578)
                                                 --------------   --------------   --------------   --------------   --------------
  Interest-bearing gap.........................    (28,125)         (28,367)         (17,074)         (12,886)         (17,764)
  Nonaccrual loans.............................    (17,846)         (23,222)         (34,220)         (39,396)         (63,563)
                                                 --------------   --------------   --------------   --------------   --------------
  Adjusted interest-bearing gap................  $ (45,971)       $ (51,589)       $ (51,294)       $ (52,282)       $ (81,327)
                                                 --------------   --------------   --------------   --------------   --------------
                                                 --------------   --------------   --------------   --------------   --------------
YIELDS AND COSTS
  Interest-earning assets......................       8.43%(1)         7.49%(1)         7.19%(1)         6.97%(1)         6.96%(1)
  Interest-bearing liabilities.................      (5.10)%          (5.06)%          (4.79)%          (4.40)%          (4.18)%
  Gross interest margin........................       3.11%            2.20%            2.28%            2.48%            2.68%
  Nonaccrual loans.............................      (0.22)%          (0.28)%          (0.37)%          (0.41)%          (0.95)%
  Net interest margin..........................       2.89%            1.92%            1.91%            2.07%            1.73%

------------------------
(1) Contractual yield, exclusive of deferred fees.

    The amount of the Company's adjusted interest-bearing gap has steadily improved over the past five quarters because foreclosed properties have been sold at a rate in excess of net new defaults and, to a lesser extent, of a change in the composition of the balance sheet as lower yielding assets were converted to cash to support new financing activities and retire wholesale borrowings. In particular, for the nine months ended September 30, 1995, net new defaults amounted to $9 million, while net property sales from foreclosed assets amounted to $24 million.

    The Company's gross interest margin, expressed as a percentage of interest-earning assets, is starting to improve. It had steadily declined since 1993 due to the high volume of foreclosures, the rapid and significant rise in interest rates since early 1994 and its affect on funding costs, the lag in repricing of adjustable-rate assets, and the lack of any measurable new loan production. During the second and third quarters of 1995, new loan production began to benefit the overall yield on earning assets and the adjustable-rate loan portfolio, which is principally indexed to the 11th District Cost of

Funds Index ("DCOFI"), began to reprice upward. The Company's deposits generally have maturities of less than one year. Accordingly, a majority of the Company's deposits repriced during 1994 at interest rates reflective of the rise in market interest rates. A significant portion of the liability portfolio was further impacted by a spike in market interest rates during the first quarter of 1995. Subsequently, market interest rates have generally declined and have begun to be reflected in the Company's deposit portfolio as accounts mature. At year end 1994, the Company's cost of funds was 4.40%, and increased to 4.79%, 5.06% and 5.10%, for the quarters ended March, June and September 1995, respectively. The 11th DCOFI was 4.59% at year end 1994, and increased to 5.01%, 5.18% and 5.11% for the quarters ended March, June and September 1995, respectively. Though the Company maintains a modest funding advantage to the 11th DCOFI, its cost of funds increased by 70 basis points during the first nine months of 1995. This compares unfavorably to the 11th DCOFI's rate of change for the same period, which was 52 basis points.

    During the fourth quarter of 1995, management expects that the yield on the Company's interest-earning assets will continue gradually to rise as the 11th DCOFI incorporates its proportionate share of the recent rise in market interest rates, and the Company's new financing activities begin to represent an increasing percentage of total loans. The Company's net interest margin is also expected to improve as its cost of funds begins to level off and the Company continues its resolution of nonperforming assets.

                                OPERATING COSTS

    The table below sets forth the Company's operating costs for the three-month and nine-month periods indicated. The compensatory and legal costs directly associated with the Company's property management and disposal operations are excluded from the table below and are included in Real Estate Operations (see REAL ESTATE OPERATIONS) (dollars are in thousands).

                                   THREE MONTHS ENDED SEPT. 30,        NINE MONTHS ENDED SEPT. 30,
                                 ---------------------------------  ---------------------------------
                                   1995       1994       CHANGE       1995       1994       CHANGE
                                 ---------  ---------  -----------  ---------  ---------  -----------
Employee.......................  $   2,277  $   2,211   $      66   $   7,320  $   6,554   $     766
Occupancy......................        690        643          47       2,153      2,067          86
Operating......................        777      1,007        (230)      2,451      3,341        (890)
Professional...................        205        324        (119)        973      1,061         (88)
                                 ---------  ---------  -----------  ---------  ---------  -----------
                                     3,949      4,185        (236)     12,897     13,023        (126)
SAIF insurance premium and OTS
 assessment....................        427        654        (227)      1,518      2,011        (493)
                                 ---------  ---------  -----------  ---------  ---------  -----------
                                 $   4,376  $   4,839   $    (463)  $  14,415  $  15,034   $    (619)
                                 ---------  ---------  -----------  ---------  ---------  -----------
                                 ---------  ---------  -----------  ---------  ---------  -----------

    Direct compensation and incentives represent approximately 75% of all employee-related expenses. Management believes it has a full complement of staff currently in place to complete the bank-wide restructuring. The reduction in operating expenses during the current year is principally associated with reduced expenditures in marketing and advertising, and the benefit derived from deferral of loan origination costs over the life of the new financing activities. The reduction in SAIF premiums during 1995 reflects the benefit from several branch deposit sales which occurred during the last half of 1994.

NON-INTEREST REVENUES

    The table below sets forth the Company's non-interest revenues for the periods indicated (dollars are in thousands).

                                         THREE MONTHS ENDED SEPT. 30,             NINE MONTHS ENDED
                                                                                      SEPT. 30,
                                       ---------------------------------  ---------------------------------
                                         1995       1994       CHANGE       1995       1994       CHANGE
                                       ---------  ---------  -----------  ---------  ---------  -----------
Loan and escrow fees.................  $     337  $     157   $     180   $     570  $     544   $      26
Deposit account fees.................        135        118          17         454        419          35
Other income.........................         64         21          43         559        530          29
                                       ---------  ---------       -----   ---------  ---------         ---
                                       $     536  $     296   $     240   $   1,583  $   1,493   $      90
                                       ---------  ---------       -----   ---------  ---------         ---
                                       ---------  ---------       -----   ---------  ---------         ---

    Loan and escrow fees in 1995 were higher than in 1994 due primarily to increased loan production.

REAL ESTATE OPERATIONS

    The table below sets forth the revenues and costs attributable to the Company's real estate operations for the periods indicated. The compensatory and legal costs directly associated with the Company's property management and disposal operations are included in the table below in Operating Costs (dollars are in thousands).

                                                 THREE MONTHS ENDED SEPT. 30,      NINE MONTHS ENDED SEPT. 30,
                                                -------------------------------  -------------------------------
                                                  1995       1994      CHANGE      1995       1994      CHANGE
                                                ---------  ---------  ---------  ---------  ---------  ---------
Expenses associated with real estate owned
  Operating costs
    Employee..................................  $    (188) $    (427) $     239  $    (548) $  (1,384) $     836
    Operating.................................        (26)       (89)        63        (77)      (278)       201
    Professional..............................        (83)      (212)       129       (271)      (638)       367
                                                ---------  ---------  ---------  ---------  ---------  ---------
                                                     (297)      (728)       431       (896)    (2,300)     1,404
  Holding costs
    Property Taxes............................         (4)      (348)       344        (35)    (1,833)     1,798
    Repairs, maintenance and renovation.......       (114)       (20)       (94)      (322)      (333)        11
    Real estate loss provision................     (5,100)               (5,100)    (5,100)               (5,100)
    Insurance.................................         (6)       (75)        69        (95)      (266)       171
                                                ---------  ---------  ---------  ---------  ---------  ---------
                                                   (5,521)    (1,171)    (4,350)    (6,448)    (4,732)    (1,716)
Net recoveries from property sales............      1,524        327      1,197      2,027      2,007         20
Rental income, net............................      1,008        714        294      2,249      1,288        961
                                                ---------  ---------  ---------  ---------  ---------  ---------
                                                $  (2,989) $    (130) $  (2,859) $  (2,172) $  (1,437) $    (735)
                                                ---------  ---------  ---------  ---------  ---------  ---------
                                                ---------  ---------  ---------  ---------  ---------  ---------

    Commencing in August 1993 and continuing through the third quarter of 1995, the Company established and staffed a separate group to manage the Company's property management, construction, property disposal and restructuring operations. The costs included in the table above (and, therefore, excluded from operating costs (see OPERATING COSTS)), include employee compensation, benefits, and outside legal fees directly attributable to the assets under management by this group.

    Net revenues from owned properties principally include the net operating income (collected rental revenues less operating expenses) from foreclosed apartment buildings or receipt, following foreclosure, of similar funds held by receivers during the period the original loan was in default. Net operating income is reduced by provisions for depreciation of owned improvements for the 1995 periods. During the third quarter, a loss provision of $5.1 million was recorded, of which $3.6 million was allocated to specific valuation allowances on two owned development properties, which account for the majority of the remaining balances. A general valuation allowance of $1.5 million was established on non-operating apartment REOs consistent with the letter directive received from the OTS (see RESERVES).

    As of September 30, 1995, the Company's portfolio of properties consisted of 289 individual homes, apartment buildings and land parcels. In addition, as of that date the Company's defaulted loan portfolio was represented by 82 loans and its portfolio of performing project concentration loans secured 520 individual homes. Because of the large aggregate number of units represented by these risk portfolios, management expects that the costs incurred to manage the property disposal and loan restructuring operations of the Company, plus the holding costs associated with these portfolios (other than interest lost following a loan's default and subsequent foreclosure), will continue to be significant for the next several quarters.

                                 ASSET QUALITY

GENERAL

    The Company's loan portfolio is exclusively concentrated in Southern California real estate. At September 30, 1995 and 1994, respectively, 52% and 58% of the Company's loan portfolio consisted of permanent loans secured by single family residences, 40% and 38% consisted of permanent loans secured by multi-unit residential properties, and 8% and 4% consisted of loans to finance commercial properties, the acquisition of land and the construction of single family housing.

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

    The Company's performance continues to be adversely affected by the weakness evident in its loan portfolio and a high volume of foreclosures, though foreclosures have been declining at a steady rate over the past three quarters. These asset quality trends reflect the continuing weakness of the Southern California economy, and the direct translation of this weakness to local real estate markets. These factors have been, and will continue to be, exacerbated by several factors unique to the Company's loan portfolio, including (1) its portfolio of land and construction loans and properties, with respect to which development, construction and/or sales are incomplete, (2) its portfolio of loans secured by apartment buildings, for which property cash flows are, or may become, inadequate to meet borrowers' debt service requirements, (3) the concentration within the Company's loan and property portfolios of multiple permanent loans and foreclosed properties within a single integrated development, and (4) the concentration within the Company's portfolio of loans to one or more individuals, or groups of individuals, which are affiliated and with respect to which there remain limited financial resources to fund debt service payments where property cash flows (either from sales of homes or from income property cash flows) are, or may become, inadequate.

CLASSIFIED ASSETS

    At September 30, 1995 the Company's problem asset ratios were far higher than those of most lenders within its lending markets. The table below sets forth the composition, measured by gross and net investment, of the Company's Classified Asset portfolio. Classified Assets include owned properties, nonaccrual loans, and performing loans which have been adversely classified pursuant to OTS regulations ("Performing/Classified" loans) and guidelines. Loans categorized as Special Mention are not classified pursuant to regulatory guidelines, but are included in these tables as an indication of migration trends (dollars are in thousands).

                                                                      SEPTEMBER 30,  DECEMBER 31,   SEPTEMBER 30,
                                                                          1995           1994           1994
                                                                      -------------  -------------  -------------
NONPERFORMING ASSETS
  Properties........................................................   $    73,142    $    99,119    $   118,089
  Nonaccrual loans..................................................        17,846         39,396         63,563
                                                                      -------------  -------------  -------------
                                                                            90,988        138,515        181,652
  Performing loans classified Doubtful or Substandard...............        53,160         64,835         61,429
                                                                      -------------  -------------  -------------
    GROSS INVESTMENT IN CLASSIFIED ASSETS...........................       144,148        203,350        243,081
CREDIT RESERVES
  Specific reserves and writedowns..................................       (22,180)       (43,749)       (65,996)
  Allocated general reserves........................................        (7,309)        (8,167)       (10,431)
                                                                      -------------  -------------  -------------
    NET INVESTMENT IN CLASSIFIED ASSETS.............................   $   114,659    $   151,434    $   166,654
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
    GROSS PERFORMING LOANS DESIGNATED AS SPECIAL MENTION............   $    65,049    $    80,385    $    45,112
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

    The Company currently places loans on nonaccrual status when (1) they become one or more payments delinquent and (2) management believes that, with respect to performing loans, continued collection of principal and interest from the borrower is not reasonably assured.

    The performance of the asset portfolio during the quarter continued to demonstrate positive results from the restructuring efforts of the past two years. At September 30, 1995, the Company had foreclosed properties and nonaccrual loans with a carrying value of $70 million, or 10% of total assets. By comparison, the carrying value of nonperforming assets at December 31, 1994, was $94 million, or 13% of total assets and at December 31, 1993 was $153 million or 17% of total assets. The migration of new loan defaults has slowed measurably, and successful collection efforts and disposition of foreclosures have reduced the overall levels accordingly. Loans in default of their contractual terms and conditions, and subsequently categorized as nonaccrual, at September 1995, amounted to $18 million. This compares favorably to the year end 1994 level of $39 million, a September 30, 1994 balance of $64 million and a December 31, 1993 balance of $80 million. Within the September 30, 1995 total of nonaccrual loans, $8 million in principal balances were delinquent less than three payments.

    The table below sets forth the composition, measured by gross and net investment, of the Company's Classified Asset portfolio by type of property (dollars are in thousand).

                                                                   PERFORMING/CLASSIFIED
                                                                  -----------------------
                                                     NONACCRUAL                  SPECIAL                 % TO TOTAL
                                         PROPERTIES     LOANS     SUBSTANDARD    MENTION      TOTAL      PORTFOLIO
                                         ----------  -----------  ------------  ---------  -----------  ------------
GROSS INVESTMENT
  Existing housing
    Single family homes
      Non-Project......................  $    4,603   $   8,187    $    5,731   $  16,174  $    34,695        14.4%
      Project concentrations...........       8,946       4,447         4,054      25,929       43,376        50.5%
    Apartment buildings................      34,186       3,464        42,733      19,910      100,293        36.0%
  Acquisition and Development
    Construction.......................      20,621                                             20,621        53.5%
    Land...............................       4,440       1,748           454       1,006        7,648        76.7%
  Commercial properties................         346                       188       2,030        2,564        12.8%
                                         ----------  -----------  ------------  ---------  -----------
                                             73,142      17,846        53,160      65,049      209,197        31.0%
CREDIT LOSSES
  Specific reserves and writedowns.....     (15,664)     (2,787)       (3,729)                 (22,180)
  Allocated general reserves...........      (1,610)       (925)       (4,774)     (4,108)     (11,417)
                                         ----------  -----------  ------------  ---------  -----------
NET INVESTMENT.........................  $   55,868   $  14,134    $   44,657   $  60,941  $   175,600        26.0%
                                         ----------  -----------  ------------  ---------  -----------
                                         ----------  -----------  ------------  ---------  -----------

    SINGLE FAMILY (NON-PROJECT)

    In the preceding table, non-project single family homes consist of foreclosed properties and defaulted and performing/classified loans secured by single family homes which are not part of an integrated development with respect to which the Company financed the construction of the development or financed the purchase of homes from the developer by individuals. At September 30, 1995, the Company (1) owned 18 homes which were being actively marketed for sale, (2) had 36 defaulted loans secured by single family (non-project) homes, (3) had 20 loans which were performing but had been classified Substandard, and (4) had 76 loans which were performing but had been designated Special Mention. The Company has valued its owned single family homes at their estimated net liquidation values. The defaulted loan portfolio secured by single family homes (non-project) has been valued, in the aggregate, consistently with the actual recovery rates achieved through sales of foreclosed homes since 1993.

    PROJECT CONCENTRATIONS

    The Company made thirty-year, fully-amortizing permanent loans to a large number of purchasers of individual units from developers in for-sale housing developments with respect to which the Company financed construction ("project concentrations"). A majority of these permanent "takeout" loans were originated during the period 1989 through 1992 and were made on terms that fell outside the parameters normally associated with conforming or conventional single family home loans. In some instances, as a means to pay off a matured, troubled construction loan, the Company made permanent loans to the developer, collateralized individually by the remaining unsold units within the development.

    Through September 1995, management had identified 63 separate project concentrations of the type described above. The table below summarizes certain information about the Company's project concentrations as of September 30, 1995. The table includes the Company's gross investment (1) in individual takeout loans within project concentrations, (2) related to unsold units previously foreclosed upon, and (3) related to unsold units which secure a construction loan outstanding at September 30, 1995, and with respect to which the Company also made individual takeout loans (dollars are in thousands).

                                                           GROSS INVESTMENT/LOAN PRINCIPAL
                                     NUMBER OF    -------------------------------------------------
                                     LOANS OR      NUMBER OF   INDIVIDUAL   CONSTRUCTION
                                    PROPERTIES       UNITS      TAKEOUTS        LOAN        TOTAL    % TO TOTAL
                                   -------------  -----------  -----------  ------------  ---------  -----------
Performing loans.................          412           520    $  68,814    $    3,612   $  72,426       84.6%
Loans in default.................           33            33        4,447                     4,447        5.2%
Properties.......................           67            67        6,945         1,760       8,705       10.2%
                                           ---           ---   -----------  ------------  ---------      -----
                                           512           620    $  80,206    $    5,372   $  85,578      100.0%
                                           ---           ---   -----------  ------------  ---------      -----
                                           ---           ---   -----------  ------------  ---------      -----

    In addition to the inherent risks associated with real estate loans, project concentration loans pose additional risks of default, foreclosure and loss. As illustrated in the preceding tables, approximately 15% of the number of units originally financed by the Company are either in default or have been foreclosed upon. Many of these units have never been sold by the developer and have either been rented during the interim or remain vacant. The factors which will significantly influence the ultimate recovery of the Company's gross investment in performing project concentration loans include (1) the condition and overall management of a development (by the homeowner's association), (2) the selling prices which can be achieved for the units foreclosed upon, or expected to be foreclosed upon, and resold in the current market, and their relation to the outstanding principal balance of individual performing loans, and (3) the extent to which the original sales of units to end buyers were financed, in part, by the developer, minimizing the initial cash investment required from the purchaser.

    The Company has established specific and general reserves to address the risk factors enumerated above and the resulting uncertainties. Reserves are established separately for each project concentration. The table below summarizes the basis for establishing reserves for project concentrations (dollars are in thousands).

                                                                         NUMBER OF         GROSS
BASIS OF VALUATION                                                     DEVELOPMENTS     INVESTMENT
-------------------------------------------------------------------  -----------------  -----------
Recent sales history within project................................             25       $  53,109
% of original appraisal............................................             34          25,543
Current appraisal/no recent sales history..........................              4           6,926
                                                                                --
                                                                                        -----------
  All project concentrations.......................................             63       $  85,578
                                                                                --
                                                                                --
                                                                                        -----------
                                                                                        -----------

    When determining the basis of valuation, management considers reliable recent sales history to exist when the Company has sold two or more units within a project for cash (financing to the purchaser having been provided by another lender) during 1994 and 1995. The per unit values at which the Company has established its net investment for these projects are net of expected selling costs. Where no recent sales history exists, current appraisals, less expected selling costs, are utilized to establish the Company's net investment.

    APARTMENT BUILDINGS

    At September 30, 1995, the Company owned 71 apartment buildings and loans secured by 10 apartment buildings were in default. With respect to these combined portfolios, the buildings are predominantly located in the South Bay region of Los Angeles, are between five and ten years old and average 11 units in size. The Company's owned apartment buildings have been operated for their current cash flow yield and the holding period was used to stabilize rental income and perform deferred maintenance. The average holding period for this portfolio approximates 14 months. The carrying value of this portfolio has been determined based upon management's projections of the stabilized cash flow returns demanded by investors in such properties, assuming conventional financing terms presently available in the marketplace.

    The gross investment value of the foreclosed properties portfolio at September 30, 1995, was $34 million. The Company records these properties at their fair market values by establishing and adjusting, as appropriate, specific and general valuation allowances on these properties. During the first and third quarters of 1995, the Company recorded provisions for credit losses totaling $12.7 million and $1.5 million, respectively, the majority of which was attributable to an increase in the capitalization rates utilized by the Company to value its portfolio of owned operating apartment buildings and classified apartment loan collateral. These higher capitalization rates resulted primarily from increases in the cost to finance apartment building acquisitions. Management has recently concluded that the maximum benefit to the Company is obtainable through orderly liquidation of this portfolio. These properties, now stabilized and reflective of recovering market conditions, are expected to be liquidated without any material impact to earnings. During the third quarter, $4.5 million in net investment related to the sale of apartment buildings was realized, resulting in a net gain of $.8 million.

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

    RESIDENTIAL CONSTRUCTION

    The table below sets forth, as of September 30, 1995, the unit composition and gross investment associated with owned developments (dollars are in thousands).

                                                                        NUMBER OF UNITS      REMAINING AT
                                                     NUMBER OF       ----------------------    SEPT. 30,
                                                   DEVELOPMENTS       ORIGINAL      SOLD         1995
                                                -------------------  -----------  ---------  -------------
Units.........................................               4              260        (146)          114
Gross investment..............................                                                $    20,622
                                                                                             -------------
                                                                                             -------------
Net investment................................                                                $    14,305
                                                                                             -------------
                                                                                             -------------

    The Company's owned residential construction projects consist of 4 projects with a total of 260 units. During the first three quarters of 1995, the Company sold 64 units at minimal gains, and financed only 2 of these sales. During the third quarter, additional construction-related problems associated with 2 of the projects, with a combined gross investment of $17.6 million, were identified, resulting in an increase in reserves of $3.6 million.

    LAND

    The Company's portfolio of owned land parcels consists of 13 properties with a gross investment of $4.4 million.

    The Company's investment in land has been valued by reference to comparable land sales (where available), current appraisals and discounted cash flow land residual analyses.

RESERVES

    The Company maintains reserves against specific assets in those instances in which it believes that full recovery of the Company's gross investment is unlikely. As of September 30, 1995, the Company had established specific reserves based upon (1) management's strategy in managing and disposing of the asset and the corresponding financial consequences, (2) current indications of property values from (a) completed, recent sales from the Company's property portfolio, (b) real estate brokers, and (c) potential buyers of the Company's properties, and (3) current property appraisals. In addition, management establishes general reserves against its loan and property portfolios when sufficient information does not exist to support establishing specific reserves. The loss factors utilized to establish general reserves are based upon (1) the actual loss experience for similar loans and properties within the Company's portfolio, when such loss experience is available and representative of the assets being valued in, or (2) estimates of current liquidation values for collateral serving performing loans for a representative sampling of each portfolio segment.

    During the first quarter of 1995, the OTS and the FDIC completed an examination of the Company and the Bank. As previously mentioned, the Company increased its reserves for potential losses on the classified loan and property portfolios by $12.7 million during the first quarter of 1995 and an additional $6.8 million during the third quarter. The increased reserves are reflective of higher capitalization rates utilized by the Company and the regulatory agencies to value collateral supporting apartment loans and foreclosed properties, are due to continued construction-related problems associated with two foreclosed residential developments, and are associated with establishing general reserves for the portfolio of real estate owned single family residences and defaulted loans. After completing a limited review of the Bank's reserve adequacy during the third quarter, the OTS issued a letter directive requiring the Bank to maintain aggregate general reserves of at least $12.5 million as of September 30, 1995. The Bank' general reserves as of that date were $13.6 million.

    The table below sets forth the amounts and percentages of general and specific credit reserves for the Company's loan and property portfolios as of September 30, 1995 (dollars are in thousands).

                                                    LOANS
                                          -------------------------
                                          PERFORMING    NONACCRUAL   PROPERTIES      TOTAL
                                          -----------  ------------  -----------  -----------
AMOUNTS
  Specific reserves.....................  $   3,729     $   2,787    $  15,664    $  22,180
  General reserves......................     11,032           925        1,610       13,567
                                          -----------  ------------  -----------  -----------
    Total credit reserves...............  $  14,761     $   3,712    $  17,274    $  35,747
                                          -----------  ------------  -----------  -----------
                                          -----------  ------------  -----------  -----------
PERCENTAGES
  % of total credit reserves to gross
   investment...........................        2.5%         20.8%        23.6%         5.3%
  % of general reserves to gross
   investment...........................        1.9%          5.2%         2.2%         2.0%

    The table below summarizes the activity of the Company's reserves for the periods indicated (dollars are in thousands).

                                    THREE MONTHS ENDED SEPT. 30,                    NINE MONTHS ENDED SEPT. 30,
                           ----------------------------------------------  ----------------------------------------------
                                    1995                    1994                    1995                    1994
                           ----------------------  ----------------------  ----------------------  ----------------------
                           PROPERTIES     LOANS    PROPERTIES     LOANS    PROPERTIES     LOANS    PROPERTIES     LOANS
                           -----------  ---------  -----------  ---------  -----------  ---------  -----------  ---------
RESERVE ACTIVITY
Beginning balance........   $  13,507   $  20,690   $  51,674   $  26,573   $  33,517   $  21,461   $  39,457   $  46,628
Provision for losses.....       5,327       1,473                   1,300       5,327      14,173                   2,300
Charge-offs..............      (2,444)     (2,807)     (3,387)                (31,861)     (6,873)    (11,732)       (493)
Recoveries...............                                                                       2
Transfers................         884        (884)      2,411      (2,411)     10,291     (10,291)     22,973     (22,973)
                           -----------  ---------  -----------  ---------  -----------  ---------  -----------  ---------
  Ending balance.........   $  71,274   $  18,472   $  50,698   $  25,462   $  17,274   $  18,472   $  50,698   $  25,462
                           -----------  ---------  -----------  ---------  -----------  ---------  -----------  ---------
                           -----------  ---------  -----------  ---------  -----------  ---------  -----------  ---------

                               LENDING OPERATIONS

    During the second half of 1994, the Bank re-entered its lending markets, principally the South Bay area of Los Angeles County, after completely rebuilding its lending infrastructure with new products, services, processing systems, appraisal practices and credit management. For the first three quarters of 1995, the Bank was able to increase its net loans outstanding by $35.3 million through new originations (excluding loans to finance property sales) totaling $116 million. This represented the Bank's first period of significant production during the past two years. The new loan production was centered in multi-family income properties (40%), single family loans (32%), commercial income properties (11%) and construction financing and land within the South Bay market (17%). The Company considers these four segments its primary sources of new business (see ASSET GENERATION).

                                    CAPITAL

    The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and implementing capital regulations require the Bank to maintain (1) Tangible Capital of at least 1.5% of Adjusted Total Assets (as defined in the regulations); (2) Core Capital of at least 3.0% of adjusted total assets (as defined in the regulations); and (3) Total Risk-based Capital of at least 8.0% of Total Risk-weighted Assets (as defined in the regulations).

    The following table summarizes the regulatory capital requirements under FIRREA for the Bank at September 30, 1995, but does not reflect future phasing out of certain assets, including investments in, and loans to, subsidiaries which presently engage in activities not permitted for national banks (the impact is immaterial). As indicated in the table, the Bank's capital levels exceed only two of the three currently applicable minimum FIRREA capital requirements (dollars are in thousands).

                                                  TANGIBLE CAPITAL            CORE CAPITAL           RISK-BASED CAPITAL
                                              ------------------------  ------------------------  ------------------------
                                                BALANCE         %         BALANCE         %         BALANCE         %
                                              -----------  -----------  -----------  -----------  -----------  -----------
Stockholder's equity........................  $    23,773               $    23,773               $    23,773
Adjustments
  General valuation.........................                                                            5,827
  Core deposits intangibles.................         (191)                     (191)                     (191)
  Interest rate risk component (1)..........
                                              -----------        ---    -----------        ---    -----------      -----
Regulatory capital (2)......................       23,582       3.28%        23,582       3.28%        29,409       6.39%
Required minimum............................       10,791       1.50%        21,583       3.00%        36,804       8.00%
                                              -----------               -----------               -----------
Excess (deficient) capital..................       12,791       1.78%         1,999       0.28%        (7,395)     (1.61)%
                                              -----------               -----------               -----------
                                              -----------               -----------               -----------
    Adjusted assets (3).....................  $   719,433               $   719,433               $   460,054
                                              -----------               -----------               -----------
                                              -----------               -----------               -----------

------------------------
(1) At September 30, 1995, the OTS had temporarily suspended the application of its interest rate risk regulation but anticipated that it would become effective again in the near future. Had the regulation been in effect at September 30, 1995, the Bank would not have been required to deduct from risk-based capital any amount due to an interest rate risk exposure component.

(2) At periodic intervals, both the OTS and the FDIC routinely examine the Bank as part of their legally prescribed oversight of the industry. Based on their examinations, the regulators can direct that the Bank's financial statements be adjusted in accordance with their findings.

(3) The term "adjusted assets" refers to the term "adjusted total assets" as defined in 12 C.F.R. Section 567.1(a) for purposes of tangible and core capital requirements, and for purposes of risk-based capital requirements, refers to the term "risk-weighted assets" as defined in 12 C.F.R. Section 567.1(b).

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

                                                               RATIO OF
                                                             CORE CAPITAL        RATIO OF
                                              RATIO OF            TO          TOTAL CAPITAL
                                            CORE CAPITAL     RISK-WEIGHTED   TO RISK-WEIGHTED
                                              TO ASSETS         ASSETS            ASSETS
                                           ---------------  ---------------  ----------------
Well capitalized.........................    5% or above      6% or above      10% or above
Adequately capitalized...................    4% or above      4% or above      8% or above
Under capitalized........................     Under 4%         Under 4%          Under 8%
Significantly undercapitalized...........     Under 3%         Under 3%          Under 6%
Critically under capitalized.............  Ratio of tangible equity to adjusted total assets of 2% or less

    The Bank's ratios at September 30, 1995 are set forth below

Ratio of Core Capital to Total Assets...............................       3.28%
Ratio of Core Capital to Risk-weighted Assets (Leverage ratio)......       5.13%
Ratio of Total Capital to Risk-weighted Assets......................       6.39%

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

                        CAPITAL RESOURCES AND LIQUIDITY

    The Bank's liquidity position refers to the extent to which the Bank's funding sources are sufficient to meet its current and long-term cash requirements. Federal regulations currently require a savings institution to maintain a monthly average daily balance of liquid and short-term liquid assets equal to at least 5.0% and 1.0%, respectively, of the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar month. The Bank had liquidity and short-term liquidity ratios of 8.5% and 3.7%, respectively, as of September 1995, and 9.6% and 4.0%, respectively, as of December 31, 1994.

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

    To supplement its funding needs, the Company enters into reverse repurchase agreements, in which it sells securities with an agreement to repurchase the same securities at a specific future date (overnight to 90 days). The Company enters into such transactions only with dealers determined by management to be financially strong and who are recognized as primary dealers in U.S. Treasury securities by the Federal Reserve Board. The following table summarizes information relating to the Company's reverse repurchase agreements for the nine month period ended September 30, 1995 (dollars are in thousands):

                                                                                      1995
                                                                                   -----------
Average balance during period....................................................  $  14,105
Average interest rate during period..............................................       6.04%
Maximum month-end balance during period..........................................  $  47,151
Mortgage-backed securities underlying the agreements at period ends:
  Carrying value.................................................................  $  12,069
  Estimated market value.........................................................  $  12,076
Outstanding reverse repurchase agreement:
  Balance........................................................................  $   5,890
  Interest rate..................................................................       6.00%

The reverse repurchase agreement outstanding at September 30, 1995 matured on October 2, 1995, and was paid off.

                         INTEREST RATE RISK MANAGEMENT

    The objective of interest rate risk management is to stabilize the Company's net interest income ("NII") while limiting the change in its net portfolio value ("NPV") from interest rate fluctuations. The Company seeks to achieve this objective by matching its interest sensitive assets and liabilities, and maintaining the maturity and repricing of these assets and liabilities at appropriate levels given the interest rate environment. When the amount of rate sensitive liabilities exceeds rate sensitive assets, the net interest income will generally be negatively impacted during a rising rate environment, as has been the situation during the past eighteen months. The speed and velocity of the repricing of assets and liabilities will also contribute to the effects on net interest income.

    The Company utilizes two methods for measuring interest rate risk. Gap analysis is the first method, with a focus on measuring absolute dollar amounts subject to repricing within periods of time. A negative gap occurs when interest sensitive liabilities exceed interest sensitive assets, with the majority of the focus typically at the one-year maturity horizon. A negative one-year maturity gap indicates, absent offsetting factors, that the Company has more exposure to interest rate risk in an increasing interest rate environment. This is the situation in which the Company has operated during the past year.

    In addition to utilizing gap analysis in measuring interest rate risk, the Company performs a monthly interest rate simulation. This simulation provides the Company with an estimate of both the dollar amount and percentage change in net interest income under various interest rate scenarios. All assets and liabilities are subjected to tests of up to 400 basis points in increases and decreases in interest rates. Under each interest rate scenario, the Company projects its net interest income and the net portfolio value of market equity of the current balance sheet. From these results, the Company can then develop alternatives for dealing with the tolerance thresholds.

    A principal mechanism used by the Company in the past for interest rate risk management was the origination of ARMs tied to the 11th DCOFI. The basic premise was that the Company's actual cost of funds would parallel the 11th DCOFI and, as such, the net interest margins would generate the desired operating results.

    ARMs tied to 11th DCOFI are slower in responding to current interest rate environments than other types of variable rate loans because the index is a compilation of the average rates paid by member institutions of the 11th District of the FHLB. This index typically lags market rate changes in both directions. If interest rates on deposit accounts increase due to market conditions and competition, it may be anticipated that the Company will, absent offsetting factors, experience a decline in the percentage of net interest income to average interest-earning assets (the "Net Interest Margin"). A contributing factor would be the lag in upward pricing of the ARMs tied to the 11th DCOFI. However, the lag inherent in the 11th DCOFI will also cause the ARMs to remain at a higher rate for a longer period after interest rates on deposits begin to decline. The 11th DCOFI lag during a falling rate environment should benefit, in the short-term, the Company's Net Interest Margin, but the actual dynamics of prepayments and the fact that ARMs reprice at various intervals (and are subject to maximum periodic rate adjustment limits) may somewhat alter this expected benefit.

    In the near future, the OTS will require that institutions complete an Interest Rate Risk Exposure Report. This report will measure an institution's interest rate risk given the effect of large interest rate movements. If, based upon the results of this calculation, the institution's interest rate risk falls outside of the permitted range, the institution will be required to deduct certain amounts from its risk-based capital. In response to this OTS requirement, the Company has implemented a strategy to reduce its interest rate exposure. This strategy includes, among other things, purchasing an interest rate cap. In March 1995, the Company purchased a six-month cap with a notional amount of $450 million and with a strike price of approximately 110 basis points above current market rates. This cap was intended to reduce the impact of a sharp increase in interest rates on the Company's liabilities, which tend to reprice faster than the Company's loan portfolio. At the expiration date, the cap was extended to March 1996 with a strike price of approximately 150 basis points above current market interest rates.

                                   PROSPECTS

FINANCIAL

    For the three-year period ended December 31, 1994, the Company reported cumulative net losses of $55 million, reducing its equity capital by 58%. For the nine months ended September 30, 1995, the Company lost $14.7 million. The nine month loss was generated by provisions for credit losses of $12.7 million and $6.8 million during the first and third quarters, respectively, which was partially offset by net gains on sales of securities (net of tax adjustments) of $3.0 million. As described more fully elsewhere herein, the Company's operating margins have been significantly impacted by the high volume of foreclosures and continued costs associated with the disposal of these properties. Commencing with the 1995 second quarter, the Company's operating margins began to improve with the continued disposition of foreclosed assets, its origination of new financing activities, and favorable repricing of its adjustable-rate loan portfolio. Conversely, since mid-1993, operating costs have increased from their pre-1993 levels as new management has (1) aggressively pursued the retention of qualified people to restructure the Company's existing operations, to manage its portfolio of Classified Assets and to establish new lines of business, (2) made significant investments in the Company's remaining facilities, (3) made significant investments to improve the Company's information management systems, and (4) spent heavily to promote the Company's products and services. As a consequence, the Company's current level of fixed costs cannot be profitably spread over its diminished asset base ($720 million at September 30, 1995 as compared with $980 million at June 30, 1993).

CAPITAL-RAISING

    The Company has reached agreement with investors to purchase an aggregate of $27 million of "investment units" being offered by the Company in a private placement (the "Offering") and consisting of senior notes, preferred stock and warrants to purchase common stock. The private placement is scheduled to be completed on or prior to December 15, 1995 and would produce net proceeds to the Company that will be adequate, upon infusion into the Bank, to satisfy the capital-raising provisions of the PCA Directive from the OTS and to render the Bank a "well-capitalized" institution. However, as described more fully below, completion of the Offering is subject to a number of material funding conditions and there is no assurance that these funding conditions can or will be satisfied in a manner that will result in completion of the Offering.

    In summary, the Offering has the following principal terms:

    - The sale by the Company of $27 million of investment units.

    - The investment units will consist of equal amounts of Senior Notes and a new class of preferred stock, to be denominated "Cumulative Perpetual Preferred Stock, Series A", and Warrants to purchase common stock of the Company.

    - The Senior Notes will carry a 12% interest rate and have a final maturity of five years from the date of issuance. The first three years' interest will be prefunded from the proceeds of the Offering. Thereafter, interest will be payable either in cash or in an equivalent value (determined in accordance with the provisions of the relevant agreement) in common stock of the Company. The Senior Notes provide for retirement in equal semi-annual installments payable in cash or in an equivalent value in common stock, commencing December 1998.

    - The Cumulative Perpetual Preferred Stock will carry a dividend rate of 18%. Dividends will accumulate for the first eighteen months following issuance and, thereafter, will be payable either in cash or in an equivalent value (determined in accordance with the provisions of the relevant agreement) in common stock of the Company.

    - At the maximum of $27 million in subscriptions, the Warrants will entitle the holders to purchase approximately 2.4 million shares of newly-issued common stock of the Company at a fixed price of $2.25 per share. The Warrants are not exercisable for the first three years following their issuance and will terminate ten years after their issuance.

    - Certain members of senior management will purchase approximately 5% of the Offering on the same terms as have been negotiated with other purchasers in the Offering. Concurrently, members of senior management will be granted stock options to purchase 360,000 shares of the Company's common stock over a specified period, consistent with the stock option plan previously approved by the Company's shareholders. Outstanding options previously granted to such persons will be canceled.

    The structure and principal terms of the Offering were developed to (1) fully satisfy the capital-raising provisions of the PCA Directive, (2) permit the Bank to continue the orderly resolution of troubled assets and (3) maximize the common ownership retention by the Company's current shareholders.

    Assuming the Offering closes with the purchase by investors of $27 million of investment units, the Company would contribute qualifying core capital to the Bank of at least $19 million, which amount is net of the costs of the Offering and prefunded interest required to be escrowed on the Senior Notes.

    A number of conditions (the "Funding Conditions") must be satisfied prior to completion of the Offering. The Funding Conditions include requirements that the Company achieve certain minimum thresholds for each of the following:

    - Consolidated tangible net worth as of November 30, 1995

    - Consolidated nonperforming assets, as defined, as of November 30, 1995

    - Consolidated general valuation allowances as of November 30, 1995

    - Net proceeds received from sales of foreclosed properties for the period August 1, 1995 through November 30, 1995

    Though management believes that the Funding Conditions are achievable, it can provide no assurances in this regard.

    In addition to the Funding Conditions, investors have requested that the OTS confirm certain matters in writing prior to completion of the Offering (the "Regulatory Conditions") concerning the disposition of the PCA Directive, the Bank's required capital ratios following the completion of the Offering and the disposition of the Bank's current, operative capital plan. The OTS has not yet communicated which of these matters, if any, it will confirm to investors.

    The purchasers of investment units in the Offering retain the sole right to waive compliance with, or satisfaction of, any of the Funding Conditions or the Regulatory Conditions. No assurance can be given that, should one or more of the Funding Conditions or the Regulatory Conditions not be satisfied, the purchasers will agree to grant the necessary waiver(s) to complete the Offering.

CLASSIFIED ASSETS

    Notwithstanding the significant progress made in disposing of foreclosed properties during 1994 and the first three quarters of 1995, the Company's portfolios of Classified Assets remain at very significant and highly dilutive levels. As previously reported, management does not expect that these portfolios will be reduced to levels approaching those normally associated with "healthy" financial institutions until at least the end of 1995 or early 1996. To date, recoveries from property sales have comported with the reserves previously established since 1993 and virtually all of the Company's multiple unit, for-sale housing projects have experienced multiple unit sales during 1994 and 1995, providing a solid, empirical basis for the current carrying values of such projects. However, management cannot predict with certainty the future performance of the Company's remaining portfolio of performing loans, much of which has been classified. Accordingly, additional provisions for credit losses may be required in the future should the performance of its loan portfolio deteriorate further.

BRANCH RESTRUCTURING

    During the 1994 third quarter, management largely completed its restructuring of the Company's retail branch network. The Company now operates 9 savings branches with average deposits of $76 million per branch. At September 30, 1993, the Company operated 21 branches, with average deposits per branch of $44 million.

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

REGULATORY

    As described elsewhere herein (see OVERVIEW), the Bank remains under the intense scrutiny of the OTS and the FDIC. Until such time as the Bank (1) receives an infusion of capital sufficient to meet current and future balance sheet requirements, (2) satisfies the OTS that the operating and compliance deficiencies accumulated prior to 1993 have been adequately and permanently addressed, (3) achieves a further significant reduction to its portfolios of Classified Assets, and (4) can demonstrate sustainable profitability, management believes that regulatory scrutiny of its business activities, including lending programs, and branch and entity acquisitions, will continue to be intense. Such scrutiny could result in the OTS not permitting the Company to proceed with one or more of the strategic initiatives described above.

    Should the Company not be permitted to engage in certain higher margin business activities, future balance sheet growth will either fall short of management's targets or consist of lower margin assets. In this event, the Company's future profitability will not only be retarded but may in fact be pushed out indefinitely into the future.

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

    The deposit rate premium disparity between BIF-insured institutions and SAIF-insured institutions resulting from the BIF premium reduction could place SAIF-insured institutions at a significant competitive disadvantage due to their higher premium costs and worsen the financial condition of the SAIF by leading to a shrinkage in its deposit base. A number of proposals to permit SAIF deposit insurance premiums to be reduced to levels at or near those paid by BIF-insured institutions are under discussion by various of the affected parties, relevant government agencies and in Congress. Separate bills approved, respectively, by the United States House of Representatives and Senate have common elements that would provide for a one-time surcharge on SAIF-insured institutions in an amount sufficient (expected to be approximately 85 basis points on SAIF-insured deposits) to enable the SAIF to attain its required reserve level and require that a portion of the insurance premiums paid by banks to the BIF be used to pay the interest bonds that were issued to finance the resolution of failed thrift institutions. Should this legislation be enacted, the Bank's contribution to the recapitalization of the SAIF would approximate $6.0 million. If this contribution is required to be made by the Bank in the next several months, it is likely that the Bank's regulatory capital ratios would only satisfy those required for an "adequately capitalized" institution, even after completion of the private placement (see CAPITAL-RAISING). The House of Representatives bill contains the following additional elements: elimination of the separate federal thrift institution charter, coupled with the requirement that each federally-chartered thrift institution convert to a national bank, a state-chartered bank or a state-chartered savings and loan association by January 1, 1998; merger of the BIF and the SAIF as of that date; elimination of the OTS as a separate regulatory agency; treatment of thrift holding companies as bank holding companies for federal regulatory purposes and elimination of the ability of qualifying thrift institutions under current law to take tax deductions for additions to their bad debt reserves established for federal income tax purposes. Companion legislation that has been approved by the House Ways and Means Committee would provide that such tax bad debt reserves relating to deductions taken prior to 1988 would not be required to be "recaptured" (i.e., restored to income and taxed at current tax rates) solely by reason of conversion of the qualifying thrift institution to bank charter, but would require recapture of such reserves to the extent they relate to post-1987 additions to the institution's tax bad debt reserve unless the institution continues each year to meet a specified residential loan origination test. The Company cannot predict whether or in what form any of these proposals will be adopted or the effect that such adoption will have on the Company's operations.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The Company has been served with a complaint in a purported class and derivative action filed against it and the directors of the Company (ARTHUR GLICK AND WILLIAM GURNEY V. HAWTHORNE FINANCIAL CORPORATION, ET AL., filed in the United States District Court for the Central District of California, October 11, 1995, Case No. 95-6855ER). The complaint asserts causes of action based on allegedly faulty disclosures in the Company's periodic filings with the Securities and Exchange Commission, alleged corporate waste by Company officers and alleged breaches of fiduciary duty by the individual director defendants in connection therewith. The matter has been referred to counsel and will be defended vigorously.

ITEM 2.  CHANGES IN SECURITIES -- None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES -- None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

    A Special Meeting of Stockholders of the Company was held on August 31, 1995. At the Special Meeting, the stockholders voted on the following two proposals, both of which were approved by the votes indicated:

        1. APPROVAL TO INCREASE THE AMOUNT OF AUTHORIZED COMMON STOCK TO 20 MILLION SHARES. Votes in the affirmative were 1,835,072, votes against the proposal were 345,257, and votes abstaining were 10,083.

        2. APPROVAL TO AUTHORIZE PREFERRED STOCK, WITH 10 MILLION SHARES AVAILABLE FOR ISSUANCE. Votes in the affirmative were 1,536,300, votes against the proposal were 438,074, votes abstaining were 6,459 and broker non-votes were 209,579.

ITEM 5.  OTHER MATERIALLY IMPORTANT EVENTS -- None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        1.  Reports on Form 8-K -- None

        2.  Other required exhibits

           a.  Amendment of Certificate of Incorporation, Exhibit 3

           b.  Financial data schedules, Exhibit 27

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        HAWTHORNE FINANCIAL CORPORATION

Dated: November 14, 1995                 /s/  SCOTT A. BRALY
                                         ---------------------------------------
                                         Scott A. Braly
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

Dated: November 14, 1995                 /s/  NORMAN A. MORALES
                                         ---------------------------------------
                                         Norman A. Morales
                                         EXECUTIVE VICE PRESIDENT AND
                                         CHIEF FINANCIAL OFFICER