Form 10-K405
period 1995-12-31
HAWTHORNE FINANCIAL CORP
filed 1996-04-01
CIK 46267

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                              ACT OF 1934 [FEE REQUIRED]

                     For the fiscal year ended December 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from                    to
                                  -------------------    -------------------
                            Commission File Number: 0-1100

                           HAWTHORNE FINANCIAL CORPORATION
                (Exact name of registrant as specified in its charter)

                   DELAWARE                           95-2085671
              (STATE OR OTHER JURISDICTION OF    (I.R.S.  EMPLOYER
              INCORPORATION OR ORGANIZATION)     IDENTIFICATION NO.)

         2381 ROSECRANS AVENUE, 2ND FLOOR              90245
              EL SEGUNDO, CALIFORNIA                 (ZIP CODE)
         (ADDRESS OF PRINCIPAL EXECUTIVE
         OFFICES)


         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310)725-5000 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                       COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                   (TITLE OF CLASS)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     YES X  NO

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing stock price of such stock as of February 29, 1996 as reported by the National Association of Securities Dealers, was $9,046,647.

    The number of shares of Common Stock, par value $0.01 per share, of the Registrant outstanding as of February 29, 1996 was 2,599,275 shares.

                         DOCUMENTS INCORPORATED BY REFERENCE

    Part III of this Annual Report incorporates by reference portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant's Annual Meeting of Stockholders to be held on May 20, 1996.

                           HAWTHORNE FINANCIAL CORPORATION
                              ANNUAL REPORT ON FORM 10K

                                                                          PAGE
                                       PART I.
ITEM 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . .    2
            General. . . . . . . . . . . . . . . . . . . . . . . . . . .    2
            Recent Developments. . . . . . . . . . . . . . . . . . . . .    3
            New Business Generation. . . . . . . . . . . . . . . . . . .    4
            Financing Criteria and Standards . . . . . . . . . . . . . .    8
            Regulation . . . . . . . . . . . . . . . . . . . . . . . . .   10
            Taxation . . . . . . . . . . . . . . . . . . . . . . . . . .   17
ITEM 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . .   19
ITEM 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .   20
ITEM 4.   Submission of Matters to a Vote of Security Holders. . . . . .   21
ITEM 4A.  Executive Officers . . . . . . . . . . . . . . . . . . . . . .   21


                                       PART II.
ITEM 5.   Market for Registrant's Common Stock and Related
            Stockholder Matters  . . . . . . . . . . . . . . . . . . . .   22
ITEM 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . .   24
ITEM 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . . . .   25
            Operating Results. . . . . . . . . . . . . . . . . . . . . .   25
            Financial Condition, Capital Resources & Liquidity
              and Asset Quality. . . . . . . . . . . . . . . . . . . . .   31
            Interest Rate Risk Management. . . . . . . . . . . . . . . .   49
ITEM 8.   Financial Statements and Supplementary Data. . . . . . . . . .   50
ITEM 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure . . . . . . . . . . . . . . . . . . .   50


                                      PART III.
ITEM 10.  Directors and Executive Officers of the Registrant . . . . . .   51
ITEM 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . .   51
ITEM 12.  Security Ownership of Certain Beneficial Owners and
            Management . . . . . . . . . . . . . . . . . . . . . . . . .   51
ITEM 13.  Certain Relationships and Related Transactions . . . . . . . .   51


                                       PART IV.
ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . .   52

                                     P A R T  I.

ITEM 1.   BUSINESS

GENERAL

HAWTHORNE FINANCIAL CORPORATION

 Hawthorne Financial Corporation ("Hawthorne Financial" or "Company"), a Delaware corporation organized in 1959, is a savings and loan holding company that owns 100% of the stock of Hawthorne Savings, F.S.B. ("Hawthorne Savings" or "Bank"). Hawthorne Savings was incorporated in 1950 and commenced operations on May 11, 1951. The Bank's nine full service retail offices are located in Southern California. Hawthorne Savings had 186 employees as of January 31, 1996. The Company's executive offices are located at 2381 Rosecrans Avenue, El Segundo, California 90245, and its telephone number is
(310) 725-5000.

HAWTHORNE SAVINGS

     Hawthorne Savings is a federally-chartered stock savings bank (referred to in applicable statutes and regulations as a "savings association") incorporated and licensed under the laws of the United States. The Bank is a member of the Federal Home Loan Bank ("FHLB") of San Francisco, which is a member bank of the Federal Home Loan Bank System. The Bank's deposit accounts are insured up to the $100,000 maximum amount currently allowable under federal laws by the Savings Association Insurance Fund ("SAIF"), which is a separate insurance fund administered by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is subject to examination and regulation by the Office of Thrift Supervision ("OTS") and the FDIC. Hawthorne Savings is further subject to regulations of the Board of Governors of the Federal Reserve System ("FRB") concerning reserves required to be maintained against deposits and certain other matters.

     Hawthorne Savings is principally engaged in the business of attracting deposits from the general public and using those deposits, together with borrowings and other funds, to originate residential and income property real estate loans. The Bank's principal sources of revenue are interest earned on mortgage loans and investment securities, and fees received in connection with various deposit account services and miscellaneous loan processing activities. The Bank's principal expenses are interest paid on deposit accounts and the costs necessary to operate the Bank.

     The operations of a savings institution are significantly influenced by the real estate market, general economic conditions and the related monetary and fiscal policies of the FRB and policies of financial institution regulatory authorities, including the FRB, the OTS and the FDIC. Deposit flows and costs of funds are influenced by the general interest rate environment and rates of return on competing investments. Demand for mortgage, construction and other types of loans is affected by market interest rates for such financing, the volume of sales and supply of housing, the availability of funds and the regulatory environment. The value of real estate securing loans is also directly affected by real estate market and general economic conditions, which may change materially over time.

     The Bank's operating results depend primarily on (i) the margin ("spread")between the yield from its interest-earning assets, principally loans and investment securities, and the cost of its interest-bearing liabilities, principally deposits, (ii) the size and relative amounts of its interest-earning assets and its interest-bearing liabilities, and (iii) the quality of its assets.

     At December 31, 1995, Hawthorne Savings met and exceeded all three regulatory capital requirements, based upon rules currently in effect, with core capital to total assets of 5.80%, core capital to risk-weighted assets of 9.01%, and total capital to risk-weighted assets of 10.27%. Based on the foregoing, the Bank exceeded the regulatory capital requirements to qualify as a "well capitalized" institution.

RECENT DEVELOPMENTS

     The Company's principal lending area, Southern California, has been in the midst of a severe economic recession since 1991 characterized by, among other things, high unemployment, declining business and real estate activity, declining real estate values and the absence of financing for certain multi-family and commercial real estate. The effects of the prolonged recession have negatively impacted the ability of certain borrowers of the Company, principally developers and owners of apartment buildings, to perform under the original terms of their obligations and eroded the value of the Company's real estate collateral.

     Prior to 1990, the Southern California economy experienced an extended period of significant growth fueled principally by the real estate development, aerospace and defense industries. The expanding economy, and a corresponding influx of immigration, prompted, among other things, a demand for housing. Historically, the Company originated loans to finance the construction of residential properties, principally individual single family homes, small-to-medium sized tracts of detached single family homes and condominiums, and small apartment buildings (generally, less than 37 units). With respect to for sale housing developments, the Company typically provided permanent financing to buyers of individual homes and condominiums within projects for which it provided the construction financing for the project. In addition, the Company generally provided a permanent loan commitment following its financing for the construction of apartment buildings and individual single family homes. The vast majority of loans on which the Bank's borrowers defaulted during the 1990's were originated by the Bank during the period 1986-1990, during which time the nominal value of real estate rose sharply.

     By historically focusing a substantial portion of its lending activities on construction financing, generally involving a small number of affiliated developers with little or no financial resources of their own, the Bank was affected more significantly than its peers when the real estate, aerospace and defense industries underwent significant restructuring and real estate values fell sharply, beginning in 1991. As a result, the Company experienced enormous credit losses from its loan portfolio during the period 1992 through 1995.

     For the four years ended December 31, 1995, the Company reported cumulative net losses of $68.9 million, with annual losses of $22.1 million (1992), $29.6 million (1993), $3.0 million (1994) and $14.2 million (1995). These losses included cumulative provisions for credit losses on loans and foreclosed properties of $109.3 million, with annual provisions of $54.6 million (1992), $29.4 million (1993), $5.3 million (1994) and $20.0 million (1995).

     Beginning in 1992, the Company and the Bank came under intense scrutiny from regulators as the deterioration in real estate values resulted in a significant number of the Bank's borrowers defaulting on their loans. In June of 1993, the Board of Directors of the Company and the Bank recruited Scott A. Braly as President and Chief Executive Officer of both companies. Mr. Braly recruited a number of experienced individuals to completely restructure the Bank and to aggressively manage the Bank's growing portfolio of foreclosed properties and troubled loans. During the period 1992 through 1995, the Bank foreclosed on $248 million of loan principal, invested approximately $38 million following foreclosure, principally to complete unfinished tract developments, and sold properties representing approximately $207 million of this accumulated investment (before credit losses). Approximately $54 million of foreclosed properties remained unsold at the end of 1995. During this period, the Bank's credit losses from 1992 through 1995 on loans and properties exceeded $109 million, representing the sum of actual losses realized from property sales and provisions to establish reserves for unsold properties and loans.

     During the first quarter of 1995, continuing credit losses required the Company to substantially increase its specific and general valuation allowances, which rendered it "under capitalized" according to the "prompt corrective action" regulations issued by the OTS under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"). In June 1995 the OTS issued a Prompt Corrective Action Directive ("PCA") to the Bank, ordering the Bank to submit a capital restoration plan to the OTS, which plan was approved in June 1995 and, required the Bank to increase its qualifying Tier 1 capital by $15 million to $20 million by December 15, 1995.

     In early December 1995, the Company successfully completed the sale of $27 million of "investment units" in a private placement. The investment units consist of equal amounts of senior notes and a new class of preferred stock, together with warrants to purchase common stock of the Company. The Company contributed $19 million of the net proceeds of the private placement as qualifying Tier 1 capital into the Bank upon completion of the private placement. With the infusion of capital into the Bank, the OTS terminated the PCA and released the Bank from its capital plan. SEE CAPITALIZATION.

     The Company continues to make progress in reducing its portfolios of nonperforming assets, with the investment in nonperforming assets, net of all credit losses, declining from $139 million and $153 million at December 31, 1992 and 1993, respectively, to $95 million and $56 million at December 31, 1994 and 1995, respectively. This substantial and continuing decline in nonperforming assets, coupled with the Bank's successful reentry into selected real estate financing markets, returned the Company to profitability during the fourth quarter of 1995, during which the Company reported net earnings of $0.5 million. See NEW BUSINESS GENERATION and ITEM 7. MANAGEMENT'S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


NEW BUSINESS GENERATION

GENERAL

     The Company's lending and deposit gathering markets are among the most competitive in the United States. The Company's Southern California markets are populated by the largest savings institutions and units of many of the largest banking and non-banking concerns in the United States, as well as by a large number of smaller insured institutions.

     Financial institutions experience intense competition in making real estate loans and attracting deposits from the general public. The competition for funds is principally among savings institutions, commercial banks, credit unions, thrift and loan associations, corporate and government securities and money market mutual funds. The principal basis of competition for funds is the interest rate paid and, to a lesser extent, convenience of access and customer service.

     Competition in making real estate loans is principally among savings institutions, commercial banks, mortgage companies, insurance companies, government agencies and real estate investment trusts. These institutions compete for loans primarily through the interest rates and loan fees they charge and the efficiency, convenience and quality of services they provide to borrowers and their real estate brokers.

     Beginning in 1995, the Company's strategy has been to generate mortgage financings which meet or exceed established targets for return on allocated capital, and which build upon tightly-focused segments of the Southern California real estate markets. With respect to the Company's deposit gathering activities, the Company will continue to focus on growth opportunities in the South Bay communities of Los Angeles County through internal expansion, or, subject to requisite regulatory approvals, strategic acquisitions. During its expansion years in the 1980's, the Company acquired retail banking offices in several disparate markets, from Ventura to San Diego counties, most of which it has subsequently sold or exchanged. At year end 1995, the Company operated nine branch offices as compared to the twenty-one in existence at year end 1992.

     The Company's principal competitors in its pursuit of new permanent financing business generally exclude the large, in-market banking and thrift companies, principally because these companies do not offer products similar to those on which the Company now focuses, including financings secured by income-producing properties and very expensive homes. The Company's principal competition for this business, therefore, tends to come from FDIC-insured thrift and loans (income property financings), small-to-medium sized life insurance companies and mortgage conduits (income property financings) and large investment banking companies (estate financing). On the other hand, competition in the conventional permanent loan business, which is the smallest component of the Company's business, is widespread and extremely price competitive.

     To acquire new business which meets the Company's goals for profitability, return on capital and credit quality, the Company offers prospective borrowers efficient and effective service(e.g., quick and comprehensive response to financing requests and timely funding), a willingness to tailor the terms and conditions of the transaction to accomplish the borrower's objectives (while satisfying the Company's credit standards), and a real estate orientation which generally permits the Company to contribute proactively in helping borrowers accomplish their near-term or long-term financial objectives. Management believes these attributes, taken together, clearly distinguish the Company from its competitors and permit the Company to charge a premium price for its permanent financing products (except for the modest amount of financings involving conventional single family loan transactions). The Company obtains its permanent financing products through independent mortgage brokers, rather than through a captive sales force.

     Unlike the Company's narrowly focused permanent financing businesses, its pursuit of development financing opportunities is very competitive, with banks and thrifts of all sizes generally active in the marketplace. Generally, pricing and underwriting standards in this market are defined around a fairly narrow range. In this environment, the Company distinguishes itself from its competitors by offering prospective customers efficient pre-funding evaluation and post-funding funds control, as well as an intimate knowledge of the development process. Unlike the Company's permanent financing businesses, development financing is generally sourced directly from builders and developers.

     During 1995, the Company aggressively reentered the mortgage finance business, specializing in providing financings secured by income properties, very expensive homes and residential construction projects. During 1995, the Company originated $197 million of permanent loans and construction commitments, as summarized in the table below (dollars are in thousands).

          TYPE OF SECURITY                         AMOUNT       % OF TOTAL
- -------------------------------------            ----------     -----------
Apartment buildings and commercial properties     $101,600            51.6% (1)
Single family homes
     Estate                                         53,700            27.2% (2)
     Conventional                                    9,400             4.8%
Construction (commitments)                          32,300            16.4% (3)
                                                 ----------     -----------
                                                  $197,000           100.0%
                                                 ----------     -----------
                                                 ----------     -----------
- -----------------------------
     (1) Includes $15.8 million of financings provided in connection with sales of previously foreclosed properties.

     (2) Generally defined as individual loans with principal balances of more than $500,000 originated after 1994. This amount includes unfunded commitments under lines of credit of $5.2 million at December 31, 1995.

     (3) This amount includes unfunded commitments of $14.9 million at December 31, 1995.


     The Company seeks to acquire and to maintain customer deposit accounts by offering competitively-priced certificates of deposit and, to a far lesser extent, checking and similar transaction-oriented accounts. The Company competes most directly for these accounts with other savings and loan companies, most of whom are much larger. Generally, the Company does not consistently compete with commercial banking companies for customer accounts.

     Because the Company does not have a critical mass of retail banking facilities, and because its smaller size does not afford it the economies of scale to advertise its basic products to the extent of its principal competitors, the Company generally competes on price and, to a lesser extent, on service and convenience. Historically, these limitations have been moderated by the loyalty afforded by, and the resistance to change of, the Company's primary customer constituency, individuals over 55 years of age.

INCOME PROPERTY FINANCING

     The Company provides financing to owners and purchasers of apartment buildings and various types of non-residential properties, such as retail centers, office buildings, and industrial buildings. The Company generates new financing opportunities through contact with, and submissions to it by, independent mortgage loan brokers. The Company is able to charge premium prices for its financings because significant opportunities exist in the marketplace to provide financing which requires tailored terms and conditions, efficient response and execution, and specialized real estate expertise. These attributes derive from the Company's smaller size and flat organizational structure, its strategy to hold all new originations in portfolio, and the real estate experience of most of its people.

     Beginning in 1995, the Company focused upon establishing a presence in the income property financing business in Southern California by building relationships with a growing broker network and through advertising in selected, business-specific publications. During 1995, the Company provided financing secured by a variety of income properties, with about two-thirds of the year's dollar volume being secured by apartment buildings. Over 50% of the year's dollar volume of financings were placed in situations where the borrower had negotiated a discounted principal payoff with their current lender. The remainder of the year's dollar volume supported the purchase of income properties by new owners, generally from asset management firms. For all of 1995, the Company generated new permanent financings of approximately $86 million (excluding internal financings of property sales), with an average transaction size of $1.8 million.

     The financing of income properties is subject to the risk that the cash flows being generated by the Company's collateral, as reported by the borrower, will decline following the funding of the loan, either because of general economic conditions or because the Company's borrower poorly manages the property, which could cause the borrower to default on their loan (because the cash flows from the property are no longer sufficient to cover the payments required by the Company's loan). The Company mitigates this risk by (1) requiring its borrowers to demonstrate their commitment to the property through a substantial cash equity investment therein, (2) carefully evaluating the historical and current operations of the property, (3) investigating the rental markets within the areas surrounding its collateral, in order to validate the revenue and expense assumptions which contribute to the Company's assessment of the properties' current and potential cash flows, and (4) evaluating the operating experience of the borrower with similar properties.

     Virtually all of the Company's 1995 financings were adjustable-rate, with most transactions being priced at a margin over the FHLB Eleventh District Cost of Funds Index ("11th DCOFI"). A minority of adjustable-rate transactions, principally loans secured by non-residential properties, utilized the Wall Street Journal Prime Rate or the One-Year Constant Maturity Treasury Index. The weighted average interest rate at origination of the Company's 1995 financings was 9.50%. At December 31, 1995, the outstanding principal balance of 1995 originations had a weighted average interest rate of 9.26%.

ESTATE FINANCING

  The Company provides a variety of financings secured by very expensive homes in Southern California, including homes located in the communities of Bel-Air, Beverly Hills, Malibu, Newport Beach, Santa Barbara and La Jolla. Generally, the Company's loans refinance the borrower's existing mortgage debt, rather than financing the borrower's purchase of a home. The Company generates virtually all of its new financing opportunities of this type, which it refers to as "Estate Financing", through contact with, and submissions by, independent mortgage brokers.

     The Company increasingly seeks financing opportunities with respect to which the size of the financing request is in excess of $2.0 million, the demonstrated ability of the borrower to service the Bank's loan is difficult to reliably measure, or the borrower's credit profile is blemished. Because one or more of these attributes may be present in any given transaction, the Company places its primary reliance upon the value and qualitative characteristics of the Company's collateral in determining the terms under which the Bank will extend credit to the borrower. In this regard, the Company generally limits its advances to a substantially lower percentage of the value of the Bank's collateral than is customary in conventional single family lending. For 1995 financings, the weighted average loan-to-value ratio of the Company's financings secured by expensive homes approximated 48%. Management believes that the substantial equity cushion required for most of the Company's transactions significantly reduces the risk that its borrowers will default subsequent to the funding of the loan or, if such a default does occur and the Company forecloses upon its collateral, that the Company will incur a loss when the property is sold.

     The Company has been able to charge premium prices for financings of this type because most of its competitors place internal limits on the dollar amount of individual financings (without reference to the underlying attributes of the collateral and the borrower) and because most lenders in this market are hesitant to extend credit to individuals whose capacity to service the loan cannot be reliably measured or where the borrower's credit profile is marred.
As suggested above, the Company compensates for the existence of one or more of these attributes by limiting the advance it will make against its estimate of the value of the collateral. The Company has also been successful in attracting business where the borrower requires flexibility in structuring the terms of the loan, where efficient and timely execution are of paramount importance, or both. As with all of its financing businesses, the

Company's flat organization structure, small size and portfolio retention strategies all contribute to its success in attracting new business and in receiving a return believed by management to be commensurate with the risk assumed and value added to completing the transaction.

     For all of 1995, the Company generated $54 million in permanent financing and line of credit commitments secured by expensive homes, with an average transaction size of $1.9 million. Virtually all of the Company's 1995 financings were adjustable-rate, with most transactions being priced at a margin over the 11th DCOFI. A minority of adjustable-rate transactions utilized the Prime Rate. The weighted average interest rate at origination of the Company's 1995 financings was 10.16%. At December 31, 1995, the outstanding principal balance of 1995 originations had a weighted average interest rate of 10.27%.

DEVELOPMENT FINANCING

     The Company conducts two separate development financing businesses, each of which is separately targeted and resourced.

     The Tract Financing group commenced operation during the fourth quarter of 1995 and provides construction financing to small-to-medium-sized builders in Southern California. In this business, the Company believes its competitive advantage is focused upon its efficient response and execution and, more often than not, a pre-existing relationship with the borrower or particular knowledge of the specific submarket and/or product type. The Company solicits new business directly with builders and, occasionally, through independent mortgage brokers. Most financial institutions of the Company's size or larger now provide development financing and, therefore, this business is quite competitive.

     The SFR Financing group provides individual home construction financing to local builders and homeowners. To date, this group has focused almost exclusively on providing construction financing in the beach cities of the South Bay area of Los Angeles County, with occasional financing outside the Company's principal market area. Virtually all of the Company's business to date has been generated through pre-existing relationships between the Company's loan officers and local builders.

     Development financing presents the Company with the risk that the actual cost of development will substantially exceed original estimates (because the original estimates were flawed or because of post-funding approval issues by the local municipality that has purview over the project), or that the price of the finished homes will not meet pre-development expectations (because the original assessment was flawed or because of changes in real estate values generally). The Company compensates for these risks by (1) generally limiting its advance to a percentage of expected development costs, requiring the borrower to fund the difference, (2) carefully evaluating the line item costs to complete the development, utilizing its resident loan officers and staff (or, where appropriate, third parties), (3) carefully evaluating the product type to be built and the demand for the finished homes by reference to recent sales of comparable homes, and (4) the development experience of, and the success or failure of, the Company's borrower with similar projects.

     The Company very rarely leverages either of these businesses with the Estate or conventional loan groups because the permanent loan sizes would fall beneath targets for the Estate group and the Company seeks to limit its conventional new financing volume within any development concentration. All of the Company's development financing is priced off of the Prime Rate, which is the long-established index of choice of builders.

CONVENTIONAL HOME FINANCING

     In addition to its other, higher-yielding financing businesses, the Company also provides conventional permanent financing secured by single family homes. The Company conducts this business both from its local retail banking offices and from its corporate offices. This business is the most competitive and least profitable of all of the Company's financing businesses. The Company lacks the size and scale of operations to profitably penetrate this business, especially in view of the significant capacity already in the marketplace in the form of very large banking and non-banking companies whose principal business is to originate conforming single-family-secured loans, many for resale in secondary mortgage markets. The Company is organized to provide a modest volume of this business each year, generally concentrated in and around its local retail banking offices. Management believes that its new loan volume, coupled with numerous other initiatives which bring either financing or resources to bear in the Bank's local communities, are adequate to satisfy regulatory guidelines for conventional lending by insured institutions.


FINANCING CRITERIA AND STANDARDS

PHILOSOPHY

     As described in the preceding section, the Company provides financing in a number of tightly-defined market segments, which are distinguished by property type, borrower profile or loan size and transaction attributes. In all instances, the Company extends credit in situations in which it expects to be repaid from the liquidation of its collateral prior to the maturity of its loan, or in which it reasonably expects that its loan can be refinanced with another lender prior to the loan's maturity. The Company does not extend credit with the expectation that the borrower will default on their obligation, resulting in a restructuring of the loan or foreclosure of the Company's collateral. Because of the types of credit extended by the Company, the terms of each loan are individually tailored to satisfy the Company's credit standards and the borrower's financing needs. This means that the Company's loans may contain provisions, such as prepaid interest for the term of the loan or a line of credit facility, that fall outside the normal scope of mortgage financing offered by the Company's competitors. In all instances, the Company places its primary reliance upon the quantitative and qualitative attributes of the collateral which will secure the Company's loan. In situations in which the borrower's ability to service the Bank's loan cannot be reliably measured, or where the borrower's credit history is blemished, the Company adjusts downward the advance it will make, to the extent it decides to extend credit at all.

LOAN OPERATIONS

     The Company maintains a staff of highly qualified professionals to manage the day-to-day affairs of the Bank's lending operation, including staff and fee appraisers, processors, underwriters and loan officers. The Company also houses an experienced staff of individuals that are responsible for servicing the Bank's permanent and construction loans following their origination.

     For each loan that it funds, the Company requires, among other things, a completed loan application, supporting financial information from the borrower, legal and corollary agreements which support the vesting of title, a title insurance policy, fire and extended liability coverage casualty insurance, credit reports, contemporary loan documents and other required documents.
Though the Company may require flood insurance pursuant to federal regulations and state laws, the Company does not require earthquake insurance coverage. The lack of earthquake insurance coverage derives from a combination of competitive pressure (i.e., the Bank's competitors do not require such coverage as a condition of extending credit), the cost of such coverage, if it is even available, and management's assessment that its collateral base is sufficiently diverse geographically as to substantially moderate the risk of a material, adverse result should a major earthquake again hit a section of Southern California. The collateral for the Bank's loan is appraised either by an approved fee appraiser or by one of the Bank's staff appraisers. All fee appraisals are reviewed by the Bank's Chief Appraiser.

LENDING CRITERIA

     As described elsewhere herein, the Bank's financing businesses, except for its conventional financing business, do not lend themselves to detailed requirements concerning loan-to-value ratios, lien priority, pricing terms, and the like. However, management has established criteria which assist it in evaluating financing opportunities, as summarized below.

INCOME PROPERTY FINANCING

     Management underwrites the proposed collateral which will secure income property financings by reference to the established and current operations of the property. In evaluating income-producing properties, management requires that borrowers provide, at a minimum, current rent rolls, recent operating statements and pro forma operating statements. As appropriate, the Company's lending personnel adjust reported results to accommodate lease expirations (from non-residential properties), tenant turnover, necessary capital improvements and other relevant factors. Generally, the adjusted property cash flows are expected to produce a debt coverage ratio ("DCR") of not less than 150% for non-residential properties and 130% for apartment buildings, utilizing the fully-adjusted interest rate at funding to measure pro forma debt service (i.e., the Bank does not offer "teaser" or discount introductory interest rates). Utilizing current market capitalization rates, the Bank's targeted DCR's generally produce loan-to-value ratios between 70% and 80%. As a matter of policy, the Bank will not advance more than 80% of the value of its principal collateral. Where material capital improvements are necessary to cure deferred maintenance on the property, the Bank may, and has, held back the necessary funds from the initial funding of the loan, which amounts are payable to the borrower only after the agreed-upon work has been completed. As circumstances warrant, the Bank may include minimum thresholds for maintenance of a DCR by the borrower and working capital reserves. The Bank will provide financing for individual transactions in an amount up to, but not in excess of, the Bank's legal lending limit for loans-to-one borrower, which amount approximated $8.3 million at December 31, 1995. All of the Bank's loans secured by income properties are approved by the senior manager of the business group and by the Chief Executive Officer.

ESTATE FINANCING

     Management determines the value of the proposed collateral by reference to current appraisals and by detailed property inspections by the Bank's senior management. As with its other principal financing businesses, the Bank tailors the terms and pricing of its Estate financings on a transaction-by-transaction basis. Accordingly, the Bank offers a variety of terms and conditions, including fixed and adjustable-rate pricing, tied to various indices; payments which are interest-only or payments which include the amortization of loan principal; varying adjustment frequencies for adjustable-rate loans; varying interest rate and payment floors and caps; and varying maturity and extension options. As described elsewhere herein, the Bank provides advances to borrowers which, on average, have produced a loan-to-value ratio of less than 50% for financings completed to date. Though the Bank will, as a matter of policy, advance up to 80% of the value of the Bank's collateral, very few of the Bank's 1995 financings involved advances for more than 70% of the value of the Bank's collateral. The Bank will provide financing for individual transactions in an amount up to, but not in excess of, the Bank's legal lending limit for loans-to-one borrower. All of the Bank's loans secured by expensive homes are approved by the senior manager of the business group and by the Chief Executive Officer.

CONSTRUCTION FINANCING

     For tract developments, management underwrites each proposed development by reference to the borrower's quantified plan, including costs to and at completion by line item, and sales and marketing projections, and by utilizing, where appropriate, third party sources to validate the compatibility of the proposed development and product to be built within the immediate marketplace. The Bank also reviews the borrower's previous experience with construction projects in general, and with the particular product type being proposed. The Bank maintains an internal staff of professionals experienced in residential and non-residential development in Southern California. In addition to underwriting proposed developments, these individuals manage the Bank's post-origination disbursement and inspection process, which is uniformly based upon validated voucher submissions from builders. Generally, the Bank will advance between 75% and 90% of the cost of the proposed development (land basis plus development costs), with the borrower being required to provide the remaining funds. Depending upon the particular transaction, this range of advance translates into loan-to-value ratios of between 65% to 80%. The Bank will provide financing for individual transactions in an amount up to, but not in excess of, the Bank's legal lending limit for loans-to-one borrower. All of the Bank's loans secured by tract and non-residential developments are approved by the senior manager of the business group and by the Chief Executive Officer.

     For individual home construction, management underwrites each proposed transaction in a manner similar to that employed in the underwriting of tract developments. Because the Bank has, to date, concentrated its individual home construction activities within its immediate local market in the South Bay area of Los Angeles County, management believes that it generally possesses the market knowledge necessary to evaluate each proposal. Generally, these loans have a term of 12 months and are priced at a margin over the prime rate. Post-origination disbursements and inspections are managed in the same fashion as for all of the Bank's tract financing activities. Because these transactions solely involve the construction of individual homes, the Bank's loans-to-one borrower limit is not a constraint. As with tract financing, the Bank will provide between 75% to 90% of the construction funds, which translates into loan-to-value ratios of between 65% to 80%.

REGULATION

GENERAL

     The following sections should be read in conjunction with MANAGEMENT'S DISCUSSION and NOTES M, N, and O of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, which are incorporated herein by reference.

     The Company is registered with the OTS as a savings and loan holding company and is subject to regulation and examination as such by the OTS. The Bank is a member of the FHLB and its deposits are insured by the FDIC. The Bank is subject to examination and regulation by the OTS and the FDIC with respect to most of its business activities, including, among others, lending activities, capital standards, general investment authority, deposit-taking and borrowing authority, mergers and other business combinations, establishments of branch offices, and permitted subsidiary investment and activities.

     Saving institutions regulated by the OTS are subject to a qualified thrift lender ("QTL") test which requires an institution to maintain at least 65% of its portfolio assets (as defined) in "qualified thrift investments." Qualified thrift investments include, in general, loans, securities and other investments that are related to housing and certain other permitted thrift institution investments. At December 31, 1995, the Bank was in compliance with its QTL test requirements. A savings institution's failure to remain a QTL may result in (1) limitations on new investments and activities, (2) imposition of branching restrictions, (3) loss of FHLB borrowing privileges, and (4) limitations on the payment of dividends.

     The Bank is further subject to regulations of the Board of Governors of the Federal Reserve System concerning non-interest bearing services required to be maintained against deposits and certain other matters. Financial institutions, including the Bank, may also be subject, under certain circumstances, to potential liability under various statues and regulations applicable to property owners generally, including statutes and regulations relating to the environmental condition of real property and potential liability for the costs of remediation thereof.

     The description of the statutes and regulations applicable to the Company and the Bank set forth below and elsewhere herein do not purport to be complete descriptions of such statutes and regulations and their effects on the Company and the Bank. Such descriptions also do not purport to identify every statute and regulation that may apply to the Company or Bank.

     The OTS' enforcement authority over savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders, to initiate removal and prohibition orders against officers, directors, and certain other persons, and to appoint a conservator or receiver for savings institutions under appropriate circumstances. In general, these enforcement actions may be initiated for violations of laws and regulations, violations of cease and desist orders and "unsafe or unsound" conditions or practices, which are not limited to cases of inadequate capital.

     The FDIC has authority to recommend that the OTS take any authorized enforcement action with respect to any federally insured savings institution.
If the OTS does not take the recommended action or provide an acceptable plan for addressing the FDIC's concerns within 60 days after the receipt of the recommendation from the FDIC, the FDIC may take such action if the FDIC Board of Directors determines that the institution is in an unsafe or unsound condition or that failure to take such action will result in the continuation of unsafe or unsound practices in conducting the business of the institution. The FDIC may also take action prior to the expiration of the 60-day time period in exigent circumstances after notifying the OTS.

     The FDIC may terminate the deposit insurance of any insured depository if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices which, as with the OTS' enforcement authority, are not limited to cases of capital inadequacy, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation or order or any condition imposed in writing by the FDIC. In addition, FDIC regulations provide that any insured institution that falls below a 2% minimum leverage ratio (see below) will be subject to FDIC deposit insurance termination proceedings unless it has submitted, and is in compliance with, a capital plan with its primary federal regulator and the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process if the institution has no tangible capital. The

FDIC is additionally authorized by statute to appoint itself as conservator or receiver of an insured institution (in addition to the powers of the institution's primary federal regulatory authority) in cases, among others and upon compliance with certain procedures, of unsafe or unsound conditions or practices or willful violations of cease and desist orders.

     As a member of the FHLB system, the Bank is required to own capital stock in its regional FHLB, the FHLB of San Francisco, in a minimum amount determined at the end of each year based on the greater of (i) 1.00% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations, (ii) 5.00% of its outstanding borrowings from the FHLB of San Francisco, or (iii) 0.3% of its total assets. The Bank was in compliance with this requirement, with an investment of $6.3 million in FHLB stock, at December 31, 1995. The FHLB of San Francisco serves as a reserve or central bank for the member institutions within its assigned region, the Eleventh FHLB District. It makes advances to members in accordance with policies and procedures established by the Federal Housing Finance Board and the Board of Directors of the FHLB of San Francisco.

     The FDIC administers two separate deposit insurance funds. The Bank Insurance Fund ("BIF") insures the deposits of commercial banks and other institutions that were insured by the FDIC prior to the enactment of the Financial Institutions Reform,Recovery, and Enforcement Act of 1989 ("FIRREA"). The SAIF insures the deposits of savings institutions that were insured by the Federal Savings and Loan Insurance Corporation ("FSLIC") prior to enactment of FIRREA. The FDIC is authorized to increase insurance premiums payable by institutions of either fund if it determines that such increases are appropriate to maintain the reserves of that fund or to pay the costs of administration of the FDIC. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members.

     FDIC deposit insurance premiums are assessed pursuant to a"risk-based" system under which institutions are classified on the basis of capital ratios, supervisory evaluations by their primary federal regulatory agency and other information determined by the FDIC to be relevant. Each of nine resulting subgroups of institutions is assigned a deposit insurance premium assessment rate which, for SAIF-insured institutions, currently ranges from 0.23% to 0.31%. The Bank's current deposit insurance premium assessment rate, which is based on the FDIC's evaluation of the relevant factors applicable to the Bank as of a date prior to the completion of the Bank's recapitalization, is 0.31%.

     The SAIF and the BIF are each required by statute to attain and thereafter to maintain a reserve to deposits ratio of 1.25%. The BIF has reached the required reserve level, whereas, base upon projections by the FDIC, the SAIF is not expected to reach its targeted ratio until at least the year 2002, or later. This disparity arises from the BIF's greater premium revenues and the requirement that a substantial portion of the SAIF premiums be used to repay bonds (commonly referred to as the "FICO Bonds")that were issued by a specially created federal corporation for the purpose of funding failed thrift institutions. In November 1995, the FDIC reduced its deposit insurance premiums for BIF member institutions to a range of 0.00% of deposits plus a statutory minimum of $2,000 in annual assessment per institution to 0.27%, with an historical low average of approximately 0.04%,effective beginning with the semiannual period commencing January 1, 1996. The FDIC maintained the range of deposit insurance premiums assessable against SAIF member institutions at 0.23% to 0.31%.

     The deposit premium rate disparity between BIF-insured institutions and SAIF-insured institutions places SAIF-insuredinstitutions at a significant competitive disadvantage due to their higher premium costs and may worsen the financial condition of the SAIF by leading to a shrinkage in its deposit base.
A Number of proposals for assisting the SAIF in attaining its required reserve level, and thereby permitting SAIF deposit insurance premiums to be reduced to levels at or near those paid by BIF-insured institutions, have been under discussion in congress and among various of the affected parties and relevant government agencies. Congress proposed, as part of the budget reconciliation bill submitted to and vetoed by the President, a one-time, special assessment on all savings institutions to recapitalize the SAIF. The proposal would have required SAIF-insured institutions to pay a one-time special assessment on January 1, 1996 (estimated to be between approximately 80 and 90 basis points on deposits) and would provide for a pro rata sharing by all federally insured institutions of the obligation, now borne entirely by SAIF-insured institutions, to repay the above-mentioned FICO Bonds. If the proposed legislation were ultimately to become law, the special assessment would be reported in the Bank's Statement of Operations in the quarter during which the budget reconciliation bill (or such other bill to which such legislation may be attached) is finally agreed to by Congress and signed by the President.

     Also included in the budget reconciliation bill were provisions that would eliminate the deduction for additions total bad debt reserves available to qualifying thrift institutions under existing provisions of the Internal Revenue Code. The bill would also generally have required "recapture" (i.e., inclusion in taxable income) of the balance of such reserve accounts to the extent they exceed a base year amount (generally the balance of reserves as of December 31, 1987, reduced proportionately for any reduction in an institution's loan portfolio) in ratable installments over a six-year period. The legislation would also, as under existing law, have required recapture of reserves, including the base year amounts, in the event of certain distributions to stockholders' in excess of current or accumulated earnings and profits, or redemptions, or in the event of liquidations or certain mergers or other corporate transactions.

     Management cannot predict whether or in what form the above described legislation will be enacted or the effect of such legislation, if adopted, on the Bank's operations and financial condition. Management believes, however, that certain of the provisions of such proposed legislation could benefit the Bank and its stockholders' through eliminating one source of financial uncertainty facing thrift institutions in the current environment and by providing greater operating flexibility to pursue its business strategies. A significant increase in SAIF premiums or a significant surcharge to recapitalize the SAIF, however, would have an adverse effect on the operating expenses and results of operations of the Bank and the Company during the period thereof and would reduce the Bank's regulatory capital on at least a temporary basis.

LIQUIDITY

     Federal regulations currently require a savings institution to maintain a monthly average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances and specified United States Government, state or federal agency obligations) equal to at least 5.00% of the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar month. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4.00% to 10.00% of such accounts and borrowings depending upon economic conditions and the deposit flows of member institutions. Federal regulations also require each member institution to maintain a monthly average daily balance of short-term liquid assets (generally those having maturities of 12 months or less) equal to at least 1.00% of the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar month. Monetary penalties may be imposed for failure to meet these liquidity ratio requirements. The Bank's liquidity and short-term liquidity ratio's for the calculation period ended December 31, 1995, were 8.50% and 5.95%, respectively, which exceed the applicable requirements.

COMMUNITY REINVESTMENT ACT

     The Community Reinvestment Act ("CRA") requires each savings institution, as well as commercial banks and certain other lenders, to identify the communities served by the institution and to identify the types of credit the institution is prepared to extend within those communities. The CRA also requires the OTS to assess an institution's performance in meeting the credit needs of its delineated communities, as part of its examination of the institution, and to take such assessments into consideration in reviewing applications with respect to branches, mergers and other business combinations, and savings and loan holding company acquisitions. An unsatisfactory CRA rating may be the basis for denying such an application and community groups have successfully protested applications on CRA grounds. The OTS assigns CRA ratings of "outstanding", "satisfactory", "needs to improve" or "substantial noncompliance". The Bank was rated "needs to improve" in its most recent CRA examination report received in March 1995 based on the Company's decision to cease active lending from September 1993 through July 1994.

REGULATORY CAPITAL REQUIREMENTS

     FIRREA and the capital regulations of the OTS promulgated thereunder ("Capital Regulations") established three capital requirements, including a "core capital requirement" (referred to as the "leverage limit" in the Capital Regulations), a "tangible capital requirement" and a "risk-based capital requirement".

     Under the core capital requirement currently included in the Capital Regulations, a savings institution must maintain "core capital" of not less than 3.0% of adjusted total assets. Under the "prompt corrective action" regulations (summarized below), however, an institution is generally required to maintain "core capital" at significantly higher levels in order to be considered to have adequate capital for regulatory purposes.

     "Core Capital" generally includes common stockholders' equity, noncumulative perpetual preferred stock, including any related surplus, and minority interests in the equity accounts of fully consolidated subsidiaries. The amount of an institution's core capital is, in general, calculated in accordance with generally accepted accounting principles ("GAAP"), but with certain exceptions. Among other exceptions, adjustments to an institution's GAAP equity accounts that are required pursuant to FASB 115 to reflect changes in market value of certain securities held by the institution that are categorized as "available-for-sale" are not to be included in the calculation of core capital for regulatory capital purposes. Intangible assets (not including purchased mortgage servicing rights, certain mortgage servicing rights with respect to originated loans and purchased credit card relationships) must be deducted from core capital. With certain exceptions, equity investments, including equity investments in real estate, and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio, must also be deducted from capital. Core capital may include purchased mortgage servicing rights, certain mortgage servicing rights with respect to originated loans and purchased credit card relationships, subject to certain limitations.

     The tangible capital regulations requires a savings institution to maintain "tangible capital" in an amount not less than 1.5% of adjusted total assets. "Tangible capital" means core capital less any intangible assets (including supervisory goodwill), plus purchased mortgage servicing rights, and certain mortgage servicing rights with respect to originated loans, subject to certain limitations.

     The risk-based capital requirements provide, among other things, that the capital ratios applicable to various classes of assets are to be adjusted to reflect the degree of credit risk deemed to be associated with such assets, ranging from 0% for low-risk assets such as U. S. Treasury securities and GNMA securities to 100% for various types of loans and other assets deemed to be higher risk. Single family mortgage loans having loan-to-value ratios not exceeding 80% and meeting certain additional criteria, as well as certain multi-family residential property loans, qualify for a 50% risk-weighted treatment. In addition, the asset base for computing a savings institution's risk-based capital requirement includes off-balance sheet items, including letters of credit, and loans or other assets sold with subordination or recourse arrangements. Generally, the Capital Regulations require savings institutions to maintain "total capital" equal to 8.0% of risk-weighted assets. "Total capital" for these purposes consists of core capital and supplementary capital. Supplementary capital includes, among other things, certain types of preferred stock and subordinated debt and, subject to certain limitations, loans and lease general valuation allowances. Such general valuation allowances can generally be included up to 1.25% of risk-weighted assets. At December 31, 1995, $6.1 million of the Bank's general valuation allowance was included in supplementary capital. A savings institution's supplementary capital may be used to satisfy the risk-based capital requirements only to the extent of that institution's core capital.

     The OTS has adopted an amendment to its Capital Regulations that, upon implementation, will require OTS regulated institutions to maintain additional risk-based capital equal to half of the amount of a decline in its "net portfolio equity" resulting from a hypothetical 200 basis point change (up or down depending on which would result in the greater reduction in net portfolio value) in interest rates on its assets and liabilities exceeding 2% of the institution's estimated "economic value" of its assets. In order to preserve the PCA capital category system (described below), the regulation requires that the foregoing amount be subtracted from actual capital rather than requiring that an institution's normal capital requirements be increased by that amount. The OTS stated that implementation of this amendment to its regulations will require additional capital to be maintained only by institutions having "above normal" interest rate risk. An institution's "net portfolio value" is defined for this purpose as the difference between the aggregate expected future cash inflows from an institution's assets and the aggregate expected future cash outflows on its liabilities, plus the net expected cash inflow from existing off-balance sheet contracts, each discounted to present value. The estimated "economic value" of an institution's assets is defined as the discounted present value of the estimated future cash flows from its assets.

     The OTS has deferred implementation of its above described interest rate risk regulation. Had the OTS regulation been in effect at December 31, 1995, the Bank would not have been required to deduct from risk-based capital an interest rate risk exposure component.

     The risk-based capital rules of the OTS, FDIC and other federal banking agencies provide that an institution must hold capital in excess of regulatory minimums to the extent that examiners find either (1) significant exposure to concentration of credit risk such as risks from higher interest rates, prepayments, significant off-balance sheet items (especially standby letters of credit) or credit, or risks arising from nontraditional activities or
(2) that the institution is not adequately managing these risks. For this purpose, however, the agencies have stated that, in view of the statutory requirements relating to permitted lending and investment activities of savings institutions, the general concentration by such institutions in real estate lending activities would not, by itself, be deemed to constitute an exposure to concentration of credit risk that would require greater capital levels.

 The following table summarizes the regulatory capital requirements under FIRREA for the Bank at December 31, 1995. As indicated in the table, the Bank's capital levels exceed all three of the currently applicable minimum FIRREA capital requirements (dollars are in thousands).



                                       Tangible Capital                Core Capital               Risk-based Capital
                                 ---------------------------   ---------------------------   ---------------------------
                                   Balance            %          Balance            %          Balance            %

                                 ------------   ------------   ------------   ------------   ------------   ------------

Stockholders' equity (1)            $  43,539                     $  43,539                     $  43,539
Adjustments
  General valuation
    allowances                                                                                      6,088
  Core deposit intangibles               (179)                         (179)                         (179)
  Interest rate risk component (2)
                                 ------------   ------------   ------------   ------------   ------------   ------------
Regulatory capital                     43,360          5.80%         43,360          5.80%         49,448         10.27%
Required minimum                       11,213          1.50%         22,425          3.00%         38,508          8.00%
                                 ------------   ------------   ------------   ------------   ------------   ------------
Excess capital                      $  32,147          4.30%      $  20,935          2.80%      $  10,940          2.27%
                                 ------------   ------------   ------------   ------------   ------------   ------------
                                 ------------   ------------   ------------   ------------   ------------   ------------
Adjusted assets (3)                 $ 747,510                     $ 747,510                     $ 481,347
                                 ------------                  ------------                  ------------
                                 ------------                  ------------                  ------------


- ------------------------
         (1) The Bank's total stockholders' equity, exclusive of the unrealized loss of $5,000 on available-for-sale securities, was 5.82% of its total assets at December 31, 1995. During 1995, theCompany contributed cash of $20 million to the Bank to improvethe capital position of the Bank, including $19 million in December 1995, after successful completion of the private placement, to satisfy the requirements of the PCA. See CAPITALIZATION.

         (2) At December 31, 1995, the OTS had deferred implementation of its interest rate risk regulation. Had the regulation been in effect at December 31, 1995, the Bank would not have been required to deduct any amount from risk-based capital pursuant to the interest rate risk exposure component as computed by the OTS (one-half of the excess of the estimated change in the Bank's net portfolio value, determined in accordance with OTS regulations, over a normal change in net portfolio value (2%) assuming an immediate and sustained 200 basis point increase in interest rates), using the Bank's reported balance sheet information as of September 30, 1995.

         (3) The term "adjusted assets" refers to the term "adjusted total assets" as defined in 12 C.F.R. Section 567.1 (a) for purposes of tangible and core capital requirements, and for purposes of risk-based capital requirements, refers to the term "risk-weighted assets" as defined in 12 C.F.R. Section 567.1
              (b).

     Under the FDICIA, which supplemented FIRREA, the OTS, the FDIC and the other federal bank regulatory agencies have issued "prompt corrective action" regulations with specific capital ranking tiers for thrift institutions and commercial banks. Progressively more stringent operational limitations and other corrective actions are required as an institution declines in the capital ranking tiers. The five qualifying tiers are set forth below.

                                              Ratio of               Ratio of
                        Ratio of            Core Capital         Total Capital to
                        Core Capital      to Risk-weighted        Risk-weighted
                       to Total Assets         Assets                 Assets
                       ---------------    ----------------      ----------------
Well capitalized         5% or above          6% or above          10% or above
Adequately capitalized   4% or above          4% or above           8% or above
Under capitalized          Under 4%             Under 4%              Under 8%
Significantly
  undercapitalized         Under 3%             Under 3%              Under 6%
Critically
  undercapitalized         Ratio of tangible equity to adjusted assets of
                            2% or less

     The Bank's ratios at December 31, 1995 are set forth below.

          Ratio of Core Capital to Total Assets (Leverage ratio)   5.80%

          Ratio of Core Capital to Risk-weighted Assets            9.01%

          Ratio of Total Capital to Risk-weighted Assets          10.27%

     Based upon the foregoing, the Bank exceeded the requirements to qualify as a "well capitalized" institution.

     The OTS also has authority, after an opportunity for a hearing, to downgrade an institution from "well capitalized" to " adequately capitalized", or to subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns.

     Under the prompt corrective action regulation provisions, an institution that is deemed to be undercapitalized must submit a capital restoration plan and is subject to mandatory restrictions on capital distributions (including cash dividends) and management fees, increased supervisory monitoring by the OTS, growth restrictions, restrictions on certain expansion proposals and capital restoration plan submission requirements. If an institution is deemed to be significantly undercapitalized, all of the forgoing mandatory restrictions apply, as well as a restriction on compensation paid to senior executive officers. Furthermore, the OTS must take one or more of the following actions:
(i) require the institution to sell shares (including voting shares) or obligations; (ii) require the institution to be acquired or merge (if one or more grounds for the appointment of a conservator or receiver exists); (iii) implement various restrictions on transactions with affiliates; (iv) restrict interest rates on deposits; (v) impose further asset growth restrictions or asset reductions; (vi) require the institution or subsidiary to alter, reduce, or terminate activities considered risky; (vii) order a new election of directors; (viii) dismiss directors and/or officers who have held office more than 180 days before the institution became undercapitalized; (ix) require the hiring of qualified executives; (x) prohibit correspondent bank deposits; (xi) require the institution to divest or liquidate a subsidiary in danger of insolvency or a controlling company to divest any affiliate that poses a significant risk, or is likely to cause a significant dissipation of assets or earnings; (xii) require a controlling company to divest the institution if it improves the institution's financial prospects; or (xiii) require any other action the OTS determines fulfills the purposes of the PCA provisions.

     The OTS may also impose on significantly undercapitalized institutions one or more of the mandatory restrictions applicable to critically undercapitalized institutions. The restrictions require prior regulatory approval for any material transaction, to extend credit on a highly leveraged transaction, to adopt charter or bylaws amendments, to make material accounting changes, to engage in covered transactions with affiliates, to pay excessive compensation, or to pay higher interest on new or renewing liabilities. A critically undercapitalized institution may not, beginning 60 days after becoming critically undercapitalized, make any principal or interest payments on subordinated debt not outstanding on July 15, 1991. The OTS is required, not later than 90 days after a savings institution becomes critically undercapitalized to either (i) appoint a conservator or receiver or (ii) take such other actions it determines would better achieve the purpose of the PCA provisions. In any event, the OTS is required to appoint a receiver within 270 days after the institution becomes critically undercapitalized unless (i) with the concurrence of the FDIC, the OTS determines the institution has a positive net worth, has been in substantial compliance with an approved capital restoration plan, is profitable or has an upward trend in earnings which the OTS finds is substantial, and is reducing the ratio of nonperforming loans to total loans and (ii) the Director of the OTS and the Chairman of the FDIC both certify that the institution is viable and not expected to fail. At December 31, 1995, the Bank's regulatory capital was in excess of the amount necessary to be "well capitalized".

SAVINGS AND LOAN HOLDING COMPANY REGULATIONS

     As a saving and loan holding company, the Company is subject to certain restrictions with respect to its activities and investments. Among other things, the Company is generally prohibited, either directly or indirectly, from acquiring more than 5% of the voting shares of any savings association or savings and loan holding company which is not a subsidiary of the Company.

     Similarly, OTS approval must be obtained prior to any person acquiring control of the Company or the Bank. Control is conclusively presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock in the institution or holding company or controls in any manner the election of a majority of the directors of the insured institution or the holding company.

RESTRICTION ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS

     OTS regulations impose limitations on "capital distributions" by savings association subsidiaries of holding companies, including cash dividends, payments to repurchase or otherwise acquire an institution's shares, payments to stockholders in a "cash-out" merger and other distributions charged against capital. An institution that exceeds its minimum capital requirements is permitted to make capital distributions in specified amounts based on its regulatory capital levels without prior OTS approval unless it is deemed to be "in need of more than normal supervision", in which case OTS approval of the distribution may be required. The OTS retains the authority to prohibit any capital distribution otherwise authorized under the regulation if the OTS determines that the capital distribution would constitute an unsafe or unsound practice. The regulation also states that the capital distribution limitations apply to direct and indirect distributions to affiliates, including those occurring in connection with corporation reorganizations.

     Savings association subsidiaries of holding companies generally are required to provide advance notice of any proposed dividend on the association's stock. Any dividend declared within the notice period, or without giving the prescribed notice, is invalid.

     A savings association that meets its fully phased-in capital requirements may make capital distributions during a calendar year of up to the greater of
(i) 200% of its net income during the calendar year, plus the amount that would reduce by not more than one-half its "surplus capital ratio" at the beginning of the calendar year (the amount by which the institution's actual capital exceeded its fully phased-in capital requirements at that date) or (ii) 75% of its net income over the most recent four-quarter period. An association that meets its current minimum capital requirements but not its fully phased-in capital requirements may make capital distributions up to 75% of its net income over the most recent four-quarter period, as reduced by the amounts of any capital distributions previously made during such period. An association that does not meet its minimum regulatory capital requirements immediately prior to or on a pro forma basis after giving effect to a proposed capital distribution is not authorized to make any capital distributions unless it received prior written approval from the OTS or the distributions are in accordance with the express terms of an approved capital plan.

     The OTS has proposed an amendment to its capital distribution regulation to conform to its PCA regulations by replacing the current "tiered" approach summarized above with one that would allow institutions to make capital distributions that would not result in the association falling below the PCA "adequately capitalized" capital category. Under this proposal, a savings association would be able to make capital distributions (1) without notice or application, if the association is not held by a savings and loan holding company and received a composite CAMEL rating of 1 or 2, (2) by providing notice to the OTS if, after the capital distribution, the association would remain at least "adequately capitalized", or (3) by submitting an application to the OTS.

     As of December 31, 1995, the Bank was prohibited by the OTS from paying dividends to the Company without OTS prior approval.

LOANS TO ONE BORROWER LIMITATION

     With certain limited exceptions, the maximum amount that a savings institution may lend to one borrower (including certain entities related to such borrower) is an amount equal to 15% of the institution's unimpaired capital and unimpaired surplus, plus an additional 10% for loans fully secured by readily marketable collateral. Real estate is not included within the definition of readily marketable collateral for this purpose. Under prior law (changed in 1988), a savings institution could generally lend an amount equal to its federal regulatory capital to one borrower. The OTS recently amended its lending limit regulations to define the term "unimpaired capital and unimpaired surplus" based upon an institution's regulatory capital and also to include in the basic 15% of capital lending limit, that portion of an institution's allowances for loan and lease losses that is not includable in regulatory capital as calculated for other regulatory purposes. OTS regulations provide that certain credit extensions may be excepted from the described loans to one borrower limitations including credit extensions that result from restructurings effected in connection with an institutions efforts to salvage existing problem credit extensions. Pursuant to the current regulation, the maximum amount which the Company could have loaned to any one borrower (and related entities) under the general OTS loans to one borrower limit was $8.3 million as of December 31, 1995.

OTHER LENDING STANDARDS

     The OTS and the other federal banking agencies have jointly adopted uniform rules on real estate lending and related Interagency Guidelines for Real Estate Lending Policies. The uniform rules require that institutions adopt and maintain comprehensive written policies for real estate lending. The policy must reflect consideration of the Interagency Guidelines and must address relevant lending procedures, such as loan-to-value limitations, loan administration procedures, portfolio diversification standards and documentation, approval and reporting requirements. Although the final rule did not impose specific maximum loan-to-value ratios, the related Interagency Guidelines state that such ratio limits established by individual institutions board of directors should not exceed levels set forth in the Guidelines, which range from a maximum of 65% for loans secured by raw land to 85% for improved property. No limit is set for single family residence loans, but the Guidelines state that such loans exceeding a 95% loan-to-value ratio should have private mortgage insurance or some other form of credit enhancement. The Guidelines further permit a limited amount of loans that do not conform to these criteria.


TAXATION

FEDERAL

     Under applicable provisions of the Internal Revenue Code of 1986, as amended ("Code"), a savings institution that meets certain definitional tests relating to the composition of its assets and the sources of its income (a "qualifying savings institution") is permitted to establish reserves for bad debts. A qualifying savings institution may make annual additions thereto under a method based on the institution's loss experience ("Experience Method"). Alternatively, a qualifying savings institution may elect, on an annual basis, to use the percentage of taxable income method ("Percentage Method") to compute its allowable addition to its bad debt reserve on qualifying real property loans (generally, loans secured by an interest in improved real estate). The Percentage Method permits the institution to deduct a specified percentage (currently 8%) of its taxable income before such deduction, regardless of the institution's actual bad debt experience. For periods 1992, 1993, and 1994, however, the Company has utilized the Experience Method because that method produced a greater deduction than did the Percentage Method. The Company anticipates that it will use the Experience Method for its 1995 taxable year as well.

     A savings institution organized in stock form whose accumulated reserves for losses on qualifying real property loans exceeds the allowable bad debt reserves as calculated under the Experience Method may be subject to recapture taxes if it makes certain types of distributions to its stockholders. While dividends may be paid without the imposition of any tax on the savings institution to the extent that the amounts paid do not exceed the savings institution's current or accumulated earnings and profits as calculated for federal income tax purposes, stock redemptions, dividends paid in excess of the savings institution's current or accumulated earnings and profits as calculated for tax purposes, and other distributions made with respect to the savings institution's stock, however, are deemed under applicable sections of the Code to be made from the savings institution's tax bad debt reserves to the extent that such reserves exceed the amount that could have been accumulated under the Experience Method. The amount of tax on this excess that would be payable upon any distribution that is treated as having been paid from the savings institution's tax bad debt reserves is also deemed to have been paid from those reserves. As a result, distributions to stockholders that are treated as having been made from the savings institution's bad debt reserves could result in a federal tax liability of up to approximately 51% of the amount of any distributions, unless offset by net operating losses.

     Corporations, including qualifying savings institutions, are subject to an alternative minimum tax in addition to the regular corporate income tax. This 20% tax is computed based on the Company's taxable income (with certain adjustments), as increased by its tax preference items and applies only if this tax is larger than its regular tax. The adjustments include an addition to taxable income of an amount equal to 75% of the excess of the Company's "adjusted current earnings" over its regular taxable income. The tax preference items common to savings institutions include the excess, if any, of its annual tax bad debt deduction over the deduction that would have been available under the experience method. The Company did not incur a minimum tax liability in 1995 (as computed for federal income tax purposes).

     The IRS has completed its audit of the Company's federal tax returns for 1993 and related carry back claims. For additional information regarding taxation, see NOTE K of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

STATE

     The California franchise tax applicable to the Company is a variable-rate tax. This rate is computed under a formula that results in a rate higher than the rate applicable to nonfinancial corporations because it includes an amount "in lieu" of local personal property and business license taxes paid by such corporations (but not paid by banks or financial institutions such as the Bank). For the taxable year 1995, the maximum rate was set at approximately 11.30%. Under California regulations, financial corporations are permitted to claim bad debt deductions using a reserve method, with the reserve level being determined by past experience or current facts and circumstances.

     The Company's state tax returns have been audited by the Franchise Tax Board ("FTB") through 1992. The FTB completed its audit of the Company's 1992 state tax return during 1995 from which the Company received a tax refund of $2.6 million in the third quarter of 1995.

ITEM 2. PROPERTIES.

     The Bank owned the land and improvements at five of its branch offices, owned the improvements but leased the land for two of its branch offices and leased both the land and the improvements at its remaining two branch offices as of December 31, 1995.

     Management consolidated all non-branch personnel into a leased premise during 1994. Following the consolidation, the Company sold its two former corporate facilities in 1994. In anticipation of their disposal, reserves of $1.5 million were established at December 31, 1993 to reduce the Company's carrying values for the two buildings to their fair market values.

     The Bank holds the lease obligation on a discontinued branch at the Laguna Hills location until July 30, 2001. A lease obligation reserve of $0.5 million was established with respect to this lease in September 1994.

     In February 1996, the Bank closed escrow on the sale of its Oceanside facility (land and building) for $2.9 million. In December 1995, a valuation allowance of $0.8 million had been established to reduce the Company's carrying value for this facility to its fair market value.

     At December 31, 1995, the Bank had aggregate net book values for office real property and improvements owned, leasehold interests, and furniture, fixtures and equipment of $5.0 million, $1.7 million and $2.9 million, respectively. See NOTE H of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. The Company believes that all of the above facilities are in good condition and are adequate for the Bank's present operations.

     The principal terms and the net book values of leasehold improvements relating to premises leased by the Bank are detailed below. None of the leases contain any unusual terms and all are "net" or "triple net" leases.

                             Expiration      Renewal          Monthly      Square           Book Value
Facility                     of Term         Options          Rental        Feet            of Leaseholds
- --------                     ----------      --------       ----------     ------         ---------------
El Segundo Corporate          11/30/00       One 5-Yr       $  40,092      42,202         $   1,251,034

Torrance Branch               02/31/01       One 5-yr          16,529       7,343               253,400

Laguna Hills                  07/30/01       Four 5-yr         14,477       4,125

Westlake Branch               03/31/00       None              11,828       7,600                35,871

Manhattan Beach Branch        10/31/10       Four 5-yr          4,590       4,590                58,040

Tarzana Branch                01/31/00       Five 5-yr          3,283       3,352               115,505
                                                            ---------                       ------------
                                                             $ 90,799                       $ 1,713,850
                                                            ---------                       -------------
                                                            ---------                       -------------

ITEM 3. LEGAL PROCEEDINGS.

          The Company and the directors of the Company, excluding Mr. Herbst, have been named as defendants in a class and derivative action entitled ARTHUR GLICK AND WILLIAM GURNEY, ON BEHALF OF THEMSELVES AND ALL OTHERS SIMILARLY SITUATED VS. HAWTHORNE FINANCIAL CORPORATION, ET. AL., filed in the United States District Court of California, Case No. 95-6855-ER ("Action"). The Action was originally filed on October 12, 1995, and has since been amended by the plaintiffs. The Action alleges, among other things, that the directors, in particular Mr. Braly, fraudulently failed timely and accurately to disclose in the Company's periodic public reports the magnitude of credit losses associated with the Bank's foreclosed property and troubled loan portfolios during the period May 1994 through May 1995, thereby purportedly inflating the Company's share price until additional credit losses were recorded during the first half of 1995, after which the Company's share price declined, to the purported detriment of the plaintiffs, among others. On February 26, 1996, the Court granted the Company's Motion to Dismiss action, concluding that the Action failed to set forth sufficient facts in support of the allegations included therein. The Court allowed the plaintiffs to amend the Action to seek to add sufficient additional facts to support their allegations. The plaintiffs filed an amended complaint with the Court in early March. The Company is vigorously defending the case and believes the allegations to be wholly without merit. Messrs. Glick and Gurney are stockbrokers who nominated themselves for election to the Board of the Company at the 1995 Annual Meeting of Stockholders. Neither person received sufficient votes to be elected as directors.

     The Company is involved in a variety of litigation matters which, for the most part, arise out of residential developments in which the Company provided construction financing pre-1994. Most of these lawsuits either allege construction defects or allege improper servicing of the loan. In the opinion of management, none of these cases will have a material adverse effect on the Bank's or the Company's financial condition.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of stockholders during the last quarter of 1995.


ITEM 4A.  EXECUTIVE OFFICERS.

The executive officers of the Company are as follows:

    NAME            AGE  POSITION WITH THE COMPANY AND PRIOR BUSINESS EXPERIENCE
- -------------       ---  -------------------------------------------------------
Scott A. Braly      42        President and Chief Executive Officer of Hawthorne
                              Financial and Hawthorne Savings since July 1993.
                              Director of Citadel Holding Corporation and
                              Fidelity Federal Bank from April 1992 to July
                              1993.  President and Chief Executive Officer of
                              Valley Federal Savings and Loan Association from
                              April 1990 to April 1992. Chief Financial Officer of Valley Federal Savings and Loan Association from June 1989 to November 1990. Chief Financial
                              Officer of Bel-Air Savings from May 1985 to May
                              1989.

Norman A. Morales   35        Executive Vice President and Chief Financial
                              Officer of Hawthorne Financial and Hawthorne
                              Savings since February 1995.  Executive Vice
                              President and Chief Financial Officer of SC
                              Bancorp and Southern California Bank from July
                              1987 to January 1995.

James A. Sage       57        Senior Vice President, Corporate Secretary and
                              General Counsel of Hawthorne Financial and
                              Hawthorne Savings since August 1993.  Special
                              Litigation Consultant to Great Western Bank from
                              1991 to November 1993.  General Counsel of Great
                              Western Bank from 1982 to 1991.

             The above officers serve at the discretion of the Board of Directors.

                                 P A R T    II.


ITEM 5.      MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
             MATTERS.

             (a)  MARKET PRICES OF STOCK

             The common stock, par value $0.01 per share, of the Company is traded on the National Association of Securities Dealers Automated Quotation System-National Market System ("NASDAQ"). The following table sets forth the high and low sales prices as reported by the NASDAQ for the common stock of the Company for the periods indicated.

1995                          HIGH                     LOW
- --------------                -----                  --------
First quarter                 5 1/2                    4
Second quarter                5 1/4                    2 1/4
Third quarter                 3 3/4                    2 1/4
Fourth quarter                5 3/4                    3 3/4

1994                          HIGH                     LOW
- --------------               -------                  ------
First quarter                 10 1/2                   5 1/4
Second quarter                 6 1/2                   4
Third quarter                  8 1/4                   5 1/4
Fourth quarter                 7 1/2                   4 3/4

1993                          HIGH                     LOW
- --------------                ------                   ------
First quarter                 25 1/2                   14 1/2
Second quarter                18                       13 3/4
Third quarter                 19 1/2                   13 1/2
Fourth quarter                19                        8

     (b)  STOCKHOLDERS

     At the close of business on February 29, 1996, the Company had 2,599,275 shares of common stock outstanding and had 547 stockholders of record.

     (c)  PER SHARE CASH DIVIDENDS DATA

     The following table sets forth the dividends per share that the Company declared during the past three years and paid on the dates indicated. The Company has suspended indefinitely the payment of dividends on its common stock, effective the third quarter 1993. This action was taken in response to the current restriction on the Bank to pay dividends to the Company. The Bank, which is the sole source of funds with which to pay dividends to stockholders, is currently prohibited by the OTS from paying dividends because of its designation by the OTS as a "troubled institution" without prior regulatory approval. The Bank's current designation is based upon its high ratio of nonperforming assets, among other factors.

                                              DIVIDENDS PER SHARE
                                              -------------------
DATE                                   1995        1994        1993
- ----                                 ---------    --------    -------

February 1                             $   .00     $   .00     $  .25
May 1                                  $   .00     $   .00     $  .125
August 1                               $   .00     $   .00     $  .125
November 1                             $   .00     $   .00     $  .00



     See NOTE O of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS and REGULATIONS - SAVINGS AND LOAN HOLDING COMPANY REGULATIONS, with respect to restrictions on dividend payments.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected financial data presented on the following pages for, and as of the end of, each of the years in the five-year period ended December 31, 1995 are derived from the consolidated financial statements of the Company which have been audited by Deloitte & Touche LLP, independent certified public accountants. The consolidated financial statements as of December 31, 1995 and 1994 and for the three years in the period ended December 31, 1995 and the report thereon of Deloitte & Touche LLP are included elsewhere herein (dollars are in thousands, except per share amounts).

                                       AT OR FOR THE YEAR ENDED DECEMBER 31,
                                     ----------------------------------------------------------------------
                                        1995           1994           1993          1992            1991
BALANCE SHEET DATA
                                     ---------      ---------     ----------     ----------    -------------
Total assets                         $ 753,583      $ 743,793     $  881,641     $  991,308    $  1,037,271
Cash and investments                    76,808         61,979        108,899        140,216         118,632
Mortgage-backed securities                             57,395         28,891          5,397           6,363
Loans receivable, net                  617,328        537,020        623,450        765,420         847,169
Real estate owned, net                  37,905         62,613         72,234         29,922          28,532
Deposits                               698,008        649,382        829,809        909,657         897,963
Other borrowings                                       47,141                                        25,000
Stockholders' equity                    38,966         40,827         43,949         72,616          97,342
OPERATING DATA
Net interest margin                     16,508         19,128         22,106         32,819          38,466
Provision for estimated loan losses    (14,895)       (10,964)       (21,867)       (51,242)        (13,757)
Non-interest revenues                    1,718          1,973          3,295          3,631           2,398
Non-interest expenses                  (19,189)       (20,187)       (21,162)       (18,578)        (17,191)
Real estate operations, net             (1,586)        (1,291)       (26,684)       (12,828)         (2,307)
Net gain (loss) from disposition
  of deposits and premises                (117)         2,835         (4,066)
Net earnings (loss)                    (14,217)        (2,963)       (29,610)       (22,144)          8,546
Net earnings (loss) per share            (5.52)         (1.14)        (11.39)         (8.52)           3.29
YIELDS AND COSTS
At end of period  (1)
    Interest-earning assets               7.90%          6.97%          7.03%          7.88%           9.73%
    Interest-bearing liabilities          5.17%          4.40%          3.75%          4.33%           5.91%
For the period  (2)
    Interest-earning assets               7.88%          6.65%          6.51%          8.89%          10.91%
    Interest-bearing liabilities          5.00%          3.91%          4.12%          4.99%           7.03%
CAPITAL RATIOS
Tangible                                  5.80%          5.15%          4.61%          6.55%           8.51%
Core                                      5.80%          5.18%          4.61%          6.55%           8.51%
Risk-based                               10.27%          9.36%          8.18%         10.10%          13.28%
ASSET QUALITY DATA  (3)
Nonperforming assets, net ("NPAs")       55,751         94,542        152,691        139,428         132,311
NPAs to total assets                      7.40%         12.71%         17.32%         14.07%          12.76%
NPAs to net loans and properties          8.51%         15.70%         22.00%         10.10%           6.40%
RATIOS
Return on average assets                (1.96)%        (0.36)%        (3.09)%        (2.15)%           0.79%
Return on average stockholders' equity (47.57)%        (6.99)%       (50.80)%       (24.24)%           8.66%
Average stockholders' equity
  to average assets                      4.11 %         5.12 %         6.08 %         8.87 %           9.14%
Dividend payout ratio (4)                   N/A            N/A            N/A            N/A          30.40%

_______________________
     (1)  Contractual, exclusive of deferred fees.
     (2)  Effective, inclusive of deferred fees.
     (3) NPAs include loans delinquent one or more payments, performing loans placed on nonaccrual status (collectively, "nonaccrual loans") and properties acquired through foreclosure, net of applicable writedowns and reserves.
     (4) Cash dividends of $0.50, $1.00 and $1.00 per share were paid in 1993, 1992 and 1991, respectively.
                                       24

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OPERATING RESULTS

OVERVIEW

    The Company reported a net loss of $14.2 million for 1995, or $5.52 per share, compared with a net loss of $3.0 million, or $1.14 per share, in 1994. The Company reported a net loss of $29.6 million, or $11.39 per share, for 1993, which marked the Company's first year operating under new management. The net losses for each of these three years were the result of provisions to increase loan and property loss reserves, including provisions of $20.0 million in 1995, $5.3 million in 1994, and $29.4 million in 1993. With the recapitalization of the Company in December 1995, and the Company's concurrent contribution of $19 million in qualifying Tier 1 capital into the Bank, the Bank had core and risk-based capital ratios of 5.80% and 10.27%, respectively, at December 31, 1995.


    The Company's core operating results (defined for this purpose as pretax results exclusive of loan loss provisions and net revenues or costs generated from real estate operations, securities sales and dispositions of facilities) declined in 1995 as compared with the previous two years. For 1995, the Company had a core operating loss of $1.0 million, as compared with core earnings of $0.9 million in 1994 and $4.2 million in 1993. These results reflect (1) a decline of about 30% in the size of the Company's balance sheet since 1992, and a related decline in the average balance of interest-earning assets for each of the three years ended December 31, 1995, accomplished in order to maximize the Bank's capital ratios during the period of significant credit losses, (2) a much smaller decline in non-interest expenses, attributable to the Company's need to substantially bolster its senior and middle management and to establish the resources necessary to manage the Company's portfolio of troubled assets, (3) the generally low yields associated with the Bank's pre-1994 loan portfolio, a majority of which is priced at margins of less than 2.50% over the 11th DCOFI, and (4) the magnitude of the Bank's non-earning assets relative to the Bank's total assets. Notwithstanding the full-year results for 1995, the Company's core operating results improved during the latter half of the year, principally because the volume and yields associated with the Bank's new financing activities began to produce margins well in excess of those contributed by the Bank's pre-1994 assets, and because of the continuing decline in the Bank's nonperforming assets.

    During the three-year period ended December 31, 1995, the Bank's nonperforming assets declined markedly, to $56 million (7.4% of total assets) at year-end 1995, as compared with $95 million (12.7% of total assets) and $153 million (17.3% of total assets) at December 31, 1994 and 1993, respectively. Total reserves stood at $30.9 million at December 31, 1995, of which $12.9 million were general valuation reserves ("GVAs") principally associated with performing loans. In October 1995, the OTS issued a Letter Directive to the Bank, which requires that GVAs be maintained at an aggregate level of not less than $12.5 million. At December 31, 1995, the Bank was in compliance with the Letter Directive. The decline in total reserves during the three-year period ended December 31, 1995 resulted from charge-offs of previously established reserves upon the foreclosure and subsequent liquidation of the Bank's collateral. Though management believes that it has established loss reserves consistent with a reasonable expectation of future losses on loans and properties, the Bank's asset quality remains poor by comparison to its peers.

    Total assets at December 31, 1995, were $754 million, a slight increase from the Company's asset total of $744 million at December 31, 1994, but down from their peak in 1991 of $1.1 billion. The Bank's continuing efforts to expand its core retail deposit base have generated positive results despite a year of uncertainty about the Company and Bank's financial condition and negative publicity surrounding the regulatory requirements imposed on the Bank by the OTS. Total deposits at year end 1995 were $698 million, serviced out of 9 retail savings branches, as compared to $649 million at year end 1994, which were supported from 10 branch offices.

INTEREST MARGIN

    The Company's interest margin, or the difference between the yield earned on loans and investment securities and the cost of deposits and borrowings, is affected by several factors, including (1) the level of, and the relationship between, the dollar amount of interest-earning assets and interest-bearing liabilities, (2) the relationship between repricing or maturity of the Company's adjustable-rate and fixed loans and short-term investment securities and its deposits and borrowings, and (3) the magnitude of the Company's nonperforming assets.

    The table below sets forth the Company's average balance sheet, and the related effective yields and costs on average interest-earning assets and interest-bearing liabilities, for each of the three years ended December 31, 1995 (dollars are in thousands). In the table, interest revenues are net of interest associated with nonaccrual loans.

                                                    1995                          1994                            1993
                                       -----------------------------  ----------------------------    ---------------------------
                                        AVERAGE   REVENUES/  YIELD/   AVERAGE   REVENUES/   YIELD/    AVERAGE    REVENUES/ YIELD/
                                        BALANCE     COSTS     COST    BALANCE     COSTS      COST     BALANCE      COSTS    COST
                                       --------- ----------  -------  --------  ---------   ------    -------    --------- ------
ASSETS
Interest-earning assets
  Loans                                $ 563,391  $ 45,386    8.06%  $ 602,598   $ 42,085    6.98%   $ 756,023    $ 52,625  6.96%
  Investments and other securities        34,920     2,399    6.87%     97,442      4,523    4.64%     137,571       5,474  3.98%
  Mortgage-backed securities              48,522     3,209    6.61%     45,810      2,963    6.47%       8,947         699  7.81%
                                       ---------  --------           ---------   --------            ---------    --------
    Total interest-earning assets      $ 646,833  $ 50,994    7.88%  $ 745,850   $ 49,571    6.65%   $ 902,541    $ 58,798  6.51%
                                       ---------  --------    -----  ---------   --------    -----   ---------    --------  -----

Noninterest-earning assets                80,139                        81,336                          55,211
                                       ---------                     ---------                       ---------

Total assets                           $ 726,972                     $ 827,186                       $ 957,752
                                       ---------                     ---------                       ---------
                                       ---------                     ---------                       ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
  Deposits                             $ 677,606    33,593    4.96%    763,302     29,694    3.89%   $ 887,887      36,562  4.12%
  Borrowings                              12,484       893    7.15%     14,333        749    5.23%       3,123         130  4.16%
                                       ---------  --------           ---------   --------            ---------    --------
    Total interest-bearing liabilities   690,090    34,486    5.00%    777,635     30,443    3.91%     891,010      36,692  4.12%
                                       ---------  --------    -----  ---------   --------    -----   ---------    --------  -----

Other liabilities                          6,997                         7,163                           8,459
Stockholders' equity                      29,885                        42,388                          58,283
                                       ---------                     ---------                       ---------
Total liabilities & stockholders'
equity                                 $ 726,972                     $ 827,186                       $ 957,752
                                       ---------                     ---------                       ---------
                                       ---------                     ---------                       ---------
Net interest margin ($)                           $ 16,508                       $ 19,128                         $ 22,106
                                                  --------                       --------                         --------
                                                  --------                       --------                         --------
Net interest margin (%)                                       2.55%                          2.56%                          2.45%
                                                              -----                          -----                          -----
                                                              -----                          -----                          -----

    The table below summarizes the components of the changes in the Company's interest revenues and costs for 1995 and 1994, as compared with the preceding year (dollars are in thousands).

                                          YEARS ENDED DECEMBER 31,                        YEARS ENDED DECEMBER 31,
                                                1995 AND 1994                                   1994 AND 1993
                                             INCREASE (DECREASE)                             INCREASE (DECREASE)
                                              DUE TO CHANGE IN                                 DUE TO CHANGE IN
                              ----------------------------------------------   ------------------------------------------------
                                                       RATE AND         NET                              RATE AND       NET
                                VOLUME         RATE   VOLUME (1)      CHANGE     VOLUME        RATE     VOLUME (1)     CHANGE
                              ---------      -------  ----------    ---------  ----------    ---------  ----------   ----------
INTEREST REVENUES
Loans  (2)                    $ (2,738)      $ 6,459   $   (420)    $  3,301   $ (10,680)    $    175    $    (35)   $ (10,540)
Investment securities           (2,902)        2,171     (1,393)      (2,124)     (1,597)         912        (266)        (951)
Mortgage-backed securities         175            67          4          246       2,880         (120)       (496)        2,264
                               --------      -------   ---------    ---------  ----------    ---------   ---------   ----------

                                (5,465)        8,697     (1,809)       1,423      (9,397)         967        (797)      (9,227)
                               --------      -------   ---------    ---------  ----------    ---------   ---------   ----------
INTEREST COSTS
Deposits                        (3,334)        8,147       (914)       3,899      (5,130)      (2,022)        283       (6,868)
Borrowings                         (97)          276        (35)         144         343           76         200          619
                               --------      -------   ---------    ---------  ----------    ---------   ---------   ----------

                                (3,431)        8,423       (949)       4,043      (4,787)      (1,946)        483       (6,249)
                               --------      -------   ---------    ---------  ----------    ---------   ---------   ----------

NET MARGIN                    $ (2,034)      $   274   $   (860)    $ (2,620)  $  (4,610)    $  2,913    $ (1,280)   $  (2,978)
                               --------      -------   ---------    ---------  ----------    ---------   ---------   ----------
                               --------      -------   ---------    ---------  ----------    ---------   ---------   ----------

- ----------------
    (1)  Calculated by multiplying change in rate by change in volume.
    (2)  Interest on loans is net of interest on nonaccrual loans.

     The Bank's gross interest margin, expressed as a percentage of interest-earning assets, has leveled off over the past year. This pattern reverses the compression effect on the net interest margin experienced during 1994 as market interest rates increased more rapidly than the rates on the Bank's adjustable-rate mortgage portfolio. The Company's deposits generally have maturities of less than one year, with an average maturity of approximately seven months. Accordingly, a majority of the Company's deposits repriced during 1994 and in early 1995 at interest rates reflective of the rise in market interest rates, in particular short-term interest rates. Conversely, approximately 65% of the Company's interest-earning assets are adjustable-rate loans and priced at a margin over the 11th DCOFI. The 11th DCOFI had declined from 4.36% in January 1993 to a low of 3.63% in March 1994, before rising again to 5.06% in December 1995. Changes in the 11th DCOFI have historically lagged the repricing of institutions' liabilities (principally deposits), which is the pattern presently observable. In addition, most of the Company's adjustable-rate loans reprice semi-annually or annually, exacerbating the lack of repricing symmetry with respect to the Company's interest-earning assets and interest-bearing liabilities.


    As described elsewhere herein, the Bank commenced operation of several new financing businesses early in 1995, each targeted on a narrow segment of the real estate finance markets in Southern California and designed to produce meaningful new loan volume with yields substantially higher than the Bank's pre-1994 loan portfolio while maintaining the Bank's established credit quality standards. During 1995, the Bank originated nearly $200 million of new permanent loans and construction commitments with a weighted average yield (excluding loan fees) of 9.93%. At December 31, 1995, $182.3 million of gross loan principal (including gross loan commitments) and $167.4 million of net loan principal (after deducting undisbursed loans funds) was outstanding, with a weighted average yield (excluding loan fees) of 9.45% and 9.53%, respectively. Most of the loans originated during 1995 are adjustable-rate and utilize a variety of indices, including the 11th DCOFI, the Prime Rate and the One-Year Constant Maturity Treasury Index. This portfolio, which represented 28% of the Bank's gross loans at year-end 1995, is expected to be substantially accretive to the Bank's interest margin in 1996 and beyond to the extent the loans remain outstanding and continue to perform in accordance with their terms.

PROVISIONS FOR POSSIBLE CREDIT LOSSES ON LOANS

    For the three years ended December 31, 1995, the Bank recorded aggregate loan loss provisions of $30.9 million. Including provisions to increase loss reserves associated with foreclosed properties, aggregate loss provisions for the three-year period totaled $54.7 million. The Bank also recorded, at the direction of the OTS, loss provisions for loans and properties of $54.6 million during the year ended December 31, 1992. At December 31, 1995, the Bank maintained total reserves of $30.9 million, of which $12.9 million were GVAs. In October 1995, the OTS issued a Letter Directive to the Bank, which requires that the Bank maintain a total GVAs of not less than $12.5 million. The Bank was in compliance with the Letter Directive at the end of 1995.

    The table below details the Company's non-interest revenues for the years ended December 31 (dollars are in thousands).

                                      1995           1994           1993
                                    --------       --------       --------

Other loan and escrow fees           $   515        $   691        $ 1,356
Deposit account fees                     582            560            628
Other revenues                           621            722          1,311
                                    --------       --------       --------

                                     $ 1,718        $ 1,973        $ 3,295
                                    --------       --------       --------
                                    --------       --------       --------

    In late 1993, the Company substantially terminated its new loan origination and escrow activities. The Company did not commence originating new loans again until the last half of 1994, and then did so only moderately until the second quarter of 1995, when its new financing activities began to produce significant volumes. Accordingly, new loan volume declined to $49 million in 1993 and $45 million in 1994 before increasing to $197 million in 1995. During the 1994 first quarter, the Company received, and recorded as revenue, payments of $0.3 million from the Resolution Trust Corporation resulting from a rent subsidy agreement entered into as part of a branch office purchase by the Company in the mid-1980's. During 1993, the Company recovered, and recorded as revenue, $0.6 million associated with a 1991 transaction involving the misapplication of wired funds by a customer. Also during 1993, the Company received $0.2 million of insurance proceeds as reimbursement for losses resulting from an employee embezzlement in 1991.

OPERATING COSTS

    The table below details the Company's operating costs for the years ended December 31 (dollars are in thousands).


                                      1995           1994           1993
                                    --------       --------       --------

Employee                            $  9,894       $  8,806       $  9,023
Occupancy                              2,841          2,780          2,591
Operating                              2,893          4,560          4,422
Professional                           1,299          1,468          2,087
SAIF insurance premium
and OTS assessment                     2,213          2,557          2,604
Goodwill amortization                     49             16            435
                                    --------       --------       --------

                                    $ 19,189       $ 20,187       $ 21,162
                                    --------       --------       --------
                                    --------       --------       --------

    For all three years, the preceding table excludes the direct operating costs associated with the Company's foreclosed property management and disposition activities, which consist principally of employee compensation and outside legal costs. Such amounts totaled $1.2 million, $3.7 million and $1.0 million during 1995, 1994 and 1993, respectively, and are included with Real Estate Operations. See REAL ESTATE OPERATIONS.

EMPLOYEE COSTS

    Since June 1993, the Company has hired, and currently retains the service of, a full complement of senior and middle managers to effect the Company's strategic and operational initiatives, including management and staff which have responsibility for the Bank's financing activities, retail banking operations and corporate staff and administrative functions. Management also substantially restructured the Bank's retail branch network, reducing from 21 to 9 the number of branch offices operated by the Company. These actions, largely accomplished by late 1994, have reduced the number of employees from 210 in June 1993 to 181 at December 31, 1995, and increased the Company's base compensation from an annualized rate of $5.8 million in June 1993 to $7.5 million at the end of 1995. During 1994, management initiated a Bank-wide incentive compensation program for all employees. Under this program, cash bonuses could be, and were, earned for achievement of the Bank's principal strategic and recurring operating initiatives. For each of the three years ended December 31, 1995, cash incentive compensation totaled $1.7 million, $1.2 million and $0.5 million, respectively.

    During 1994, the Company restructured its employee benefit programs to provide for comparable or improved coverage to employees at reduced costs and to require certain employees (based upon salary level) to pay all or a portion of the premium cost of Company-sponsored programs. During 1994, the Company froze benefits associated with its defined benefit pension plan and ceased contributions to the Company's Employee Stock Ownership Plan.

OCCUPANCY COSTS

    Since mid-1993, the Company has (1) sold the deposits previously serviced by 12 branch banking offices and in connection therewith sold or terminated the lease obligations associated with 11 facilities (the Bank retains the lease obligation with respect to one facility), (2) consolidated its non-branch employees into a single leased facility, purchasing the leasehold improvements and furnishings, (3) sold its two previously owned facilities, and (4) substantially renovated its remaining branch facilities. The effect of these initiatives has been to increase annual occupancy costs by about 10% since 1993.

OPERATING COSTS

    Operating costs include (1) data processing service charges from outside vendors, (2) premiums for corporate liability insurance, (3) the cost of corporate telecommunications and supplies, (4) the cost of advertising and promotion, and (5) transaction service charges from outside vendors. Premiums for directors and officers liability insurance and fidelity bond insurance premiums rose significantly during 1994 and remained at those levels for 1995, as compared with prior periods, because of the deterioration in the Company's financial condition and an increase in the amount of coverage obtained. Other operating costs have decreased significantly since mid-1994, principally because of the substantial decrease in the scope of the Bank's operations (see OCCUPANCY COSTS) and continued efficiencies gained in the operation of the Bank's remaining facilities, supplies acquisition and data processing services. In addition, the Company incurred approximately $0.7 million of nonrecurring costs during 1994 associated with a detailed review of the Bank's loan files and the loss from an employee defalcation.

PROFESSIONAL COSTS

    Professional fees are paid to outside lawyers, who represent the Company in a variety of legal matters, the Company's independent accountants, and to various other vendors that provide employee search and miscellaneous consulting services to the Company. Since 1992, the Company has incurred very high legal costs due to the magnitude of its foreclosure and related actions against borrowers. A portion of these costs ($0.3 million, $1.3 million and $0.6 million for each of the three years ended December 31, 1995) are included in Real Estate Operations, to the extent they directly pertain to the resolution of foreclosed properties. During 1993, the Company retained a law firm to assist management in reviewing all of the Company's then largest and most troubled lending transactions, and certain interrelationships among the reviewed borrower group. The cost of this review approximated $0.4 million. Also during 1993, the Company paid $0.2 million to settle litigation arising from a failed residential construction development.

SAIF PREMIUMS

    The Bank pays premiums to the SAIF based upon the dollar amount of deposits it holds and the assessment rate charged by the FDIC, which is based upon the Bank's financial condition, its capital ratios and the rating it receives in connection with annual regulatory examinations by the OTS. Because of the Bank's poor financial condition during the past three years, the assessment rate charged by the FDIC has increased from $0.26 per $100 of deposits in 1993 to $0.31 per $100 of deposits in 1994 and 1995. The increase in assessment rate has only been partially offset by a decline in the dollar amount of deposits held by the Bank during the last three years.

REAL ESTATE OPERATIONS

    The table below details the revenues and costs associated with the Company's foreclosed properties for the years ended December 31 (dollars are in thousands).

                                                 1995        1994         1993
                                            ---------   ---------     --------

EXPENSES ASSOCIATED WITH REAL ESTATE OWNED
Operating costs
  Employee                                  $   (749)   $ (2,028)        (367)
  Operating                                     (121)       (347)
  Professional                                  (280)     (1,349)        (591)
                                            ---------   ---------   ----------

                                              (1,150)     (3,724)        (958)

Holding costs
  Property taxes                                 (35)     (1,965)      (5,911)
  Repairs, maintenance and renovation           (555)       (361)      (1,502)
  Insurance                                     (132)       (329)        (233)
                                            ---------   ---------   ----------

                                              (1,872)     (6,379)      (8,604)

NET RECOVERIES FROM SALE OF PROPERTIES         2,547       2,980          330

RENTAL INCOME, NET                             2,839       2,108          252

PROVISION FOR ESTIMATED LOSSES ON
  REAL ESTATE OWNED                           (5,100)                 (18,662)
                                            ---------   ---------   ----------

                                            $ (1,586)   $ (1,291)   $ (26,684)
                                            ---------   ---------   ----------
                                            ---------   ---------   ----------

    Commencing in late 1993 and continuing through 1995, the Company established and staffed a separate group to direct the Company's property management, construction, property disposal and restructuring operations. The costs included in the table above (and, therefore, excluded from operating costs (see OPERATING COSTS)), include employee compensation, benefits, and outside legal fees directly attributable to the assets under management by this group.

    Commencing in early 1995, several individuals have been transferred from their previous asset management responsibilities to the Bank's new business groups, in response to management's launching of these businesses and the continuing reduction in the volume of foreclosed properties under management. Also as a result of the shrinkage in the Bank's portfolio of foreclosed properties and the largely successful resolution of matters emanating from the initial wave of foreclosures in 1993 and 1994, the legal costs associated with the Bank's real estate operations have declined substantially, and now consist principally of recurring matters such as receiverships and bankruptcy actions by borrowers.

    The decline in holding costs associated with foreclosed properties generally mirrors the decline in the Bank's property portfolio since mid-1993. The large expenditures for property taxes during 1993 and 1994 were attributable to the volume of foreclosures during this period and the significant amounts of delinquent property taxes attached to these properties. Beginning in early 1995, the Bank began to advance delinquent property taxes prior to foreclosure of the Bank's collateral, in order to reduce the penalties associated with nonpayment, the cost of which is generally reflected in the Bank's credit loss reserves. With respect to foreclosed apartment buildings, which constituted approximately 42% of the Bank's property portfolio at year end 1995, all holding costs, including property taxes and depreciation, are included with rental operations. With respect to foreclosed construction developments, which constituted 29% of the Bank's property portfolio at year end 1995, all holding costs, including property taxes, are included in the basis of the Bank's investment. During the first half of 1995, the Bank depreciated the improvements associated with its portfolio of foreclosed apartment buildings, on the theory that management then expected to hold and operate this portfolio indefinitely into the future. In mid-1995, management decided to market much of this portfolio for sale and, accordingly, ceased depreciating the accumulated improvements.

    Net revenues from owned properties principally include the net operating income (collected rental revenues less operating expenses and certain renovation costs) from foreclosed apartment buildings or receipt, following foreclosure, of similar funds held by receivers during the period the original loan was in default.

    During the third quarter of 1995, a provision for estimated losses on foreclosed real estate in the amount of $5.1 million was recorded. This provision related to construction-related problems associated with two foreclosed residential developments and the need to increase specific valuation allowances. These developments represent the last two projects the Company has yet to complete.


FINANCIAL CONDITION, CAPITAL RESOURCES & LIQUIDITY AND ASSET QUALITY

    The table below sets forth the Company's consolidated assets, liabilities and stockholders' equity and the percentage distribution of these items at the dates indicated (dollars are in thousands).


                                                                                  DECEMBER 31,
                                              ----------------------------------------------------------------------------------
                                                        1995                          1994                          1993
                                              -----------------------       -----------------------      ------------------------
                                               BALANCE        PERCENT        BALANCE        PERCENT       BALANCE         PERCENT
                                              --------        -------       --------        -------      ---------        -------

ASSETS
Cash and cash equivalents                     $ 14,015           1.9%       $ 18,063           2.4%      $  42,901           4.9%
Investment securities-held to maturity                                        30,190           4.1%         52,425           5.9%
Investment securities-available for sale        62,793           8.3%         13,726           1.8%         13,573           1.6%
Mortgage-backed securities                                                    57,395           7.7%         28,891           3.3%
Loans receivable, net                          617,328          81.9%        537,020          72.2%        623,450          70.7%
Real estate owned                               37,905           5.0%         62,613           8.4%         72,234           8.2%
Other assets (1)                                21,542           2.9%         22,156           3.0%         29,613           3.4%
Income tax refund receivable                                                   2,630           0.4%         18,554           2.0%
                                              --------        -------       --------        -------      ---------        -------

Total assets                                  $753,583         100.0%       $743,793         100.0%      $ 881,641         100.0%
                                              --------        -------       --------        -------      ---------        -------
                                              --------        -------       --------        -------      ---------        -------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                    $698,008          92.6%       $649,382          87.3%      $ 829,809          94.1%
  Short-term borrowings                                                       47,141           6.3%
  Accounts payable and other liabilities         4,603           0.6%          6,443           0.9%          7,883           0.9%
  Senior debt                                   12,006           1.6%
                                              --------        -------       --------        -------      ---------        -------
                                               714,617          94.8%        702,966          94.5%        837,692          95.0%
Stockholders' equity                            38,966           5.2%         40,827           5.5%         43,949           5.0%
                                              --------        -------       --------        -------      ---------        -------

Total liabilities and stockholders' equity    $753,583         100.0%       $743,793         100.0%      $ 881,641         100.0%
                                              --------        -------       --------        -------      ---------        -------
                                              --------        -------       --------        -------      ---------        -------

- ----------------
    (1)  Includes fixed assets, accrued receivable and other assets.

    The table below summarizes the principal cash flows which gave rise to the change in the size of the Company's balance sheet during the past three years (dollars are in thousands).


                                             DECEMBER 31,
                                   --------------------------------
                                      1995       1994       1993    COMBINED
                                   ---------   --------   --------  ---------

BEGINNING CASH AND EQUIVALENTS     $ 18,063   $ 42,901    $ 44,334   $ 44,334

ASSET CASH FLOWS
Net cash flows attributable to
  Foreclosed properties (1) (2)      26,231     54,344      22,112    102,687
  Securities (3)                     36,935     (6,742)      9,081     39,274
  Sales of loans                     19,282                            19,282
  Loan principal payments and
  payoffs                            46,408     67,080      97,789    211,277
  Cash flows from other assets (4)    3,613     23,854      (6,428)    21,039
                                   ---------   --------    --------  ---------
                                    132,469    138,536     122,554    393,559

New loans, net of undisbursed
funds (2)                          (165,006)   (27,769)    (46,713)  (239,488)
                                   ---------   --------    --------  ---------

Net asset cash flows                (32,537)   110,767      75,841    154,071
                                   ---------   --------    --------  ---------

LIABILITY CASH FLOWS
Deposits
  Net sales of deposits             (17,072)  (183,260)              (200,332)
  Other changes, net                 65,698      6,107     (79,848)    (8,043)
Net short-term borrowings           (47,141)    47,141
Cash flows from other
liabilities                          (1,475)    (1,687)     (1,152)    (4,314)
                                   ---------   --------    --------  ---------
Net liability cash flows                 10   (131,699)    (81,000)  (212,689)
                                   ---------   --------    --------  ---------

EQUITY CASH FLOWS
Net proceeds from capital
offering                             24,663                            24,663
Cash flows from operations            3,816     (3,906)      3,726      3,636
                                   ---------   --------    --------  ---------
Net equity cash flows                28,479     (3,906)      3,726     28,299
                                   ---------   --------    --------  ---------

Total liability and equity
cash flows                           28,489   (135,605)    (77,274)  (184,390)
                                   ---------   --------    --------  ---------

NET CASH FLOWS                       (4,048)   (24,838)     (1,433)   (30,319)
                                   ---------   --------    --------  ---------

ENDING CASH AND EQUIVALENTS        $ 14,015   $ 18,063    $ 42,901   $ 14,015
                                   ---------   --------    --------  ---------
                                   ---------   --------    --------  ---------


- ----------------
    (1) Proceeds from sales of properties, less post-foreclosure capitalized costs.
    (2) New loan cash flows and the net proceeds from sales of properties exclude the financed portion of property sales where the Bank financed the sale. For the three years ended December 31, 1995, the Bank provided $15.8 million, $13.5 million and $11.7 million, respectively, of financing in connection with sales of foreclosed properties, which amounts principally related to sales of apartment buildings.
    (3)  Includes sales and purchases of investment securities.
    (4) Includes fixed assets, FHLB stock, income tax receivable and other assets.

TOTAL ASSETS

    Total assets increased by $9.8 million from year end 1994 to year end 1995. This increase was primarily due to a net increase in loans receivable of $80.3 million, and was partially offset by decreases in investment securities and real estate owned of $38.5 million and $24.7 million, respectively.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of cash on hand, deposits at correspondent banks and Federal funds sold. The Company maintains balances at correspondent banks and the FHLB to cover daily inclearings, wire activities and other charges. Cash and cash equivalents at year end 1995 were $14.0 million, a decrease from $18.1 million at year end 1994. The Company follows a practice of investing essentially all of its excess funds at fiscal quarter end in U.S. Treasury bills for purposes of increasing its risk-based capital ratio, which is affected by the composition of certain risk-weighted assets.

INVESTMENT SECURITIES

    Investment securities consist of securities classified as held-to-maturity and available-for-sale, and mortgage-backed securities. Investment securities decreased by $38.5 million from year end 1994 to year end 1995. At year end 1994, the Company had $101.3 million in investment securities, of which $13.7 million were classified as available-for-sale. During 1995, management initiated tactical measures to reduce the interest rate risk exposure inherent in the balance sheet. Those measures included the liquidation of certain fixed rate assets, both loans and investment securities, in the first and second quarters of 1995. In December 1995, the Company, consistent with guidance issued in November 1995 by the FASB, reclassified all of its mortgage-backed securities from held-to-maturity to available-for-sale. These securities were then liquidated prior to year end. All securities held in portfolio as of year end 1994 were converted to cash during 1995 by amortization of principal on mortgage-backed securities or by liquidation. These cash proceeds were partially utilized to fund loan growth, and when available, reinvested in short-term Fed funds or U.S. Treasury obligations. See NOTES C, D, and E of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

LOAN PORTFOLIO

    The Bank principally invests the proceeds generated from customer accounts in mortgage loans secured by residential and, to a much lesser extent, non-residential real estate. This section sets forth the composition of the Bank's loan portfolio for each of the past five years and highlights management's assessment of each of the Bank's individual loan portfolios.

    The two tables below set forth the composition of the Company's loan portfolio, and the percentage composition by type of security, delineated by the year of origination and in total, as of the dates indicated (dollars are in thousands).

                                              DECEMBER 31, 1995
                                   ---------------------------------------
                                    PRE-1994      POST-1993        TOTAL
                                   ---------      ---------      ---------

Single family (non-project)
  Estate                           $              $  53,324      $  53,324
  Other                              181,165         22,968        204,133
Loan concentrations                   70,748                        70,748
Multi-family
  2 to 4 units                        38,651          2,989         41,640
  5 or more units                    142,323         76,692        219,015
Commercial                             2,100         29,158         31,258
Land                                     791          2,838          3,629
Construction commitments                 196         30,541         30,737
Other                                  1,459                         1,459
                                   ---------      ---------      ---------
Gross Loans Receivable             $ 437,433      $ 218,510      $ 655,943
                                   ---------      ---------      ---------
                                   ---------      ---------      ---------

                                                                           DECEMBER 31,
                              ---------------------------------------------------------------------------------------------------
                                      1995                1994                1993                 1992                 1991
                              -------------------   -----------------   -----------------    -----------------  -----------------
                                BALANCE   PERCENT     BALANCE PERCENT     BALANCE PERCENT     BALANCE PERCENT     BALANCE PERCENT
                              ---------   -------    -------- -------    -------- -------    -------- -------    -------- -------

PERMANENT LOANS
Single family
  Non-project                 $ 257,457     39.2%   $ 254,856   44.7%   $ 294,583   43.2%   $ 450,555   53.4%   $ 418,558   46.2%
  Loan concentrations            70,748     10.8%      76,074   13.3%      85,807   12.6%
Multi-family
  2 to 4 units                   41,640      6.3%      44,390    7.8%      46,220    6.8%      50,193    6.0%      60,775    6.7%
  5 or more units               219,015     33.4%     172,641   30.3%     193,468   28.4%     207,024   24.6%     200,009   22.0%
                                                                                                                             0.0%
Commercial                       31,258      4.8%       7,757    1.4%       7,630    1.1%       3,332    0.4%       1,989    0.2%
Land                              5,579      0.9%       3,797    0.7%      22,179    3.3%      35,957    4.3%      19,845    2.2%
RESIDENTIAL CONSTRUCTION         28,787      4.4%       9,270    1.6%      29,528    4.3%      87,274   10.4%     198,650   21.9%
COMMERCIAL                                                                                      4,300    0.5%       3,500    0.4%
OTHER COLLATERALIZED LOANS        1,459      0.2%       1,654    0.3%       2,013    0.3%       3,235    0.4%       3,819    0.4%
                              ---------   -------    -------- -------    -------- -------    -------- -------    -------- -------
GROSS LOANS RECEIVABLE          655,943    100.0%     570,439  100.0%     681,428  100.0%     841,870  100.0%     907,145  100.0%
                                          -------             -------             -------             -------             -------
                                          -------             -------             -------             -------             -------

LESS
Participants' share              (2,219)               (3,072)             (3,098)             (4,250)             (5,535)
Undisbursed loan funds          (15,208)               (2,795)               (966)             (9,750)            (32,210)
Deferred loan fees and
  credits, net                   (5,996)               (6,091)             (7,285)             (9,484)            (10,189)
Allowance for estimated
  losses                        (15,192)              (21,461)            (46,629)            (52,966)            (12,042)
                             -----------            ----------          ----------          ----------          ----------

TOTAL LOANS RECEIVABLE        $ 617,328             $ 537,020           $ 623,450           $ 765,420           $ 847,169
                             -----------            ----------          ----------          ----------          ----------
                             -----------            ----------          ----------          ----------          ----------


SINGLE FAMILY (NON-PROJECT)

    The Company's single family loan portfolio is exclusively secured by single family homes located within the Company's Southern California lending markets, with a majority of the loan collateral being located within the South Bay region of Los Angeles County. Except as described below, the Company's single family loan portfolio has performed better than its other real estate-secured loans (e.g., loan concentrations, apartments, residential construction, and land). Similarly, the Company's recovery rate from the disposition of foreclosed homes has exceeded the recovery rates achieved from the disposition of other foreclosed real estate.

    Since the end of 1993, the principal balance of loans originated prior to 1994 has declined by $113.4 million, or 38%, as the result of foreclosures of the Bank's collateral, sales of loans and principal payments by borrowers. During 1994 and 1995, the Bank foreclosed on the collateral for 63 single family-secured loans, representing $17.5 million of loan principal. At December 31, 1995, the Bank owned 13 foreclosed homes and 48 loans, representing $11.0 million of loan principal, were one or more payments delinquent. During this two-year period, the Bank sold $19.2 million of loan principal and received principal payments of $76.7 million from borrowers.

    During 1994 and 1995, the Bank originated $76.3 million of loans secured by single family homes, of which $53.7 million were secured by very expensive homes (Estate loans) and the remainder were secured by more conventionally-priced homes.

    In 1993, management commenced regular reviews of the collateral securing its single family-secured loan portfolio, concentrating its efforts on larger-balance loans and loans that exhibited attributes suggesting potential problems, including delinquent property taxes, chronic late payments or delinquencies, and transfers of title by the borrower not submitted for approval to or approved by the Bank. Through December 31, 1995, one or more reviews had been performed on $76.1 million in principal amount of such loans (excluding loans originated during 1994 and 1995). These reviews form the basis for the classification of loans in this portfolio. See ASSET CLASSIFICATION.

    Management believes that the performance of the Company's pre-1994 single family loan portfolio will continue to mirror the general economic environment within its lending markets. However, management believes that the future default and foreclosure rates of this portfolio will continue to exceed that of its local competitors, principally because (1) of the Company's previous underwriting practices, (2) an unusually large percentage of the loans within this portfolio had their genesis as construction loans, and (3) a relatively large percentage of the portfolio is concentrated in non-owner occupied single family homes.

LOAN CONCENTRATIONS

         Prior to 1994, the Company made permanent loans, amortizing over, and maturing at the end of, thirty years, to a large number of purchasers of individual units from developers in for-sale housing developments with respect to which the Company financed construction. A majority of these permanent "takeout" loans were originated during the period 1988 through 1992 and were made on terms that fell outside the parameters normally associated with conforming or conventional single family home loans.

         Because most of these loans were made on favorable terms to foster sales of units in developments in which unit sales were sluggish, and because the current retail value of units in many developments has declined significantly when compared with the stated purchase price paid by the Bank's borrowers, the performance of this portfolio has been extremely poor.

         At its peak in early 1994, management had identified 63 separate loan concentrations, involving loan principal of $90.6 million and foreclosed inventory of $23.3 million. Approximately two-thirds of this aggregate investment was in 13 projects, with respect to which the Bank had provided the initial takeout loans for over 50% of the units in the project or had foreclosed upon more than 50% of the entire project prior to the sale of completed units. During 1994 and 1995, the Bank's aggregate investment in its portfolio of loan concentrations (loan principal plus foreclosed inventory before reserves) declined by approximately $36 million, or 31%, principally as the result of foreclosure of the Bank's collateral, sales of foreclosed units and the acceptance of discounted payments from borrowers on several loans. During
1994 and 1995, the Bank had foreclosed upon 112 units (including unsold units which secured the remaining construction loan), representing $20.2 million of loan principal. At December 31, 1995, the Bank owned 58 foreclosed units and 29 loans, representing $4.1 million of loan principal, were delinquent one or more payments. The Bank did not finance any sales of foreclosed units during 1994 and 1995.

         Management expects that the performance of this portfolio will continue to be quite poor, principally because the underlying risk factors which have given rise to the historically poor performance - poorly-qualified borrowers and significant declines in the value of the Bank's collateral - are not expected to change in the near-term.

APARTMENTS

         At December 31, 1995, the Company maintained a portfolio of loans secured by two or more units approximating $261 million, or 40% of gross loans receivable. This total includes loan principal of approximately $42 million that is secured by buildings with two, three or four units. Management estimates that over 50% of the Company's permanent apartment loan portfolio originated prior to 1994 and secured by five or more units had its genesis with construction financing provided by the Company to the original developer/borrower. Most of such properties were subsequently sold by the developer and the Company's loan was assumed and remains outstanding.

         Approximately 75% of the Company's apartment loan portfolio is located within its principal South Bay lending markets, with much of the remainder being concentrated in North San Diego County. All of the Company's apartment collateral is located in Southern California.

         Since the end of 1993, the principal balance of loans originated prior to 1994 has declined by $58.7 million, or 24%, as the result of foreclosures of the Bank's collateral and principal payments by borrowers. During 1994 and 1995, the Bank foreclosed on the collateral for 76 apartment-secured loans, representing $44.0 million of loan principal. At December 31, 1995, the Bank owned 53 foreclosed apartment buildings and 8 loans, representing $4.8 of loan principal, were one or more payments delinquent.

         In early 1994, management decided to staff a separate group within its asset management group to manage its growing portfolio of apartment buildings following foreclosure, with the intention of doing so indefinitely. Accordingly, the Bank did not generally market its portfolio of buildings following foreclosure until late 1995.

         During 1994 and 1995, the Bank originated $76.7 million of loans secured by apartment buildings with five or more units, of which $21.8 million was extended to purchasers of apartment buildings sold by the Bank during 1994 and 1995. Unlike the apartment collateral securing its pre-1994 originations, which was principally located in the South Bay region of Los Angeles County, had its genesis with construction financing provided by the Bank and was represented by buildings with less than 20 units, the Bank's new financings are generally secured by buildings with 50 or more units located throughout Southern California, and are owned by experienced operators of apartment buildings.

         In 1993, management commenced regular reviews of the collateral securing its apartment loan portfolio. Through December 31, 1995, one or more reviews had been performed on virtually all of the Bank's loan principal secured by buildings with 5 or more units and originated prior to 1994. These reviews form the basis for the classification of loans in this portfolio. See ASSET CLASSIFICATION.

         Management expects that the performance of the Bank's pre-1994 apartment-secured loan portfolio will continue to be uneven. This expectation derives from management's view that (1) the underlying economics of its collateral are not expected to improve materially in the near-term (i.e., rent levels are expected to remain static), (2) a large number of the Bank's borrowers are not experienced operators of apartment buildings and most lack the financial resources to compete effectively with better capitalized operators, and (3) the cash flows currently being generated by the Bank's collateral are either insufficient, or barely sufficient, to service the Bank's loan in an interest rate environment which is near cyclical lows.

RESIDENTIAL CONSTRUCTION

         As described elsewhere herein, the Bank's principal business through the early 1990's was to provide construction loans for tracts of for-sale housing in Southern California, principally in the South Bay area of Los Angeles County. Subsequent to mid-1993, the Bank foreclosed upon virtually all of the units securing construction loans made by the Bank during the years 1989 through 1991. At December 31, 1995, the Bank had no residential construction loans outstanding from this period.

         During 1995, the Bank originated a total of $32.3 million of commitments for the construction of individual homes ($25.5 million of commitments) and small tracts of for-sale housing ($6.8 million). This activity is managed by newly-hired professionals and the Bank's current customers include experienced developers, none of whom had previously done business with the Company. The Bank did not originate any construction loans during 1994.

LOAN MATURITIES

         The table below sets forth, by contractual maturity, the Company's real estate loan portfolio at December 31, 1995. The table is based on contractual loan maturities and does not consider amortization and prepayment of loan principal (dollars are in thousands).




                                                         MATURING IN
                                  -------------------------------------------------------
                                                  ONE YEAR       SIX YEARS                     TOTAL
                                  LESS THAN       THROUGH        THROUGH          OVER         LOANS
                                  ONE YEAR       FIVE YEARS     TEN YEARS      TEN YEARS    RECEIVABLE
                                  ---------       ----------     ---------      ---------    ----------
ORIGINATED PRIOR TO 1994
 PERMANENT LOANS
  Single family
    Non-project                   $     14         $    857     $   7,002      $ 173,292     $ 181,165
    Loan concentrations                824              192           429         69,303        70,748
  Multi-family
    Two to four units                  134              476         1,923         36,118        38,651
    Five or more units               1,058            3,055        20,948        117,262       142,323
  Commercial                                                          238          1,862         2,100
  Land                                 148                                           839           987
 RESIDENTIAL CONSTRUCTION
  SFR
  Tract Development
 OTHER COLLATERALIZED LOANS          1,439                6            14                        1,459
                                  ---------       ----------     ---------      ---------    ----------
                                     3,617            4,586        30,554        398,676       437,433
                                  ---------       ----------     ---------      ---------    ----------

ORIGINATED AFTER 1993
 PERMANENT LOANS
  Single family
    Non-project                        399           18,808        26,637         30,448        76,292
    Loan concentrations
  Multi-family
    Two to four units                                               1,315          1,674         2,989
    Five or more units                               16,803        59,889                       76,692
  Commercial                                         24,051           674          4,433        29,158
  Land                                 569            2,423                        1,600         4,592
 RESIDENTIAL CONSTRUCTION
  SFR                               19,040            2,947                                     21,987
  Tract Development                  2,000            4,800                                      6,800
                                  ---------       ----------     ---------      ---------    ----------
                                    22,008           69,832        88,515         38,155       218,510
                                  ---------       ----------     ---------      ---------    ----------
                                  $ 25,625         $ 74,418     $ 119,069      $ 436,831       655,943
                                  ---------       ----------     ---------      ---------
                                  ---------       ----------     ---------      ---------
LESS
Participants' share                                                                             (2,219)
Undisbursed funds                                                                              (15,208)
Deferred loan fees and credits, net                                                             (5,996)
Allowance for estimated losses                                                                 (15,192)
                                                                                             ---------
NET LOANS RECEIVABLE                                                                         $ 617,328
                                                                                             ---------
                                                                                             ---------

         The table below sets forth, by interest rate, the Company's fixed rate and interest-rate sensitive real estate loans at December 31, 1995. The table is based on contractual loan maturities and does not consider amortization and prepayment of loan principal (dollars are in thousands).


                                                        MATURING IN
                                  -------------------------------------------------------
                                                   ONE YEAR      SIX YEARS                      TOTAL
                                  LESS THAN        THROUGH        THROUGH          OVER         LOANS
                                   ONE YEAR       FIVE YEARS     TEN YEARS      TEN YEARS    RECEIVABLE
                                  ---------       ----------     ---------      ---------    ----------
FIXED INTEREST RATES              $  2,397       $   19,733     $  13,446      $ 128,304     $ 163,880
VARIABLE INTEREST RATES
    11th DCOFI                       2,605           25,011        81,924        306,757       416,297
    Prime Rate                      20,623           16,983                                     37,606
    1 year CMT                                       12,691        23,699                       36,390
    Other                                                                          1,770         1,770
                                  ---------       ----------     ---------      ---------    ----------
    Total variable interest rates   23,228           54,685       105,623        308,527       492,063
                                  ---------       ----------     ---------      ---------    ----------
TOTAL                             $ 25,625         $ 74,418     $ 119,069      $ 436,831       655,943
                                  ---------       ----------     ---------      ---------
                                  ---------       ----------     ---------      ---------
LESS
    Participants' share                                                                         (2,219)
    Undisbursed funds                                                                          (15,208)
    Deferred Loan fees and credits, net                                                         (5,996)
    Allowance for estimated losses                                                             (15,192)
                                                                                             ---------
NET LOANS RECEIVABLE                                                                         $ 617,328
                                                                                             ---------
                                                                                             ---------

         The table below sets forth average balance information concerning the Company's gross loan portfolio at December 31, 1995 (dollars are in thousands).

                                        PRINCIPAL         NUMBER       AVERAGE
                                         BALANCE         OF LOANS      PER LOAN
                                        ---------        --------      --------
ORIGINATED PRIOR TO 1994
    PERMANENT LOANS
        Single family
            Non-project                 $ 181,165          1,393        $  130
            Loan concentrations            70,748            421           168
        Multi-family
            2 to 4 units                   38,651            286           135
            5 or more units               142,323            282           505
        Commercial                          2,100              9           233
        Land                                  987              6           165
    CONSTRUCTION
    OTHER COLLATERALIZED LOANS              1,459             82            18
                                         ---------          -----
                                          437,433          2,479           176
                                         ---------          -----
ORIGINATED AFTER 1993
    PERMANENT LOANS
        Single family
            Non-project                    76,292            190           402
            Loan concentrations
        Multi-family
            2 to 4 units                    2,989             13           230
            5 or more units                76,692             71         1,080
        Commercial                         29,158             10         2,916
        Land                                4,592             14           328
    RESIDENTIAL CONSTRUCTION
        SFR                                21,987             36           611
        Tract                               6,800              2         3,400
                                         ---------          -----
                                          218,510            336           650
                                         ---------          -----
GROSS LOANS RECEIVABLE                  $ 655,943          2,815        $  233
                                         ---------          -----        ------
                                         ---------          -----        ------


RISK ASSETS

         For the purpose of the following discussion, "Risk Assets" are defined as (1) properties acquired through foreclosure, plus (2) loans delinquent one or more payments, plus (3) performing loans placed on nonaccrual status, plus (4) performing loans classified Loss, Doubtful and Substandard or designated Special Mention (pursuant to OTS regulations and guidelines), less (5) applicable writedowns and reserves.

         As described elsewhere herein, the Company was an active construction lender for many years. A majority of the construction loans made during the period 1987 through 1991 and which did not result in foreclosure of the Company's collateral were internally refinanced with new permanent loans. With respect to apartment buildings and individual single family homes, the Company generally converted the fully-disbursed construction loan into a permanent loan, amortizing over and due in thirty years. With respect to for-sale housing developments where the Company financed their construction, the Company typically made permanent loans to purchasers of individual units from the developer (loan concentrations). During this period, the Company also financed numerous other for-sale housing developments with respect to which it did not make any permanent loans following construction.

         Generally, the risk profile associated with the types of loans made prior to 1993 by the Company (i.e., construction loans, project concentration loans and apartment loans) is greater than for other types of mortgage finance, such as owner-occupied single family home loans acquired through purchase transactions. Further, many of the concentration loans were made on terms outside the parameters normally associated with conventional financing (including having loan-to-value ratios greater than 80%, below-market interest rates and subordinate financing provided by the developer). The recent and current character of the Company's asset quality is a function of both broad and market-specific economic factors, compounded by (1) the Company's underwriting standards during the years in which the Company's Risk Assets were originated, (2) prior management's aggressiveness in providing permanent financing to purchasers of individual units in Company-financed construction developments, and (3) the generally poor quality of, and internal inconsistencies within, the underlying loan documentation supporting individual transactions. See ITEM 1. NEW BUSINESS GENERATION for a discussion of the Company's lending activities subsequent to 1993.

         The table below summarizes the Company's investment in Risk Assets as of the dates indicated (dollars are in thousands).

                                                                    DECEMBER 31,
                                          ----------------------------------------------------------------
                                             1995          1994          1993          1992          1991
                                           --------      --------      --------      --------      --------
PROPERTIES                                $ 53,630      $ 99,119      $120,417      $ 45,095      $ 28,532
NONACCRUAL LOANS                            21,709        39,396       110,006        88,278        41,168
OTHER DELINQUENT LOANS                                                                74,194        75,990
Performing loans
  Classified Loss, Doubtful and
   Substandard                              57,026        64,664        61,630        42,487        16,544
  Designated Special Mention                54,852        80,556        71,593        28,759        30,798
                                          --------      --------      --------      --------      --------
GROSS RISK ASSETS                          187,217       283,735       363,646       278,813       193,032

LESS
Writedowns                                                (3,897)       (8,726)
Specific reserves                          (18,049)      (39,853)      (58,349)      (25,039)       (2,422)
General reserves                           (11,060)      (11,304)      (24,870)      (43,100)      (11,100)
                                          --------      --------      --------      --------       --------
NET RISK ASSETS                           $158,108      $228,681      $271,701      $210,674       $179,510
                                          --------      --------      --------      --------       --------
                                          --------      --------      --------      --------       --------
NET LOANS RECEIVABLE
  AND PROPERTIES                          $655,233      $599,633      $695,684      $795,342       $875,701
                                          --------      --------      --------      --------       --------
                                          --------      --------      --------      --------       --------
PERCENTAGE TO NET LOANS
  RECEIVABLE AND PROPERTIES                  24.1%         38.1%         39.1%         26.5%          20.5%
                                             -----         -----         -----         -----          -----
                                             -----         -----         -----         -----          -----

ASSET CLASSIFICATION

         OTS regulations require that savings institutions utilize an internal asset classification system as a means of reporting problem and potential problem assets for regulatory supervision purposes. The Company has incorporated the OTS' internal classifications as a part of its credit monitoring system. The Company currently designates its assets Pass, Special Mention, Substandard, Doubtful or Loss. A loan is considered in default of its terms and conditions upon the failure of a borrower to make a scheduled payment of principal and interest. The Company's internal asset classification policy requires that the Company's investment in foreclosed properties and nonaccrual loans be classified Substandard, Doubtful or Loss. A brief description of these categories follows.

         A Pass asset is considered of sufficient quality to preclude designation as Special Mention or an adverse classification. Pass assets generally are protected by the current net worth or paying capacity of the obligor or by the value of the asset or underlying collateral.

         An asset designated Special Mention does not currently expose an institution to a sufficient degree of risk to warrant an adverse classification. However, it does possess credit deficiencies or potential weaknesses deserving of management's close attention. If uncorrected, such weaknesses or deficiencies may expose the institution to an increased risk of loss in the future.

         An asset classified Substandard is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified have a well-defined weakness or weaknesses. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

         Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard. In addition, these weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable or improbable. The Company views the Doubtful classification as a temporary category. The Company will generally classify assets as Doubtful when inadequate data is available or when such uncertainty exists as to preclude a Substandard classification. Therefore, the Company will normally tend to have a minimal amount of assets classified in this category.

         Assets classified as Loss are considered uncollectible and of such little value that their continuance as assets without establishment of a specific reserve is not warranted. A Loss classification does not mean that an asset has absolutely no recovery or salvage value; rather it means that it is not practical or desirable to defer establishing a specific reserve for the asset even though partial recovery may be effected in the future. The Company will generally classify as Loss the portion of assets identified as exceeding the asset's fair market value, and a specific reserve is established for such excess.

         A "classified asset" is one that has been designated Substandard, Doubtful or Loss. All loans in default are categorized as classified assets. Classified assets do not include Special Mention or Pass assets. All of the foregoing standards require the application of considerable subjective judgment by the Company.

    The table below shows the Company's gross loan portfolio, by classification, as of December 31, 1995.

                                                                               CLASSIFIED LOANS
                                                                       ----------------------------
                                                       SPECIAL            SUB-
                                       PASS            MENTION          STANDARD        NONACCRUAL             TOTAL
                                 -----------        ----------        ----------       -----------        ----------
Single family
  Non-project                      $ 227,658           $11,640          $ 7,182            $10,977         $ 257,457
  Loan concentrations                 37,221            16,617           12,770              4,140            70,748
Multi-Family
  2-4 Units                           36,769             2,761            2,110                               41,640
  Five or more units                 159,374            20,314           34,483              4,844           219,015
Commercial                            29,138             2,007              113                               31,258
Land                                   1,950             1,513              368              1,748             5,579
Residential Construction
  SFR                                 21,987                                                                  21,987
  Tract Development                    6,800                                                                   6,800
Other collateralized loans             1,459                                                                   1,459
                                 -----------        ----------        ----------       -----------        ----------
Gross Loans Receivable             $ 522,356          $ 54,852          $ 57,026          $ 21,709         $ 655,943
                                 -----------        ----------        ----------       -----------        ----------
                                 -----------        ----------        ----------       -----------        ----------

NONACCRUAL LOANS

         The Company recognizes revenue principally on the accrual basis of accounting. In recording interest revenues from loans, the Company generally adheres to a policy of not accruing interest for loans where payment of principal and interest are delinquent for a period of 30 days or more. The Company's policy is to assign nonaccrual status to a loan where either (i) principal or interest payments are delinquent in excess of 30 days or (ii) the full collection of interest or principal becomes uncertain, regardless of the length of delinquency status. When a loan reaches "nonaccrual" status, any interest accrued thereon is reversed and charged against current period earnings. With respect to loans on nonaccrual status at December 31, 1995, the Company recognized $1.2 million of interest revenue and deferred recognition of $0.4 million of interest during 1995.

RESTRUCTURED LOANS

         Prior to September 1993, the Company's previous management followed a practice of aggressively modifying loans, based upon verbal or, in some cases written, requests from borrowers. Consistent with the orientation of the Company's past lending activities, a majority of modifications prior to mid-1993 were associated with acquisition and development loans. Many of these loans were modified in order to avoid borrower defaults or, in the case of loans already in default, to prolong the period prior to foreclosure. In many instances, a single loan, or groups of loans, were modified more than once. As illustrated in the table below, the modifications effected by the Company generally took the form of (1) reducing the interest rate of the loan to a market interest rate, (2) extending the maturity date of the loan, generally for acquisition and development loans, or (3) both.

         Commencing in September 1993, new management imposed new parameters to govern the future restructuring of the Company's loans. Generally, the Company requires a borrower to submit a written request outlining the borrower's proposal and to provide the Company with current financial and related information about the borrower and the Company's collateral. In making its evaluation, the Company considers whether the proposed modification would improve the Company's economic position relative to recovery of all or a substantial portion of its investment in the loan.

         In 1995, the Company recognized interest revenue of $1.71 million on troubled debt restructured loans. The Company would have recognized interest revenue of $1.93 million had the borrowers paid according to the original contractual terms on such loans.

         During 1994 and 1995, one or more terms of 47 loans, involving loan principal of $24.0 million outstanding at December 31, 1995, were modified as summarized below.

         - The remaining 30 performing loans within the Bank's largest loan concentration were modified during 1995, involving principal of $7.3 million, wherein the Bank agreed to forgive loan principal ratably over 24 months in an amount sufficient to equalize the amount of the Bank's loan and the current value of the Bank's collateral, and to provide the funds necessary to repay the then existing subordinate lienholder (who was the original seller of units in the project) at a fraction of the face amount of such liens. Through December 31, 1995, the Bank had forgiven $.3 million of loan principal, had provided $0.2 million of funds to satisfy all subordinate liens, and was obligated to forgive an additional $.3 million of loan principal. At December 31, 1995, 29 of the 30 restructured loans were performing and had performed without incident since their restructuring.

         - During 1994, the Bank modified the terms of one loan, involving principal of $2.2 million, to permit the borrower to convert rental units into condominiums. To facilitate the conversion, the Bank agreed to forebear on its contractual payments through the end of 1996, in exchange for receipt of a predetermined dollar amount from unit sales, and to subordinate its lien to a new first trust deed for $0.2 million. Through December 31, 1995, 14 units had been converted and sold, and the Bank's loan had been reduced to $1.7 million. The Bank has 16 other loans with this borrower, principally secured by apartment buildings, involving principal of $7.3 million. All of these loans were performing at December 31, 1995, and had performed without incident during the two years ended December 31, 1995.

         - During 1994 and 1995, the Bank modified the terms of three loans secured by apartment buildings, involving principal of $3.7 million, with different borrowers, wherein the Bank forgave a portion of the principal balance of its loans, in exchange for corresponding principal payments from the borrowers. In each instance, the interest rate on the loans was adjusted to levels approximating then market interest rates and payments were reamortized over 30 years. Each of these loans was performing at December 31, 1995, and had performed without incident since its restructuring.

         - During 1994 and 1995, the Bank advanced a total of approximately $0.5 million relating to 12 loans, involving principal of $9.8 million and different borrowers, for delinquent property taxes, renovation to the Bank's collateral and delinquent payments. Each of these loans was performing at December 31, 1995, and had performed without incident since its restructuring.

         - In 1995, the Bank agreed to accept reduced principal payments for a period of one year associated with one loan, involving principal of $1.5 million. The loan was made in connection with the sale by the Bank in 1994 of improved lots and the modified terms call for principal payments only to the extent of net proceeds generated from sales of individual lots during the restructuring period. Since the lots were sold and the loan was made, the borrower has made principal payments of $0.5 million and all scheduled interest payments. The loan was performing at December 31, 1995.

CREDIT LOSSES

    Credit losses are inherent in the business of originating and retaining real estate loans. The Company performs periodic reviews of any asset that has been identified as having potential excess credit risk. The Company maintains special departments with responsibility for resolving problem loans and selling properties. Valuation allowances for estimated potential future losses are established on a specific and general basis for loans and properties. Specific reserves for individual assets are determined by the excess of the Company's gross investment over the fair market value of the collateral or property. General reserves are provided for losses inherent in the loan and property portfolios which have yet to be specifically identified. General reserves are based upon management's judgment of a number of factors including historical loss experience on similar loan portfolios, composition of the loan and property portfolios, loan delinquency experience patterns, loan classifications, and prevailing and forecasted economic conditions.

    The table below sets forth the general and specific credit losses for the Company's loan and property portfolios as of December 31, 1995 (dollars are in thousands).

                                                     LOANS
                                      --------------------------------
                                       PERFORMING          IN DEFAULT         PROPERTIES             TOTAL
                                      -----------         ------------       ------------         -----------
AMOUNTS
Specific reserves                        $    666           $   2,760          $   14,623          $   18,049
General reserves                           10,662               1,104               1,102              12,868
                                       ----------         -----------        ------------         -----------
Total reserves for estimated losses      $ 11,328           $   3,864          $   15,725          $   30,917
                                       ----------         -----------        ------------         -----------
                                       ----------         -----------        ------------         -----------
PERCENTAGES
% of total reserves to gross investment      1.9%               17.8%               29.3%                4.5%
% of general reserves to gross investment    1.7%                5.1%                2.1%                1.9%


    The table below summarizes the activity in the Company's reserves for the periods indicated (dollars are in thousands).


                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                         ----------------------------------------------------------------------------------------
                                           1995                1994                1993                1992                1991
                                         --------           ---------          ----------           ---------           ---------
LOANS
Balance at beginning of period          $  21,461           $  46,629          $   52,966          $   10,813             $ 4,400
Provision for estimated losses             14,850               5,298              10,747              42,153               6,588
Transfer to property and other reserves   (14,342)            (29,577)            (16,842)
Charge-offs                                (6,777)               (889)               (170)
Recoveries                                                                            (72)                                   (175)
                                         --------           ---------          ----------           ---------           ---------
Balance at end of period                $  15,192           $  21,461          $   46,629          $   52,966            $ 10,813
                                         --------           ---------          ----------           ---------           ---------
                                         --------           ---------          ----------           ---------           ---------
PROPERTIES
Balance at beginning of period          $  32,609           $  39,457          $   15,173          $    2,709
Provision for estimated losses              5,100                                  18,662              12,464               2,709
Transfers from loan reserves               13,792              29,577              16,842
Charge-offs                               (35,776)            (36,425)            (10,953)
Recoveries                                                                           (267)
                                         --------           ---------          ----------           ---------           ---------
Balance at end of period                $  15,725           $  32,609          $   39,457          $   15,173             $ 2,709
                                         --------           ---------          ----------           ---------           ---------
                                         --------           ---------          ----------           ---------           ---------


    Because the Company's loan and property portfolios are not homogenous, but rather consist of discreet segments with different collateral and borrower risk characteristics, management separately measures reserve adequacy, and establishes and maintains reserves for credit losses, for each identifiable segment of its property and loan portfolios. The table and discussion below summarize credit loss reserves and the Company's approach to measuring credit risk for each of its property and loan portfolios (dollars are in thousands).

                                              DECEMBER 31, 1995
                               ---------------------------------------------
                                 LOANS        PROPERTIES             TOTAL
                              ---------      ------------        ----------
PERMANENT
 Single family residences
  Non-project                  $  1,866          $    787          $  2,653
  Loan concentrations             4,256             1,541             5,797
 Multi-family
  2 to 4 units                      530               574             1,104
  5 or more units                 7,828             4,806            12,634
 Commercial                         259               105               364
 Land                               361             2,043             2,404
CONSTRUCTION                         92             5,869             5,961
                              ---------      ------------        ----------
                               $ 15,192          $ 15,725          $ 30,917
                              ---------      ------------        ----------
                              ---------      ------------        ----------

SINGLE FAMILY

    For performing loans, general reserves are established based upon actual portfolio migration experience (i.e., the percentage of the portfolio which has defaulted and with respect to which the Bank's collateral has been foreclosed upon) and estimated loss content (i.e., the estimated collateral deficiency determined by reference to current market indicators of the properties' liquidation value). These factors are distinguished by the classification of the loan. For loans in default and for owned homes, general and specific reserves are established, or charge-offs recorded, based upon the current fair market value of the property, less selling and renovation costs, by reference to appraisals or other indicators of the properties' current value believed by management to be reliable, or the Bank's actual loss experience from selling foreclosed homes since 1993.

LOAN CONCENTRATIONS

    As described elsewhere herein, management has identified numerous loan concentrations involving takeout loans made by the Bank to facilitate sales within residential tract developments, the construction of which was financed by the Bank. For performing loans within a concentration, management establishes general reserves in an amount equal to the estimated collateral deficiency observable by reference to closed unit sales during the past two years (generally, sales of foreclosed units by the Bank) for the number of performing loans expected to default in the future and result in foreclosure of the Bank's collateral. For defaulted loans and foreclosed units, the Bank's actual sales experience during the past two years is utilized to establish specific reserves or to charge-off estimated losses.

APARTMENTS

    As described elsewhere herein, management has performed one or more asset reviews for virtually its entire pre-1994 apartment-secured loan portfolio (i.e., loans secured by buildings with five or more units). In addition, the Bank has foreclosed upon and sold (during 1995) a large number of buildings with the same characteristics (location, size, age, unit mix) as those of the Bank's remaining loan collateral. The estimated valuations derived from the foregoing are utilized to establish loss factors, by loan classification, which are coupled with the portfolio's migration experience to establish general reserves for performing loans. For loans in default and for owned buildings, specific reserves are established and, where appropriate, charge-offs are recorded, for the estimated loss expected from foreclosure (in the case of defaulted loans) and disposition of the building, by reference to the properties' cash flows and the application of current market investor return and financing factors, less transaction and renovation costs.

CONSTRUCTION

    At December 31, 1995, the Bank had investments in four foreclosed residential tract developments. Reserves had been established, or charge-offs had been recorded, through December 31, 1995 based upon revenues and costs to and at completion. With respect to two of these developments, construction was complete at the end of 1995 and most of the completed units had been sold. With respect to one development, construction was approximately 70% complete and approximately 60% of the total number of units in the project had been completed and sold. With respect to one development, construction was substantially complete at December 31, 1995 but no units had yet been sold.

POST-1994 ORIGINATIONS

    As described elsewhere herein, the Bank originated nearly $200 million of new permanent loans and construction loan commitments during 1995. Because these loans lack the seasoning to fully assess their likely future performance characteristics and inherent loss content, management has established general reserves based upon estimates.

REAL ESTATE OWNED

    Real estate acquired in satisfaction of loans is transferred from loans to properties at estimated fair values, less any estimated disposal costs. The difference between the fair value of the real estate collateral and the loan balance at the time of transfer is recorded as a loan charge-off. Any subsequent declines in the fair value of the properties after the date of transfer are recorded through the establishment of, or additions to, specific reserves. Recoveries and losses from the disposition of properties are also included in Real Estate Operations.

    The table below summarizes the composition of the Company's property portfolio for the periods ended December 31 (dollars are in thousands).

                                 1995              1994
                               --------          --------
SINGLE FAMILY RESIDENCES
 Non-project                    $ 4,975           $ 2,791
 Loan concentrations              6,419            12,056
MULTI-FAMILY
 2 to 4 units                     3,840             2,708
 5 or more units                 18,877            27,229
CONSTRUCTION                     15,414            39,516
LAND                              3,759            14,424
COMMERCIAL                          346               395
                               --------          --------
GROSS INVESTMENT (1)             53,630            99,119

WRITEDOWNS                                         (3,897)
ALLOWANCE FOR ESTIMATED LOSSES  (15,725)          (32,609)
                               --------          --------
NET INVESTMENT                 $ 37,905          $ 62,613
                               --------          --------
                               --------          --------

- ----------------
    (1) Loan principle at foreclosure, plus post-foreclosure capitalized costs, less cumulative charge-offs.

LIABILITIES

GENERAL

    The Company derives funds principally from deposits and, to a far lesser extent, from short-term reverse repurchase agreements and borrowings from the FHLB. In addition, funds are generated from loan repayments and payoffs, sales of investment securities, and, since late 1993, from sales of foreclosed properties. Historically, the Company has not accessed the capital markets for other types of debt instruments, and has had nominal activity in selling seasoned, single family mortgage loans which are no longer a significant component to the Company's operations.

DEPOSITS

    The Company has several types of deposit accounts principally designed to attract short-term deposits. The following table sets forth the distribution of average deposits and the rates paid thereon for the periods indicated (dollars are in thousands).

                                                                   YEARS ENDED DECEMBER 31,
                              --------------------------------------------------------------------------------------------------
                                              1995                          1994                          1993
                              --------------------------------   ------------------------------- -------------------------------
                                                       PERCENT                          PERCENT                          PERCENT
                                                         OF                               OF                               OF
                                 AMOUNT       RATE      TOTAL     AMOUNT       RATE      TOTAL     AMOUNT       RATE      TOTAL
                             ----------     ------     ------    -------     ------     ------   --------     ------     ------
 Noninterest-bearing
   demand deposits              $ 2,915       0.0%       0.4%   $      -       0.0%       0.0%   $      -       0.0%       0.0%
 Interest-bearing demand
   and savings deposits          56,836       1.1%       8.1%     60,125       1.2%       9.3%     64,008       1.8%       7.7%
 Money market deposits           34,708       1.4%       5.0%     86,443       2.4%      13.3%    141,131       2.3%      17.0%
 Time certificates of deposit   603,549       5.6%      86.5%    502,814       4.7%      77.4%    624,670       4.3%      75.3%
                             ----------                ------   --------                ------   --------                ------
     Total                     $698,008       5.0%     100.0%   $649,382       4.1%     100.0%   $829,809       3.8%     100.0%
                             ----------     ------     ------   --------     ------     ------   --------     ------     ------
                             ----------     ------     ------   --------     ------     ------   --------     ------     ------

    The table below sets forth the maturities of the Company's time certificates of deposit ("TCDs") outstanding at the dates indicated (dollars are in thousands).

                                                 FOR THE YEARS ENDED DECEMBER 31,
                                   -------------------------------------------------------
                                             1995                          1994
                                   --------------------------     ------------------------
                                                  $100,000                       $100,000
                                      UNDER         AND            UNDER           AND
                                    $100,000        OVER         $100,000          OVER
                                  ----------     ----------     ----------      ---------
Three months or less               $  54,590      $  11,340      $   9,814      $   2,123
Over three months through
 six months                           19,904          2,781         47,111         12,671
Over six months through
 twelve months                       275,424         77,170        184,300         51,168
Over twelve months                   123,221         39,119        144,110         52,275
                                  ----------     ----------     ----------      ---------
   Total                           $ 473,139      $ 130,410      $ 385,335      $ 118,237
                                  ----------     ----------     ----------      ---------
                                  ----------     ----------     ----------      ---------

BORROWINGS

    To supplement its funding needs, the Company enters into reverse repurchase agreements, in which it sells securities with an agreement to repurchase the same securities at a specific future date (overnight to 90 days). The Company enters into such transactions only with dealers determined by management to be financially strong and who are recognized as primary dealers in U.S. Treasury securities by the Federal Reserve Board. See NOTE J of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

    The Company considers borrowings from the FHLB system as a source for operations. The FHLB system functions as a source of credit to savings institutions which are members of a Federal Home Loan Bank System. See REGULATION-Federal Home Loan Bank System. The Company may apply for advances from the FHLB secured by the capital stock of the FHLB owned by the Company and certain of the Company's mortgages and other assets (principally obligations issued or guaranteed by the U.S. Government or agencies thereof). Advances can be requested for any business purpose in which the Company is authorized to engage. In granting advances, the FHLB considers a member's credit worthiness and other relevant factors.

    The Company currently has an approved line of credit with the FHLB for $100 million, which can be accessed for terms of up to two years.

CAPITALIZATION

    During late 1995, the Company sold $27 million of "investment units" at a price of $500,000 per unit, in a private placement ("Offering"). Each investment unit consists of $250,000 principal amount of the Company's senior notes ("Senior Notes"), five shares of the Company's cumulative perpetual preferred stock, series A ("Preferred Stock"), and a warrant to purchase 44,000 shares of the Company's common stock ("Warrants"). The Company's contribution of $19 million of the net proceeds of the Offering as qualifying Tier 1 capital into the Bank during December satisfied the PCA issued in June 1995 by the OTS. With the infusion of capital into the Bank, the OTS terminated the PCA and released the Bank from its capital plan. The Company's regulatory capital position is discussed more fully under ITEM 1. REGULATION-REGULATORY CAPITAL REQUIREMENTS.

    The Company recorded the Senior Notes, which have a face amount of $13,500,000, at $11,994,000. The Senior Notes carry an annual stated interest rate of 12% and have an annual effective rate of 16.5%, after the recording of Original Issue Discount ("OID") of $1,506,000. The OID will be accreted using the constant yield method over the five year term of the Senior Notes. Interest, which is required to be paid semi-annually at the stated interest rate, has been prefunded for three years out of the proceeds of the Offering. This prefunded interest of $4,860,000 has been invested in U.S. Government securities and is discussed further in NOTE N of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. Thereafter, interest will be payable either in cash or, as permitted by the relevant agreements, in an equivalent value (determined in accordance with the provisions of the relevant agreement) in common stock of the Company.

    The Company recorded the Preferred Stock, which has a liquidation value of $13,500,000, at $12,760,000. The Preferred Stock carries a stated annual dividend rate of 18% and will have a somewhat higher effective yield due to the difference between the liquidation value and the recorded amount. The dividend is cumulative, but deferred for the first 18 months. Thereafter, dividends will be payable either in cash or, as permitted by the relevant agreements, in an equivalent value (determined in accordance with the provisions of the relevant agreement) in common stock of the Company.

    The Warrants have been valued at $2,245,000 and entitle the holders to purchase an aggregate of 2,376,000 shares of newly-issued common stock of the Company at a fixed price of $2.25 per share. The Warrants are not exercisable for the first three years following their issuance and will terminate ten years after their issuance.

    The Company incurred offering expenses of $2,336,000 which were allocated evenly to the Senior Notes and the Preferred Stock. The $1,168,000 attributable to the Senior Notes has been capitalized and included with Other Assets and will be amortized over the five year term of the Senior Notes. During 1995, the Company recorded amortization of $11,000 related to these expenses. The $1,168,000 attributable to the Preferred Stock has been recorded as a reduction to capital in excess of par value - Preferred Stock.

INTEREST RATE RISK MANAGEMENT

    The objective of interest rate risk management is to stabilize the Company's net interest income ("NII") while limiting the change in its net portfolio value ("NPV") from interest rate fluctuations. The Company seeks to achieve this objective by matching its interest sensitive assets and liabilities, and maintaining the maturity and repricing of these assets and liabilities at appropriate levels given the interest rate environment. When the amount of rate sensitive liabilities exceeds rate sensitive assets, the net interest income will generally be negatively impacted during a rising rate environment. The speed and velocity of the repricing of assets and liabilities will also contribute to the effects on net interest income.

    The Company utilizes two methods for measuring interest rate risk. Gap analysis is the first method, with a focus on measuring absolute dollar amounts subject to repricing within certain periods of time with the majority of the focus typically at the one-year maturity horizon. A negative gap occurs when interest sensitive liabilities exceed interest sensitive assets. The negative one-year maturity gap indicates, absent offsetting factors, that the Company has more exposure to interest rate risk in an increasing interest rate environment.

    In addition to utilizing gap analysis in measuring interest rate risk, the Company performs periodic interest rate simulations. These simulations provide the Company with an estimate of both the dollar amount and percentage change in net interest income under various interest rate scenarios. All assets and liabilities are subjected to tests of up to 400 basis points in increases and decreases in interest rates. Under each interest rate scenario, the Company projects its net interest income and the net portfolio value of its current balance sheet. From these results, the Company can then develop alternatives to dealing with the tolerance thresholds.

    During 1995, the Company initiated certain tactical measures to reduce interest risk exposure embedded within the balance sheet. These measures included the sale of approximately $120 million in fixed rate assets and the purchase of a $450 million interest rate cap on the liability base subject to reprice within a six-month period.

    A principal mechanism used by the Company in the past for interest rate risk management was the origination of ARMs tied to the 11th DCOFI. The basic premise was that the Company's actual cost of funds would parallel the 11th DCOFI and, as such, the net interest margins would generate the desired operating results. Loans having adjustable rate characteristics were 87% of the Company's total dollar originations during 1995. ARMs represented 75% and 68% of the Company's loan portfolio at December 31, 1995 and 1994, respectively.

    ARMs tied to 11th DCOFI are slower in responding to current interest rate environments than other types of variable rate loans because the index is a compilation of the average rates paid by member institutions of the 11th District of the FHLB. This index typically lags market rate changes in both directions. If interest rates on deposit accounts increase due to market conditions and competition, it may be anticipated that the Company will, absent offsetting factors, experience a decline in the percentage of net interest income to average interest-earning assets (the "Net Interest Margin"). A contributing factor would be the lag in upward pricing of the ARMs tied to the 11th DCOFI. However, the lag inherent in the 11th DCOFI will also cause the ARMs to remain at a higher rate for a longer period after interest rates on deposits begin to decline. The 11th DCOFI lag during a falling interest rate environment should benefit, in the short-term, the Company's Net Interest Margin, but the actual dynamics of prepayments and the fact that ARMs reprice at various intervals may alter this expected benefit.

    Interest-sensitive assets and liabilities and their weighted average interest rates at December 31 are summarized as follows:

                                                1995                          1994
                                   ---------------------------   -------------------------
                                    BALANCE           RATE        BALANCE           RATE
                                  ----------     ----------     ----------      ---------
Interest-earning assets (1)
 Loans                             $ 637,472          8.25%      $ 563,344          7.17%
 Cash and investment securities       77,357          5.19%         62,898          5.73%
 Mortgage-backed securities                                         57,395          6.38%
                                  ----------                    ----------
                                     714,829          7.90%        683,637          6.97%
                                  ----------     ----------     ----------      ---------
Interest-bearing liabilities
 Deposit accounts                   (698,008)       ( 5.16%)      (649,382)       ( 4.30%)
 Borrowings                          (12,006)       ( 6.19%)       (47,141)       ( 5.85%)
                                  ----------                    ----------
                                    (710,014)       ( 5.17%)      (696,523)       ( 4.40%)
                                  ----------     ----------     ----------      ---------
Interest-bearing gap/stated
 interest margin                     (17,048)         2.89%        (12,886)         2.48%

Nonaccrual loans                     (21,709)        (0.28%)       (39,396)       ( 0.41%)
                                  ----------     ----------     ----------      ---------
Adjusted interest-bearing gap/
 effective interest margin         $ (38,757)         2.61%      $ (52,282)         2.07%
                                  ----------     ----------     ----------      ---------
                                  ----------     ----------     ----------      ---------

- ----------------
    (1)  Contractual yield, exclusive of deferred fees.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See Index included in Item 14 below and the Financial Statements which begin on the first page following the Signature Page.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not Applicable

                                     P A R T  III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required in ITEM 10 is hereby incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission for the 1996 Annual Meeting of Stockholders ("Proxy Statement") under the captions "NOMINATION AND ELECTION OF DIRECTORS" and "COMPENSATION OF EXECUTIVE OFFICERS DURING 1995."


ITEM 11. EXECUTIVE COMPENSATION.

    The information required in ITEM 11 is hereby incorporated by reference to the Proxy Statement under the captions "COMPENSATION OF EXECUTIVE OFFICERS DURING 1995" and "REPORT ON EXECUTIVE COMPENSATION."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required in ITEM 12 is hereby incorporated by reference to the Proxy Statement under the caption "SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT; AFFILIATE TRANSACTIONS."


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required in ITEM 13 is hereby incorporated by reference to the Proxy Statement under the caption "SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT; AFFILIATE TRANSACTIONS."

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

EXHIBIT NO.   DESCRIPTION OF DOCUMENT
- -----------   -----------------------

    (3) Articles of Incorporation and Bylaws. The Company's Articles of Incorporation and By laws are attached as exhibits to the Company's Registration Statement on Form S-8 (Registration No. 33-74800) filed on February 3, 1994.

    (3.1) Amendment of Articles of Incorporation and Bylaws. The Company's
          Amendment of its Articles of Incorporation and By laws are attached as exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

    (10) Material Contracts. On February 27, 1985, the Board of Directors of Hawthorne Savings adopted an Employee Stock Ownership Plan, a copy of which is attached as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1985. Mr. Braly entered into a three-year employment agreement with the Bank which became effective as of July 14, 1993 in connection with his employment as Chief Executive Officer of the Company and the Bank.

    (11) Statement re: Computation of Per Share Earnings. The Company's statement regarding the computation of per share earnings is set forth in NOTE O of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS referenced in Item 8 of this Annual Report on Form 10-K.

    (22) Subsidiaries of the Registrant. A statement of the Company's only subsidiary is attached as an exhibit to the Company's Annual Report on Form 10-K for the year ended 1994.

    (23) Consents of Experts and Counsel. The Company's Independent Auditors' Consent is attached hereto as Exhibit 23 on Form S-8.

    (27) Financial Data Schedules. The Company's Financial Data Schedules are attached as exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1980.

                            FINANCIAL STATEMENT SCHEDULES

                                                                           PAGE
                                                                           ----

INDEPENDENT AUDITORS' REPORT                                                F-3

CONSOLIDATED FINANCIAL STATEMENTS

    Consolidated Statements of Financial Condition                          F-4

    Consolidated Statements of Operations                                   F-6

    Consolidated Statements of Stockholders' Equity                         F-7

    Consolidated Statements of Cash Flows                                   F-8

    Notes to Consolidated Financial Statements                              F-10

MANAGEMENT'S ASSERTION REPORT                                               F-43

INDEPENDENT ACCOUNTANTS' REPORT                                             F-45

                                 REPORTS ON FORM 8-K

No current reports on Form 8-K were filed for the three months ended December 31, 1995.

                                      SIGNATURES


    Pursuant to the requirements of section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  MARCH 27, 1996       HAWTHORNE FINANCIAL CORPORATION



                             BY:  /S/ SCOTT A. BRALY
                                  ------------------------------------------
                                       SCOTT A. BRALY, PRESIDENT
                                       AND CHIEF EXECUTIVE OFFICER


                                  /S/ NORMAN A. MORALES
                                  ------------------------------------------
                                       NORMAN A. MORALES, EXECUTIVE VICE
                                       PRESIDENT AND CHIEF FINANCIAL OFFICER


    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


         SIGNATURE                               DATE
       -------------                             -----

    /S/ SCOTT A. BRALY                           March 27, 1996
- -----------------------------
SCOTT A. BRALY, PRESIDENT AND
CHIEF EXECUTIVE OFFICER


    /S/ NORMAN A. MORALES                        March 27, 1996
- -----------------------------
NORMAN A. MORALES, EXECUTIVE
VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER


    /S/ MARILYN G. AMATO                         March 27, 1996
- -----------------------------
MARILYN G. AMATO, DIRECTOR


    /S/ TIMOTHY R. CHRISMAN                      March 27, 1996
- -----------------------------
TIMOTHY R. CHRISMAN, CHAIRMAN
OF THE BOARD


    /S/ CHARLES S. JACOBS                        March 27, 1996
- -----------------------------
CHARLES S. JACOBS, DIRECTOR

    /S/ HARRY RADCLIFFE                          March 27, 1996
- -----------------------------
HARRY RADCLIFFE, DIRECTOR


    /S/ HOWARD E. RITT                           March 27, 1996
- -----------------------------
HOWARD E. RITT, DIRECTOR


    /S/ ROBERT C. TROOST                         March 27, 1996
- -----------------------------
ROBERT C. TROOST, DIRECTOR

                FINANCIAL STATEMENTS AND INDEPENDENT AUDITORS' REPORT

                    HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                           AS OF DECEMBER 31, 1995 AND 1994

                         THREE YEARS ENDED DECEMBER 31, 1995

                                C  O  N  T  E  N  T  S


                                                                PAGE
                                                                ----
INDEPENDENT AUDITORS' REPORT                                    F-3

CONSOLIDATED FINANCIAL STATEMENTS

    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION              F-4

    CONSOLIDATED STATEMENTS OF OPERATIONS                       F-6

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY             F-7

    CONSOLIDATED STATEMENTS OF CASH FLOWS                       F-8

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  F-10

MANAGEMENT'S ASSERTION REPORT                                   F-43

INDEPENDENT ACCOUNTANTS' REPORT                                 F-45

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Hawthorne Financial Corporation
Hawthorne,  California:


    We have audited the accompanying consolidated statements of financial condition of Hawthorne Financial Corporation and Subsidiary (the "Company") as of December 31, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial condition of Hawthorne Financial Corporation and Subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP


January 26, 1996
Los Angeles,  California

                    HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                              (DOLLARS ARE IN THOUSANDS)




ASSETS


                                                              DECEMBER 31,
                                                       -------------------------
                                                          1995          1994
                                                       -----------    ----------
Cash and cash equivalents (NOTE B)                    $   14,015     $   18,063

Investment securities-held to maturity
    (estimated market value of $29,321
     in 1994) (NOTES C and S)                                            30,190

Investment securities-available for sale (NOTE D)          62,793        13,726

Mortgage-backed securities at amortized cost
    (estimated market value of $53,993 in
     1994) (NOTES A and E)                                               57,395

Loans receivable (net of allowance for
    estimated credit losses of $15,192 in 1995
    and $21,461 in 1994) (NOTE F)                         617,328       537,020


Real estate owned (net of allowance for
    estimated losses of $15,725 in 1995
    and $32,609 in 1994) (NOTE G)                          37,905        62,613

Accrued interest receivable                                 3,583         3,542


Investment in capital stock of Federal
    Home Loan Bank - at cost                                6,312         6,995


Office property and equipment - at cost,
    net (NOTE H)                                            9,597        10,538


Income tax refund receivable (NOTE K)                                     2,630

Other assets                                                2,050         1,081
                                                      -----------    ----------
                                                      $   753,583    $  743,793
                                                      -----------    ----------
                                                      -----------    ----------




           The accompanying notes are an integral part of these statements.

                    HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                              (DOLLARS ARE IN THOUSANDS)



LIABILITIES AND STOCKHOLDERS' EQUITY


                                                            DECEMBER 31,
                                                      --------------------------
                                                          1995          1994
                                                      ----------     -----------
Liabilities
    Deposit accounts (NOTE I)                        $  698,008     $ 649,382
    Short-term borrowings (NOTE J)                                     47,141
    Accounts payable and other liabilities                4,603         6,078
    Income taxes payable (NOTE K)                                         365
    Senior notes (NOTE N)                                12,006
                                                     -----------    ----------
                                                        714,617       702,966

Commitments and contingencies (NOTE R)

Stockholders' equity (NOTES N and O)
    Capital stock - $0.01 par value in
     1995 and $1.00 par value in 1994; authorized,
     20,000,000 shares; issued and
     outstanding, 2,604,675 shares                           26         2,605
    Cumulative perpetual preferred stock, series
     A - $0.01 par value; $50,000 liquidation
     preference; authorized 10,000,000 shares;
     issued and outstanding 270 shares (NOTE N)
    Capital in excess of par value -
     common stock (NOTE N)                                7,745         2,921
    Capital in excess of par value -
     preferred stock (NOTE N)                            11,592
    Unrealized gain on available-for-sale securities          6         1,393
    Retained earnings                                    19,788        34,122
                                                     -----------    ----------
                                                         39,157        41,041

Less
    Treasury stock, at cost - 5,400 shares                  (48)          (48)
    Loan to Employee Stock Ownership Plan (NOTE M)         (143)         (166)
                                                     -----------    ----------
                                                         38,966        40,827
                                                     -----------    ----------
                                                     $  753,583     $ 743,793
                                                     -----------    ----------
                                                     -----------    ----------


           The accompanying notes are an integral part of these statements.

                    HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                  (DOLLARS ARE IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                  YEARS ENDED DECEMBER 31,
                                          -------------------------------------
                                             1995         1994         1993
                                          ----------   ----------    ----------
Interest revenues
    Loans (NOTE F)                       $  47,778    $  47,751     $  63,745
    Investments                              2,399        4,523         5,474
    Mortgage-backed securities               3,209        2,963           699
                                         ----------   ----------    ----------
                                            53,386       55,237        69,918
                                         ----------   ----------    ----------

Interest costs
    Deposits (NOTE I)                      (33,593)     (29,694)      (36,562)
    Borrowings (NOTE J)                       (893)        (749)         (130)
                                         ----------   ----------    ----------
                                           (34,486)     (30,443)      (36,692)
                                         ----------   ----------    ----------

Net interest margin before contractual
  interest on nonaccrual loans              18,900       24,794        33,226

Contractual interest due on nonaccrual
  loans (NOTE A)                            (2,392)      (5,666)      (11,120)
                                         ----------   ----------    ----------
Net interest margin                         16,508       19,128        22,106

Provision for credit losses (NOTE F)       (14,895)      (5,298)      (10,747)
                                         ----------   ----------    ----------
Net interest margin after provision for
   credit losses                             1,613       13,830        11,359

Noninterest revenues                         1,718        1,973         3,295
Noninterest expenses
    Employee                                (9,894)      (8,806)       (9,023)
    Occupancy                               (2,841)      (2,780)       (2,591)
    Operating                               (2,893)      (4,560)       (4,422)
    Professional                            (1,299)      (1,468)       (2,087)
    SAIF premium and OTS assessment         (2,213)      (2,557)       (2,604)
    Goodwill amortization (NOTE A)             (49)         (16)         (435)
                                         ----------   ----------    ----------
                                           (19,189)     (20,187)      (21,162)
                                         ----------   ----------    ----------
Real estate operations (NOTE G)             (1,586)      (1,291)      (26,684)
Gain on sale of securities                   3,040
Other income                                   921
Disposition of deposits and premises
    (NOTE L)                                  (117)       2,835        (4,066)
                                         ----------   ----------    ----------
Net loss before income taxes               (13,600)      (2,840)      (37,258)
Income taxes (NOTE K)                         (617)        (123)        7,648
                                         ----------   ----------    ----------
Net loss                                 $ (14,217)   $  (2,963)    $ (29,610)
                                         ----------   ----------    ----------
                                         ----------   ----------    ----------
Loss per share                           $   (5.52)   $   (1.14)    $  (11.39)
                                         ----------   ----------    ----------
                                         ----------   ----------    ----------



           The accompanying notes are an integral part of these statements.

                    HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                              (DOLLARS ARE IN THOUSANDS)


                                                  YEARS ENDED DECEMBER 31,
                                          -------------------------------------
                                             1995         1994         1993
                                          ----------   ----------    ----------
Capital stock
    Balance at beginning of year         $   2,605    $   2,605     $   2,605
    Change in par value of common stock     (2,579)
                                         ----------   ----------    ----------
    Balance at end of year                      26        2,605         2,605
                                         ----------   ----------    ----------
Cumulative perpetual - preferred stock
    Balance at beginning of year
    Issuance of preferred stock

    Balance at end of year               ----------   ----------    ----------
                                         ----------   ----------    ----------
Capital in excess of par value -
    common stock
    Balance at beginning of year             2,921        2,921         2,921
    Issuance of warrants                     2,245
    Change in par value of common stock      2,579
                                         ----------   ----------    ----------
    Balance at end of year                   7,745        2,921         2,921
                                         ----------   ----------    ----------
Capital in excess of par value -
    preferred stock
    Balance at beginning of year
    Issuance of preferred stock             12,760
    Offering costs                          (1,168)
                                         ----------   ----------    ----------
    Balance at end of year                  11,592
                                         ----------   ----------    ----------

Unrealized gain on marketable
    equity securities
    Balance at beginning of year             1,393        1,573
    Unrealized gains (losses)               (1,387)        (180)        1,573
                                         ----------   ----------    ----------
    Balance at end of year                       6        1,393         1,573
                                         ----------   ----------    ----------
Retained earnings
    Balance at beginning of year            34,122       37,085        67,346
    Net loss                               (14,217)      (2,963)      (29,610)
    Cash dividends declared                                              (651)
    Accrued dividends on preferred stock      (117)
                                         ----------    ---------    ----------
    Balance at end of year                  19,788       34,122        37,085
                                         ----------    ---------    ----------
Treasury stock
    Balance at beginning of year               (48)         (48)          (48)
                                         ----------    ---------    ----------

    Balance at end of year                     (48)         (48)          (48)
                                         ----------    ---------    ----------
Loans to employee stock ownership plan
    (NOTE M)
    Balance at beginning of year              (166)        (187)         (208)
    Repayments                                  23           21            21
                                         ----------    ---------   -----------
    Balance at end of year                    (143)        (166)         (187)
                                         ----------    ---------   -----------
Total stockholders' equity               $  38,966     $ 40,827    $   43,949
                                         ----------    ---------   -----------
                                         ----------    ---------   -----------



           The accompanying notes are an integral part of these statements.

                    HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (DOLLARS ARE IN THOUSANDS)


                                                                  YEARS ENDED DECEMBER 31,
                                                  --------------------------------------------------
                                                      1995                1994                1993
                                                 ----------          ----------          ----------
NET CASH FROM OPERATING ACTIVITIES
 Net loss                                          $(14,217)            $(2,963)           $(29,610)
 Adjustments
  Provision for estimated credit losses              14,850               5,298              12,247
  Provision for other credit losses                      45
  Disposition of deposits and premises                 (117)             (2,835)              4,066
  Deferred income taxes                                                                        3,505
  Goodwill amortization                                  49                  16                 435
  Depreciation and amortization                       1,439                 717               1,044
  FHLB dividends                                       (332)               (325)               (213)
  Loan fee and discount accretion                    (2,148)               (834)             (2,024)
  Decrease (increase) in:
   Accrued interest receivable                          (50)                 27               2,343
   Income tax assets                                  2,630              22,767             (10,946)
   Other assets                                      (1,008)               (653)             (2,178)
  Decrease in other liabilities                      (1,475)             (1,687)             (1,152)
  Gain on sale of REOs and apartments                (2,547)             (2,980)               (330)
  Provision for real estate losses                    5,100                                  18,662
  Other, net                                            491                                     100
                                                 ----------          ----------          ----------
  Net cash provided (used) by
   operating activities                               2,710              16,548              (4,051)
                                                 ----------          ----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Investment securities
  Purchases                                         (62,898)            (25,237)            (98,989)
  Maturities                                                             47,000             131,564
  Sales                                              42,472
 Mortgage-backed securities
  Purchases                                                             (34,855)            (25,404)
  Principal amortization                              6,526               6,350               1,910
  Sales                                              50,835
 Loans
  New loans funded                                 (144,355)            (24,677)            (38,869)
  Construction disbursements                        (20,651)             (3,092)             (7,844)
  Payoffs                                            29,460              52,178              82,243
  Sales                                              19,282
  Principal amortization                             16,948              14,902              15,546
  Other, net                                          2,087
 Real estate
  Sale proceeds                                      41,282              75,612              22,112
  Capitalized costs                                 (15,741)            (21,485)
  Other                                                 690                 217
 Redemption of FHLB stock                             1,015                 802               1,706
 Office property and equipment
  Sales                                               1,533               5,782
  Additions                                          (2,594)             (4,892)               (879)
                                                 ----------          ----------          ----------
  Net cash (used) provided
   by investing activities                          (34,109)             88,605              83,096
                                                 ----------          ----------          ----------


           The accompanying notes are an integral part of these statements.

                    HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                              (DOLLARS ARE IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                  --------------------------------------------------
                                                      1995                1994                1993
                                                 ----------          ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net change in deposits                              48,626            (180,427)            (79,848)
 Net premium received from sales of deposits                              3,274
 Net proceeds from (repayments of) reverse
  repurchase agreements                             (47,141)             47,141
 Collection of ESOP loan                                 23                  21                  21
 Cash dividends paid                                                                           (651)
 Increase in senior notes                            12,006
 Net proceeds from issuance of preferred stock       11,592
 Net proceeds from issuance of warrants               2,245
                                                 ----------          ----------          ----------
   Net cash provided (used)
    by financing activities                          27,351            (129,991)            (80,478)
                                                 ----------          ----------          ----------
DECREASE IN CASH
 AND CASH EQUIVALENTS                                (4,048)            (24,838)             (1,433)

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR                                18,063              42,901              44,334
                                                 ----------          ----------          ----------
CASH AND CASH EQUIVALENTS
 AT END OF YEAR                                    $ 14,015            $ 18,063            $ 42,901
                                                 ----------          ----------          ----------
                                                 ----------          ----------          ----------
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
 Cash paid during the year for
  Interest                                         $ 34,815            $ 30,164            $ 36,898
  Income taxes                                                                                1,000

 Non-cash investing and financing items
  Real estate acquired in settlement of loans        38,275              85,703              99,013
  Loans originated to finance property sales         15,783              13,411              11,670
  Net unrealized gain (loss) on marketable
   equity securities                                 (1,393)               (180)              1,573



           The accompanying notes are an integral part of these statements.

                    HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         THREE YEARS ENDED DECEMBER 31, 1995
                     (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements are set forth in the sections which follow.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include accounts of Hawthorne Financial Corporation ("Company") and its wholly-owned subsidiary, Hawthorne Savings, F.S.B. ("Bank"). All material intercompany transactions and accounts have been eliminated.

CASH AND CASH EQUIVALENTS

The Bank, in accordance with regulations, must maintain qualifying liquid assets at an average monthly balance of not less than 5% of the average of all deposit accounts and other borrowings due in less than one year, and short-term qualifying liquid assets at an average monthly balance of not less than 1% of the average of all deposit accounts and other borrowings due in less than one year. Liquid assets consists primarily of cash, certificates of deposit and overnight investments. In addition, bankers' acceptances, and certain U.S. Government securities, corporate notes and mortgage-backed securities are liquid assets for regulatory purposes.

In the consolidated statements of cash flows, cash and cash equivalents include cash, amounts due from banks, interest-bearing deposits, certificates of deposit and overnight investments.

SECURITIES

The Company classifies debt and equity securities upon acquisition into one of three categories: held-to-maturity, available-for-sale, or trading. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity.

In November 1995, the Financial Accounting Standards Board ("FASB") issued a "Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities: Questions and Answers" (the "Guide"). The Guide allowed for a onetime assessment of the classification of all securities and, in connection with such assessment, permitted the reclassification of securities from the held-to-maturity classification to the available-for-sale as of a single date no later than December 31, 1995, without calling into question management's intent to hold to maturity the remaining securities classified as held-to-maturity. On December 8, 1995, the Bank transferred $48,287,000 of securities from held-to-maturity to available-for-sale for the purposes of subsequently selling the securities and improving the Bank's risk-based capital ratio. The Bank sold the securities in December 1995, which resulted in a realized loss of $9,643.

At December 31, 1995, all debt investment securities are classified as available-for-sale and reported at market value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. Investment securities include only investment grade securities.

                    HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         THREE YEARS ENDED DECEMBER 31, 1995
                     (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

LOANS RECEIVABLE

The Company defers all loan fees, net of certain direct costs associated with originating loans, and amortizes these net deferred fees into interest revenue as a yield adjustment over the lives of the loans.

Interest on loans is recognized in revenue as earned and is accrued only if deemed collectible. Beginning in mid-1993, loans one or more payments delinquent are placed on nonaccrual status, meaning that the Company stops accruing interest on such loans and reverses any interest previously accrued but not collected. Prior to such time, loans three or more payments delinquent were placed on nonaccrual status. A nonaccrual loan may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected.

All loans are classified as held-to-maturity as the Company has the current intent and ability to hold its loans in portfolio until maturity.

REAL ESTATE OWNED

Properties acquired through foreclosure, or deed in lieu of foreclosure, are carried at the estimated fair value of the property. Any subsequent declines in fair value, if any, are accounted for through the establishment of a specific reserve on the property. The determination of a property's fair value incorporates (1) revenues projected to be realized from disposal of the property, less (2) construction and renovation costs, (3) marketing and transaction costs and (4) holding costs (e.g., property taxes, insurance and homeowners' association dues). For multiple-unit residential construction and land developments, these projected cash flows are discounted utilizing a market rate of return to determine their fair value.

LOAN IMPAIRMENT

On January 1, 1995 the Bank adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures." This statement amends SFAS No. 5, "Accounting for Contingencies" and SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." This statement prescribes that a loan is impaired when it is probable that the creditor will be unable to collect all contractual principal and interest payments under the terms of the loan agreement. This statement generally requires impaired loans to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as an expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. Creditors may select the measurement method on a loan by loan basis, except that collateral dependent loans must be measured at the fair value of the collateral if foreclosure is probable. The Company has chosen to measure impairment based on the fair value of the underlying collateral. The statement also prescribes measuring impairment of a restructured loan by discounting the total expected future cash flows at the loan's effective rate of interest in the original loan agreement. The effect of initially adopting this statement did not have a material impact on the results of operations or the financial position of the Bank taken as a whole.

                    HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         THREE YEARS ENDED DECEMBER 31, 1995
                     (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

ALLOWANCE FOR ESTIMATED CREDIT AND REAL ESTATE LOSSES

Management establishes specific reserves for losses on individual real estate loans and properties when it has determined that recovery of the Company's gross investment is not likely and when the amount of loss can be reasonably determined. In making this determination, management considers (1) the current status of the asset, (2) the probable future status of the asset, (3) the value of the asset or underlying collateral, and (4) management's intent with respect to the asset. In quantifying the loss, if any, associated with individual loans and properties, management utilizes external sources of information (i.e., appraisals, price opinions from real estate professionals, comparable sales data and internal estimates). In establishing specific reserves, management incorporates the revenues expected to be generated from disposal of the Company's collateral or owned property, less construction and renovation costs (if any), holding costs and transaction costs. For multiple-unit residential construction and land developments, the resulting projected net cash flows are discounted utilizing a market rate of return to determine their fair value.

Management establishes general reserves against the Company's portfolio of real estate loans and properties. Generally, such reserves are established for each segment of the Company's loan and property portfolios, including loans secured by, and properties represented by, single family homes, apartment buildings, residential construction developments and land parcels. In establishing general reserves, management incorporates (1) the recovery rate for similar properties previously sold by the Company, (2) valuations of groups of similar assets, (3) the probability of future adverse events (i.e., performing loans which become nonperforming, loans in default which proceed through to foreclosure) and (4) guidelines published by the OTS.

When a specific reserve has been established for a particular loan and the collateral for that loan is subsequently foreclosed upon, the loan is transferred to real estate owned at the estimated fair value of the underlying collateral. The net carrying value of the property following foreclosure is, therefore, the estimated fair value of the property, net of any specific reserves which may be established after foreclosure due to a subsequent decline in fair value. In many instances following foreclosure, these properties require significant time for the completion of construction and their marketing and eventual sale. During this period, estimates of future revenues and costs can, and do, vary, requiring changes in the amount of specific reserves allocated to individual properties.

For multiple-unit, for-sale housing developments, the actual loss incurred from the sale of individual units is charged against previously established specific reserves when all of the foreclosed units within the project have been sold. For individual assets, the actual loss is charged against previously established specific reserves when the property is sold.

Based upon periodic analysis of future recoverability, changes in specific reserves established for the Company's property portfolio are charged to real estate operations.

DEPRECIATION AND AMORTIZATION

Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, on a straight-line basis. Buildings are depreciated over their estimated useful lives ranging from twenty to thirty years on a straight-line basis. Leasehold improvements are amortized over the lives of their respective leases or the service lives of the improvements, whichever is shorter. Costs of $1,168,000 associated with the issuance of the senior debt have been capitalized and are being amortized over the life of the debt, which is five years.

                    HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         THREE YEARS ENDED DECEMBER 31, 1995
                     (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

Leasehold rights arising from the acquisition of branch facilities during the 1980's of $1,166,000 were charged-off against earnings in 1993. These lease rights were determined to have no future benefit to the Company.

INCOME TAXES

The Company and its subsidiary file a consolidated federal income tax return and a combined state franchise tax return on a fiscal year ending September 30.

Deferred tax assets and liabilities represent the tax effects, calculated at currently effective tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements.

INTEREST RATE CAPS

Premiums paid for purchased interest rate cap agreements are amortized to interest expense over the term of the caps. Unamortized premiums are included in other assets in the statement of financial position. Amounts receivable under cap agreements are accrued as a reduction of interest expense.

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED

The unamortized excess of cost over fair value of net assets acquired through the purchase of branch facilities during the 1980's of $1,400,000 was charged-off against earnings in 1993. The carrying amount of the excess cost over the fair value of net assets acquired was determined to have no future benefit to the Company. In 1994, the Company recorded excess of cost over fair value of $244,000 as goodwill resulting from the acquisition of one branch facility. The amount is being amortized over five years.

CURRENT ACCOUNTING PRONOUNCEMENTS

The FASB has issued SFAS No. 123 "Accounting for Stock-Based Compensation", which encourages companies to account for stock compensation awards based on the fair value at the date the awards are granted.

This statement does not require the application of the fair value method and allows the continuance of the current accounting method, which requires accounting for stock compensation awards based on their intrinsic value as of the grant date. However, SFAS No. 123 requires pro forma disclosure of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in this statement had been applied.

The accounting and disclosure requirements of this statement are effective for financial statements for fiscal years beginning after December 15, 1995, though earlier adoption is encouraged. The Company has chosen not to adopt the fair value provisions of this statement.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         THREE YEARS ENDED DECEMBER 31, 1995
                     (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

RECLASSIFICATIONS

Certain amounts in the 1994 and 1993 consolidated financial statements have been reclassified to conform with classifications in 1995.


NOTE B - CASH AND CASH EQUIVALENTS

Cash and cash equivalents at December 31 consist of the following:


                                 1995                1994
                              ---------           ---------
Cash                          $   8,012           $   6,763
Certificates of deposit           1,200               1,200
Overnight investments             4,803              10,100
                              ---------           ---------
                              $  14,015           $  18,063
                              ---------           ---------
                              ---------           ---------



Included in cash and overnight investments are $2,000 and $3,000, respectively, which are restricted pursuant to the Capital Offering - see NOTE N.


NOTE C - INVESTMENT SECURITIES - HELD TO MATURITY

The amortized cost and estimated fair value of investment securities held to maturity at December 31, 1994 are summarized as follows:


                                              1994
                        ----------------------------------------------
                         AMORTIZED        GROSS UNREALIZED   ESTIMATED
                                        -------------------    FAIR
                            COST        GAINS      LOSSES      VALUE
                         ---------     -------    --------   ---------
U.S. Government agency    $ 25,009                  $ (773)   $ 24,236
Corporate notes              5,181                     (96)      5,085
                         ---------     -------    --------   ---------
                          $ 30,190                  $ (869)   $ 29,321
                         ---------     -------    --------   ---------
                         ---------     -------    --------   ---------

During the first quarter of 1995, and subsequent to final regulatory guidelines relating to the inclusion of unrealized gains and losses in Tier 1 Capital calculations, the Company reclassified its held-to-maturity securities to available-for-sale. These securities were then sold in the second quarter of 1995. At December 31, 1995 the Company has no held-to-maturities securities in its portfolio.

                    HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         THREE YEARS ENDED DECEMBER 31, 1995
                     (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE D - INVESTMENT SECURITIES - AVAILABLE FOR SALE

The cost basis and estimated fair value of investment securities available for sale at December 31 are summarized as follows:


                                                                1995
                             --------------------------------------------------------------------------
                                                           GROSS UNREALIZED                ESTIMATED
                               AMORTIZED         ----------------------------------           FAIR
                                  COST               GAINS               LOSSES               VALUE
                             --------------      ---------------     --------------      --------------
U.S. Government               $     62,787        $          11       $         (5)       $     62,793
                             --------------      ---------------     --------------      --------------
                              $     62,787        $          11       $         (5)       $     62,793
                             --------------      ---------------     --------------      --------------
                             --------------      ---------------     --------------      --------------

                                                                1994
                             --------------------------------------------------------------------------
                                                           GROSS UNREALIZED                ESTIMATED
                               AMORTIZED         ----------------------------------           FAIR
                                  COST               GAINS               LOSSES               VALUE
                             --------------      ---------------     --------------      --------------
U.S. Government agency        $        220        $       2,606                           $      2,826
Corporate notes                        404                                                         404
Asset management fund               10,729                                   (233)              10,496
                             --------------      ---------------     --------------      --------------
                              $     11,353        $       2,606       $      (233)        $     13,726
                             --------------      ---------------     --------------      --------------
                             --------------      ---------------     --------------      --------------


Within the available-for-sale amounts at year end 1995 are restricted U.S. Government securities purchased with proceeds from the recapitalization of the Company in December 1995. See NOTE N. These proceeds represent prefunded interest expense associated with the Senior Notes and had a cost basis and fair value of $4,845,000 and $4,856,000, respectively, at December 31, 1995.

The cost basis and estimated fair value of investment securities available for sale at December 31, 1995 are summarized by contractual maturity as follows:

                                                                 ESTIMATED
                                                                   FAIR
                                             COST BASIS            VALUE
                                             ----------          ---------
Due in less than one year                    $   59,560          $  59,558
Due in one year through five years                3,227              3,235
                                             ----------          ---------
                                             $   62,787          $  62,793
                                             ----------          ---------
                                             ----------          ---------


                    HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         THREE YEARS ENDED DECEMBER 31, 1995
                     (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE E - MORTGAGE-BACKED SECURITIES

The amortized cost and estimated fair value of mortgage-backed securities are summarized as follows:



                                                  U.S. AGENCY SECURITIES ISSUED BY
                             ---------------------------------------------------------------------
                               FHLMC                FNMA                GNMA               TOTAL
                             ---------           ---------           -----------         ---------
DECEMBER 31, 1994
Amortized cost                $38,853             $18,414             $     128           $57,395
Gross unrealized
    Gains                         211                                        59               270
    Losses                     (2,162)             (1,510)                                 (3,672)
                             ---------           ---------           -----------         ---------
Estimated fair value          $36,902             $16,904             $     187           $53,993
                             ---------           ---------           -----------         ---------
                             ---------           ---------           -----------         ---------



During December 1995, the Company, consistent with guidance issued in November 1995 by the FASB, reclassified all of its mortgage-backed securities from held-to-maturity to available-for-sale. These securities were then liquidated prior to year end at a net loss of $9,643. Sales of all securities available-for-sale, including the mortgage-backed securities, during 1995, resulted in gross gains of $3,764,000 and gross losses of ($724,000).

NOTE F - LOANS RECEIVABLE

Loans receivable at December 31 are summarized as follows:

                                               1995              1994
                                            -----------       -----------
REAL ESTATE LOANS
    PERMANENT
        Single family residence
            Non-project                      $ 257,457         $ 254,856
            Loan concentrations                 70,748            76,074
        Multifamily
            Two to four units                   41,640            44,390
            Five or more units                 219,015           172,641
        Commercial                              31,258             7,757
        Land                                     5,579             3,797
    RESIDENTIAL CONSTRUCTION
            SFR                                 21,987             3,270
           Tract development                     6,800             6,000
    OTHER COLLATERALIZED LOANS                   1,459             1,654
                                            -----------       -----------
GROSS LOANS RECEIVABLE                         655,943           570,439

LESS
Participants' share                             (2,219)           (3,072)
Undisbursed funds                              (15,208)           (2,795)
Deferred fees and credits, net                  (5,996)           (6,091)
Allowance for estimated credit losses          (15,192)          (21,461)
                                            -----------       -----------
NET LOANS RECEIVABLE                         $ 617,328         $ 537,020
                                            -----------       -----------
                                            -----------       -----------


                    HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         THREE YEARS ENDED DECEMBER 31, 1995
                     (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

The table below summarizes the maturities for fixed rate loans and the repricing intervals for adjustable-rate loans as of December 31, 1995:

                                    PRINCIPAL BALANCE
                   ------------------------------------------------------
                       FIXED            ADJUSTABLE
INTERVAL               RATE                RATE                TOTAL
                   --------------      -------------       -------------
1 to 3 months       $        355        $   167,239         $   167,594
4 to 6 months                321            266,315             266,636
7 to 12 months             1,721             58,509              60,230
1 to 2 years               2,633                                  2,633
3 to 5 years              18,700                                 18,700
6 to 10 years             13,446                                 13,446
11 to 20 years            30,333                                 30,333
More than 20 years        96,371                                 96,371
                   --------------      -------------       -------------
                    $    163,880        $   492,063         $   655,943
                   --------------      -------------       -------------
                   --------------      -------------       -------------


The contractual weighted average interest rates on loans at December 31, 1995 and 1994 were 8.25% and 7.17%, respectively.

The table below summarizes nonaccrual loans at December 31, by type of collateral:

                                          1995                1994
                                       ----------          ----------
PERMANENT
    Single family residences
        Non-project                     $ 10,977            $ 14,028
        Loan concentrations                4,140              11,497
    Multifamily                            4,844               9,463
    Commercial                                                    89
RESIDENTIAL CONSTRUCTION                                       3,546
LAND                                       1,748                 773
                                       ----------          ----------
                                        $ 21,709            $ 39,396
                                       ----------          ----------
                                       ----------          ----------


                    HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         THREE YEARS ENDED DECEMBER 31, 1995
                     (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

The table below summarizes the amounts of interest revenue that would have been recognized on troubled debt restructurings had borrowers paid at the original loan interest rate throughout each of the years below, the interest revenue that would have been recognized based upon the modified interest rate, and the interest revenue that was included in the consolidated statements of operations for the periods indicated. For this purpose, troubled debt restructurings include loans with respect to which (1) the original interest rate was changed for a defined period of time, (2) the loan's maturity was extended, or (3) principal or interest payments were suspended for a defined period of time.



                                        PRINCIPAL      ORIGINAL       MODIFIED      RECOGNIZED
                                         BALANCE       INTEREST       INTEREST       INTEREST
                                       -----------    ----------     ----------     ----------
YEAR ENDED DECEMBER 31, 1995
Permanent loans                         $  24,029      $  1,929       $  1,707       $ 1,707
                                       -----------    ----------     ----------     ----------
                                        $  24,029      $  1,929       $  1,707       $ 1,707
                                       -----------    ----------     ----------     ----------
                                       -----------    ----------     ----------     ----------
YEAR ENDED DECEMBER 31, 1994
Construction loans                            824           113             64            64
Permanent loans                             9,404           933            633           626
                                       -----------    ----------     ----------     ----------
                                        $  10,228      $  1,046       $    697       $   690
                                       -----------    ----------     ----------     ----------
                                       -----------    ----------     ----------     ----------
YEAR ENDED DECEMBER 31, 1993
Construction loans                         22,601         2,857          1,981           240
Permanent loans                            18,347         1,870          1,286           748
                                       -----------    ----------     ----------     ----------
                                        $  40,948      $  4,727       $  3,267       $   988
                                       -----------    ----------     ----------     ----------
                                       -----------    ----------     ----------     ----------



The table below summarizes the activity within the allowance for estimated credit losses on loans for the years ended December 31:

                                  1995          1994            1993
                             -------------- -------------  -------------
Balance at beginning of year  $     21,461   $    46,629    $     52,966
Provision for credit losses         14,850         5,298          10,747
Charge-offs                         (6,777)         (889)           (170)
Recoveries                                                           (72)
Transfers to allowance for
  real estate losses
  and other losses                 (14,342)      (29,577)        (16,842)
                             -------------- -------------  -------------
                              $     15,192   $    21,461    $     46,629
                             -------------- -------------  -------------
                             -------------- -------------  -------------


                    HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         THREE YEARS ENDED DECEMBER 31, 1995
                     (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

The Bank is a federally-chartered savings bank engaged in attracting deposits from the general public and using those deposits together with borrowings and other funds to originate residential real estate loans in areas near its nine offices in Southern California. The Southern California region has continued to experience adverse economic conditions, including declining real estate values. These factors have adversely affected the ability of certain borrowers to repay loans according to their stated terms. Although management believes the level of allowance for estimated credit losses on loans is adequate to absorb losses inherent in the loan portfolio, continuing weakness in the local economy may result in increasing loan losses that cannot be reasonably predicted at December 31, 1995.

At December 31, 1995, the Company classified $13,159,000 of its loans as impaired with a specific loss reserve of $3,426,000 and a general reserve of $1,115,000, and $50,157,000 of its loans impaired with no specific loss reserve and a general reserve of $5,095,000 determined in accordance with SFAS No. 114. It is generally the Company's policy to place loans on nonaccrual status when they are 30 days past due. Thereafter, interest income is no longer recognized until the loan becomes current again. As such, interest income is recognized on impaired loans to the extent they are not past due by 30 days or more. Interest income of $4,356,000 was recognized during the year ended December 31, 1995.
The average recorded investment in impaired loans during the year ended December 31, 1995 was approximately $78,600,000.

NOTE G - REAL ESTATE OWNED

Real estate owned at December 31 is summarized as follows:

                                          1995                     1994
                                       -----------              ------------
Single family residences
    Non-project                         $   4,975                $   2,791
    Loan concentrations                     6,419                   12,056
Multifamily                                22,717                   29,937
Commercial                                    346                      395
Construction                               15,414                   39,516
Land                                        3,759                   14,424
                                       -----------              ------------
Gross investment                           53,630                   99,119

Writedowns                                                          (3,897)
Allowance for estimated losses            (15,725)                 (32,609)
                                       -----------              ------------
Net investment                          $  37,905                $  62,613
                                       -----------              ------------
                                       -----------              ------------


The table below summarizes the allowance for estimated losses on real estate owned for the years ended December 31:

                                      1995            1994           1993
                                  ------------   -------------  -------------
Balance at beginning of year       $   32,609     $    39,457    $    15,173
Provision for estimated losses          5,100                         18,662
Transfers from allowance for
  estimated credit losses              13,792          29,577         16,842
Charge-offs                           (35,776)        (36,425)       (10,953)
Recoveries                                                              (267)
                                  ------------   -------------  -------------
Balance at end of year             $   15,725     $    32,609    $    39,457
                                  ------------   -------------  -------------
                                  ------------   -------------  -------------


                    HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         THREE YEARS ENDED DECEMBER 31, 1995
                     (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

Real estate operations for the years ended December 31 are summarized as follows:

                                      1995            1994           1993
                                  ------------   -------------  -------------
Expenses associated with real
  estate owned
    Operating costs
        Employee                   $     (749)    $   (2,028)    $      (367)
        Operating                        (121)          (347)
        Professional                     (280)        (1,349)           (591)
                                  ------------   -------------  -------------
                                       (1,150)        (3,724)           (958)
    Property taxes                        (35)        (1,965)         (5,911)
    Repairs, maintenance and
      renovation                         (555)          (361)         (1,502)
    Insurance                            (132)          (329)           (233)
    Depreciation                                                        (474)
                                  ------------   -------------  -------------
                                       (1,872)        (6,379)         (9,078)
Net gains from sales of
  properties                            2,547          2,980             330
Rental income, net                      2,839          2,108             726
Provision for estimated losses         (5,100)                       (18,662)
                                  ------------   -------------  -------------
                                   $   (1,586)    $   (1,291)    $   (26,684)
                                  ------------   -------------  -------------
                                  ------------   -------------  -------------


NOTE H - OFFICE PROPERTY AND EQUIPMENT - AT COST

Office property and equipment at December 31 consists of the following:

                                                     1995            1994
                                                 ------------   -------------
Office buildings                                  $     4,520    $   4,911
Furniture and equipment                                 4,611        3,901
Leasehold improvements                                  2,249        1,944
                                                 ------------   -------------
                                                       11,380       10,756
Less
    Accumulated depreciation and amortization          (3,225)      (2,693)
    Allowance for estimated loss on disposal
      of offices                                         (753)
                                                 ------------   -------------
                                                        7,402        8,063
Land                                                    2,195        2,475
                                                 ------------   -------------
                                                  $     9,597    $  10,538
                                                 ------------   -------------
                                                 ------------   -------------


                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1995
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)


NOTE I - DEPOSITS

The table below summarizes the balances of and weighted average interest rates ("WAIR") for the Company's deposits at December 31:


                                                    1995                          1994
                                             --------------------          --------------------
                                              WAIR      BALANCE             WAIR      BALANCE
                                             -----      ---------          -----     ----------
Money market savings and checking            1.42%         34,708          2.40%     $   86,443
Checking/NOW accounts                        0.22%         29,156          0.92%         32,798
Passbook                                     1.82%         30,595          1.50%         27,327
Certificates of deposit
  3.00% or less                                               650                         5,308
  3.01% - 4.00%                                             8,086                       107,304
  4.01% - 5.00%                                           133,168                       233,735
  5.01% - 6.00%                                           321,296                       102,868
  6.01% - 7.00%                                           128,055                        42,157
  7.01% - 8.00%                                            12,244                        10,710
  8.01% - 9.00%                                                50                           621
  9.01% or more                                                                             111
                                                        ---------                     ---------

                                             5.04%      $ 698,008          4.20%      $ 649,382
                                            ------      ---------         ------      ---------
                                            ------      ---------         ------     ----------


Interest expense on deposits, by type of account, for the years ended December 31 is summarized as follows:


                                       1995           1994           1993
                                    ---------      ---------      ---------
Checking                            $     485      $     523      $   1,450
Passbook                                1,228          3,217          3,827
Certificates of deposit                31,880         25,954         31,285
                                    ---------      ---------      ---------
                                    $  33,593      $  29,694      $  36,562
                                    ---------      ---------      ---------
                                    ---------      ---------      ---------


Brokered deposits at December 31, 1995 mature as follows:


                                                                 AMOUNT
                                                               --------
                            1996                               $ 1,433
                            1997                                    99
                                                               -------
                                                               $ 1,532
                                                               -------
                                                               -------

The Company had public fund deposits of $199,000 and $496,000 in December 31, 1995 and 1994, respectively, from government agencies that are partially collateralized by real estate loans having unpaid principal balances of $2,314,000 and $2,862,000 at December 31, 1995 and 1994, respectively.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1995
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)


NOTE J - SHORT-TERM BORROWINGS

To supplement its funding needs, the Company entered into reverse repurchase agreements, in which it sells securities with an agreement to repurchase the same securities at a specific future date (overnight to 90 days). The Company enters into such transactions only with dealers determined by management to be financially strong and who are recognized as primary dealers in U.S. Treasury securities by the Federal Reserve Board. The following schedule summarizes information relating to the Company's reverse repurchase agreements for the periods presented:

                                                1995        1994        1993
                                              ---------   ---------   ---------
Average balance during the year               $  10,694   $  14,333   $   3,939
Average interest rate during the year             6.06%       5.23%       3.30%
Maximum month-end balance during the year        38,575      48,365      24,088
Mortgage-backed and agency securities
 underlying the agreements at year end:
   Carrying value                                            55,855
   Estimated market value                                    52,506
Outstanding reverse repurchase agreements
   Balance                                                   47,141
   Interest rate                                              5.85%



The Company also borrows from the FHLB System as an additional source of funds for operations. The FHLB system functions as a source of credit to savings institutions which are members of a Federal Home Loan Bank. The Company may apply for advances from the FHLB secured by the capital stock of the FHLB owned by the Company and certain of the Company's mortgages and other assets (principally obligations issued or guaranteed by the United States Government or agencies thereof). Advances can be requested for any business purpose in which the Company is authorized to engage. In granting advances, the FHLB considers a member's credit worthiness and other relevant factors.

The company last obtained an advance from the FHLB in September 1995 for $15 million, which was repaid at maturity in December 1995. The Bank had pledged real estate loans with an unpaid principal balance of $75,292,000 at December 31, 1995 to be used as collateral for advances from the FHLB.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1995
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)


NOTE K - INCOME TAXES

Provision (benefit) for income taxes for the years ended December 31 consists of the following:


                             1995               1994                 1993
                        -----------         -----------         -----------
Current
 Federal                   $    615         $   (6,333)         $  (11,153)
 State                            2                  2
                        -----------         -----------         -----------
                                617             (6,331)            (11,153)
                        -----------         -----------         -----------
Deferred
 Federal                                         6,454               3,505
 State
                        -----------         -----------         -----------
                                                 6,454               3,505
                        -----------        ------------         -----------
                        $       617        $       123          $   (7,648)
                        -----------        ------------         -----------
                        -----------        ------------         -----------


The components of the net deferred income tax liability (asset) at December 31 are summarized as follows:


                                                1995                1994
                                            -----------         -----------
 Deferred income tax liabilities
   Loan fees                                $    3,391          $    3,429
   Unrealized gain on securities                                       979
   FHLB stock                                    1,187               1,081
   Depreciation                                    719                 771
   Accrued interest                                                    114
   Other                                           493                 919
                                            -----------         -----------
                                                 5,790               7,293
                                            -----------         -----------
Deferred income tax assets
  Bad debts                                    (10,637)            (11,398)
  State NOL carryforward                        (1,545)             (1,932)
  Federal AMT credit carryforward                 (936)               (936)
  Federal NOL carryforward                      (7,440)               (348)
  Delinquent interest                             (450)               (450)
  Reserve for loss on assets                                          (337)
  Other                                         (1,166)             (3,533)
                                            -----------         -----------
                                               (22,174)            (18,934)
                                            -----------         -----------
Valuation allowance                            (16,384)            (11,641)
                                            -----------         -----------
  Net deferred income tax assets            $        0          $        0
                                            -----------         -----------
                                            -----------         -----------

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1995
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)


At September 30, 1995, the Company had (1) a federal net operating loss carryforward of $1,024,000 expiring in 2009 and an estimated federal net operating loss carryforward of $21,900,000 expiring in 2010, (2) state net operating loss carryforwards of $2,099,000 and $2,241,000 expiring in 1997 and 1999, respectively and an estimated net operating loss carryforward of $9,300,000 expiring in 2000, and (3) a federal alternative minimum tax credit carryover of $936,000 which can be carried forward indefinitely.

The income tax (receivable) liability at December 31 consists of the following:


                                                1995                1994
                                            -----------         -----------
Current
 Federal                                    $                   $      365
 State                                                              (2,630)
                                            -----------         -----------
                                                                    (2,265)
                                            -----------         -----------
Deferred
 Federal
  Income tax asset                             (12,066)             (6,548)
  Valuation allowance                           12,066               6,548
 State
  Income tax asset                              (4,318)             (5,093)
  Valuation allowance                            4,318               5,093
                                            -----------         -----------
                                            $        0          $        0
                                            -----------         -----------
                                            -----------         -----------


During 1994, the Company received refundable federal income taxes of $22,767,000 stemming from carryback claims filed in 1994 for the tax years 1992, 1991, and 1990.

The table below summarizes the differences between the statutory income tax rate and the Company's effective tax rate for the years ended December 31:

                                                   1995       1994       1993
                                                  --------  --------   --------
Federal income tax (benefit) rate                 (35.00%)   (35.00%)  (35.00%)
Addition (reduction) in rate resulting from
    Valuation allowance                            40.00      69.20     14.80
    Goodwill amortization and charge-off           (1.20)    (30.00)     1.40
    California franchise tax, net of
     federal income taxes
    Other                                           0.70       0.10     (1.70)
                                                  --------  --------   --------
                                                    4.50%      4.30%    20.50%
                                                  --------  --------   --------
                                                  --------  --------   --------


                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1995
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)


NOTE L - DISPOSITION OF DEPOSITS AND PREMISES

During 1995 and 1994, the Company sold certain of its branch deposits and sold or closed the related branch facilities, consolidated deposits from certain branches and sold the related facilities, and sold its two owned corporate office buildings. The table below sets forth the composition of the net gain realized from these transactions:

                                                                     YEARS ENDED DECEMBER 31,
                                                        -------------------------------------------------
                                                          1995                1994                1993
                                                        ---------         -----------          ----------
Deposits sold                                           $ 17,072          $  186,534
                                                        ---------         -----------          ----------
                                                        ---------         -----------          ----------
Net premium received from sales of deposits                  265               3,274

Loss on disposition of premises
    Proceeds received                                        743               5,782
    Net book value at disposition                           (922)             (5,721)
    Provision for loss on disposition                       (203)               (500)             (1,500)
                                                        ---------         -----------         -----------
    Net loss from disposition of premises                   (382)               (439)             (1,500)

    Writeoff of intangibles                                                                       (2,566)
                                                        ---------         -----------         -----------
    Net gain (loss)                                     $   (117)         $     2,835         $   (4,066)
                                                        ---------         -----------         -----------
                                                        ---------         -----------         -----------


During 1995, one branch was sold with deposits of $17,072,000. The Company received a premium of $265,000 on these deposits as well as $743,000 for the premises resulting in a gain of $86,000. Also during 1995, an agreement was reached to sell a branch office facility at year end. The reserve for estimated loss on this facility was $753,000. The sale was completed at no additional loss to the Company in February 1996.

The table above also includes the sale of the Company's two owned corporate headquarters buildings during 1994. These sales were financed by the Company and the resulting financings have been discounted in order to produce a market yield over the contractual terms of the loans. Including the discounted financings, these two sales produced net proceeds of $2,319,000 compared with a net book value at disposition of $1,902,000.

During 1994, reserves were established for the estimated future net lease obligations associated with closed branch facilities. During 1993, reserves were established for the estimated loss associated with the disposition, completed during 1994, of the Company's owned corporate buildings. During 1993, the Company wrote-off the remaining balance of intangible assets associated with certain deposits and branch facilities acquired during the 1980's, based upon management's conclusion that such intangibles retained no further value. The branch deposits and related facilities to which these intangibles related were sold during 1994.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1995
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)


NOTE M - EMPLOYEE BENEFIT PLANS

The Company has an Employee Stock Ownership Plan ("ESOP") that previously covered substantially all employees over 21 years of age who met minimum service requirements. The company froze the ESOP effective December 15, 1995. As part of the freezing of the ESOP, all accounts under it became fully vested and nonforfeitable as of December 15, 1995. The ESOP owns 173,447 shares of the Company's common stock. As of December 31, 1995, the Company had a loan receivable from the ESOP of $143,000 collateralized by 9,833 shares of common stock owned by ESOP.

In place of the ESOP, the Company is establishing a 401(k) plan to be effective April 1, 1996. The Bank will make a matching contribution equal to 100% of the amount each participant elects to defer up to a maximum of 3% of the participant's compensation for the calendar quarter. All individuals employed on March 1, 1996 will be eligible to participate. Thereafter, the employee must be employed for 6 months, have at least 500 hours, and be over 21 years of age.

The Company has a retirement income plan ("Retirement Plan") that previously covered substantially all employees over 21 years of age who met minimum service requirements. The Company does not have an accumulated post-retirement benefit obligation associated with the Retirement Plan at December 31, 1995, as the assets of the Retirement Plan exceeded the vested benefits of participants. At that date, participant's benefits were fixed at their levels as of May 1989.

During 1993, the Company's Board of Directors established a stock option plan ("Option Plan") for the purpose of rewarding exemplary performance by key employees of the Company and the Bank and to assist in the recruiting and retaining key employees. The Option Plan was approved by stockholders in May 1994 and provides for the issuance of a maximum of 455,000 shares of common stock of the Company. Participants that are granted options will have the right to purchase a number of shares of common stock covered by the option for a fixed period of time at a price determined at the time of grant.

Options to purchase 247,500 shares were granted during 1994 at prices ranging from $13.48 to $14.75. Subsequent to the initial grants, the Board of Directors approved a reduction of the option price for all outstanding options to the then market price for the Company's common stock of $7.22. During 1995, these grants were canceled and replaced with options to purchase 700,000 shares. 360,000 of these options were issued to the senior executives at an exercise price of $4.65. The remaining 340,000 shares were issued to other executives at an exercise price of $5.26 per share.


NOTE N - CAPITAL OFFERING

The Company sold $27 million of "investment units" at a price of $500,000 per unit in a private placement offering (the "Offering"), each investment unit consisting of $250,000 principal amount of the Company's senior notes ("Senior Notes"), five shares of the Company's cumulative preferred stock, series A ("Preferred Stock"), and a warrant to purchase 44,000 shares of the Company's common stock ("Warrants"). The Company's contribution of $19 million of the net proceeds of the Offering as qualifying Tier 1 capital into the Bank during December satisfied the capital-raising provisions of a Prompt Correction Action Directive ("PCA") issued in June by the OTS and enabled the Bank to meet the quantitative requirements to be categorized as a "well-capitalized" institution.

Upon completion of the offering, the Company recorded the Senior Notes, with a face amount of $13,500,000, at $11,994,000. The Senior Notes carry an annual stated interest rate of 12% and have an annual effective yield of 16.5% after the recording of Original Issue Discount ("OID") of $1,506,000. The OID will be accreted using the constant yield method

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1995
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)


over the five year term of the Senior Notes. During 1995, the Company recorded $12,000 of OID as part of its interest expense. Interest, which is required to be paid semi-annually at the stated interest rate, has been prefunded for 3 years out of the proceeds of the Offering. Of this $4,860,000 in prefunded interest, $4,845,000 has since been invested in U.S. Government securities, $10,000 was used to purchase interest on the securities and was recorded with other assets, and $5,000 is still in cash. See NOTES B and D. Thereafter, interest will be payable either in cash or in an equivalent value (determined in accordance with the relevant agreement) in common stock of the Company.

The Company also recorded the receipt of $12,760,000 from the issuance of 270 shares of Preferred Stock with a par value of $.01 as capital in excess of par value - preferred stock. The Preferred Stock requires quarterly dividends at an annual rate of 18% on the $13,500,000 liquidating value of the stock. This dividend is cumulative, but deferred for the first 18 months. Thereafter, dividends will be payable either in cash or in an equivalent value (determined in accordance with the provisions of the relevant agreement) in common stock of the Company.

The Warrants are valued at $2,245,000 and entitle the holders to purchase 2.4 million shares of newly-issued common stock of the Company at a fixed price of $2.25 per share. The Warrants are not exercisable for the first three years following their issuance and will terminate ten years after their issuance.

The Company incurred offering expenses of $2,336,000 which were attributable evenly to the Senior Notes and the Preferred Stock. The $1,168,000 attributable to the Senior Notes has been capitalized and included with other assets and will be amortized over the five year term of the Senior Notes. During 1995, the Company recorded amortization of $11,000 related to these capitalized expenses. The $1,168,000 attributable to the Preferred Stock has been recorded as a reduction to capital in excess of par value - Preferred Stock.


NOTE O - STOCKHOLDERS' EQUITY

Retained earnings, which include bad debt deductions of approximately $21,700,000 for federal income tax purposes at December 31, 1995, are restricted and may be used only for the absorption of losses on loans and real estate acquired through foreclosure. They are not subject to federal income tax unless used for other purposes. The Company has not provided for federal income tax on these amounts, since it is not contemplated that such amounts will be used for purposes other than to absorb such losses.

The Financial Institutions Reform, Recovery and Enforcement Act of 1989, ("FIRREA") and the capital regulations of the OTS promulgated thereunder (the "Capital Regulations") established three capital requirements - a "leverage limit," a "tangible capital requirement" and a "risk-based capital requirement."

These capital standards established by FIRREA are required, with certain exceptions, to be no less stringent than the capital standards applicable to national banks. The OTS may also establish, on a case-by-case basis, individual minimum capital requirements for a savings institution which vary from the requirements that would otherwise apply under the Capital Regulations.

The leverage limit currently included in the Capital Regulations requires a savings institutions to maintain "core capital" of not less than 3.0% of adjusted total assets. "Core Capital" generally includes common stockholders' equity (including common stock, paid in capital, and permanent noncumulative preferred stock) less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships).

The tangible capital requirement adopted by the OTS requires a savings institution to maintain "tangible capital" in an amount not less than 1.5% of adjusted total assets. "Tangible capital" means core capital less any intangible assets (including supervisory goodwill), plus certain mortgage service rights, subject to certain limitations.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1995
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)


The risk-based capital requirements provide, among other things, that the capital ratios applicable to various classes of assets are to be adjusted to reflect the degree of credit risk deemed to be associated with such assets. In addition, the asset base for computing a savings institution's risk-based capital requirement includes certain off-balance sheet items. Generally, the Capital Regulations require savings institutions to maintain "total capital" equal to 8.0% of risk-weighted assets. "Total Capital" for these purposes consists of core capital and supplementary capital. Supplementary capital includes, among other things and subject to certain limitations, general loan valuation allowances. Such general valuation allowances can generally be included up to 1.25% of risk-weighted assets. The Bank's supplementary capital included $6,088,000 of general valuation allowances at December 31, 1995. A savings institution's supplementary capital may be used to satisfy the risk-based capital requirement only to the extent of that institution's core capital.

In measuring an association's compliance with all three standards under the Capital Regulations, savings associations must deduct their investments in, and advances to, subsidiaries engaged in activities not permissible for national banks from their capital. In computing an association's total capital for purposes of the risk-based capital standard, similar capital deduction and phase-in provisions generally apply to: (a) other equity investments in equity securities (not meeting the definition of a subsidiary) and in real estate and
(b) that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio. Under FIRREA, the Federal Deposit Insurance Corporation ("FDIC") may suspend deposit insurance for an association that has no tangible capital (computed by considering qualifying supervisory goodwill).

Any savings association that is not in compliance with its regulatory capital requirements must, within 60 days from the date the savings association falls out of compliance, submit a capital plan acceptable to the OTS demonstrating how the savings association will meet applicable capital standards. The OTS places an asset growth restriction on all institutions failing any of the three capital standards pending review of their capital plans and consideration of future growth restrictions.

The OTS may treat the failure of any savings association to maintain capital at or above the minimum required levels or to comply with an approved capital plan as an "unsafe and unsound practice." In general, unsafe and unsound practices are subject to a number of enforcement actions, including the appointment of a conservator or receiver.

An OTS regulated institution is required to maintain additional risk-based capital equal to half of the amount by which a decline in its "net portfolio equity" that would result from a hypothetical 200 basis point change (up or down depending on which would result in the greater reduction in net portfolio value) in interest rates on its assets and liabilities exceeds 2% of the institution's estimated "economic value" or its assets. In order to preserve the prompt corrective action capital category system (described below) the regulation requires that the foregoing amount be subtracted from actual capital rather than requiring that an institution's normal capital requirements be increased by that amount. The OTS states that implementation of this amendment to its regulations will require additional capital to be maintained only by institutions having "above normal" interest rate risk. An institution's "net portfolio value" is defined for this purpose as the difference between the aggregate expected future cash outflows on its liabilities, plus the net expected cash inflows from existing off-balance sheet contracts, each discounted to present value. The estimated "economic value" of an institution's assets is defined as the discounted present value of the estimated future cash flows from its assets. At December 31, 1995, the OTS had temporarily suspended the implementation of its interest rate risk regulation. Had the regulation been in effect at December 31, 1995, the Bank would not have been required to deduct from risk-based capital any amount due to an interest rate risk exposure component using the Bank's reported balance sheet information as of September 30, 1995.

FIRREA and the capital regulations require the Bank to maintain (1) Tangible Capital of at least 1.5% of Adjusted Total Assets (as defined in the regulations); (2) Core Capital of at least 3.0% of Adjusted Total Assets (as defined in

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1995
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)


the regulations); and (3) Total Risk-based Capital equal to 8.0% of Total Risk-weighted Assets (as defined in the regulations).

The following table summarizes the regulatory capital requirements under FIRREA for the Bank at December 31, 1995. As indicated in the table, the Bank's capital levels exceed all three of the currently applicable minimum FIRREA capital requirements (dollars are in thousands).

                                            TANGIBLE CAPITAL                 CORE CAPITAL              RISK-BASED CAPITAL
                                      ---------------------------   ---------------------------   ---------------------------
                                        BALANCE            %          BALANCE            %          BALANCE            %
                                      ------------   ------------   ------------   ------------   ------------   ------------

Stockholders' equity (1)                $   43,539                     $  43,539                    $   43,539
  Adjustments
    General valuation
      allowances                                                                                         6,088
    Core deposit intangibles                  (179)                         (179)                         (179)
    Interest rate risk component (2)
                                      ------------   ------------   ------------   ------------   ------------   ------------
Regulatory capital                          43,360          5.80%         43,360          5.80%         49,448         10.27%
Require minimum                             11,213          1.50%         22,425          3.00%         38,508          8.00%
                                      ------------   ------------   ------------   ------------   ------------   ------------
Excess capital                          $   32,147          4.30%      $  20,935          2.80%      $  10,940          2.27%
                                      ------------   ------------   ------------   ------------   ------------   ------------
                                      ------------   ------------   ------------   ------------   ------------   ------------
Adjusted assets (3)                     $  747,510                    $  747,510                    $  481,347
                                      ------------                  ------------                  ------------
                                      ------------                  ------------                  ------------

____________________
     (1) The Bank's total stockholders' equity, exclusive of the unrealized loss of $5,000 on available-for-sale securities, was 5.82% of its total assets at December 31, 1995. The Company contributed cash of $20 million to the Bank during 1995 to improve the capital position of the Bank, including $19 million in December 1995 after successful completion of the private placement, to satisfy the requirements of the PCA Directive. SEE CAPITALIZATION.

     (2) At December 31, 1995, the OTS had temporarily suspended the application of its interest rate risk regulation. Had the regulation been in effect at December 31, 1995, the Bank would not have been required to deduct from risk-based capital any amount due to an interest rate risk exposure component as computed by the OTS as one-half of the excess of the estimated change in the Bank's net portfolio value (determined in accordance with OTS regulations) over a normal change in net portfolio value (2%) assuming an immediate and sustained 200 basis point increase in interest rates, using the Bank's reported balance sheet information as of September 30, 1995.

     (3) The term "adjusted assets" refers to the term "adjusted total assets" as defined in 12 C.F.R. Section 567.1(a) for purposes of tangible and core capital requirements, and for purposes of risk-based capital requirements, refers to the term "risk-weighted assets" as defined in 12 C.F.R. Section 567.1(b).

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1995
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)


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


                                                             RATIO OF            RATIO OF
                                         RATIO OF         CORE CAPITAL TO    TOTAL CAPITAL TO
                                       CORE CAPITAL        RISK-WEIGHTED       RISK-WEIGHTED
                                      TO TOTAL ASSETS         ASSETS              ASSETS
                                     -----------------   -----------------   -----------------
Well capitalized                        5% or above         6% or above        10% or above
Adequately capitalized                  4% or above         4% or above         8% or above
Under capitalized                        Under 4%            Under 4%            Under 8%
Significantly undercapitalized           Under 3%            Under 3%            Under 6%
Critically undercapitalized          Ratio of tangible equity to adjusted total assets of 2% or less


     The Bank's ratios at December 31, 1995 are set forth below.

          Ratio of Core Capital to Total Assets (Leverage ratio)         5.80%

          Ratio of Core Capital to Risk-weighted Assets                  9.01%

          Ratio of Total Capital to Risk-weighted Assets                10.27%

     At December 31, 1995, the Bank's capital ratios exceeded the capital ratio requirements for the Bank to qualify as a "well capitalized" institution.

The OTS also has authority, after an opportunity for a hearing, to downgrade an institution from "well-capitalized" to "adequately capitalized" or to subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower category, if the OTS deems such action to be appropriate as a result of supervisory concerns.

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


NOTE P - REGULATORY MATTERS

In early 1993, the OTS completed its annual examination of the Bank, and issued its report thereon, dated March 5, 1993. In their report, the OTS concluded that the Bank's future viability was threatened by inadequacies in the Board of Directors and management, deteriorating asset quality and moderate-to-high interest rate risk. The Board of Directors was advised to restructure itself and to strengthen management, to commence actions to improve loan underwriting controls, to improve the internal asset review system, to reduce large concentrations of construction and land loans to certain developer borrowers and to improve the internal audit department. The OTS also communicated its intention to consider assessing civil money penalties against current and former Directors of the

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1995
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)


Bank arising from the perceived noncompliance with the previously issued cease and desist order and letter directive. In connection with the OTS' examination, additional provisions for loan and real estate losses were recorded, in the aggregate amount of $54,617,000, as of September 30, 1992.


On March 31, 1993, the Company's and the Bank's President and Chief Executive Officer, Vernon Herbst retired. In July 1993, the Board of Directors of the Company and the Bank hired a new President and Chief Executive Officer, Scott A. Braly. Mr. Braly was approved by the OTS prior to commencing his employment. During the period from August through December 1993, a full complement of senior management was hired covering each of the Bank's line and staff units, and previous management was either terminated or reassigned. Subsequent to the OTS' 1992/1993 examination, two new non-management Directors were appointed by the Boards of Directors of the Bank and the Company.

On June 30, 1995, the Bank and its Board of Directors stipulated and consented to the issuance of a prompt corrective action directive ("PCA Directive") issued by the OTS, the Bank's primary regulator. The PCA Directive was issued as a condition of acceptance by the OTS of the Bank's capital restoration plan. The Directive required the Bank, among other things, (i) to comply with the terms of the revised business plan, (ii) to achieve a capital infusion of between $15 million and $20 million by December 15, 1995, (iii) to retain an investment banking firm to assist in the recapitalization of the Bank, (iv) to comply with all of the mandatory prompt corrective action provisions automatically applicable to the Bank based on its prompt corrective action capital category, and (v) to maintain its total assets at a level not to exceed its total assets as of year end 1994. Unless otherwise approved by the OTS, the Directive also required that the Bank comply with an OTS-approved time schedule specifying dates between the execution of the Directive and December 15, 1995 by which the Bank must complete specific intermediate steps toward achievement of the capital infusion required by the Directive. Failure to comply with the Directive could have resulted in a forced sale of the Bank at a distressed price under regulatory compulsion or the appointment of a conservator or receiver for the Bank. In addition, the Directive stated that it does not prevent the OTS from taking any other type of supervisory, enforcement or resolution action that the OTS determines to be appropriate.

In early December 1995, the Company successfully completed the sale of $27 million of "investment units" by the Company in a private placement. The investment units consist of equal amounts of senior notes and a new class of preferred stock, together with warrants to purchase common stock of the Company. The Company's contribution of $19 million of the net proceeds of the private placement as qualifying Tier 1 capital into the Bank during December satisfied the PCA Directive. With the infusion of capital into the Bank, the OTS terminated the PCA Directive and released the Bank from its capital plan - SEE NOTE N.

The FDIC administers two separate deposit insurance funds. The Bank Insurance Fund ("BIF") insures the deposits of commercial banks and other institutions that were insured by the FDIC prior to the enactment of FIRREA. The SAIF insures the deposits of savings institutions and other institutions that were insured by the FSLIC prior to enactment of FIRREA. The FDIC is authorized to increase deposit insurance premiums, if it determines such increases are appropriate, to maintain the reserves of either the SAIF or the BIF or to fund the administration of the FDIC. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members.

The SAIF and the BIF are each required by statute to attain and thereafter to maintain a reserve to deposits ratio of 1.25%. The BIF has reached the required reserve level, whereas, based upon projections by the FDIC, the SAIF is not expected to reach its targeted ratio until at least the year 2002, or later. This disparity arises from the BIF's greater premium revenues and the requirement that a substantial portion of the SAIF premiums be used to repay bonds (commonly referred to as the "FICO Bonds") that were issued by a specially created federal corporation for the purpose of funding failed thrift institutions. In November 1995, the FDIC reduced its deposit insurance premiums for BIF member institutions to a range of 0.00% (subject to a statutory minimum of $2,000 in annual

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1995
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)


assessments) to .27% of insured deposits, with an historical low average of approximately .04%, effective beginning with the semiannual period commencing January 1, 1996. The FDIC maintained the range of deposit insurance premiums assessable against SAIF member institutions at .23% to .31%.

The deposit premium rate disparity between BIF-insured institutions and SAIF-insured institutions places SAIF-insured institutions at a significant competitive disadvantage due to their higher premium costs and may worsen the financial condition of the SAIF by leading to a shrinkage in its deposit base.
A number of proposals for assisting the SAIF in attaining its required reserve level, and thereby permitting SAIF deposit insurance premiums to be reduced to levels at or near those paid by BIF-insured institutions, have been under discussion in Congress and among various of the affected parties and relevant government agencies. Congress proposed, as part of the budget reconciliation bill submitted to and vetoed by the President, a one-time, special assessment on all savings institutions to recapitalize the SAIF. The proposal would have required SAIF-insured institutions to pay a one-time special assessment on January 1, 1996 (estimated to be between approximately 80 and 90 basis points on deposits) and would provide for a pro rata sharing by all federally insured institutions of the obligation, now borne entirely by SAIF-insured institutions, to repay the above-mentioned FICO Bonds. If the proposed legislation were ultimately to become law, the special assessment would be reported in the Bank's statement of operations in the quarter during which the budget reconciliation bill (or such other bill to which such legislation may be attached) is finally agreed to by the Congress and signed by the President.

Also included in the budget reconciliation bill were provisions that would eliminate the deduction for additions to tax bad debt reserves available to qualifying thrift institutions under existing provisions of the Internal Revenue Code. The bill would also generally have required "recapture" (i.e., inclusion in taxable income) of the balance of such reserve accounts to the extent they exceed a base year amount (generally the balance of reserves as of December 31, 1987 reduced proportionately for any reduction in an institution's loan portfolio) in ratable installments over a six-year period. The legislation would also, as under existing law, have required recapture of reserves, including the base year amounts, in the event of certain distributions to shareholders in excess of current or accumulated earnings and profits, or redemptions, or in the event of liquidations or certain mergers or other corporate transactions.

Management cannot predict whether or in what form the above described legislation will be enacted or the effect of such legislation, if adopted, on the Bank's operations and financial condition. Management believes, however, that certain of the provisions of such proposed legislation could benefit the Bank and its shareholders through eliminating one source of financial uncertainty facing thrift institutions in the current environment and by providing greater operating flexibility to pursue its business strategies. A significant increase in SAIF premiums or a significant surcharge to recapitalize the SAIF, however, would have an adverse effect on the operating expenses and results of operations of the Bank and the Company during the period thereof and would reduce the Bank's regulatory capital on at least a temporary basis.


NOTE Q - DERIVATIVE FINANCIAL INSTRUMENTS

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks.

Interest rate cap agreements are used to reduce the potential impact of increases in interest rates on repriceable liabilities. At December 31, 1995, the Company was a party to one interest rate cap agreement, with a notional amount of $450,000,000 and an expiration in March 1996. The Company had not entered into any other derivative instrument contracts at December 31, 1995. The agreement entitles the Company to receive from the counterparty,

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1995
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)


on a quarterly basis, the amount, if any, of the excess of the 3 month LIBOR rate over 7.34%. The Company amortizes the cost of this cap over its life. The unamortized premium at December 31, 1995 was $23,000.

The Company is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate caps but has no off-balance-sheet credit risk of accounting loss. The Company anticipates that the counterparty will be able to fully satisfy its obligation under the contract. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of counterparties.


NOTE R - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company had a number of lawsuits and claims pending December 31, 1995. Management and its legal counsel do not believe that disposition of such lawsuits and pending claims will have a material adverse effect upon the Company's consolidated financial position or results of operations.

LENDING COMMITMENTS

At December 31, 1995, the Company had outstanding commitments to originate loans of $27,639,000 and had commitments to fund the undisbursed portion of existing construction loans of $14,899,000.

ERRORS AND OMISSIONS INSURANCE

The Company had a mortgagee's errors and omissions insurance policy as of December 31, 1995. The Company did not have errors and omissions insurance on other aspects of its operation.


LEASES

The Company has entered into agreements to lease certain office facilities under operating leases which expire at various dates to the year 2009. The leases generally provide that the Company pay property taxes, insurance and other items. Current rental commitments for the remaining terms of these noncancelable leases are as follows:


                                                           AMOUNT
                                                         ---------
              1996                                        $ 1,142
              1997                                          1,128
              1998                                          1,134
              1999                                          1,140
        Thereafter                                          2,165
                                                         ---------
                                                          $ 6,709
                                                         ---------
                                                         ---------

Lease expense for office facilities was $966,000, $767,000, and $809,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1995
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)


NOTE S - ESTIMATED FAIR VALUE INFORMATION

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and or estimation methodologies may have a material effect on the estimated fair value amounts.


                                                       1995                          1994
                                            --------------------------    --------------------------
                                                            ESTIMATED                     ESTIMATED
                                              CARRYING        FAIR          CARRYING        FAIR
                                               AMOUNT        VALUE           AMOUNT         VALUE
                                             -----------   -----------     -----------   -----------
Assets
    Cash and cash equivalents                $  14,015      $  14,015      $  18,063      $  18,063
    Investment securities                       62,787         62,793         43,916         43,047
    Mortgage-backed securities                                                57,395         53,993
    Loans receivable                           617,328        627,090        537,020        504,465
                                            -----------    -----------    -----------    -----------
                                             $ 694,130      $ 703,898      $ 656,394      $ 619,568
                                            -----------    -----------    -----------    -----------
                                            -----------    -----------    -----------    -----------
Liabilities
    Deposits
        Money market savings and checking    $  34,708      $  34,675      $  86,443      $  86,289
        Passbook                                30,595         30,557         27,327         27,293
        Checking                                26,241         26,220         32,798         32,771
        Certificates of deposits               603,549        590,080        502,814        465,775
        Noninterest bearing demands              2,915          2,915
    Reverse repurchase agreements                                             47,141         46,906
                                            -----------    -----------    -----------    -----------
                                             $ 698,008      $ 684,447      $ 696,523      $ 659,034
                                            -----------    -----------    -----------    -----------
                                            -----------    -----------    -----------    -----------

The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value are explained below.

For cash and cash equivalents, the carrying amount is considered to be their estimated fair value.

For investment securities and mortgage-backed securities, fair values are based on quoted market prices obtained from an independent pricing service (NOTES A, D and E).

The carrying amount of loans receivable is their contractual amounts outstanding reduced by net deferred loan origination fees and the allowance for loan losses (NOTE F). Variable rate loans consist primarily of loans whose interest rates float with changes in either a specified bank's reference rate or the FHLB eleventh district cost of funds index.

The fair value of both variable and fixed rate loans was estimated by discounting the remaining contractual cash flows using the estimated current rate at which similar loans would be made to borrowers with similar credit risk characteristics over the same remaining maturities, reduced by net deferred loan origination fees and the allocable

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1995
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)


portion of the allowance for the loan losses. The estimated current rate for discounting purposes was not adjusted for any change in borrowers' credit risks since the origination of such loans. Rather, the allocable portion of the allowance for loan losses is considered to provide for such changes in estimating fair value.

The fair value of nonaccrual loans (NOTE F) has been estimated at their carrying amount as it is practicable to reasonably assess the credit risk adjustment that would be applied in the market place for such loans.

The withdrawable amounts for checking accounts are considered to be stated at their estimated fair value. The fair value of passbook accounts and fixed-maturity certificates of deposits is estimated using the rates currently offered for deposits of similar remaining maturities.

The fair value of reverse repurchase agreements is estimated using the rates currently offered on similar collateral.

The fair value of the interest rate cap is based upon the quoted termination price as of the reporting date, as provided by independent dealers in these instruments. As such, the interest rate cap had no fair value at year end.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented above.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1995
                  (DOLLARS AMOUNTS IN TABLES ARE IN THOUSANDS)


NOTE T - SEPARATE PARENT COMPANY FINANCIAL STATEMENTS

STATEMENTS OF FINANCIAL CONDITION


                                                     DECEMBER 31
                                                ---------------------
                                                    1995         1994
                                                ---------- ----------
ASSETS
Cash at the Bank                                   $ 1,829    $ 1,069
Investment securities                                4,856
Loans receivable                                                  876
Real estate owned                                                 753
Investment in subsidiary                            43,534     38,438
Other assets                                         1,216         24
                                                ---------- ----------
                                                  $ 51,435   $ 41,160
                                                ---------- ----------
                                                ---------- ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and other liabilities               $ 463      $ 333

Senior debt                                         12,006
                                                ---------- ----------
                                                  $ 12,469      $ 333
Stockholders' equity
 Capital stock                                          26      2,605
 Cumulative perpetual preferred stock, series A
 Capital in excess of par value - common stock       7,745      2,921
 Capital in excess of par value - preferred stock   11,592
 Unrealized gain on available-for-sale securities        6      1,393
 Retained earnings - partially restricted           19,788     34,122
                                                ---------- ----------
                                                    39,157     41,041
Less
 Treasury stock, at cost - 5,400 shares                (48)       (48)
 Loan to Bank ESOP                                    (143)      (166)
                                                ---------- ----------
                                                    38,966     40,827
                                                ---------- ----------
                                                  $ 51,435   $ 41,160
                                                ---------- ----------
                                                ---------- ----------

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1995
                  (DOLLARS AMOUNTS IN TABLES ARE IN THOUSANDS)


STATEMENTS OF OPERATIONS


                                                           YEARS ENDED DECEMBER 31,
                                         -------------------------------------------------
                                             1995                1994                1993
                                         ---------          ----------          ----------
Interest revenues
 Interest income
  Loans                                  $      49             $    79              $   91
  Investments                                   13
  From subsidiary                               12                  30                  70
                                         ---------          ----------          ----------
   Total interest revenues                      74                 109                 161

Interest costs                                 (92)
Provision for credit losses                                                           (648)
                                         ---------          ----------          ----------
   Net interest margin                         (18)                109                (487)

Noninterest revenues                            49                  96                 276
Operating costs                               (515)               (471)               (853)
Real estate operations, net                   (102)
Loss on sale of loans                          (89)
                                         ---------          ----------          ----------
  Pretax loss before equity in
   loss of subsidiary                         (675)               (266)             (1,064)

Income taxes                                   (37)
                                         ---------          ----------          ----------
  Loss before equity in
   loss of subsidiary                         (712)               (266)             (1,064)

Equity in loss of subsidiary               (13,505)             (2,697)            (28,546)
                                         ---------          ----------          ----------
   Net loss                              $ (14,217)           $ (2,963)         $  (29,610)
                                         ---------          ----------          ----------
                                         ---------          ----------          ----------

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1995
                  (DOLLARS AMOUNTS IN TABLES ARE IN THOUSANDS)

STATEMENTS OF CASH FLOWS

                                                                              YEARS ENDED DECEMBER 31,
                                                                      -----------------------------------------
                                                                         1995           1994           1993
                                                                      -----------    -----------    -----------
Cash flows from operating actvities
 Net loss                                                              $ (14,217)     $  (2,963)     $ (29,610)
 Adjustments
  Equity in undistributed loss of subsidiary                              13,505          2,697         28,546
  Depreciation and amortization                                              112
  Provision for credit losses                                                                               648
  Increase in interest receivable                                            (13)
  Loss on sale of REOs                                                        80
  Decrease (increase) in other assets                                     (1,178)                           12
  Increase (decrease) in accounts payable and other liabilities               14           (169)          (252)
                                                                      -----------    -----------    -----------
    Net cash used in operating activities                                  (1,697)          (435)          (656)
                                                                      -----------    -----------    -----------
Cash flows from investing activities
 Purchases of securities                                                  (4,845)
 Sales of loans receivable                                                   760
 Collection of loans receivable                                               16             76             98
 Net proceeds from real estate owned                                         671             (3)           (11)
                                                                      -----------    -----------    -----------
   Net cash provided (used) in investing activities                       (3,398)            73             87
                                                                      -----------    -----------    -----------
Cash flows from financing activities
 Net collection of ESOP loan                                                  23             21             21
 Cash dividend paid                                                                                       (651)
 Cash contribution to subsidiary                                         (20,000)          (750)
 Net proceeds from issuance of senior notes                               11,994
 Net proceeds from issuance of preferred stock                            12,760
 Net proceeds from issuance of warrants                                    1,078
                                                                      -----------    -----------    -----------
   Net cash provided (used) in financing activities                        5,855           (729)          (630)
                                                                      -----------    -----------    -----------
 Increase (decrease) in cash                                                 760         (1,091)        (1,199)

 Cash at beginning of year                                                 1,069          2,160          3,359
                                                                      -----------    -----------    -----------
 Cash at end of year                                                   $   1,829      $   1,069      $   2,160
                                                                      -----------    -----------    -----------
                                                                      -----------    -----------    -----------
Non-cash investing and financing items
 Real estate acquired in settlement of loans                                                           $ 1,398
 Net unrealized gain (loss) on available-for-sale securities           $      11         $ (180)         1,573

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1995
                  (DOLLARS AMOUNTS IN TABLES ARE IN THOUSANDS)


NOTE U - QUARTERLY INFORMATION (UNAUDITED)


                                                                     THREE MONTHS ENDED
                                                   -------------------------------------------------------
                                                     MAR 31,       JUNE 30,        SEP 30,        DEC 31,
                                                   ----------     ----------     ----------     ----------

YEAR ENDED DECEMBER 31, 1995
Interest revenues                                   $ 13,214       $ 12,718       $ 12,858       $ 14,596
Interest costs                                        (7,913)        (8,487)        (8,806)        (9,280)
                                                   ----------     ----------     ----------     ----------
Net interest margin before contractual
 interest on nonaccrual loans                          5,301          4,231          4,052          5,316

Contractual interest on nonaccrual loans                (730)          (677)          (420)          (565)
                                                   ----------     ----------     ----------     ----------
Net interest margin                                    4,571          3,554          3,632          4,751

Provision for credit losses                          (12,745)                       (1,700)          (450)
                                                   ----------     ----------     ----------     ----------

Net interest margin after provision
 for credit losses                                    (8,174)         3,554          1,932          4,301

Noninterest revenues                                     683            364            536            135
Operating costs                                       (5,121)        (4,919)        (4,375)        (4,774)
Real estate operations, net                              166            651         (2,989)           586
Other income                                           2,902            215            450            277
                                                   ----------     ----------     ----------     ----------
                                                      (9,544)          (135)        (4,446)           525

Income taxes                                            (585)                          (32)
                                                   ----------     ----------     ----------     ----------
Net earnings (loss)                                $ (10,129)        $ (135)      $ (4,478)         $ 525
                                                   ----------     ----------     ----------     ----------
                                                   ----------     ----------     ----------     ----------
Earnings (loss) per share (1)                        $ (3.90)       $ (0.05)       $ (1.72)        $ 0.13
                                                   ----------     ----------     ----------     ----------
                                                   ----------     ----------     ----------     ----------

- ----------------------
     (1)  Calculated using the modified Treasury method.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1995
                  (DOLLARS AMOUNTS IN TABLES ARE IN THOUSANDS)


                                                                     THREE MONTHS ENDED
                                                   -------------------------------------------------------
                                                     MAR 31,       JUNE 30,        SEP 30,        DEC 31,
                                                   ----------     ----------     ----------     ----------

YEAR ENDED DECEMBER 31, 1994
Interest revenues                                   $ 14,206       $ 13,793       $ 14,011       $ 13,227
Interest costs                                        (7,490)        (7,232)        (8,001)        (7,720)
                                                   ----------     ----------     ----------     ----------
Net interest margin before contractual
 interest on nonaccrual loans                          6,716          6,561          6,010          5,507

Contractual interest on nonaccrual loans              (1,654)        (1,595)        (1,429)          (988)
                                                   ----------     ----------     ----------     ----------
Net interest margin                                    5,062          4,966          4,581          4,519

Provision for credit losses                              (84)        (1,063)        (1,314)        (2,837)
                                                   ----------     ----------     ----------     ----------
Net interest margin after provision                    4,978          3,903          3,267          1,682
 for credit losses

Noninterest revenues                                     748            373            297            555
Operating costs                                       (5,045)        (5,151)        (5,089)        (4,902)
Real estate operations                                (1,182)          (125)          (131)           147
Disposition of deposits and premises                                     77          2,437            321
                                                   ----------     ----------     ----------     ----------
                                                        (501)          (923)           781         (2,197)

Income taxes                                             (81)           (45)           (11)            14
                                                   ----------     ----------     ----------     ----------

Net earnings (loss)                                   $ (582)        $ (968)         $ 770       $ (2,183)
                                                   ----------     ----------     ----------     ----------
                                                   ----------     ----------     ----------     ----------

Earnings (loss) per share                            $ (0.22)       $ (0.37)        $ 0.30        $ (0.85)
                                                   ----------     ----------     ----------     ----------
                                                   ----------     ----------     ----------     ----------

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1995
                  (DOLLARS AMOUNTS IN TABLES ARE IN THOUSANDS)


NOTE V - CONSOLIDATING SCHEDULES

                                                   HAWTHORNE      HAWTHORNE
                                                    SAVINGS       FINANCIAL    ELIMINATIONS   CONSOLIDATED
                                                  -----------    -----------   ------------   ------------
ASSETS
Cash and cash equivalents                          $  14,009      $   1,829      $  (1,823)     $  14,015
Investment securities                                 57,937          4,856                        62,793
Investment in subsidiary                                             43,534        (43,534)
Loans receivable, net                                617,316                            12        617,328
Real estate owned, net                                37,905                                       37,905
Accrued interest receivable                            3,570             13                         3,583
FHLB stock                                             6,312                                        6,312
Office property and equipment                          9,597                                        9,597
Other assets                                             859          1,203            (12)         2,050
                                                  -----------    -----------    -----------    -----------
                                                   $ 747,505      $  51,435      $ (45,357)     $ 753,583
                                                  -----------    -----------    -----------    -----------
                                                  -----------    -----------    -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Deposits                                          $ 699,831      $       -       $ (1,823)     $ 698,008
 Accounts payable and other liabilities                4,140            463                         4,603
 Senior debt                                                         12,006                        12,006
                                                  -----------    -----------    -----------    -----------
                                                     703,971         12,469         (1,823)       714,617

Stockholders' equity
 Capital stock                                           150             26           (150)            26
 Preferred Stock
 Capital in excess of par
  value - common stock                                   765          7,745           (765)         7,745
 Capital in excess of par
  value - preferred stock                                            11,592                        11,592
 Unrealized gain (loss) on available for
  for sale securities                                                     6                             6
 Retained earnings                                    42,619         19,788        (42,619)        19,788
                                                  -----------    -----------    -----------    -----------
                                                      43,534         39,157        (43,534)        39,157

 Less
   Treasury stock                                                       (48)                          (48)
   Loan to Bank ESOP                                                   (143)                         (143)
                                                  -----------    -----------    -----------    -----------
                                                      43,534         38,966        (43,534)        38,966
                                                  -----------    -----------    -----------    -----------
                                                   $ 747,505      $  51,435      $ (45,357)     $ 753,583
                                                  -----------    -----------    -----------    -----------
                                                  -----------    -----------    -----------    -----------

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1995
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)


                                              HAWTHORNE      HAWTHORNE
                                               SAVINGS       FINANCIAL    ELIMINATIONS   CONSOLIDATED
                                             ----------     ----------     ----------    ------------

Interest revenues
    Loans                                     $  47,818      $      49       $    (89)     $  47,778
    Investments                                   2,386             25            (12)         2,399
    Mortgage-backed securities                    3,209                                        3,209
                                             ------------   ------------   ------------   ------------
                                                 53,413             74           (101)        53,386
Interest costs
    Deposits                                    (33,605)                           12        (33,593)
    Borrowings                                     (801)           (92)                         (893)
                                             ------------   ------------   ------------   ------------
                                                (34,406)           (92)            12        (34,486)
Net interest margin before contractual
  interest on nonaccrual loans                   19,007            (18)           (89)        18,900

Contractual interest on nonaccrual loans         (2,392)                                      (2,392)
                                             ------------   ------------   ------------   ------------
Net interest margin                              16,615            (18)           (89)        16,508

Loan provision for credit losses                (14,895)                                     (14,895)
                                             ------------   ------------   ------------   ------------

Net interest margin after provision
  for credit losses                               1,720            (18)           (89)         1,613

Noninterest revenues                              1,730             49            (61)         1,718
Operating costs
    Employee                                     (9,807)           (87)                       (9,894)
    Occupancy                                    (2,841)                                      (2,841)
    Operating                                    (2,725)          (229)            61         (2,893)
    Professional                                 (1,100)          (199)                       (1,299)
    SAIF Premium and OTS assessment              (2,213)                                      (2,213)
    Goodwill amortization                           (49)                                         (49)
                                             ------------   ------------   ------------   ------------

                                                (15,285)          (484)           (89)       (15,858)

Real estate operations                           (1,484)          (102)                       (1,586)
Gain on sale of securities                        3,040                                        3,040
Other, net                                          804            (89)            89            804
                                             ------------   ------------   ------------   ------------

                                                (12,925)          (675)             -        (13,600)

Pretax loss before income taxes
  and equity in loss of subsidiary              (12,925)          (675)                      (13,600)

Income taxes                                       (580)           (37)                         (617)
                                             ------------   ------------   ------------   ------------

Loss before equity in loss
  of subsidiary                                 (13,505)          (712)                      (14,217)

Equity in loss of subsidiary                                   (13,505)        13,505
                                             ------------   ------------   ------------   ------------

NET EARNINGS (LOSS)                           $ (13,505)     $ (14,217)     $  13,505      $ (14,217)
                                             ------------   ------------   ------------   ------------
                                             ------------   ------------   ------------   ------------

                           MANAGEMENT'S ASSERTION REPORT

January 26, 1996

To our Stockholders:

FINANCIAL STATEMENTS

The management of Hawthorne Financial Corporation ("Company") and its subsidiary, Hawthorne Savings, F.S.B. is responsible for the preparation, integrity, and fair presentation of its published financial statements and all other information presented in this annual report. The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") and, as such, include amounts based on judgments and estimates made by management.

The financial statements have been audited by an independent accounting firm, which was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Management believes that all representations to the independent auditors during their audit were valid and appropriate.

INTERNAL CONTROL

Management is responsible for establishing and maintaining an effective internal control structure over financial reporting, presented in conformity with both GAAP and the Office of Thrift Supervisors ("OTS") instructions for the Thrift Financial Report ("TFR"). The structure contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

There are inherent limitations in the effectiveness of any structure of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control structure can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of an internal control structure may vary over time.

Management assessed the Company's internal control structure over financial reporting presentation in conformity with both GAAP and TFR instructions as of December 31, 1995. The assessment was based on criteria for effective internal control over financial reporting described in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained an effective internal control structure over financial reporting presented in conformity with both GAAP and TFR instructions, as of December 31, 1995.

The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of management; it includes members with banking or related management experience, has access to its own outside counsel, and does not include any large customers of the Company. The Audit Committee is responsible for recommending to the Board of Directors the selection of independent auditors. It meets periodically with management, the independent auditors, and the internal auditors to ensure that they are carrying out their responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing the Company's financial reports. The independent auditors and the internal auditors have full and free access to the Audit Committee, with or without the presence of management, to discuss the adequacy of the internal control structure for financial reporting and any other matter which they believe should be brought to the attention of the Audit Committee.

COMPLIANCE WITH LAWS AND REGULATIONS

Management is also responsible for ensuring the compliance with federal laws and regulations concerning loans to insiders and federal and state laws and regulations concerning dividend restrictions, both of which are designated by the FDIC as safety and soundness standards.

Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the OTS. Based on this assessment, Management believes that the Company has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 1995.



/S/  SCOTT BRALY                             /s/  NORMAN MORALES
- --------------------------------             --------------------------------
Scott A. Braly                               Norman A. Morales
President and                                Executive Vice President and
Chief Executive Officer                      Chief Financial Officer

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Audit Committee
Hawthorne Financial Corporation
Hawthorne, California


     We have examined management's assertion that, as of December 31, 1995, Hawthorne Financial Corporation ("the Company") and its subsidiary, Hawthorne Savings, F.S.B. maintained an effective internal control structure over financial reporting presented in conformity with both generally accepted accounting principles and the Office of the Thrift Supervision Instructions for Thrift Financial Reports included in the accompanying management's assertion report.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants, and, accordingly, included obtaining an understanding of the internal control structure over financial reporting, and such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

     Because of inherent limitations in any internal control structure, errors or irregularities may occur and not be detected. Also, projections of any evaluation of the internal control structure over financial reporting to future periods are subject to the risk that the internal control structure may become inadequate because of changes in conditions, or that the degree of compliance with the policies may deteriorate.

     In our opinion, management's assertion that, as of December 31, 1995, the Company maintained an effective internal control structure over financial reporting presented in conformity with both generally accepted accounting principles and the Office of Thrift Supervision Instructions for Thrift Financial reports is fairly stated, in all material respects, based on the criteria established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission.

DELOITTE & TOUCHE LLP

January 26, 1996
Los Angeles, California