Form 10-Q
period 1996-03-31
HAWTHORNE FINANCIAL CORP
filed 1996-05-15
CIK 46267

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------

 /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1996

 --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                           ------------  ------------

                          Commission File Number  0-1100

                             ---------------------

                        HAWTHORNE FINANCIAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                        95-2085671
  (State or Other Jurisdiction of                       (I.R.S. Employer
  Incorporation or Organization)                      Identification Number)

 2381 Rosecrans Avenue, El Segundo, CA                        90245
(Address of Principal Executive Offices)                    (Zip Code)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE     (310) 725-5000

                             ---------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes /X/   No
                                           ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: The Registrant had 2,599,275 shares outstanding of Common stock, $0.01 par value per share, as of May 10, 1996.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                                FORM 10-Q INDEX

                      For the quarter ended March 31, 1996

                          PART I - FINANCIAL INFORMATION                   PAGE
                                                                           ----
ITEM 1.   Financial Statements

          Consolidated Statements of Financial Condition
          at March 31, 1996 (Unaudited) and December 31, 1995                3

          Consolidated Statements of Operations (Unaudited)
          for the Three Months Ended March 31, 1996 and 1995                 4

          Consolidated Statement of Stockholders' Equity (Unaudited)
          for the Three Months Ended March 31, 1996                          5

          Consolidated Statements of Cash Flows (Unaudited)
          for the Three Months Ended March 31, 1996 and 1995                 6

          Notes to Consolidated Financial Statements (Unaudited)             8

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         10


                          PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                  32

ITEM 2.   Changes in Securities                                              32

ITEM 3.   Defaults upon Senior Securities                                    32

ITEM 4.   Submission of Matters to a Vote of Security Holders                32

ITEM 5.   Other Information                                                  32

ITEM 6.   Exhibits and Reports on Form 8-K                                   32

                  HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                            (DOLLARS ARE IN THOUSANDS)

                                                                    MARCH 31,       DECEMBER 31,
                                                                      1996             1995
                                                                   (UNAUDITED)       (AUDITED)
                                                                   -----------      ------------
ASSETS
Cash and cash equivalents                                           $ 15,849         $ 14,015
Investment securities available for sale                              94,753           62,793
Loans held for investment (net of allowance for estimated
  credit losses of $15,353 in 1996 and $15,192 in 1995)              578,724          617,328
Loans held for sale (at lower of cost or market)                      35,148
                                                                    --------         --------
Total loans receivable                                               613,872          617,328

Real estate owned (net of allowance for estimated losses
    of $12,317 in 1996 and $15,725 in 1995)                           25,960           37,905
Accrued interest receivable                                            3,768            3,583
Investment in capital stock of Federal Home Loan Bank - at cost        6,476            6,312
Office property and equipment-at cost, net                             6,710            9,597
Deferred tax assets                                                    2,253
Other assets                                                           3,449            2,050
                                                                    --------         --------
                                                                    $773,090         $753,583
                                                                    --------         --------
                                                                    --------         --------
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Deposit accounts                                                  $714,865         $698,008
  Senior notes                                                        12,073           12,006
  Accounts payable and other liabilities                               5,300            4,603
                                                                    --------         --------
                                                                     732,238          714,617
Stockholders' equity
  Capital stock - $0.01 par value; authorized, 20,000,000
     shares; issued and outstanding, 2,604,675 shares                     26               26
  Cumulative perpetual preferred stock, series A - $0.01 par value; $50,000 liquidation preference; authorized 10,000,000 shares; issued and outstanding 270 shares
  Capital in excess of par value - common stock                        7,745            7,745
  Capital in excess of par value - preferred stock                    11,592           11,592
  Unrealized gain (loss) on available-for-sale securities, net           (60)               6
  Retained earnings                                                   21,734           19,788
                                                                    --------         --------
                                                                      41,037           39,157
Less
  Treasury stock, at cost - 5,400 shares                                 (48)             (48)
  Loan to Employee Stock Ownership Plan                                 (137)            (143)
                                                                    --------         --------
                                                                      40,852           38,966
                                                                    --------         --------
                                                                    $773,090         $753,583
                                                                    --------         --------
                                                                    --------         --------

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

               (AMOUNTS ARE IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                  ---------------------
                                                                    1996        1995
                                                                  ---------  ----------
Interest revenues
  Loans                                                            $14,411    $ 11,338
  Investments                                                        1,013         976
  Mortgage-backed securities                                             6         900
                                                                   -------    --------
                                                                    15,430      13,214
                                                                   -------    --------
Interest costs
  Deposits                                                          (8,938)     (7,466)
  Borrowings                                                          (471)       (447)
                                                                   -------    --------
                                                                    (9,409)     (7,913)
                                                                   -------    --------
Net interest margin before contractual interest due
   on nonaccrual loans                                               6,021       5,301
Contractual interest due on nonaccrual loans                          (629)       (730)
                                                                   -------    --------
Net interest margin                                                  5,392       4,571
Provision for estimated credit losses                               (1,200)    (12,745)
                                                                   -------    --------
Net interest margin after provision for credit losses                4,192      (8,174)
Non-interest revenues                                                  592         683
Non-interest expenses
  Employee                                                          (2,294)     (2,874)
  Occupancy                                                           (723)       (788)
  Operating                                                         (1,049)       (817)
  Professional                                                        (448)       (381)
  SAIF premium and OTS assessment                                     (585)       (549)
  Goodwill amortization                                                (12)        (12)
                                                                   -------    --------
                                                                    (5,111)     (5,421)
                                                                   -------    --------
Real estate operations, net                                            441         466
Gain on sale of loans                                                  153
Gain on sale of securities                                                       2,902
Gain on sale of other assets                                            41
                                                                   -------    --------
Net earnings (loss) before income taxes                                308      (9,544)
Income (taxes) benefit                                               2,253        (585)
                                                                   -------    --------
Net earnings (loss)                                                $ 2,561    $(10,129)
                                                                   -------    --------
                                                                   -------    --------
Net earnings (loss) per share (NOTE 3)                             $  0.41    $  (3.90)
                                                                   -------    --------
                                                                   -------    --------
Dividends paid per share                                             N/A        N/A
                                                                   -------    --------
                                                                   -------    --------
Weighted average shares outstanding (NOTE 3)                         5,155       2,599
                                                                   -------    --------
                                                                   -------    --------
Dividend payout ratio                                                N/A        N/A
                                                                   -------    --------
                                                                   -------    --------

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                           (DOLLARS ARE IN THOUSANDS)

                                                                              ACCRUED
                                                                              DIVIDENDS
                                           BALANCE AT   UNREALIZED     NET       ON                  BALANCE AT
                                          DECEMBER 31,     GAINS    EARNINGS  PREFERRED              MARCH 31,
                                              1995       (LOSSES)    (LOSS)     STOCK    REPAYMENTS    1996
                                          ------------  ----------  --------  ---------  ----------  ----------
Capital stock                                $    26                                                  $    26
Cumulative perpetual - preferred stock
Capital in excess of par value
  Common stock                                 7,745                                                    7,745
  Preferred stock                             11,592                                                   11,592
Unrealized gain (loss) on available
 for sale securities                               6         (66)                                         (60)
Retained earnings                             19,788                  2,561      (615)                 21,734
Treasury stock                                   (48)                                                     (48)
Loans to employee stock ownership plan          (143)                                         6          (137)
                                             --------       -----    ------     ------       --       --------
Total stockholders' equity                   $38,966        $(66)    $2,561     $(615)       $6       $40,852
                                             --------       -----    ------     ------       --       --------
                                             --------       -----    ------     ------       --       --------

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                           (DOLLARS ARE IN THOUSANDS)

                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                          -----------------------
                                                                             1996         1995
                                                                          ----------   ----------
NET CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                                      $  2,561     $(10,129)
  Adjustments
    Provision for income taxes                                               (2,253)        (365)
    Provision for estimated credit losses on loans                            1,200       12,745
    Provision for estimated credit losses on real estate owned                  700
    Net recoveries from sales of real estate owned                             (743)
    Net loss from sale of premises                                             (196)
    Gain on sale of investment securities                                                 (2,902)
    Loan fee and discount accretion                                            (469)        (933)
    Depreciation and amortization                                               236          529
    FHLB dividends                                                              (81)        (100)
    Goodwill amortization                                                        12           12
    Increase in accrued interest receivable                                    (498)        (331)
    Increase in other assets                                                 (1,322)        (472)
    Increase (decrease) in other liabilities                                    118       (1,050)
    Other, net                                                                  (90)          16
                                                                           ---------    ---------
  Net cash (used) provided by operating activities                             (825)      (2,980)
                                                                           ---------    ---------
NET CASH FLOWS FROM INVESTING ACTIVITIES
  Investment securities
    Purchases                                                               (89,966)        (124)
    Maturities                                                               57,932
    Sales                                                                                 15,561
  Mortgage-backed securities
    Principal amortization                                                       33        1,462
    Sales                                                                                  1,438
  Loans
    New loans funded                                                        (35,003)     (24,357)
    Construction disbursements                                               (9,779)        (369)
    Payoffs                                                                  12,676        7,046
    Sales                                                                    32,720
    Principal amortization                                                    4,138        3,860
    Other, net                                                                2,372       (1,340)
  Real estate owned
    Sale proceeds                                                            10,830        7,561
    Capitalized costs                                                        (2,832)      (2,732)
    Other, net                                                                   (1)        (179)
  Office property and equipment
    Sales                                                                     2,722
    Additions                                                                   (41)        (631)
                                                                           ---------    ---------
  Net cash (used) provided by investing activities                          (14,199)       7,196
                                                                           ---------    ---------

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                           (DOLLARS ARE IN THOUSANDS)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                        ---------------------
                                                                          1996        1995
                                                                        ---------  ----------
NET CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits                                                $ 16,852    $ 32,039
  Net change in borrowings                                                           (38,556)
  Collection of ESOP loan                                                      6           5
                                                                        --------    --------
  Net cash provided (used) by financing activities                        16,858      (6,512)
                                                                        --------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           1,834      (2,296)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          14,015      18,063
                                                                        --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $15,849    $ 15,767
                                                                        --------    --------
                                                                        --------    --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for
    Interest                                                            $  8,697    $  8,237
  Non-cash investing and financing activities
    Real estate acquired in settlement of loans                         $  3,646    $  7,837
    Loans originated to finance property sales                             7,478         215
    Net unrealized gain (loss) on available for sale securities              (60)     (1,393)
    Transfer of held to maturity securities to available for sale                     30,168
    Transfer of held for investment loans to available for sale           35,148
  Loan Activity
    Total commitments and permanent fundings                            $ 64,070    $ 28,158
    Less:
      Change in undisbursed funds on construction commitments            (10,453)     (3,217)
      Loans originated to finance property sales                          (7,478)       (215)
      Undisbursed portion of new lines of credit                          (1,357)
                                                                        --------    --------
    Total construction disbursements and loans funded                   $ 44,782    $ 24,726
                                                                        --------    --------
                                                                        --------    --------

             HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                             MARCH 31, 1996


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

   The consolidated financial statements include the accounts of Hawthorne Financial Corporation and its wholly-owned subsidiary, Hawthorne Savings, F.S.B. ("Bank"), collectively referred to as the "Company". All material intercompany transactions and accounts have been eliminated.

   In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1996, and December 31, 1995, and the results of its operations and its cash flows for the three months ended March 31, 1996 and 1995. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Operating results for the three months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the full year ending December 31, 1996.

   These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 2 - RECLASSIFICATION

   Certain amounts in the 1995 consolidated financial statements have been reclassified, where practicable, to conform with classifications in 1996.

             HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                             MARCH 31, 1996

    (AMOUNTS ARE IN THOUSANDS, EXCEPT BOOK VALUE AND PER SHARE DATA)


NOTE 3 - BOOK VALUE AND EARNINGS PER SHARE

   The table below sets forth the Company's book value and earnings per share calculations for March 31, 1996, using the Modified Treasury Stock Method as prescribed under GAAP. All other calculations shown, using alternate methods, are for informational purposes only.


                                           MODIFIED
                                           TREASURY                 ACTUAL SHARES,
                                             STOCK       ACTUAL        WARRANTS,
                                            METHOD       SHARES       AND OPTIONS
                                           --------      ------     --------------
SHARES OUTSTANDING
 Common                                       2,599         2,599         2,599
 Warrants                                     2,376                       2,376
 Options                                        700                         700
 Less Treasury shares                          (520)
                                           --------      --------      --------
  Total                                       5,155         2,599         5,675
                                           --------      --------      --------
                                           --------      --------      --------

STOCKHOLDERS' EQUITY
 Common                                    $ 29,260      $ 29,260      $ 29,260
 Warrants                                     5,346                       5,346
 Options                                      3,465                       3,465
 Less Treasury shares                        (2,655)
                                           --------      --------      --------
  Total                                    $ 35,416      $ 29,260      $ 38,071
                                           --------      --------      --------
                                           --------      --------      --------

NET EARNINGS (LOSS)

 Net earnings (loss) for quarter           $  2,561
 Partial reduction in interest expense (1)      184
 Preferred stock dividends                     (615)
                                           --------
 Adjusted earnings available for Common    $  2,130
                                           --------
                                           --------
BOOK VALUE PER SHARE                       $   6.87      $  11.26      $   6.71
                                           --------      --------      --------
                                           --------      --------      --------
EARNINGS PER SHARE                         $   0.41
                                           --------      --------      --------
                                           --------      --------      --------

- ------------
(1) Under the Modified Treasury Stock Method, it is assumed that the Company will use 20% of the proceeds from the proforma exercise of the Warrants and Options to acquire Treasury shares and use any remaining assumed proceeds to reduce the outstanding balance of the Company's Senior Notes. The $184,000 represents the proforma reduction in interest expense as a result of the proforma reduction in the outstanding balance of Senior Notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   The Company reported net earnings of $2.6 million for the first quarter of 1996, compared to a net loss of $10.1 million for the first quarter of 1995. For the years ended December 31, 1995 and 1994, respectively, the Company reported net losses of $14.2 million and $3.0 million.

   The first quarter of 1996 is the initial full reporting period following the Company's successful completion of the sale of investment units in a private placement ("Offering") in December 1995. Most of the proceeds from the Offering were contributed to the Company's principal subsidiary, Hawthorne Savings, F.S.B.

   The earnings for the first quarter of 1996 resulted from several positive factors, including (1) a continuation of the Company's success in penetrating various specialty mortgage finance markets, which produced significant new loan volume at substantial margins, (2) a continuing moderation in the Company's level of nonperforming assets, including a substantial reduction in associated loss provisions, and (3) the recognition of a portion of the Company's accumulated tax benefits.

   For the quarter, the Company realized pretax earnings of $0.3 million, compared to a pretax loss of $9.5 million for the first quarter of 1995. These amounts were net of provisions for possible loan losses of $1.2 million and $12.7 million, respectively. For the three months ended March 31, 1996, the consolidated results also included (1) net revenues of $1.1 million at the Bank, principally associated with net recoveries from property sales, (2) net parent company costs of $0.6 million, which were principally attributable to the interest costs associated with the Senior Notes issued in connection with the offering of investment units in December 1995, and (3) an income tax benefit of $2.3 million, which represented the partial recognition of the Company's accumulated operating loss carryforwards. For the first quarter of 1995, the consolidated net loss included (1) the pretax loss from the Company's core operations ($12.6 million), (2) net revenues of $3.1 million, which resulted primarily from net gains on sales of securities, and (3) a provision for income taxes of $0.6 million.

   During the first quarter of 1996, the Company originated $64.1 million of permanent loans and construction loan commitments secured by real estate. These new loans had a weighted average interest rate at origination of 9.66%. By comparison, new loan originations during the first quarter of 1995 were $28.2 million and carried a weighted average interest rate at origination of 9.37%. In addition to new loan volume in the current quarter, the Company's core results were positively impacted by the net margin generated by accumulated originations since the beginning of 1995, when the Company commenced providing financing to owners and purchasers of very expensive homes, medium-sized apartment buildings and commercial properties and residential developments. At March 31, 1996, the Company's real estate loan portfolio included $212.3 million of loans originated since the end of 1994, or 33.5% of the portfolio, that carried a weighted average interest rate of 9.34% at March 31, 1996. By comparison, the principal balance of loans outstanding at the end of the quarter that were originated prior to 1995 ($422.0 million, or 66.5% of the portfolio) had a weighted average interest rate of 7.88% at March 31, 1996.

   Continuing the trend of the past two years, the Company's portfolio of nonperforming assets declined during the quarter, to $48.3 million at March
31, 1996, compared to $55.8 million at December 31, 1995, and $84.0 million at March 31, 1995. Though still high by comparison to its peers, the Company's nonperforming assets represented only 6.3% of total assets at March 31, 1996, compared to 11.0% of total assets at March 31, 1995.

   In mid-April, the Company announced that it had entered into a definitive agreement to sell the deposits from its three San Diego County retail banking offices to Hemet Federal Savings. The Company will receive a premium of approximately $5.6 million upon completion of the sale, which is expected during the second quarter of 1996. These offices had deposits of $165.4 million at March 31, 1996.

   At March 31, 1996, the Bank maintained core and risk-based capital ratios of 6.07% and 10.91%, respectively, well in excess of the minimums required for "well-capitalized" institutions. Management expects that the net premium to be received from the San Diego deposit sale will increase the Bank's core and risk-based capital ratios to greater than 6.50% and 11.50%, respectively, when that transaction is completed.

   At March 31, 1996, the Company had total assets of $773.1 million, up slightly from total assets of $753.6 million at the end of 1995 and $724.3 million at March 31, 1995. Total deposits at March 31, 1996, were $714.9 million, serviced out of 9 retail banking offices throughout Southern California.

OPERATING RESULTS

INTEREST MARGIN

   The Company's net interest margin, or the difference between the interest earned on loans and investment securities and the cost of deposits and borrowings, is affected by several factors, including (1) the level of, and the relationship between, the dollar amount of interest-earning assets and interest-bearing liabilities, (2) the maturity of the Company's adjustable-rate and fixed-rate loans and short-term investment securities and its deposits and borrowings, (3) the relationship between market interest rates and local deposit rates offered by competing institutions, and (4) the magnitude of the Company's nonperforming assets.

   The table below sets forth the Company's average balance sheet, and the related effective yields and costs on average interest-earning assets and interest-bearing liabilities, for the three months ended March 31, 1996 and 1995. In the table, interest revenues are net of interest associated with nonaccrual loans (dollars are in thousands).


                                                                   THREE MONTHS ENDED,
                                           ----------------------------------------------------------------
                                                      MARCH 31, 1996                  MARCH 31, 1995
                                                     --------------                   --------------
                                                       REVENUES/      YIELD/             REVENUES/   YIELD/
                                           AMOUNT        COSTS        COST    AMOUNT     COSTS      COST
                                           ------      --------      ------   ------    --------    -----
ASSETS
Interest-earning assets
 Loans                                    $ 654,259    $ 13,782       8.43%   $ 562,925   $10,608   7.54%
 Investments and other securities            81,045       1,013       5.00%      60,823       976   6.42%
 Mortgage-backed securities                      11           6       6.29%      56,229       900   6.40%
                                          ---------    --------               ---------   -------
  Total interest-earning assets             735,315      14,801       8.05%     679,977    12,484   7.34%
                                                       --------      ------               -------   -----
Noninterest-earning assets                   32,463                              51,114
                                          ---------                           ---------
Total assets                              $ 767,778                           $ 731,091
                                          ---------                           ---------
                                          ---------                           ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities
 Deposits                                 $ 709,050       8,938       5.07%   $ 658,449     7,466   4.60%
 Borrowings                                  12,049         471      15.72%      29,689       447   6.02%
                                          ---------     -------               ---------    ------
  Total interest-bearing liabilities        721,099       9,409       5.25%     688,138     7,913   4.66%
                                                        -------      ------                ------   -----
Noninterest-bearing liabilities               6,445                               6,371
Stockholders' equity                         40,234                              36,582
                                          ---------                           ---------
Total liabilities & stockholders'
 equity                                   $ 767,778                           $ 731,091
                                          ---------                           ---------
                                          ---------                           ---------
Net interest margin ($)                                 $ 5,392                           $ 4,571
                                                        -------                           -------
                                                        -------                           -------
Net interest margin (% to
 interest-earning assets)                                             2.93%                         2.69%
                                                                     ------                         -----
                                                                     ------                         -----

   The table below summarizes the components of the changes in the Company's interest revenues and costs for the three months ended March 31, 1996 and 1995 (dollars are in thousands).


                                                   Three Months Ended March 31, 1996 and 1995
                                                      Increase (Decrease) Due to Change In
                                        --------------------------------------------------------------
                                                               Rate and                        Net
                                          Volume      Rate     Volume (1)      Other (3)      Change
                                        ----------  -------  -------------   ------------   ----------
INTEREST REVENUES
  Loans (2)                                $1,721    $1,250    $     203                       $3,174
  Investments and other securities            325      (216)         (72)                          37
  Mortgage-backed securities                 (894)      (16)          16                         (894)
                                        ----------  --------  -------------   ------------   ----------
                                            1,152     1,018          147                        2,317
                                        ----------  --------  -------------   ------------   ----------
INTEREST COSTS
  Deposits                                    574       765           59              74        1,472
  Borrowings                                 (267)      719         (428)                          24
                                        ----------  --------  -------------   ------------   ----------
                                              307     1,484         (369)             74        1,496
                                        ----------  --------  -------------   ------------   ----------
NET MARGIN                                 $  845    $ (466)   $     516       $     (74)      $  821
                                        ----------  --------  -------------   ------------   ----------
                                        ----------  --------  -------------   ------------   ----------

___________________
     (1)  Calculated by multiplying change in rate by change in volume.
     (2) Interest on loans is net of interest on nonaccrual loans and includes amortization of loan fees and discounts.
     (3)  Extra day of interest expense due to leap year.

   The Company's net interest margin, expressed as a percentage of interest-earning assets, has been steadily rising over the past year. This pattern reverses the compression effect on the net interest margin experienced during 1994 as market interest rates increased more rapidly than the rates on the Company's adjustable-rate mortgage portfolio. The Company's deposits generally have maturities of less than one year, with an average maturity of approximately seven months. Accordingly, a majority of the Company's deposits repriced during 1994 and early 1995 at interest rates reflective of the rise in market interest rates, in particular short-term interest rates. Conversely, approximately 65% of the Company's interest-earning assets are adjustable-rate loans and priced at a margin over the Eleventh District Cost of Funds ("11th DCOFI"). The 11th DCOFI had declined from 4.36% in January 1993 to a low of 3.63% in March 1994, before rising again to 5.06% in December 1995 and again declining to 4.87% in March 1996. Changes in the 11th DCOFI have historically lagged the repricing of institutions' liabilities (principally deposits), which is the pattern presently observable. Prior to 1995, more than 80% of the Company's adjustable rate loans repriced only semi-annually or annually. However, almost all adjustable-rate loans originated since the beginning of 1995 adjust quarterly or more frequently. Accordingly, 63% of the Company's loan portfolio now reprices semi-annually or annually.

   The Company commenced operation of several new financing businesses early in 1995, each targeted on a narrow segment of the real estate finance markets in Southern California and designed to produce meaningful new loan volumes with yields substantially higher than the Company's pre-1994 loan portfolio while maintaining the Company's established credit quality standards. During the first quarter of 1996, the Company originated $64.1 million of new permanent loans and construction commitments with a weighted average interest rate of 9.66%. By comparison, new loan originations and construction commitments during the first quarter of 1995 were $28.2, and carried a weighted average interest rate at origination of 9.37%. For the year ended December 31, 1995, the Company originated nearly $200.0 million of new permanent loans and construction commitments with a weighted average interest rate of 9.93%. At March 31, 1996, approximately $212.3 million of the loans originated since 1994 remained in the Company's portfolio and had an aggregate weighted average interest rate of 9.34%. Loans originated prior to 1995 totaled
$422.0 million at March 31, 1996 and had an aggregate weighted average interest rate of 7.88%. Most of the loans originated during 1995 and 1996 are adjustable-rate and utilize a variety of indices, including the 11th
DCOFI, the Prime Rate and the One-Year Constant Maturity Treasury Index.
This portfolio, which represented 33% of the Company's gross loans at March 31, 1996, is expected to be substantially accretive to the Company's interest margin throughout 1996 and beyond to the extent the loans remain outstanding and continue to perform in accordance with their terms.

PROVISIONS FOR ESTIMATED CREDIT LOSSES ON LOANS

   For the quarter ended March 31, 1996, the Company recorded loan loss provisions of $1.2 million, compared with loan loss provisions of $12.7 million recorded during the first quarter of 1995. The reduction in loan loss provisions from 1995 to 1996 resulted primarily from an improvement in asset quality. At March 31, 1996, nonperforming assets and performing loans classified "Substandard, Doubtful or Loss" totaled $89.5 million compared with $146.2 million at March 31, 1995. Within these totals, the net carrying value of real estate owned totaled $26.0 million and $57.2 million, respectively, at March 31, 1996 and 1995. The majority of the provisions recorded in the first quarter of 1995 were attributable to an increase in the capitalization rates utilized by the Company to value its portfolios of owned apartment buildings and classified apartment loan collateral.

NON-INTEREST REVENUES

   The table below sets forth the Company's non-interest revenues for the three month periods indicated (dollars are in thousands).

                                            Three Months Ended March 31,
                                        ------------------------------------
                                           1996          1995      Change
                                        ----------   ---------- ------------
Other loan and escrow fees               $    268     $     96   $      172
Deposit account fees                          161          180          (19)
Other revenues                                163          407         (244)
                                        ----------   ---------- ------------
                                         $    592     $    683   $      (91)
                                        ----------   ---------- ------------
                                        ----------   ---------- ------------

   Other loan and escrow fees in 1996 were higher than in 1995 due primarily to increased loan production. Other revenues in the first quarter of 1996 included $0.2 million in legal recoveries compared to approximately
$0.4 million in legal recoveries and insurance proceeds in the first quarter of 1995.

OPERATING COSTS

   The table below details the Company's operating costs for the three month periods indicated (dollars are in thousands).

                                            Three Months Ended March 31,
                                        ------------------------------------
                                           1996          1995      Change
                                        ----------   ---------- ------------

Employee                                 $  2,294     $  2,762   $     (468)
Occupancy                                     723          788          (65)
Operating                                   1,049          843          206
Professional                                  448          467          (19)
SAIF insurance premium
 and OTS assessment                           585          549           36
Goodwill                                       12           12
                                        ----------   ---------- ------------
                                         $  5,111     $  5,421   $     (310)
                                        ----------   ---------- ------------
                                        ----------   ---------- ------------

   The overall reduction in operating costs reflects the higher cost deferral under GAAP associated with the Company's expanding loan origination activities. The Company has also reduced its accruals for incentive cash compensation, consistent with the awarding of stock options to all key managers during the fourth quarter of 1995.

REAL ESTATE OPERATIONS

   The table below sets forth the revenues and costs attributable to the Company's foreclosed properties for the periods indicated. The compensatory and legal costs directly associated with the Company's property management and disposal operations are included in the table above in Operating Costs (dollars are in thousands).


                                               Three Months Ended March 31,
                                           ------------------------------------
                                              1996          1995      Change
                                           ----------   ---------- ------------

EXPENSES ASSOCIATED WITH REAL ESTATE OWNED
 Holding costs
  Property taxes                            $    (41)    $    (23)  $      (18)
  Repairs, maintenance and renovation            (41)        (128)          87
  Insurance                                      (36)         (37)           1
                                           ----------   ---------- ------------
                                                (118)        (188)          70
NET RECOVERIES FROM SALE OF PROPERTIES           744          179          565
RENTAL INCOME, NET                               515          475           40
PROVISION FOR ESTIMATED LOSSES ON
 REAL ESTATE OWNED                              (700)                     (700)
                                           ----------   ---------- ------------
                                            $    441     $    466   $      (25)
                                           ----------   ---------- ------------
                                           ----------   ---------- ------------

   The costs included in the table above (and, therefore, excluded from operating costs (see Operating Costs), reflect holding costs directly attributable to the portfolio of real estate owned assets.

   Net revenues from owned properties principally include the net operating income (collected rental revenues less operating expenses and certain renovation costs) from foreclosed apartment buildings or receipt, following foreclosure, of similar funds held by receivers during the period the original loan was in default. During the first quarter of 1996, a provision for estimated losses on foreclosed real estate in the amount of $0.7 million was recorded, principally associated with higher-than-expected renovation costs for the Company's owned apartment portfolio. Also during the first quarter of 1996, the Company sold 51 properties generating net proceeds of $10.8 million and aggregate net recoveries of $0.7 million.

   As of March 31, 1996, the Company's portfolio of properties consisted of 211 individual homes, apartment buildings, and land parcels. In addition, as of that date the Company's defaulted loan portfolio was represented by 104 loans and its portfolio of performing project concentration loans secured 442 individual homes. See Risk Assets. Because of the large aggregate number of units represented by these risk portfolios, management expects that the costs incurred to manage the property disposal and loan restructuring operations of the Company, plus the holding costs associated with these portfolios (other than interest lost following a loan's default and subsequent foreclosure), will continue to be significant for the next several quarters.

INCOME TAXES

   At December 31, 1995, the Company retained accumulated income tax benefits of $35.5 million, which principally consisted of net operating loss carryforwards. The utilization of these net operating loss carryforwards is limited to the demonstrated ability of the Company to generate pretax earnings during the carryforward period, which generally runs for 15 years from the date the loss was generated. In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"), the Company recorded an income tax benefit of $2.3 million during the quarter ended March 31, 1996. Among other things, SFAS 109 permits the recognition of an income tax benefit, and the corresponding recording of a deferred tax asset, to the extent of pretax earnings reasonably expected to be generated. For regulatory capital purposes, the Office of Thrift Supervision ("OTS") limits the cumulative amount of any deferred tax asset to the pretax earnings reasonably expected to be generated during the succeeding 12 month period or not more than 10% of an institution's tangible capital.
At March 31, 1996, the deferred tax asset recorded by the Company represented less than 5.0% of the Bank's tangible capital.

FINANCIAL CONDITION, CAPITAL RESOURCES & LIQUIDITY AND ASSET QUALITY

ASSETS

CASH AND CASH EQUIVALENTS

   Cash and cash equivalents consist of cash on hand, deposits at correspondent banks and Federal funds sold. The Company maintains balances at correspondent banks and the Federal Home Loan Bank of San Francisco ("FHLB") to cover daily inclearings, wire activities and other charges. Cash and cash equivalents at March 31, 1996, were $15.8 million, an increase from $14.0 million at December 31, 1995.

INVESTMENT SECURITIES

   The cost basis and estimated fair value of investment securities available-for-sale are summarized as follows (dollars are in thousands):


                                            MARCH 31, 1996
                              -------------------------------------------
                                          GROSS UNREALIZED      ESTIMATED
                              AMORTIZED   ----------------        FAIR
                                COST      GAINS     LOSSES        VALUE
                              ---------   ------    ------      ---------
U.S. Government               $ 94,813    $    -    $  (60)     $ 94,753
                              --------    ------    ------      --------
                              $ 94,813    $    -    $  (60)     $ 94,753
                              --------    ------    ------      --------
                              --------    ------    ------      --------

                                            DECEMBER 31, 1995
                              -------------------------------------------
                                          GROSS UNREALIZED      ESTIMATED
                              AMORTIZED   ----------------        FAIR
                                COST      GAINS     LOSSES        VALUE
                              ---------   ------    ------      ---------

U.S. Government               $ 62,787    $   11    $   (5)     $ 62,793
                              --------    ------    ------      --------
                              $ 62,787    $   11    $   (5)     $ 62,793
                              --------    ------    ------      --------
                              --------    ------    ------      --------


   The available-for-sale amounts at March 31, 1996 and December 31, 1995, include restricted U.S. Government securities purchased with proceeds from the recapitalization of the Company in December 1995. These proceeds represent prefunded interest expense associated with the Senior Notes (as defined herein) and had a cost basis and fair value of $4.9 million and $4.8 million, respectively, at March 31, 1996.

   The cost basis and estimated fair value of investment securities available-for-sale at March 31, 1996, are summarized by contractual maturity as follows (dollars are in thousands):

                                                    ESTIMATED
                                                      FAIR
                                        COST BASIS    VALUE
                                        ----------  ---------
Due in less than one year                $ 71,586    $ 71,539
Due in one year through five years         23,227      23,214
                                         --------    --------
                                         $ 94,813    $ 94,753
                                         --------    --------
                                         --------    --------

REAL ESTATE LOANS

GENERAL

   The two tables below set forth the composition of the Company's loan portfolio, and the percentage of composition by type of security, delineated by the year of origination and in total, as of the dates indicated (dollars are in thousands).

                                                 MARCH 31, 1996
                                         -------------------------------
                                         PRE-1994   POST-1993   TOTAL
                                         ---------  ---------  ---------
PERMANENT
  Single family (non-project)
     Estate                               $     -    $ 54,865   $ 54,865
     Other                                 157,449     22,120    179,569
  Loan concentrations                       69,308      1,057     70,365
  Multi-family
     2 to 4 units                           32,996     11,568     44,564
     5 or more units                       139,355     89,777    229,132
  Commercial                                 2,071     34,683     36,754
  Land                                         961      3,764      4,725
RESIDENTIAL CONSTRUCTION                               45,104     45,104
OTHER                                           19      1,705      1,724
                                         ---------   --------   --------
GROSS LOANS RECEIVABLE                   $ 402,159   $264,643   $666,802
                                         ---------   --------   --------
                                         ---------   --------   --------



                                    MARCH 31, 1996     DECEMBER 31, 1995    MARCH 31, 1995
                                   -----------------   -----------------   -----------------
                                   BALANCE   PERCENT   BALANCE   PERCENT   BALANCE   PERCENT
                                   --------  -------   --------  -------   --------  -------
PERMANENT LOANS
  Single family
     Non-project                   $234,434    35.2%   $257,457    39.2%   $258,623    44.7%
     Loan concentrations             70,365    10.6%     70,748    10.8%     80,675    13.9%
  Multi-family
     2 to 4 units                    44,564     6.7%     41,640     6.3%     46,283     8.0%
     5 or more units                229,132    34.4%    219,015    33.4%    175,667    30.4%
  Commercial                         36,754     5.5%     31,258     4.8%      7,453     1.3%
  Land                                4,725     0.7%      5,579     0.9%      1,021     0.2%
RESIDENTIAL CONSTRUCTION             45,104     6.8%     28,787     4.4%      7,530     1.3%
OTHER                                 1,724     0.3%      1,459     0.2%      1,342     0.2%
                                   --------   -----    --------   -----    --------   -----
GROSS LOANS RECEIVABLE              666,802   100.0%    655,943   100.0%    578,594   100.0%
                                              -----               -----               -----
                                              -----               -----               -----
LESS
  Participants' share                (2,640)             (2,219)             (2,901)
  Undisbursed loan funds            (26,143)            (15,208)             (5,788)
  Deferred loan fees and
    credits, net                     (8,794)             (5,996)             (3,930)
  Allowance for estimated losses    (15,353)            (15,192)            (26,019)
                                   --------            --------            --------
TOTAL LOANS RECEIVABLE             $613,872            $617,328            $539,956
                                   --------            --------            --------
                                   --------            --------            --------


   The Company's loan portfolio is exclusively concentrated in Southern California real estate. At March 31, 1996 and 1995, respectively, 46% and 57% of the Company's loan portfolio consisted of permanent loans secured by single family residences, 41% and 38% consisted of permanent loans secured by multi-unit residential properties, and 13% and 5% consisted of loans to finance commercial properties, the acquisition of land and the construction of single family housing.

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

   The Company's performance continues to be adversely affected by the weakness evident in its portfolio of loans originated prior to 1994 and a high volume of foreclosures associated with this pre-1994 portfolio, though foreclosures have been declining over the past five quarters. These asset quality trends reflect the general weakness of the Southern California economy, and the direct translation of this weakness to local real estate markets. These factors have been, and will continue to be, exacerbated by several factors unique to the Company's loan portfolio, including (1) its portfolio of loans secured by apartment buildings, for which property cash flows are, or may become, inadequate to meet borrowers' debt service requirements, (2) the concentration within the Company's loan and property portfolios of multiple permanent loans and foreclosed properties within a single integrated development, and (3) the concentration within the Company's portfolio of loans to one or more individuals, or groups of individuals, which are affiliated and with respect to which there remain limited financial resources to fund debt service payments where property cash flows (either from sales of homes or from income property cash flows) are, or may become, inadequate.

LENDING OPERATIONS

   During 1995, the Company aggressively re-entered the mortgage finance business, specializing in providing financings secured by income properties, very expensive homes and residential construction projects. For the fifteen months ended March 31, 1996, the Company originated $261 million of permanent loans and construction loan commitments.

   The Company's principal competitors in its pursuit of new permanent financing business generally exclude the large, in-market banking and thrift companies, principally because these companies do not offer products similar to those on which the Company now focuses, including financings secured by income-producing properties and very expensive homes. The Company's principal competition for this business tends to come from FDIC-insured thrift and loans (income property financings), small-to-medium sized life insurance companies and mortgage conduits (income property financings) and large investment banking companies (estate financing). On the other hand, competition in the conventional permanent loan business, which is the smallest component of the Company's business, is widespread and extremely price competitive.

   To acquire new business which meets the Company's goals for profitability, return on capital and credit quality, the Company offers prospective borrowers efficient and effective service (e.g., quick and comprehensive response to financing requests and timely funding), a willingness to tailor the terms and conditions of the transaction to accomplish the borrower's objectives (while satisfying the Company's credit standards), and a real estate orientation which generally permits the Company to contribute proactively in helping borrowers accomplish their near-term or long-term financial objectives. Management believes these attributes, taken together, clearly distinguish the Company from its competitors and permit the Company to charge a premium price for its permanent financing products (except for the modest amount of financings involving conventional single family loan transactions). The Company obtains its permanent financing products through independent mortgage brokers, rather than through a captive sales force.

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

RISK ASSETS

   At March 31, 1996, the Company's problem asset ratios were far higher than those of most lenders within its lending markets. The table below sets forth the composition, measured by gross and net investment, of the Company's Risk Asset portfolio. Risk Assets include owned properties, nonaccrual loans, and performing loans which have been adversely classified pursuant to OTS regulations ("Performing/Classified" loans) and guidelines. Loans categorized as "Special Mention" are not classified pursuant to regulatory guidelines, but are included in these tables as an indication of migration trends (dollars are in thousands).

                                               MARCH 31,   DECEMBER 31,   MARCH 31,
                                                 1996         1995          1995
                                               ---------   ------------   ---------
PROPERTIES                                     $ 38,277     $ 53,630      $ 95,224
NONACCRUAL LOANS                                 27,627       21,709        34,220
Performing loans
  Classified Loss, Doubtful and Substandard      47,170       57,049        69,053
  Designated Special Mention                     67,686       54,851        68,037
                                               --------     --------      --------
GROSS RISK ASSETS                               180,760      187,239       266,534
LESS
Specific reserves                               (15,179)     (18,049)      (45,193)
General reserves                                (11,321)     (11,160)      (14,083)
                                               --------     --------      --------
NET RISK ASSETS                                $154,260     $158,030      $207,258
                                               --------     --------      --------
                                               --------     --------      --------
NET LOANS RECEIVABLE
  AND PROPERTIES                               $639,832     $655,233      $566,842
                                               --------     --------      --------
                                               --------     --------      --------
PERCENTAGE TO NET LOANS RECEIVABLE
  AND PROPERTIES
  Net risk assets                                  24.1%        24.1%         36.6%
                                                   ----         ----          ----
                                                   ----         ----          ----
  Net classified assets                            14.0%        16.2%         25.8%
                                                   ----         ----          ----
                                                   ----         ----          ----
PERCENTAGE OF NET CLASSIFIED ASSETS TO
  CORE CAPITAL                                    192.1%       244.3%        515.4%
                                                  -----        -----         -----
                                                  -----        -----         -----


   The Company currently places loans on nonaccrual status when (1) they become one or more payments delinquent or (2) management believes that, with respect to performing loans, continued collection of principal and interest from the borrower is not reasonably assured.

   The performance of the Company's loan portfolio continued to improve during the quarter, consistent with the improvement realized since 1993. The carrying value of nonperforming assets (i.e., foreclosed properties, loans in default and performing loans placed on nonaccrual status) declined to $48.3 million, or 6.2% of total assets, at March 31, 1996, from $55.8 million, or 7.4% of total assets, at December 31, 1995 and $84.0 million, or 11.6% of total assets, at March 31, 1995. The carrying value of nonperforming assets peaked at nearly $150.0 million in early 1994. The reduction in nonperforming assets reflects the continued sales of foreclosed properties and the decrease in the rate of in-migration of performing loans to default. As described above, the Company places any loan delinquent one or more payments on nonaccrual status and includes such amounts as loans in default for reporting purposes. At March 31, 1996, December 31, 1995 and March 31, 1995, the principal amount of nonaccrual loans included $14.4 million, $10.4 million and $16.5 million, respectively, of loans with respect to which payments were either current or delinquent less than three payments.

   The table below shows the Company's gross loan portfolio, by classification, as of March 31, 1996 (dollars are in thousands).

                                                            CLASSIFIED LOANS
                                                         -----------------------
                                              SPECIAL                 NONACCRUAL
                                   PASS       MENTION    SUBSTANDARD     LOANS        TOTAL
                                ---------    --------    -----------  ----------    ---------
Single family homes
 Non-project                    $ 206,513     $10,802    $     5,194     $11,925     $234,434
 Loan concentrations               30,540      26,068          8,446       5,311       70,365
Multi-family
 2 to 4 units                      40,169       1,673          1,430       1,292       44,564
 5 or more units                  164,280      25,904         31,597       7,351      229,132
Commercial properties              34,664       1,978            112                   36,754
Land                                1,325       1,261            391       1,748        4,725
Residential construction
 SFR                               29,215                                              29,215
 Tract development                 15,889                                              15,889
Other collateralized loans          1,724                                               1,724
                                ---------     -------    -----------      -------    --------
                                $ 524,319     $67,686    $    47,170      $27,627    $666,802
                                ---------     -------    -----------      -------    --------
                                ---------     -------    -----------      -------    --------


SINGLE FAMILY (NON-PROJECT)

   In the preceding table, non-project single family homes consist of and defaulted performing/classified and nonclassified loans secured by single family homes which are not part of an integrated development with respect to which the Company financed the construction of the development or financed the purchase of homes from the developer by individuals. At March 31, 1996, the Company (1) owned 9 homes which were being actively marketed for sale,
(2) had 49 defaulted loans secured by single family (non-project) homes, (3) had 15 loans which were performing but had been classified "Substandard", and
(4) had 49 loans which were performing but had been designated "Special Mention". The Company has valued its owned single family homes at their estimated net liquidation values. The defaulted loan portfolio secured by single family homes (non-project) has been valued, in the aggregate, consistently with the Company's historical migration and loss rates.

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

   Because most of these loans were made on favorable terms to foster sales of units in developments in which unit sales were sluggish, and because the current retail value of units in many developments has declined significantly when compared with the stated purchase price paid by the Company's borrowers, the performance of this portfolio has been extremely poor.

   At the peak in early 1994, management had identified 63 separate loan concentrations, involving loan principal of $90.6 million and foreclosed inventory of $23.3 million. Approximately two-thirds of this aggregate investment was in 13 projects, with respect to which the Company had provided the initial takeout loans for over 50% of the units in the project or had foreclosed upon more than 50% of the entire project prior to the sale of completed units. At March 31, 1996 the Company's aggregate investment in its portfolio of loan concentrations (loan principal plus foreclosed inventory before reserves) consisted of 53 separate loan concentrations totaling $76.1 million. This represents a decrease of $37.8 million, or 35%, principally as the result of foreclosure of the Company's collateral, sales of foreclosed units and the acceptance of discounted payments from borrowers on several loans. At March 31, 1996, the Company owned 55 foreclosed units and 32 loans, representing $5.3 million of loan principal, which were delinquent one or more payments.

   Management expects that the performance of this portfolio will continue to be quite poor, principally because the underlying risk factors which have given rise to the historically poor performance - poorly-qualified borrowers and significant declines in the value of the Company's collateral - are not expected to change in the near-term.

APARTMENT BUILDINGS

   At March 31, 1996, the Company owned 38 apartment buildings, and loans secured by 21 apartment buildings were in default. The Company's foreclosed inventory and its defaulted loan collateral are predominantly located in the South Bay region of Los Angeles, are between five and ten years old and average less than 15 units in size.

   The Company records its investment in foreclosed apartment buildings at their fair market values, generally by reference to the existing and projected cash flows generated by the building and the application of appropriate market capitalization ratios. Management has concluded that the maximum benefit to the Company is obtainable through the orderly liquidation of this portfolio. These properties, which are now stabilized and reflective of stabilizing market conditions, are expected to be liquidated within the next several quarters without any material impact on earnings.

   The carrying value of the defaulted apartment loan portfolio has been determined on the same basis as for owned apartment buildings, where property-specific information is available, or based upon the average per unit valuation for owned buildings of similar unit size and unit mix. For performing apartment loans either classified "Substandard" or designated "Special Mention", reserves have been established based upon property-specific valuations which utilize current cash flows and estimated stabilized cash flows and incorporate management's assessment of future event risk.

RESIDENTIAL CONSTRUCTION

   At March 31, 1996, the Company maintained investments in 5 residential construction developments previously acquired through foreclosure. These developments, when completed, will entail the construction and sale of 259 homes. At March 31, 1996, the Company had sold 160 homes in these developments, 33 homes had been completed and had not been sold, and 66 homes remained to be built or are model units. The cost to complete construction of the remaining homes within these developments ($11.2 million) has been incorporated into the carrying values for each development at March 31, 1996.

LAND

   At March 31, 1996, the Company's portfolio of owned land parcels consisted of 5 properties with a net carrying value of $0.7 million. The Company also had 3 classified loans totaling $3.3 million. The Company's investment in land has been valued by reference to comparable land sales (where available), current appraisals and discounted cash flow land residual analyses.


CREDIT LOSSES

   The Company maintains reserves against specific assets in those instances in which it believes that full recovery of the Company's gross investment is unlikely. As of March 31, 1996, the Company had established specific reserves based upon (1) management's strategy in managing and disposing of the asset and the corresponding financial consequences, (2) current indications of property values from (a) completed, recent sales from the Company's property portfolio, (b) real estate brokers, and (c) potential buyers of the Company's properties, and (3) current property appraisals. In addition, management establishes general valuation allowances ("GVA") GVAs against its loan and property portfolios when sufficient information does not exist to support establishing specific reserves. The loss factors utilized to establish general reserves are based upon (1) the actual loss experience for similar loans and properties within the Company's portfolio, when such loss experience is available and representative of the assets being valued, or
(2) estimates of current liquidation values for collateral securing performing loans for a representative sampling of each portfolio segment.

   The table below sets forth the amounts and percentages of general and specific reserves for the Company's loan and property portfolios as of March 31, 1996 (dollars are in thousands).

                                                   LOANS
                                           -----------------------
                                           PERFORMING   IN DEFAULT    PROPERTIES      TOTAL
                                           ----------   ----------    ----------     --------
AMOUNTS

Specific reserves                          $      500   $   3,229     $   11,450     $ 15,179
General reserves                                9,614       2,010            867       12,491
                                           ----------   ---------     ----------     --------
  Total reserves for estimated losses      $   10,114   $   5,239     $   12,317     $ 27,670
                                           ----------   ---------     ----------     --------
                                           ----------   ---------     ----------     --------

PERCENTAGES
% of total reserves to gross investment          1.5%       19.0%          32.2%         3.9%
% of general reserves to gross investment        1.4%        7.3%           2.3%         1.7%


   The table below summarizes the activity of the Company's reserves for the periods indicated (dollars are in thousands).

                                                  THREE MONTHS ENDED MARCH 31,
                                                 ------------------------------
                                                     1996              1995
                                                 -----------       ------------
LOANS
Balance at beginning of period                   $    15,192       $   21,461
Provision for estimated losses                         1,200           12,700
Transfer to property and other reserves                  400           (8,014)
Charge-offs                                           (1,439)            (128)
Recoveries
                                                 -----------       -----------
Balance at end of period                         $    15,353       $    26,019
                                                 -----------       -----------
                                                 -----------       -----------

PROPERTIES
Balance at beginning of period                   $    15,725       $    33,517
Provision for estimated losses                           700
Transfer from loan reserves                             (400)            8,014
Charge-offs                                           (3,708)           (6,489)
Recoveries
                                                 -----------       -----------
Balance at end of period                         $    12,317       $    35,042
                                                 -----------       -----------
                                                 -----------       -----------

   Because the Company's loan and property portfolios are not homogeneous, but rather consist of discreet segments with different collateral and borrower risk characteristics, management separately measures reserve adequacy, and establishes and maintains reserves for credit losses, for each identifiable segment of its property and loan portfolios. The table below summarizes credit loss reserves (dollars are in thousands).

                                                 MARCH 31, 1996
                                   -------------------------------------------
                                      LOANS         PROPERTIES        TOTAL
                                   -----------     -----------     -----------
PERMANENT
 Single family homes
  Non-project                      $     1,645     $        451    $     2,096
  Loan concentrations                    3,980            1,313          5,293
 Multi-family
  2 to 4 units                           1,019              609          1,628
  5 or more units                        7,953            2,851         10,804
 Commercial                                288              105            393
 Land                                       10              933            943
RESIDENTIAL CONSTRUCTION                   458            6,055          6,513
                                   -----------     ------------    -----------
                                   $    15,353     $     12,317    $    27,670
                                   -----------     ------------    -----------
                                   -----------     ------------    -----------

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

   The table below summarizes the composition of the Company's property portfolio at March 31, 1996 and 1995 and at December 31, 1995 (dollars are in thousands).

                                     MARCH 31,     DECEMBER 31,     MARCH 31,
                                       1996            1995            1995
                                   ------------    ------------     -----------
SINGLE FAMILY RESIDENCES
  Non-project                      $      2,191    $      4,975     $     3,452
  Loan concentrations                     5,778           6,419          13,200
MULTI-FAMILY
  2 to 4 units                            2,175           3,840           1,298
  5 or more units                        10,940          18,877          30,209
COMMERCIAL                                  346             346             395
LAND                                      1,609           3,759          13,387
RESIDENTIAL CONSTRUCTION                 15,238          15,414          32,146
                                   ------------     -----------     -----------
  GROSS INVESTMENT (1)                   38,277          53,630          94,087

WRITEDOWNS                                                               (2,331)
ALLOWANCE FOR ESTIMATED LOSSES          (12,317)        (15,725)        (35,693)
                                   ------------     -----------     -----------
NET INVESTMENT                     $     25,960     $    37,905     $    56,063
                                   ------------     -----------     -----------
                                   ------------     -----------     -----------

- ------------
     (1) Loan principal at foreclosure, plus post-foreclosure capitalized costs, less cumulative charge-offs.

OFFICE PROPERTY AND EQUIPMENT

   At March 31, 1996, the Company's office property and equipment of $6.7 million was down from $9.6 million at March 31, 1995. The decrease was primarily due to $2.9 million in sales of branch facilities, of which $2.2 million related to the sale of the Company's Oceanside branch in February 1996. The deposits at this branch will be sold as part of the Company's San Diego County branch sale in June 1996. A nominal gain was recorded on the sale of this facility and is included in gain on sale of other assets.


LIABILITIES

GENERAL

   The Company derives funds principally from deposits and, to a far lesser extent, from short-term reverse repurchase agreements and borrowings from the FHLB. In addition, recurring cash flows are generated from loan repayments and payoffs and, since late 1993, from sales of foreclosed properties. In addition to the Company's recurring sources of funds, the Company generates funds by identifying certain of its securities and seasoned real estate loans as available-for-sale, and selling such assets in the open market. During 1995 and 1996, the Company sold $51.9 million of loan principal secured primarily by single family homes originated prior to 1994 and $91.5 million of securities. At March 31, 1996, an additional $35.1 million of seasoned real estate loans were held-for-sale. Generally, the Company no longer originates the types of loans which have been, or will be, sold and the proceeds therefrom have been redeployed in the Company's current financing activities.

DEPOSITS

   Total deposits at March 31, 1996, were $714.9 million, an increase from $698.0 million at December 31, 1995 and $681.4 million at March 31, 1995. In April 1996 the Company entered into a definitive agreement to sell its three San Diego County branches. At March 31, 1996, these branches had total deposits of $165.4 million. The Company expects to fund the transfer of deposits with a combination of borrowings from the FHLB (See BORROWINGS) and excess liquidity. The transaction is expected to be completed during the second quarter of 1996.

BORROWINGS

   To supplement its funding needs, the Company may enter into reverse repurchase agreements, in which certain securities are sold with an agreement to repurchase the same securities at a specific future date (overnight to 90 days). The Company will enter into such transactions only with dealers determined by management to be financially strong and who are recognized as primary dealers in U.S. Treasury securities by the Federal Reserve Board.

   An additional source of liquidity for the Company is the Bank's
$150.0 million credit line with the FHLB. The FHLB system functions as a source of credit to savings institutions which are members of a Federal Home Loan Bank System. Advances are typically secured by the mortgages underlying a company's loans and the capital stock of the FHLB owned by the company.
Subject to the FHLB of San Francisco's policies and requirements, these advances can be requested for any business purpose in which a company is authorized to engage. In granting advances, the FHLB considers a member's credit worthiness and other relevant factors.

   The Company has Senior Notes, which have a face amount of $13.5 million, and a recorded market value of $12.1 million at March 31, 1996. The Senior Notes carry an annual stated interest rate of 12% and have an annual effective rate of approximately 16.5%, after the recording of original issue discount ("OID") of $1.5 million. The OID is accreted using the constant yield method over the five year term of the Senior Notes. Interest, which is required to be paid semi-annually at the stated interest rate, has been prefunded for three years out of the proceeds of the Offering. This prefunded interest of $4.9 million has been invested in U.S. Government securities. Thereafter, interest will be payable either in cash or, as permitted by the relevant agreements, in an equivalent value (determined in accordance with the provisions of the relevant agreement) in common stock of the Company.

CAPITAL

   The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the capital regulations of the OTS thereunder require the Bank to maintain (1) Tangible Capital of at least 1.5% of Adjusted Total Assets (as defined in the regulations); (2) Core Capital of at least 3.0% of Adjusted Total Assets (as defined in the regulations); and (3) Total Risk-based Capital of at least 8.0% of Total Risk-weighted Assets (as defined in the regulations).

   The following table summarizes the regulatory capital requirements under FIRREA for the Bank at March 31, 1996. As indicated in the table, the Bank's capital levels exceed all three of the currently applicable minimum FIRREA capital requirements (dollars are in thousands).


                                       Tangible Capital        Core Capital           Risk-based Capital
                                   ----------------------  ---------------------  ----------------------
                                     Balance        %         Balance      %         Balance        %
                                   ----------- ----------  ------------ --------  ------------- ---------
Stockholder's equity                $  46,740               $   46,740             $    46,740
Adjustments
 General valuation allowances                                                            6,107
 Core deposit intangibles                (167)                    (167)                   (167)
 Interest rate risk component (1)
                                   ----------- ----------  ------------ --------  ------------- ---------
Regulatory capital                     46,573     6.07%         46,573    6.07%         52,680    10.91%
Required minimum                       11,518     1.50%         23,035    3.00%         38,645     8.00%
                                   ----------- ----------  ------------ --------  ------------- ---------
Excess capital                      $  35,055     4.57%     $   23,538    3.07%    $    14,035     2.91%
                                   ----------- ----------  ------------ --------  ------------- ---------
                                   ----------- ----------  ------------ --------  ------------- ---------
Adjusted assets (2)                 $ 767,841               $  767,841             $   483,063
                                   -----------             ------------           -------------
                                   -----------             ------------           -------------

__________________
     (1) At March 31, 1996, the OTS had temporarily suspended the application of its interest rate risk regulation. Had the regulation been in effect at March 31, 1996, the Bank would not have been required to deduct from risk-based capital any amount due to an interest rate risk exposure component as computed by the OTS as one-half of the excess of the estimated change in the Bank's net portfolio value (determined in accordance with OTS regulations) over a normal change in net portfolio value (2%) assuming an immediate and sustained
          200 basis point increase in interest rates, using the Bank's reported balance sheet information as of December 31, 1995.
     (2) The term "adjusted assets" refers to the term "adjusted total assets" as defined in 12 C.F.R. Section 567.1(a) for purposes of tangible and core capital requirements, and for purposes of risk-based capital requirements, refers to the term "risk-weighted assets" as defined in 12 C.F.R. Section 567.1(b).

   Under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), which supplemented FIRREA, the OTS has issued "prompt corrective action" regulations with specific capital ranking tiers for thrift institutions. Progressively more stringent operational limitations and other corrective actions are required as an institution declines in the capital ranking tiers. Principal elements of the five qualifying tiers are set forth below.


                                                         Ratio of             Ratio of
                                      Ratio of         Core Capital         Total Capital
                                    Core Capital     to Risk-weighted      to Risk-weighted
                                  to Total Assets         Assets               Assets
                                -------------------  -------------------  -------------------
Well capitalized                   5% or above          6% or above           10% or above
Adequately capitalized             4% or above          4% or above            8% or above
Under capitalized                    Under 4%             Under 4%               Under 8%
Significantly undercapitalized       Under 3%             Under 3%               Under 6%
Critically undercapitalized      Ratio of tangible equity to adjusted total assets of 2% or less


   The Bank's ratios at March 31, 1996 are set forth below.

   Ratio of Core Capital to Total Assets (Leverage ratio)                6.07%
   Ratio of Core Capital to Risk-weighted Asset                          9.64%
   Ratio of Total Capital to Risk-weighted Assets                       10.91%

   At March 31, 1996, the Bank's capital ratios exceeded the capital ratio requirements for the Bank to qualify as a "well capitalized" institution.

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

CAPITAL RESOURCES AND LIQUIDITY

   The Bank's liquidity position refers to the extent to which the Bank's funding sources are sufficient to meet its current and long-term cash requirements. Federal regulations currently require a savings institution to maintain a monthly average daily balance of liquid and short-term liquid assets equal to at least 5.0% and 1.0%, respectively, of the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar month. The Bank had liquidity and short-term liquidity ratios of 9.64% and 6.29%, respectively, as of March 31, 1996, and 8.50% and 5.95%, respectively, as of December 31, 1995.

   The Bank's current primary funding resources are deposit accounts, principal payments on loans, proceeds from property sales, and cash flows from operations. Other possible sources of liquidity available to the Bank include reverse repurchase transactions involving the Bank's investment securities, whole loan sales, FHLB advances, commercial bank lines of credit, and direct access, under certain conditions, to borrowings from the Federal Reserve System. The cash needs of the Bank are principally for the payment of interest on and withdrawals of deposit accounts, the funding of loans, operating costs and expenses, and holding and refurbishment costs on foreclosed properties.

   The Company has been seeking new sources of liquidity to finance its core operations and to provide funds for the June, 1996 sale of the Company's three San Diego County branches. Deposits at these branches totaled approximately $165.4 million at March 31, 1996. Additionally, the Company's lending activities are expected to increase substantially over the remainder of the year. As a result, the Company has had to explore additional sources of liquidity. During the first quarter of 1996 the Company successfully completed a whole loan sale of $37.2 million at a nominal gain to the Company. Additionally, at March 31, 1996 the Company had negotiated the sale of an additional $35.1 million of fixed rate loans secured by single family homes. This transaction was completed on April 30, 1996. The loans sales will provide the Company with additional cash for use in operations or to finance the branch sales in June. Access to additional funds of $150.0 million are available through borrowings from the FHLB.

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

   The Company utilizes two methods for measuring interest rate risk. Gap analysis is the first method, with a focus on measuring absolute dollar amounts subject to repricing within periods of time. With the majority of the focus typically at the one-year maturity horizon, a negative gap occurs when the interest sensitive liabilities maturing or repricing in a given period exceed the interest sensitive assets maturing or repricing in that same period. The negative one-year maturity gap indicates, absent offsetting factors, that the Company has more exposure to interest rate risk in an increasing interest rate environment.

   In addition to utilizing gap analysis in measuring interest rate risk, the Company performs periodic interest rate simulation. These simulations provide the Company with an estimate of both the dollar amount and percentage change in net interest income under various interest rate scenarios. All assets and liabilities are subjected to tests of up to 400 basis points in increases and decreases in interest rates. Under each interest rate scenario, the Company projects its net interest income and the net portfolio value of its current balance sheet. From these results, the Company can then develop alternatives for dealing with the tolerance thresholds.

   A principal mechanism used by the Company in the past for interest rate risk management was the origination of ARMs tied to the 11th DCOFI. The basic premise was that the Company's actual cost of funds would parallel the 11th DCOFI and, as such, the net interest margins would generate the desired operating results. Loans having adjustable rate characteristics were 87% of the Company's total dollar originations during 1995 and 90% for the three months ended March 31, 1996. ARMs represented 74% and 75% of the Company's loan portfolio at March 31, 1996 and December 31, 1995, respectively.

   ARMs tied to 11th DCOFI are slower in responding to current interest rate environments than other types of variable rate loans because the index is a compilation of the average rates paid by member institutions of the 11th District of the FHLB. This index typically lags market rate changes in both directions. If interest rates on deposit accounts increase due to market conditions and competition, it may be anticipated that the Company will, absent offsetting factors, experience a decline in the percentage of net interest income to average interest-earning assets (the "Net Interest Margin"). A contributing factor would be the lag in upward pricing of the ARMs tied to the 11th DCOFI. However, the lag inherent in the 11th DCOFI will also cause the ARMs to remain at a higher rate for a longer period after interest rates on deposits begin to decline. The 11th DCOFI lag during a falling rate environment should benefit, in the short-term, the Company's Net Interest Margin, but the actual dynamics of prepayments and the fact that ARMs reprice at various intervals (and are subject to maximum periodic rate adjustment limits) may somewhat alter this expected benefit (dollars are in thousands).


                                       March 31, 1996        December 31, 1995      March 31, 1995
                                   --------------------  ----------------------  -------------------
                                     Balance    Rate         Balance    Rate       Balance    Rate
                                   ---------- ---------  ------------ ---------  ---------- --------
Interest-earning assets
 Loans (1)                         $  636,044   8.39%      $  637,472    8.25%   $  569,336   7.36%
 Cash and investment securities       109,762   4.98%          77,357    5.19%       49,102   6.36%
 Mortgage-backed securities                                                          54,494   6.26%
                                   ----------            ------------             ----------
                                      745,806   7.89%         714,829    7.90%      672,932   7.19%
                                   ---------- ---------  ------------ ---------  ---------- --------
Interest-bearing liabilities
 Deposit accounts                    (713,377) (5.07%)       (698,008)  (5.16%)    (682,415) (4.77%)
 Borrowings                           (12,073)(12.00%)        (12,006)  (6.19%)      (8,585) (6.04%)
                                   ----------            ------------            ----------
                                     (725,450) (5.19%)       (710,014)  (5.17%)    (691,000) (4.79%)
                                   ---------- ---------  ------------ ---------  ---------- --------
Interest-bearing gap/stated
 interest margin                       20,356   2.84%           4,815    2.89%      (18,068)  2.28%
Nonaccrual loans                      (27,627) (0.31%)        (21,709)  (0.28%)     (34,220) (0.37%)
                                   ---------- ---------  ------------ ---------  ---------- --------
 Adjusted interest-bearing gap     $   (7,271)  2.53%      $  (16,894)   2.61%   $  (52,288)  1.91%
                                   ---------- ---------  ------------ ---------  ---------- --------
                                   ---------- ---------  ------------ ---------  ---------- --------

__________________
     (1) Contractual yield, exclusive of the amortization of loan fees deferred at origination.

PROSPECTS

   For the four-year period ended December 31, 1995, the Company reported cumulative net losses of $68.9 million. These losses were principally the result of cumulative credit loss provisions of $109.3 million. These provisions were necessary to absorb the losses associated with the foreclosure during this period of the collateral securing $247.7 million of loan principal, the significant majority of which was sold during 1994 and 1995.

   The magnitude of the losses incurred by the Company during this period caused the OTS and the Federal Deposit Insurance Corporation ("FDIC") to question the Company's viability as a going concern, in the process imposing several directives upon the Company, including a Prompt Corrective Action Directive ("PCA Directive") in June 1995, which required, among other things, that the Company recapitalize the Bank by December 1995.

   As previously reported, the Company successfully completed the sale of investment units in December 1995, the majority of the proceeds from which ($19 million) were contributed to the Bank as additional Tier 1 capital. As a result, the Bank reported core and risk-based capital ratios at December 31, 1995 of 5.80% and 10.27%, respectively, which defined the Bank as a "well-capitalized" institution for regulatory capital purposes. With the net earnings reported for the three months ended March 31, 1996, the Bank's core and risk-based capital ratios increased to 6.07% and 10.91%, respectively. Upon the completion of the deposit sale discussed elsewhere herein, management expects that the Bank's core and risk-based capital ratios will further increase to in excess of 6.50% and 11.50%, respectively, at June 30, 1996.

   As described more fully elsewhere herein, the Company has been successful since early 1995 in establishing itself as a provider of financings secured by very expensive homes, income properties and residential construction developments. These post-1994 financings account for about one-third of the Company's total loans at March 31, 1996 and carry margins well in excess of those associated with the Company's pre-1995 loans. Management expects that the Company will continue to be successful in further penetrating its target loan markets and will be able to price its financings at a premium to more generic mortgages because of its service levels, portfolio retention strategy and internal real estate expertise. Accordingly, management expects that its post-1994 loan portfolio will continue to grow as a percentage of total loans and will contribute to the gradual growth in the Company's total assets and interest margin.

   Management expects that the magnitude of the Company's Risk Assets will continue to dilute the margins generated from the Company's new financing activities. Though the Company has been successful in gradually reducing the adverse impact to earnings of nonperforming assets, and the prospective risk to earnings from performing, classified loans, the relationship of these portfolios to total assets and to the Company's capital remain well above peer levels. During the remainder of 1996, management will continue to employ the strategies which have, to date, been successful in reducing these portfolios, including (1) aggressively pursuing foreclosure of the Company's collateral in those circumstances where the borrower defaults on their obligation, (2) considering restructurings of individual loans, or groups of loans, only in limited circumstances in which the borrower has the financial means and demonstrated intention of satisfying their obligations to the Company, and
(3) liquidating the Company's inventory of foreclosed properties in an orderly fashion utilizing retail sales strategies.

GENERAL REGULATION

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

   Saving institutions regulated by the OTS are subject to a qualified thrift lender ("QTL") test which requires an institution to maintain at least 65% of its portfolio assets (as defined) in "qualified thrift investments." Qualified thrift investments include, in general, loans, securities and other investments that are related to housing and certain other permitted thrift institution investments. At March 31, 1995, the Bank was in compliance with its QTL test requirements. A savings institution's failure to remain a QTL may result in (1) limitations on new investments and activities, (2) imposition of branching restrictions, (3) loss of FHLB borrowing privileges, and (4) limitations on the payment of dividends.

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

   As a member of the FHLB system, the Bank is required to own capital stock in its regional FHLB, the FHLB of San Francisco, in a minimum amount determined at the end of each year based on the greater of (i) 1.00% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations, (ii) 5.00% of its outstanding borrowings from the FHLB of San Francisco, or (iii) 0.3% of its total assets. The Bank was in compliance with this requirement, with an investment of $6.3 million in FHLB stock, at March 31, 1996. The FHLB of San Francisco serves as a reserve or central bank for the member institutions within its assigned region, the 11th FHLB District. It makes advances to members in accordance with policies and procedures established by the Federal Housing Finance Board and the Board of Directors of the FHLB of San Francisco.

   The FDIC administers two separate deposit insurance funds. The Bank Insurance Fund ("BIF") insures the deposits of commercial banks and other institutions that were insured by the FDIC prior to the enactment of the FIRREA. The SAIF insures the deposits of savings institutions that were insured by the Federal Savings and Loan Insurance Corporation ("FSLIC") prior to enactment of FIRREA. The FDIC is authorized to increase insurance premiums payable by institutions of either fund if it determines that such increases are appropriate to maintain the reserves of that fund or to pay the costs of administration of the FDIC. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members.

   FDIC deposit insurance premiums are assessed pursuant to a "risk-based" system under which institutions are classified on the basis of capital ratios, supervisory evaluations by their primary federal regulatory agency and other information determined by the FDIC to be relevant. Each of nine resulting subgroups of institutions is assigned a deposit insurance premium assessment rate which, for SAIF-insured institutions, currently ranges from 0.23% to 0.31%. The Bank's current deposit insurance premium assessment rate, which is based on the FDIC's evaluation of the relevant factors applicable to the Bank as of a date prior to the completion of the Bank's recapitalization, is 0.31%.

   The SAIF and the BIF are each required by statute to attain and thereafter to maintain a reserve to deposits ratio of 1.25%. The BIF has reached the required reserve level, whereas, based upon projections by the FDIC, the SAIF is not expected to reach its targeted ratio until at least the year 2002, or later. This disparity arises from the BIF's greater premium revenues and the requirement that a substantial portion of the SAIF premiums be used to repay bonds (commonly referred to as the "FICO Bonds") that were issued by a specially created federal corporation for the purpose of funding failed thrift institutions. In November 1995, the FDIC reduced its deposit insurance premiums for BIF member institutions to a range of 0.00% of deposits plus a statutory minimum of $2,000 in annual assessment per institution to 0.27%, with an historical low average of approximately 0.04%, effective beginning with the semiannual period commencing January 1, 1996. The FDIC maintained the range of deposit insurance premiums assessable against SAIF member institutions at 0.23% to 0.31%.

   The deposit premium rate disparity between BIF-insured institutions and SAIF-insured institutions places SAIF-insured institutions at a significant competitive disadvantage due to their higher premium costs and may worsen the financial condition of the SAIF by leading to a shrinkage in its deposit base. A number of proposals for assisting the SAIF in attaining its required reserve level, and thereby permitting SAIF deposit insurance premiums to be reduced to levels at or near those paid by BIF-insured institutions, have been under discussion in Congress and among various of the affected parties and relevant government agencies. Congress proposed, as part of the budget reconciliation bill submitted to and vetoed by the President, a one-time, special assessment on all savings institutions to recapitalize the SAIF. The proposal would have required SAIF-insured institutions to pay a one-time special assessment on January 1, 1996 (estimated to be between approximately 80 and 90 basis points on deposits) and would provide for a pro rata sharing by all federally insured institutions of the obligation, now borne entirely by SAIF-insured institutions, to repay the above-mentioned FICO Bonds. Subsequent efforts to enact similar legislation have not been successful to date. If such proposed legislation were ultimately to become law, the special assessment would be reported in the Bank's Statement of Operations in the quarter during which the budget reconciliation bill (or such other bill to which such legislation may be attached) is finally agreed to by Congress and signed by the President.

   Also included in the budget reconciliation bill were provisions that would eliminate the deduction for additions to tax bad debt reserves available to qualifying thrift institutions under existing provisions of the Internal Revenue Code. The bill would also generally have required "recapture" (i.e., inclusion in taxable income) of the balance of such reserve accounts to the extent they exceed a base year amount (generally the balance of reserves as of December 31, 1987, reduced proportionately for any reduction in an institution's loan portfolio) in ratable installments over a six-year period. The legislation would also, as under existing law, have required recapture of reserves, including the base year amounts, in the event of certain distributions to stockholders in excess of current or accumulated earnings and profits, or redemptions, or in the event of liquidations or certain mergers or other corporate transactions. Subsequent proposed legislation contains similar provisions.

   Management cannot predict whether or in what form legislation of the types described above will be enacted or the effect of such legislation, if adopted, on the Bank's operations and financial condition. Management believes, however, that certain of the provisions of such proposed legislation could benefit the Bank and its stockholders through eliminating one source of financial uncertainty facing thrift institutions in the current environment and by providing greater operating flexibility to pursue its business strategies. A significant increase in SAIF premiums or a significant surcharge to recapitalize the SAIF, however, would have an adverse effect on the operating expenses and results of operations of the Bank and the Company during the period thereof and would reduce the Bank's regulatory capital on at least a temporary basis.

                           PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings

            The Company and the directors of the Company, excluding Mr. Herbst, have been named as defendants in a class and derivative action entitled ARTHUR GLICK AND WILLIAM GURNEY, ON BEHALF OF THEMSELVES AND ALL OTHERS SIMILARLY SITUATED VS. HAWTHORNE FINANCIAL CORPORATION, ET.AL., filed in the United States District Court of California, Case No. 95-6855-ER (the "Action"). The Action was originally filed on October 12, 1995, and has since been amended by the plaintiffs. The Action alleges, among other things, that the directors, in particular Mr. Braly, fraudulently failed timely and accurately to disclose in the Company's periodic public reports the magnitude of credit losses associated with the Bank's foreclosed property and troubled loan portfolios during the period May 1994 through May 1995, thereby purportedly inflating the Company's share price until additional credit losses were recorded during the first half of 1995, after which the Company's share price declined, to the purported detriment of the plaintiffs, among others. On February 26, 1996, the Court granted the Company's Motion to Dismiss the Action, concluding that the Action failed to set forth sufficient facts in support of the allegations included therein. The Court allowed the plaintiffs to amend the Action to seek to add sufficient additional facts to support their allegations. The plaintiffs filed an amended complaint with the Court in early March. Since filing the amended complaint, the plaintiffs have initiated settlement discussions with the Company. While these discussions have not been finalized, the Company believes a favorable resolution will be reached in the near future.

            The Company is involved in a variety of other litigation matters which, for the most part, arise out of residential developments in which the Company provided construction financing prior to 1994. Most of these lawsuits either allege construction defects or allege improper servicing of the loan. In the opinion of management, none of these cases will have a material adverse effect on the Bank's or the Company's financial condition.

ITEM 2.     Changes in Securities - None

ITEM 3.     Defaults upon Senior Securities - None

ITEM 4.     Submission of Matters to a Vote of Security Holders - None

ITEM 5.     Other Information - None

ITEM 6.     Exhibits and Reports on Form 8-K

            1.  Reports on Form 8-K

            The Company filed a Form 8-K on February 7, 1996 disclosing certain information regarding the Offering completed by the Company on December 12, 1995.

            2.  Other required exhibits - None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       HAWTHORNE FINANCIAL CORPORATION

Dated May 14, 1996                         /s/  NORMAN A. MORALES
                                           --------------------------------
                                           Norman A. Morales
                                           Executive Vice President and
                                           Chief Financial Officer

Dated May 14, 1996                         /s/  JESSICA VLACO
                                           --------------------------------
                                           Jessica Vlaco
                                           Senior Vice President and
                                           Principal Accounting Officer