Form 10-Q
period 1996-06-30
HAWTHORNE FINANCIAL CORP
filed 1996-08-14
CIK 46267

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON D.C. 20549

                           -----------------------


                                 FORM 10-Q

                           -----------------------

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ---    ACT OF 1934

                          For the quarter ended June 30, 1996


        TRANSITION  REPORT  PURSUANT TO SECTION 13  OR  15(d)  OF  THE
 ---    SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______


                         Commission File Number  0-1100
                           -----------------------

                         HAWTHORNE FINANCIAL CORPORATION
              (Exact Name of Registrant as Specified in its Charter)


        DELAWARE                                            95-2085671
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                          Identification Number)


2381 ROSECRANS AVENUE, EL SEGUNDO, CA                           90245
(Address of Principal Executive Offices)                      (Zip Code)


         Registrant's telephone number, including area code  (310) 725-5000

                           -----------------------

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: The
Registrant had 2,599,275 shares outstanding of Common stock, $0.01 par value per share, as of August 14, 1996.
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                   HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                                 FORM 10-Q INDEX

                        FOR THE QUARTER ENDED JUNE 30, 1996

                           PART I - FINANCIAL INFORMATION              Page
                                                                       ----

ITEM 1.   Financial Statements

          Consolidated Statements of Financial Condition
          at June 30, 1996 (Unaudited) and December 31, 1995             3

          Consolidated Statements of Operations (Unaudited)
          for the Three and Six Months Ended June 30, 1996 and 1995      4

          Consolidated Statement of Stockholders' Equity (Unaudited)
          for the Six Months Ended June 30, 1996                         5

          Consolidated Statements of Cash Flows (Unaudited)
          for the Three and Six Months Ended June 30, 1996 and 1995      6

          Notes to Consolidated Financial Statements (Unaudited)         8



ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     10



                           PART II - OTHER INFORMATION


ITEM 1.   Legal Proceedings                                             33

ITEM 2.   Changes in Securities                                         33

ITEM 3.   Defaults upon Senior Securities                               33

ITEM 4.   Submission of Matters to a Vote of Security Holders           33

ITEM 5.   Other Information                                             33

ITEM 6.   Exhibits and Reports on Form 8-K                              33

                     HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                (DOLLARS ARE IN THOUSANDS)

                                                                                  June 30,    December 31,
                                                                                   1996          1995
                                                                                (unaudited)    (audited)
                                                                               ------------- -------------
ASSETS

Cash and cash equivalents                                                       $  33,983      $  14,015
Investment securities available-for-sale                                           38,448         62,793
Loans held for investment (net of allowance for estimated credit losses
 of $15,762 in 1996 and $15,192 in 1995)                                          644,305        617,328
Real estate owned (net of allowance for estimated losses
 of $11,909 in 1996 and $15,725 in 1995)                                           22,404         37,905
Investment in capital stock of Federal Home Loan Bank - at cost                     6,569          6,312
Office property and equipment-at cost, net                                          5,081          9,597
Accrued interest receivable                                                         4,256          3,583
Deferred tax assets                                                                 3,483
Other assets                                                                        2,633          2,050
                                                                               ------------- -------------
                                                                                $ 761,162      $ 753,583
                                                                               ------------- -------------
                                                                               ------------- -------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
    Deposit accounts                                                            $ 621,965      $ 698,008
    Borrowings                                                                     75,000
    Senior notes                                                                   12,150         12,006
    Accounts payable and other liabilities                                          5,910          4,603
                                                                               ------------- -------------
                                                                                  715,025        714,617
Stockholders' equity
 Capital stock - $0.01 par value; authorized, 20,000,000
    shares; issued and outstanding, 2,604,675 shares                                   26             26
 Cumulative perpetual preferred stock, series A - $0.01 par
    value; $50,000 liquidation preference; authorized 10,000,000 shares; issued and outstanding 270 shares
 Capital in excess of par value - common stock                                      7,745          7,745
 Capital in excess of par value - preferred stock                                  11,592         11,592
 Unrealized gains (losses) on available-for-sale securities, net                     (140)             6
 Retained earnings                                                                 27,099         19,788
                                                                               ------------- -------------
                                                                                   46,322         39,157


Less
 Treasury stock, at cost - 5,400 shares                                               (48)           (48)
 Loan to Employee Stock Ownership Plan                                               (137)          (143)
                                                                               ------------- -------------
                                                                                   46,137         38,966
                                                                               ------------- -------------
                                                                                $ 761,162      $ 753,583
                                                                               ------------- -------------
                                                                               ------------- -------------

                                                3

                     HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                (DOLLARS ARE IN THOUSANDS)

                                                               Three Months Ended           Six Months Ended
                                                                    June 30,                    June 30,
                                                              --------------------         --------------------
                                                                1996        1995             1996        1995
                                                              --------    --------         --------    --------
Interest revenues
    Loans                                                     $ 14,386    $ 11,387         $ 28,797    $ 22,725
    Investments                                                  2,105         492            3,124       1,468
    Mortgage-backed securities                                                 839                        1,739
                                                              --------    --------         --------    --------
                                                                16,491      12,718           31,921      25,932
                                                              --------    --------         --------    --------
Interest costs
    Deposits                                                     9,294       8,349           18,232      15,815
    Borrowings                                                     121         138              121         585
    Senior notes                                                   484                          955
                                                              --------    --------         --------    --------
                                                                 9,899       8,487           19,308      16,400
                                                              --------    --------         --------    --------
Net interest margin inclusive of contractual interest due
    on nonaccrual loans                                          6,592       4,231           12,613       9,532

Contractual interest due on nonaccrual loans                      (447)       (677)          (1,076)     (1,407)
                                                              --------    --------         --------    --------
Net interest margin                                              6,145       3,554           11,537       8,125
Provision for estimated credit losses                            2,489                        3,689      12,745
                                                              --------    --------         --------    --------
Net interest margin after provision for credit losses            3,656       3,554            7,848      (4,620)

Non-interest revenues                                              491         278              931         554

Non-interest expenses
   Employee                                                      2,310       2,641            4,604       5,403
   Operating                                                     1,258         870            2,307       1,725
   Occupancy                                                       703         663            1,426       1,439
   SAIF premium and OTS assessment                                 594         542            1,179       1,091
   Professional                                                    467         489              915         956
   Goodwill amortization                                            12          12               24          24
                                                              --------    --------         --------    --------
                                                                 5,344       5,217           10,455      10,638
                                                              --------    --------         --------    --------

Real estate operations, net                                       (395)        949               46       1,415
Gain on sale of loans                                               75          68              228          68
Gain on sale of securities                                                     147                        3,049
Gain on sale of other assets                                     6,411          86            6,452          86
Other revenues (expenses)                                         (153)                          (1)        407
                                                              --------    --------         --------    --------

Net earnings (loss) before income taxes                          4,741        (135)           5,049      (9,679)
Income (taxes) benefit                                           1,230                        3,483        (585)
                                                              --------    --------         --------    --------

Net earnings (loss)                                           $  5,971    $   (135)        $  8,532    $(10,264)
                                                              --------    --------         --------    --------
                                                              --------    --------         --------    --------

Net earnings (loss) available for Common (NOTE 3)             $  5,524    $   (135)        $  7,653    $(10,264)
                                                              --------    --------         --------    --------
                                                              --------    --------         --------    --------

Net earnings (loss) per share (NOTE 3)                        $   1.07    $  (0.05)        $   1.49    $  (4.11)
                                                              --------    --------         --------    --------
                                                              --------    --------         --------    --------

Weighted average shares outstanding (NOTE 3)                     5,155       2,599            5,155       2,599
                                                              --------    --------         --------    --------
                                                              --------    --------         --------    --------

                                                4

                     HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                               (DOLLARS ARE IN THOUSANDS)

                                                                                      Accrued
                                                           Change in                 dividends
                                           Balance at      unrealized      Net           on                        Balance at
                                          December 31,       gains       earnings     preferred                      June 30,
                                              1995          (losses)      (loss)        stock        Repayments        1996
                                          ------------     -----------  ---------   ------------    ------------  -------------
Capital stock                              $       26                                                              $        26
Cumulative perpetual - preferred stock
Capital in excess of par value
  Common stock                                  7,745                                                                    7,745
  Preferred stock                              11,592                                                                   11,592
Unrealized gains (losses) on
  available-for-sale securities, net                6           (146)                                                     (140)
Retained earnings                              19,788                      8,532         (1,221)                        27,099
Treasury stock                                    (48)                                                                     (48)
Loan to employee stock ownership plan            (143)                                                      6             (137)
                                          ------------     -----------  ---------   ------------    ------------  -------------
Total stockholders' equity                 $   38,966       $   (146)    $ 8,532     $    (1,221)    $      6      $    46,137
                                          ------------     -----------  ---------   ------------    ------------  -------------
                                          ------------     -----------  ---------   ------------    ------------  -------------


                     HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                               (DOLLARS ARE IN THOUSANDS)


                                                                     Three Months Ended     Six Months Ended
                                                                          June 30,              June 30,
                                                                    --------------------   ------------------
                                                                      1996        1995       1996        1995
                                                                    --------    --------   --------    --------

NET CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                               $  5,971    $  (135)   $   8,532   $(10,264)
  Adjustments
    Provision (benefit) for income taxes                              (1,230)                 (3,483)       585
    Provision for estimated credit losses on loans                     2,489                   3,689     12,745
    Provision for estimated credit losses on real estate owned         1,011                   1,711
    Net gain on sale of branches                                      (6,413)       (86)      (6,413)       (86)
    Net gain on sale of securities                                                 (147)                 (3,049)
    Net recoveries from sales of real estate owned                      (538)      (324)      (1,281)      (324)
    Net gain from sale of other assets                                   (72)       (68)        (268)       (68)
    Loan fee and discount accretion                                     (831)      (415)      (1,381)    (1,348)
    Depreciation and amortization                                        536        458          772        987
    FHLB dividends                                                       (93)       (77)        (257)      (177)
    Goodwill amortization                                                 12         12           24         24
    (Increase) decrease in accrued interest receivable                  (329)       661         (663)       330
    (Increase) decrease in other assets                                  209        289       (1,062)      (627)
    Increase (decrease) in other liabilities                             (56)       918           (2)      (717)
    Other, net                                                           (28)       182         (118)       403
                                                                    --------    --------   ---------   --------
  Net cash provided (used) by operating activities                       638      1,268         (200)    (1,586)
                                                                    --------    --------   ---------   --------

NET CASH FLOWS FROM INVESTING ACTIVITIES
  Investment securities
      Purchases                                                      (14,516)               (104,482)      (111)
      Maturities                                                      70,797                 128,729
      Sales proceeds                                                             30,144                  45,521
  Mortgage-backed securities
      Principal amortization                                                      1,513           33      2,975
      Sales proceeds                                                                                      1,438
  Loans
      New loans funded                                               (74,477)   (40,353)    (109,480)   (64,710)
      Construction disbursements                                     (11,836)    (2,231)     (21,615)    (2,600)
      Payoffs                                                         17,710      5,164       30,386     12,255
      Sales proceeds                                                  36,030     19,350       68,750     19,350
      Principal amortization                                           3,350      5,282        7,488      9,142
      Other, net                                                      (3,905)    (2,349)      (1,533)    (3,689)
  Real estate owned
      Sale proceeds                                                    6,747      6,769       17,577     14,330
      Capitalized costs                                               (2,474)    (3,716)      (5,306)    (6,448)
      Other, net                                                          (1)       311           (2)       132
  Redemption of FHLB stock                                                        1,015                   1,015
  Office property and equipment
     Sales proceeds                                                    1,829        565        4,551        565
     Additions                                                          (139)      (502)        (180)    (1,134)
                                                                    --------    --------   ---------   --------
  Net cash provided (used) by investing activities                    29,115     20,962       14,916     28,031
                                                                    --------    --------   ---------   --------

                     HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                               (DOLLARS ARE IN THOUSANDS)


                                                                     Three Months Ended     Six Months Ended
                                                                          June 30,              June 30,
                                                                    --------------------   ------------------
                                                                      1996        1995       1996        1995
                                                                    --------    --------   --------    --------
NET CASH FLOWS FROM FINANCING ACTIVITIES
    Payment for sale of deposits                                    $(178,884)  $(16,807)  $(178,884)  $(16,807)
    Net growth in deposits                                             92,278      5,670     109,130     37,709
    Net change in borrowings                                           75,000     (8,585)     75,000    (47,141)
    Collection of ESOP loan                                                            2           6          8
                                                                    ---------   --------   ---------   --------
    Net cash (used) provided by financing activities                  (11,606)   (19,720)      5,252    (26,231)
                                                                    ---------   --------   ---------   --------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                         18,147      2,510      19,974        214

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                               15,836     15,767      14,015     18,063
                                                                    ---------   --------   ---------   --------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                                  $  33,983   $ 18,277   $  33,983   $ 18,277
                                                                    ---------   --------   ---------   --------
                                                                    ---------   --------   ---------   --------

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
     Cash paid during the period for
        Interest                                                    $  10,193   $  8,770   $  18,890   $ 17,008

     Non-cash investing and financing activities
       Real estate acquired in settlement of loans                  $   6,404   $ 14,792   $  10,050   $ 22,629
       Loans originated to finance property sales                       4,252        231      11,730        446
       Net unrealized gains (losses) on available-for-sale securities     (80)                  (140)
       Transfer of held to maturity securities to available-for-sale                                     30,168

     Loan activity
       Total commitments and permanent fundings                     $ 103,606   $ 46,376   $ 167,676   $ 73,956
       Less:
           Change in undisbursed funds on construction commitments     (7,559)    (3,561)    (18,012)    (6,200)
           Loans originated to finance property sales                  (4,252)      (231)    (11,730)      (446)
           Undisbursed portion of new lines of credit                  (5,482)                (6,839)
                                                                    ---------   --------   ---------   --------
       Net construction disbursements and loans funded              $  86,313   $ 42,584   $ 131,095   $ 67,310
                                                                    ---------   --------   ---------   --------
                                                                    ---------   --------   ---------   --------

                  HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                    June 30, 1996

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of Hawthorne Financial Corporation and its wholly-owned subsidiary, Hawthorne Savings, F.S.B. ("Bank"), collectively referred to as the "Company". All material intercompany transactions and accounts have been eliminated.

     In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1996, and December 31, 1995, and the results of its operations and its cash flows for the six months ended June 30, 1996 and 1995. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Operating results for the six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the full year ending December 31, 1996.

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

                                    June 30, 1996

             (AMOUNTS ARE IN THOUSANDS, EXCEPT BOOK VALUE AND PER SHARE DATA)

NOTE 3 - BOOK VALUE AND EARNINGS PER SHARE

     The table below sets forth the Company's book value and earnings per share calculations for June 30, 1996, using the Modified Treasury Stock Method as prescribed under GAAP. All other calculations shown, using alternate methods, are for informational purposes only. In the table below,
(1) Warrants refers to the warrants issued by the Company in December 1995, which have an exercise price of $2.25 per share and can be exercised beginning three years from the issue date and for a period of ten years from the issue date, and (2) Preferred Stock refers to the Cumulative Perpetual Preferred Stock issued by the Company in December 1995, which carries an annual dividend equal to 18% of the face amount of the Preferred Stock, permits any dividend thereon to be paid in equivalent value of the Company's common stock and has an initial dividend payment in June 1997.


                                                      Three Months Ended June 30, 1996            Six Months Ended June 30, 1996
                                                  ---------------------------------------     -------------------------------------
                                                    Modified                                    Modified
                                                    Treasury              Actual Shares,         Treasury            Actual Shares,
                                                     Stock      Actual      Warrants,             Stock     Actual      Warrants,
                                                    Method      Shares     and Options           Method     Shares     and Options
                                                  ----------  --------- ----------------      ----------- --------- ---------------
Shares Outstanding
   Common                                              2,599      2,599         2,599               2,599      2,599        2,599
   Warrants                                            2,376                    2,376               2,376                   2,376
   Options                                               700                      700                 700                     700
   Less Treasury shares                                 (520)                                        (520)
                                                  -----------  ---------    -----------       ------------  ---------   -----------
   Total                                               5,155      2,599         5,675               5,155      2,599        5,675
                                                  -----------  ---------    -----------       ------------  ---------   -----------
                                                  -----------  ---------    -----------       ------------  ---------   -----------

Stockholders' Equity
   Common                                          $  34,545   $ 34,545      $ 34,545           $  34,545   $ 34,545     $ 34,545
   Warrants                                            5,346                    5,346               5,346                   5,346
   Options                                             3,462                    3,465               3,462                   3,465
   Less Treasury shares (2)                           (3,534)                                      (3,094)
                                                  -----------  ---------    -----------       ------------  ---------   -----------
   Total                                           $  39,819   $ 34,545      $ 43,356           $  40,259   $ 34,545     $ 43,356
                                                  -----------  ---------    -----------       ------------  ---------   -----------
                                                  -----------  ---------    -----------       ------------  ---------   -----------

Net Earnings (Loss)
   Net earnings for the period                     $   5,971                                    $   8,532
   Partial reduction in interest expense (1)             159                                          342
   Preferred stock dividends                            (606)                                      (1,221)
                                                  -----------                                 ------------
   Adjusted earnings available for Common          $   5,524                                    $   7,653
                                                  -----------                                 ------------
                                                  -----------                                 ------------

Book value per share                               $    7.72   $  13.29      $   7.64           $    7.81   $  13.29     $   7.64
                                                  -----------  ---------    -----------       ------------  ---------   -----------
                                                  -----------  ---------    -----------       ------------  ---------   -----------

Earnings per share                                 $    1.07   $   2.06      $    .95           $    1.49   $   2.82     $   1.29
                                                  -----------  ---------    -----------       ------------  ---------   -----------
                                                  -----------  ---------    -----------       ------------  ---------   -----------


- ---------------------------

     (1) Under the Modified Treasury Stock Method, it is assumed that the Company will use 20% of the proceeds from the proforma exercise of the Warrants and Options to acquire Treasury shares and use any remaining assumed proceeds to reduce the outstanding balance of the Company's Senior Notes. The partial reduction in interest expense of $159,000 and $342,000 represents the proforma reduction in interest expense as a result of the proforma reduction in the outstanding balance of Senior Notes.

     (2) Treasury shares were assumed to be repurchased at the average closing stock price for the respective periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company reported net earnings of $6.0 million for the quarter ended June 30, 1996, compared to a net loss of $0.1 million for the same period in 1995. The Company earned $2.6 million for the quarter ended March 31, 1996. For the years ended December 31, 1995 and 1994, respectively, the Company reported losses of $14.2 million and $3.0 million. The second quarter of 1996 is the third consecutive quarter in which the Company has reported net earnings, following nearly four years of quarterly and annual losses.

      For the six months ended June 30, 1996, the Company reported net earnings of $8.5 million as compared to a net loss of $10.3 million for the same period in 1995. The growth in capital produced by the earnings generated during the first half of 1996 increased the Bank's core and risk-based capital ratios to 7.06% and 11.62%, respectively, at June 30, 1996, in excess of the regulatory minimums which define a "well capitalized" institution.

     During the second quarter of 1996, the Company (1) earned $1.9 million from its core business operations (before credit loss provisions), (2) realized a pretax gain of $6.4 million from the sale of its San Diego County-based deposits, (3) augmented loan and property loss reserves by $3.5 million, (4) recorded income tax benefits of $1.2 million, (5) incurred $0.5 million in interest costs associated with the Senior Notes issued in December 1995 as part of the Company's recapitalization, and (6) realized other net revenues of $0.5 million.

     For the first six months of 1996, the Company (1) realized pretax earnings (before credit loss provisions) of $3.6 million from its core business operations, (2) increased loan and property loss reserves by $5.4 million, (3) recorded a gain of $6.4 million from the sale of its San Diego deposit franchise, (4) recognized $3.5 million of income tax benefits, (5) incurred $1.0 million of interest costs on the Senior Notes, and (6) realized other net revenues of $1.4 million, principally associated with the Company's property disposal operations.

     By comparison, the results for the three and six months ended June 30, 1995 include (1) a loss from the Company's core business operations (before credit loss provisions) of $0.7 million and $0.7 million, respectively, (2) additions to loan and property loss reserves of $0 and $12.7 million, respectively, (3) net gains of $0.6 million and $3.7 million, respectively, from sales of securities, properties and loans, and (4) other net revenues of $0.7 million and $0.2 million, respectively.

     The continuing improvement in the Company's financial performance is attributable to (1) the growing success in penetrating its targeted financing markets, which produced completed financings of $167.7 million during the first half 1996 compared to $74.0 million during the first half of 1995, and
(2) the continued reduction in nonperforming assets which, net of all credit losses, declined to $40.5 million at June 30, 1996 from $80.1 million at June 30, 1995. Though still high by comparison to other financial institutions, the Company's net nonperforming assets represented 5.3% of total assets at June 30, 1996, compared to 11.5% of total assets at June 30, 1995.

     These two factors contributed to the growth in average interest-earning assets, which in turn has significantly enhanced the Company's net interest margins. For the three and six months ended June 30, 1996, the Company's net interest margin, excluding credit loss provisions, was $6.1 million and $11.5 million, respectively. For the same periods in 1995, the Company's net interest margin, before credit loss provisions, was $3.6 million and $8.1 million, respectively.

     Though most of the Company's financial performance indicators are improving and trending positively, the Company's operating results continue to be diluted by weakness in the performance of loans originated prior to 1994, and the continued high cost of carrying a significant investment in nonperforming assets. Because most of the loans in this segment of the portfolio were originated during the period 1987 through 1992, prior to the steep and prolonged decline in real estate values throughout Southern California, collateral values in many instances are less than the outstanding balance of the Company's loans. As a consequence, the Company remains susceptible to future credit losses arising from adverse borrower performance related to this portfolio, which may require further significant reserve additions.

     At June 30, 1996, the Company's portfolio of loans originated since 1994 stood at $292.2 million, or 43.8% of total loans, and carried a weighted average interest rate of 9.47%. By comparison, the Company's portfolio of loans originated prior to 1995 represented 56.2% of total loans at June 30, 1996 and carried a weighted average interest rate of 7.81%. At June 30, 1996, none of the loans originated since 1994 were in default, nor had the Company completed foreclosure actions related to any post-1994 financings. Since its re-emergence as an active lender at the beginning of 1995, the Company has provided financing to owners and purchasers of estate-quality homes, income-producing properties, and residential construction, in each instance limited to its core Southern California markets.

     In late June, the Company completed the sale of deposits from its three San Diego County retail banking offices to Hemet Federal Savings. Total deposits of $185.2 million were sold, which produced a net gain of $6.4 million. The transfer of deposits was principally funded by (1) a net growth since the end of 1995 of $92.3 million in the deposits held by the Company's remaining six retail banking offices, (2) an advance of $75.0 million against the Bank's $200.0 million line of credit with the Federal Home Loan Bank of San Francisco ("FHLB") and (3) the sale of $36.0 million of seasoned, fixed-rate, single-family residence mortgage loans during the quarter. The Company's six remaining retail banking locations in the greater Los Angeles metropolitan area maintained average customer deposit balances of $103.7 million at June 30, 1996. The continued growth of deposit balances in the Company's core markets, coupled with its FHLB line of credit, are expected to provide the Company with sufficient capacity to support its real estate-secured financing opportunities.

     At June 30, 1996, the Company had total assets of $761.2 million, up from total assets of $753.6 million at year end 1995 and $705.1 million at June 30, 1995.

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

     The table below sets forth the Company's average balance sheet, and the related effective yields and costs on average interest-earning assets and interest-bearing liabilities, for the six months ended June 30, 1996, and 1995. In the table, interest revenues are net of interest associated with nonaccrual loans (dollars are in thousands).

                                                                 SIX MONTHS ENDED
                                           ------------------------------------------------------------
                                                   JUNE 30, 1996                   JUNE 30, 1995
                                           ----------------------------    ----------------------------
                                                     REVENUES/   YIELD/              REVENUES/   YIELD/
                                            AMOUNT    COSTS       COST      AMOUNT     COSTS      COST
                                           --------   -------    ------    --------   -------    ------
ASSETS
Interest-earning assets
   Loans                                   $642,080   $27,721     8.63%    $566,915   $21,318     7.52%
   Investments and other securities         118,682     3,124     5.26%      48,031     1,468     6.11%
   Mortgage-backed securities                                                54,999     1,739     6.32%
                                           --------   -------              --------   -------
     Total interest-earning assets          760,762    30,845     8.10%     669,945    24,525     7.32%
Noninterest-earning assets                   29,431   -------    -----       55,135   -------     ----
                                           --------                        --------
Total assets                               $790,193                        $725,080
                                           --------                        --------
                                           --------                        --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
   Deposits                                $726,365    18,232     5.05%    $666,084    15,815     4.79%
   Borrowings                                 4,120       121     5.91%      19,212       585     6.06%
   Senior Notes                              12,091       955    15.80%
                                           --------   -------              --------   -------
     Total interest-bearing liabilities     742,623    19,308     5.25%     685,296    16,400     4.83%
                                                      -------    -----                -------     ----
Noninterest-bearing liabilities               6,016                           6,999
Stockholders' equity                         41,554                          32,785
                                           --------                        --------
Total liabilities & stockholders' equity   $790,193                        $725,080
                                           --------                        --------
                                           --------                        --------
Net interest margin ($)                               $11,537                         $ 8,125
                                                      -------                         -------
                                                      -------                         -------
Net interest margin (% to
   interest-earning assets)                                       2.85%                          2.49%
                                                                 -----                            ----
                                                                 -----                            ----

     The table below summarizes the components of the changes in the Company's interest revenues and costs for the six months ended June 30, 1996 and 1995 (dollars are in thousands).

                                                SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                                 INCREASE (DECREASE) DUE TO CHANGE IN
                                         --------------------------------------------------
                                                           RATE AND                   NET
                                         VOLUME     RATE   VOLUME (1)   OTHER (3)    CHANGE
                                         ------    ------  ----------   ---------   -------
INTEREST REVENUES
   Loans (2)                             $2,826    $3,158   $ 419        $  -       $ 6,403
   Investments and other securities       2,165      (206)   (303)                    1,656
   Mortgage-backed securities            (1,739)                                     (1,739)
                                         ------    ------  ----------   ---------   -------
                                          3,252     2,952     116                     6,320
                                         ------    ------  ----------   ---------   -------
INTEREST COSTS
   Deposits                               1,416       850      77          74         2,417
   Borrowings                              (460)      (17)     13                      (464)
   Senior notes                             955                                         955
                                         ------    ------  ----------   ---------   -------
                                          1,911       833      90          74         2,908
                                         ------    ------  ----------   ---------   -------
NET MARGIN                               $1,341    $2,119   $  26        $(74)      $ 3,412
                                         ------    ------  ----------   ---------   -------
                                         ------    ------  ----------   ---------   -------

- ----------
   (1)  Calculated by multiplying change in rate by change in volume.
   (2) Interest on loans is net of interest on nonaccrual loans and includes amortization of loan fees and discounts.
   (3)  Extra day of interest expense due to leap year.

     The Company's net interest margin, expressed as a percentage of interest-earning assets, has been steadily rising over the past eighteen months. The Company commenced operation of several new financing businesses early in 1995, each targeted on a narrow segment of the real estate finance markets in Southern California and designed to produce meaningful new loan volumes with yields substantially higher than the Company's pre-1995 loan portfolio while maintaining the Company's established credit quality standards. During the six months ended June 30, 1996, the Company originated $167.7 million of new permanent and construction loan commitments with a weighted average interest rate of 9.78% at origination. By comparison, new permanent and construction loan commitments during the six months ended June 30, 1995, were $74.0 million, and carried a weighted average interest rate at origination of 9.74%. At June 30, 1996, approximately $292.2 million of the loans originated since 1994 remained in the Company's portfolio and had an aggregate weighted average interest rate of 9.47%. Loans originated prior to 1995 totaled $375.3 million at June 30, 1996, and had an aggregate weighted average interest rate of 7.81%. Most of the loans originated during 1995 and 1996 are adjustable-rate, adjusting quarterly or more frequently, and utilize a variety of indices, including the Eleventh District Cost of Funds Index ("11th DCOFI"), the Prime Rate and the One-Year Constant Maturity Treasury Index. The more frequent adjustments of, and the wider array of indices utilized by, the Company's post-1994 originations have steadily improved the Company's sensitivity to movements in market interest rates. At June 30, 1996, approximately 90% of the Company's adjustable rate loans, and 69% of all loans, had repricing intervals of six months or less. By comparison, at June 30, 1995, 85% of the Company's adjustable rate loans, and 60% of all loans, had repricing intervals of six months or less.

PROVISIONS FOR ESTIMATED CREDIT LOSSES ON LOANS

     For the three and six months ended June 30, 1996, the Company recorded loan loss provisions of $2.5 million and $3.7 million, respectively, compared with provisions of $12.7 million recorded during the six months ended June 30, 1995, all of which was recorded in the first quarter of 1995. The reduction in loan loss provisions from 1995 to 1996 resulted primarily from an improvement in asset quality. At June 30, 1996, net nonperforming assets and performing loans classified "Substandard", "Doubtful" or "Loss" totaled $98.6 million compared with $136.3 million at June 30, 1995. Within these totals, the net carrying value of real estate owned totaled $22.4 million and $63.5 million, respectively, at June 30, 1996, and 1995. The majority of the provisions recorded in the first six months of 1995 were attributable to an increase in the capitalization rates utilized by the Company to value its portfolios of owned apartment buildings and classified apartment loan collateral.

     Notwithstanding the measurable improvement in the Company's asset quality during the past twelve months, the magnitude of the Company's nonperforming asset and classified performing loan portfolios remains substantially above peer levels and represents a significant portion of the Company's assets. These portfolios dilute the Company's operating results, through a combination of funding and management costs and incremental loss provisions. Further, these assets expose the Company to the potential for additional losses to the extent that borrowers are unable to make their payments to the Company, requiring the Company to pursue foreclosure of its collateral, and to the extent that the submarkets in which the Company's collateral is located (principally the South Bay area of Los Angeles County), or the type of property securing the Company's loans, continue to be resistant to growth in real estate values. As a result, management continues to diligently manage this portfolio of troubled assets and to measure in a timely fashion adverse portfolio migration trends and the adequacy of the Bank's reserves for future credit losses.

NON-INTEREST REVENUES

     The table below sets forth the Company's non-interest revenues for the three-month and six-month periods indicated (dollars are in thousands).

                              THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                              ---------------------------  ----------------------------
                               1996      1995     CHANGE     1996       1995     CHANGE
                              ------    ------    ------   -------    -------    ------
Other loan and escrow fees    $  333    $  137    $ 196    $   601    $   233    $ 368
Deposit account fees             118       139      (21)       279        319      (40)
Other revenues                    40         2       38         51          2       49
                              ------    ------    ------   -------    -------    ------
                              $  491    $  278    $ 213    $   931    $   554    $ 377
                              ------    ------    ------   -------    -------    ------
                              ------    ------    ------   -------    -------    ------

     Other loan and escrow fees in 1996 were higher than in 1995 due primarily to increased loan production.

OPERATING COSTS

     The table below details the Company's operating costs for the three-month and six-month periods indicated (dollars are in thousands).

                              THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                              ---------------------------  ----------------------------
                               1996      1995     CHANGE     1996       1995     CHANGE
                              ------    ------    ------   -------    -------    ------
Employee                      $2,310    $2,641    $(331)   $ 4,604    $ 5,403    $(799)
Operating                      1,258       870      388      2,307      1,725      582
Occupancy                        703       663       40      1,426      1,439      (13)
SAIF insurance premium
  and OTS assessment             594       542       52      1,179      1,091       88
Professional                     467       489      (22)       915        956      (41)
Goodwill amortization             12        12                  24         24
                              ------    ------    ------   -------    -------    ------
                              $5,344    $5,217    $ 127    $10,455    $10,638    $(183)
                              ------    ------    ------   -------    -------    ------
                              ------    ------    ------   -------    -------    ------

     The overall reduction in year-to-date operating costs reflects the higher cost deferral under GAAP associated with the Company's expanding loan origination activities. The Company has also reduced its accruals for incentive cash compensation, consistent with the awarding of stock options to
all key managers during the fourth quarter of 1995.   Offsetting this
positive trend, during the second quarter of 1996, the Company had an increase in operating costs, compared to 1995, primarily due to an ongoing participation in an affordable, community based housing program, an increase in the SAIF premium as a result of higher deposit balances, and an adjustment to depreciation on certain fixed assets.

REAL ESTATE OPERATIONS

     The table below sets forth the revenues and costs attributable to the Company's foreclosed properties for the periods indicated. The compensatory and legal costs directly associated with the Company's property management and disposal operations are included in the table above in OPERATING COSTS (dollars are in thousands).

                                                 THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                 ---------------------------  ----------------------------
                                                  1996      1995     CHANGE     1996       1995     CHANGE
                                                 ------    ------    ------   -------    -------    ------
EXPENSES ASSOCIATED WITH
  REAL ESTATE OWNED
       Property taxes                            $   (47)  $  (9)    $   (38) $  (130)   $  (32)    $   (98)
       Repairs, maintenance and renovation           (57)    (80)         23      (98)     (208)        110
       Insurance                                     (41)    (52)         11     (119)      (89)        (30)
                                                 -------   -----     -------  -------    ------     -------
                                                    (145)   (141)         (4)    (347)     (329)        (18)
NET RECOVERIES FROM SALE
  OF PROPERTIES                                      538     324         214    1,282       503         779
RENTAL INCOME, NET                                   223     766        (543)     822     1,241        (419)
PROVISION FOR ESTIMATED LOSSES ON
   REAL ESTATE OWNED                              (1,011)             (1,011)  (1,711)               (1,711)
                                                 -------   -----     -------  -------    ------     -------
                                                 $  (395)  $ 949     $(1,344) $    46    $1,415     $(1,369)
                                                 -------   -----     -------  -------    ------     -------
                                                 -------   -----     -------  -------    ------     -------

     The costs included in the table above (and, therefore, excluded from operating costs (see OPERATING COSTS), reflect holding costs directly attributable to the portfolio of real estate owned assets.

     Net revenues from owned properties principally include the net operating income (collected rental revenues less operating expenses and certain renovation costs) from foreclosed apartment buildings or receipt, following foreclosure, of similar funds held by receivers during the period the original loan was in default. During the three and six months ended June 30, 1996, provisions for estimated losses on foreclosed real estate in the amounts of $1.0 million and $1.7 million, respectively, were recorded, principally associated with a continued decline in value on certain owned non-apartment properties and higher-than-expected renovation costs for the Company's owned apartment portfolio. During the six months ended June 30, 1996, the Company sold 103 properties generating net proceeds of $29.3 million and aggregate net recoveries of $1.3 million. During the three months ended June 30, 1996, the Company sold 52 properties generating net proceeds of $18.5 million and aggregate net recoveries of $0.6 million.

     As of June 30, 1996, the Company's portfolio of properties consisted of 240 individual homes, apartment buildings, and land parcels. In addition, as of that date the Company's defaulted loan portfolio was represented by 84 loans and its portfolio of performing project concentration loans secured 430 individual homes. See RISK ASSETS. Because of the large aggregate number of units represented by these risk portfolios, management expects that the costs incurred to manage the property disposal and loan restructuring operations of the Company, plus the holding costs associated with these portfolios (other than interest lost following a loan's default and subsequent foreclosure), will continue to be significant for the next several quarters.

OTHER NON-OPERATING REVENUES

     Other non-operating revenues include gain on sale of loans, gain on sale of securities, gain on sale of other assets, and other revenues. For the six months ended June 30, 1996, other operating revenues included (1) gains of $6.5 million primarily as a result of the $185.2 million branch deposit sale,
(2) gains of $0.2 million as a result of $68.9 million in loan sales, (3) legal recoveries of $0.2 million and (4) other expenses of $0.2 million primarily due to an upward adjustment to the deferred loan fees balance, to correct for overamortization in prior periods. For the six months ended June 30, 1995, other non-operating revenues included (1) gains of $3.0 million primarily as a result of the sale of $11.5 million in marketable equity securities, (2) legal recoveries of $0.4 million, (3) a gain of $0.1 million on the sale of $17.1 million in branch deposits and (4) a gain of $0.1 million on the sale of $19.2 million in loans.

INCOME TAXES

     At December 31, 1995, the Company retained accumulated income tax benefits of $35.5 million, which principally consisted of net operating loss carryforwards. The utilization of these net operating loss carryforwards is limited to the demonstrated ability of the Company to generate pretax earnings during the carryforward period, which generally runs for fifteen years from the date the loss was generated. In accordance with Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES ("SFAS 109"), the Company recorded an income tax benefit of $1.2 million and $3.5 million, respectively, during the three and six months ended June 30, 1996. Among other things, SFAS 109 permits the recognition of an income tax benefit, and the corresponding recording of a deferred tax asset, to the extent pretax earnings are reasonably expected to be generated. For regulatory capital purposes, the Office of Thrift Supervision ("OTS") limits the cumulative amount of any deferred tax asset to the lesser of pretax earnings reasonably expected to be generated during the succeeding twelve month period or 10% of an institution's tangible capital. At June 30, 1996, the deferred tax asset recorded by the Company represented 6.5% of the Bank's tangible capital.

FINANCIAL CONDITION, CAPITAL RESOURCES & LIQUIDITY AND ASSET QUALITY

ASSETS

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of cash on hand, deposits at correspondent banks and Federal funds sold. The Company maintains balances at correspondent banks to cover daily inclearings, wire activities and other charges. Cash and cash equivalents at June 30, 1996, were $34.0 million, an increase from $14.0 million at December 31, 1995. This increase in cash balances at June 30, 1996, was due to the accumulation of excess cash in the second quarter in anticipation of the sale of deposits from the Company's three San Diego branches at the end of June. The excess cash was made available through two loan sales totaling approximately $68.9 million, as well as deposit growth in the Company's remaining six branches.

INVESTMENT SECURITIES

     The cost basis and estimated fair value of investment securities available-for-sale are summarized as follows (dollars are in thousands):

                                         June 30, 1996
                        -----------------------------------------------
                                                             Estimated
                         Amortized      Gross Unrealized       Fair
                                       ------------------
                           Cost          Gains    Losses       Value
                        -----------    -------- ---------  ------------
U.S. Government          $  38,588      $  14   $  (154)    $  38,448
                        -----------    -------- ---------  ------------
                        -----------    -------- ---------  ------------


                                        December 31, 1995
                        -----------------------------------------------
                                                             Estimated
                         Amortized      Gross Unrealized       Fair
                                       ------------------
                           Cost          Gains    Losses       Value
                        -----------    -------- ---------  ------------
U.S. Government          $  62,787      $  11   $    (5)    $  62,793
                        -----------    -------- ---------  ------------
                        -----------    -------- ---------  ------------

     The available-for-sale amounts at June 30, 1996 and December 31, 1995, include U.S. Government securities purchased with proceeds from the recapitalization of the Company in December 1995 that have been pledged as security for the payment of interest expense associated with the Senior Notes (as defined herein) that were issued in the recapitalization. These pledged securities had a cost basis and fair value of $4.1 million and $4.0 million, respectively, at June 30, 1996.

     The cost basis and estimated fair value of investment securities available-for-sale at June 30, 1996, are summarized by contractual maturity as follows (dollars are in thousands):

                                                               Estimated
                                                                 Fair
                                                 Cost Basis      Value
                                                ------------  -----------
Due in less than one year                        $   1,633     $  1,627
Due in one year through five years                  36,955       36,821
                                                ------------  -----------
                                                 $  38,588     $ 38,448
                                                ------------  -----------
                                                ------------  -----------


REAL ESTATE LOANS

GENERAL

     The two tables below set forth the composition of the Company's loan portfolio, and the percentage of composition by type of security, delineated by the year of origination and in total, as of the dates indicated (dollars are in thousands).

                                                  June 30, 1996
                                      -------------------------------------
                                        Pre-1995    Post-1994     Total
                                      -----------  -----------  -----------
PERMANENT
  Single family (non-project)
     Estate                            $     -      $  86,855    $  86,855
     Other                               125,325       21,287      146,612
  Loan concentrations                     64,717        1,102       65,819
  Multi-family
     2 to 4 units                         28,334       11,186       39,520
     5 or more units                     133,506      108,087      241,593
  Commercial                               2,716       57,512       60,228
  Land                                       851        2,757        3,608
RESIDENTIAL CONSTRUCTION                               58,511       58,511
OTHER                                         18        1,591        1,609
                                      -----------  -----------  -----------
GROSS LOANS RECEIVABLE                 $ 355,467    $ 348,888    $ 704,355
                                      -----------  -----------  -----------
                                      -----------  -----------  -----------



                                      June 30, 1996       December 31, 1995         June 30, 1995
                                   -------------------  --------------------     --------------------
                                    Balance   Percent     Balance   Percent        Balance   Percent
                                   --------- ---------  ---------- ---------     ---------- ---------
PERMANENT LOANS
  Single family
     Non-project                   $ 233,467     33.1%  $ 255,956      39.0%      $ 244,371     42.1%
     Loan concentrations              65,819      9.3%     67,189      10.2%         72,540     12.5%
  Multi-family
     2 to 4 units                     39,520      5.6%     44,640       6.8%         47,269      8.2%
     5 or more units                 241,593     34.4%    216,420      33.0%        184,629     31.9%
  Commercial                          60,228      8.6%     31,258       4.8%          7,407      1.3%
  Land                                 3,608      0.5%      5,579       0.9%          3,779      0.7%
RESIDENTIAL CONSTRUCTION              58,511      8.3%     33,347       5.1%         16,525      2.9%
OTHER                                  1,609      0.2%      1,554       0.2%          2,226      0.4%
                                   --------- ---------  ---------- ---------     ---------- ---------
GROSS LOANS RECEIVABLE               704,355    100.0%    655,943     100.0%        578,746    100.0%
                                             ---------             ---------                ---------
                                             ---------             ---------                ---------

LESS
  Participants' share                 (2,493)              (2,219)                   (1,949)
  Undisbursed loan funds             (33,605)             (15,208)                   (5,855)
  Deferred loan fees and
    credits, net                      (8,190)              (5,996)                   (3,676)
  Allowance for estimated losses     (15,762)             (15,192)                  (20,690)
                                   ---------            ----------               ----------
NET LOANS RECEIVABLE               $ 644,305            $ 617,328                 $ 546,576
                                   ---------            ----------               ----------
                                   ---------            ----------               ----------


     The Company's loan portfolio is exclusively concentrated in Southern California real estate. At June 30, 1996 and 1995, respectively, 42% and 55% of the Company's loan portfolio consisted of permanent loans secured by single family residences, 40% and 40% consisted of permanent loans secured by multi-unit residential properties, and 18% and 5% consisted of loans to finance commercial properties, the acquisition of land and the construction of single family housing.

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

     The Company's performance continues to be adversely affected by the weakness evident in its portfolio of loans originated prior to 1994 and a high volume of foreclosures associated with this pre-1994 portfolio, though foreclosures have been declining over the past six quarters. These asset quality trends reflect the general weakness of the Southern California economy, and the direct translation of this weakness to local real estate markets. These factors have been, and will continue to be, exacerbated by several factors unique to the Company's loan portfolio, including (1) its portfolio of loans secured by apartment buildings, for which property cash flows are, or may become, inadequate to meet borrowers' debt service requirements, (2) the concentration within the Company's loan and property portfolios of multiple permanent loans and foreclosed properties within a single integrated development, and (3) the concentration within the Company's portfolio of loans to one or more individuals, or groups of individuals, who are affiliated and with respect to which there remain limited financial resources to fund debt service payments where property cash flows (either from sales of homes or from income property cash flows) are, or may become, inadequate.

LENDING OPERATIONS

     During 1995, the Company aggressively re-entered the mortgage finance business, specializing in providing financings secured by income properties, very expensive homes and residential construction projects. For the eighteen months ended June 30, 1996, the Company originated $364.7 million of permanent loans and construction loan commitments.

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

     To acquire new business which meets the Company's goals for profitability, return on capital and credit quality, the Company offers prospective borrowers efficient and effective service (e.g., quick and comprehensive response to financing requests and timely funding), a willingness to tailor the terms and conditions of the transaction to accomplish the borrower's objectives (while satisfying the Company's credit standards), and a real estate orientation which generally permits the Company to contribute proactively in helping borrowers accomplish their near-term or long-term financial objectives. Management believes these attributes, taken together, clearly distinguish the Company from its competitors and permit the Company to charge a premium price for its permanent financing products (except for the modest amount of financings involving conventional single family loan transactions). The Company obtains its permanent financing sourcing through independent mortgage brokers, rather than through a captive sales force.

     Unlike the Company's narrowly focused permanent financing businesses, its pursuit of development financing opportunities is very competitive, with banks and thrifts of all sizes generally being active in the marketplace. Generally, pricing and underwriting standards in this market are defined around a fairly narrow range. In this environment, the Company distinguishes itself from its competitors by offering prospective customers efficient pre-funding evaluation and post-funding funds control, as well as an intimate knowledge of the development process. Unlike the Company's permanent financing businesses, development financing is generally sourced directly from builders and developers.

RISK ASSETS

     At June 30, 1996, the Company's problem asset ratios were far higher than those of most lenders within its lending markets. The table below sets forth the composition, measured by gross and net investment, of the Company's Risk Asset portfolio. Risk Assets include owned properties, nonaccrual loans, and performing loans which have been adversely classified pursuant to OTS regulations and guidelines ("Performing/Classified" loans). Loans categorized as "Special Mention" are not classified pursuant to regulatory guidelines, but are included in these tables as a broader indication of the Company's asset quality (dollars are in thousands).

                                                   JUNE 30,     DECEMBER 31,     JUNE 30,
                                                     1996          1995            1995
                                                   --------     ------------     ---------
PROPERTIES                                         $ 34,313      $ 53,630        $ 77,016
NONACCRUAL LOANS                                     22,576        21,709          23,222
Performing loans
  Classified Loss, Doubtful and Substandard          63,828        57,049          58,592
  Designated Special Mention                         59,990        54,851          63,655
                                                   --------      --------        --------
GROSS RISK ASSETS                                   180,707       187,239         222,485
LESS
Specific reserves                                   (16,265)      (18,049)        (23,522)
General reserves                                     (8,141)      (11,160)         (6,834)
                                                   --------      --------        --------
NET RISK ASSETS                                    $156,301      $158,030        $192,129
                                                   --------      --------        --------
                                                   --------      --------        --------
NET LOANS RECEIVABLE
  AND PROPERTIES                                   $666,709      $655,233        $610,085
                                                   --------      --------        --------
                                                   --------      --------        --------
PERCENTAGE TO NET LOANS RECEIVABLE AND PROPERTIES
  Net risk assets                                     23.4%         24.1%           31.5%
                                                   --------      --------        --------
                                                   --------      --------        --------
  Net classified assets (Net risk assets less
    net designated Special Mention)                   14.8%         16.2%           24.0%
                                                   --------      --------        --------
                                                   --------      --------        --------
PERCENTAGE OF NET CLASSIFIED ASSETS TO CORE CAPITAL  184.4%        244.3%          515.4%
                                                   --------      --------        --------
                                                   --------      --------        --------

     The Company currently places loans on nonaccrual status when (1) they become one or more payments delinquent or (2) management believes that, with respect to performing loans, continued collection of principal and interest from the borrower is not reasonably assured.

     The performance of the Company's loan portfolio continued to improve during the quarter, consistent with the improvement realized since 1993. The carrying value of nonperforming assets (i.e., foreclosed properties, loans delinquent one or more payments and performing loans placed on nonaccrual status) declined to $40.5 million, or 5.3% of total assets, at June 30, 1996, from $55.5 million, or 7.4% of total assets, at December 31, 1995, and $80.8 million, or 11.5% of total assets, at June 30, 1995. The carrying value of nonperforming assets peaked at more than $150.0 million in early 1994. The reduction in nonperforming assets reflects the continued sales of foreclosed properties and the decrease in the rate of borrower defaults. As described above, the Company places any loan delinquent one or more payments on nonaccrual status and includes such amounts as loans in default for reporting purposes. At June 30, 1996, December 31, 1995 and June 30, 1995, the principal amount of nonaccrual loans included $6.6 million, $10.4 million and $9.8 million, respectively, of loans with respect to which payments were either current or delinquent less than three payments.

     Management classifies the Company's performing loans based upon objective and measurable criteria. For single family-secured (non-project) loans, loans are classified or designated Special Mention based upon a risk grading approach, which considers the value of the Company's collateral in relation to the balance of the Company's loan, the borrower's recent and historical performance, the borrower's credit profile and other factors. Performing loans within loan concentrations (see LOAN CONCENTRATIONS) are classified or designated Special Mention based upon the recent and historical performance of the permanent loans originally made by the Company to finance the purchase of units by individuals from the developer, supply and demand trends for units in each individual project and pricing trends for units. Performing apartment loans are classified or designated Special Mention based upon the debt service coverage afforded by current property cash flows and the valuation of the Company's collateral based upon current and stabilized property cash flows and the imposition of current market capitalization rates. Through June 30, 1996, management has completed one or more loan and collateral reviews for virtually all of the Company's loan concentration and apartment-secured loan portfolios and for over 50% of the Company's pre-1994 single family residence-secured loans. Because of the generally empirical approach to loan classification applied by the Company, management believes that any future decrease in the Company's classified assets will result from either (1) borrower defaults, which will result in foreclosure and sale of the Company's collateral, or (2) an improvement in the underlying economics which support the Company's collateral (i.e., higher operating cash flows from apartment buildings, higher prices for units securing concentration loans).

     The table below shows the Company's gross loan portfolio, by classification, as of June 30, 1996 (dollars are in thousands).

                                                            CLASSIFIED LOANS
                                                        -----------------------
                                              SPECIAL   LOSS, DOUBTFUL             NONACCRUAL
                                     PASS     MENTION   AND SUBSTANDARD     LOANS        TOTAL
                                   --------   -------   ---------------  -----------   --------
Single family homes
  Non-project                      $206,067   $10,210       $ 8,170        $ 9,020     $233,467
  Loan concentrations                32,204    19,485         7,306          6,824       65,819
Multi-family
  2 to 4 units                       34,867     1,943         1,822            888       39,520
  5 or more units                   172,129    24,721        38,943          5,800      241,593
Commercial properties                50,409     2,623         7,196                      60,228
Land                                  2,165     1,008           391             44        3,608
Residential construction
  SFR                                36,562
         36,562
  Tract development                  21,949                                            21,949
Other collateralized loans            1,609                                             1,609
                                   --------   -------       -------        -------     --------
                                   $557,961   $59,990       $63,828        $22,576     $704,355
                                   --------   -------       -------        -------     --------
                                   --------   -------       -------        -------     --------

SINGLE FAMILY (NON-PROJECT)

     In the preceding table, non-project single family homes consist of defaulted, performing/classified and nonclassified loans secured by single family homes which are not part of an integrated development with respect to which the Company financed the construction of the development or financed the purchase of homes from the developer by individuals. At June 30, 1996, the Company (1) owned 9 homes which were being actively marketed for sale, (2) had 41 defaulted loans secured by single family (non-project) homes, (3) had 21 loans which were performing but had been classified "Substandard", and (4) had 51 loans which were performing but had been designated "Special Mention". The Company has valued its owned single family homes at their estimated net liquidation values. The defaulted loan portfolio secured by single family homes (non-project) has been valued, in the aggregate, consistently with the Company's historical migration and loss rates.

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

     At the peak in early 1994, management had identified 63 separate loan concentrations, involving loan principal of $90.6 million and foreclosed inventory of $23.3 million. Approximately two-thirds of this aggregate investment was in 13 projects, with respect to which the Company had provided the initial takeout loans for over 50% of the units in the project or had foreclosed upon more than 50% of the entire project prior to the sale of completed units. At June 30, 1996, the Company's aggregate investment in its portfolio of loan concentrations (loan principal plus foreclosed inventory before reserves) consisted of 53 separate loan concentrations totaling $70.7 million. This represents a decrease of $43.2 million, or 38%, principally as the result of foreclosure of the Company's collateral, sales of foreclosed units and the acceptance of discounted payments from borrowers on several loans. At June 30, 1996, the Company owned 51 foreclosed units and 25 loans, representing $3.7 million of loan principal, which were delinquent one or more payments.

     Management expects that the performance of this portfolio will continue to be quite poor, principally because the underlying risk factors which have given rise to the historically poor performance - poorly-qualified borrowers and significant declines in the value of the Company's collateral - are not expected to change in the near-term.

APARTMENT BUILDINGS

     At June 30, 1996, the Company owned 27 apartment buildings, and loans secured by 17 apartment buildings were in default. The Company's foreclosed inventory and its defaulted loan collateral are predominantly located in the South Bay region of Los Angeles, are between five and ten years old and average less than 15 units in size.

     Prior to late 1995, management determined to accumulate the Company's portfolio of foreclosed apartment buildings and to operate them for their cash flow yield. During the Company's holding period, the Company's internal property management staff made necessary capital improvements to each property and upgraded the quality of each buildings' tenants. In September 1995, management commenced an aggressive sales program to liquidate the Company's then portfolio of 71 buildings, premised upon its belief that the buildings had reached sustainable cash flow production and had been improved to the extent required to command a retail, as opposed to a wholesale, price in the market. Commencing in September 30, 1995 and continuing through June 30, 1996, virtually all of the Company's initial inventory of buildings had been sold, largely leaving buildings foreclosed upon during the last three quarters in inventory at the end of June 1996. The Company has financed all building sales involving five or more units, generally on market terms (i.e., the 11th DCOFI plus 3.00%, with downpayments by purchasers of between 20% and 25%). These financings have been discounted to provide the Company with a yield to maturity equivalent to the 11th DCOFI plus 4.00%, which yield approximates the Company's marginal lending rate for new, apartment-secured financings.

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

RESIDENTIAL CONSTRUCTION

     At June 30, 1996, the Company maintained investments in 4 residential construction developments previously acquired through foreclosure. These developments, when completed, will entail the construction and sale of 275 homes. At June 30, 1996, the Company had sold 191 homes in these developments, 18 homes had been completed and had not been sold, and 66 homes remained to be built or are model units. The cost to complete construction of the remaining homes within these developments (approximately $11.0 million) has been incorporated into the carrying values for each development at June 30, 1996.

LAND

     At June 30, 1996, the Company's portfolio of owned land parcels consisted of 5 properties with a net carrying value of $2.3 million. The Company also had 3 classified loans totaling $1.4 million. The Company's investment in land has been valued by reference to comparable land sales (where available), current appraisals and discounted cash flow land residual analyses.

CREDIT LOSSES

     The Company maintains reserves against specific assets in those instances in which it believes that full recovery of the Company's gross investment is unlikely. As of June 30, 1996, the Company had established specific reserves based upon (1) management's strategy in managing and disposing of the asset and the corresponding financial consequences, (2) current indications of property values from (a) complete, recent sales from the Company's property portfolio,
(b) real estate brokers, and (c) potential buyers of the Company's properties, and (3) current property appraisals. In addition, management establishes general valuation allowances ("GVA") against its loan and property portfolios when sufficient information does not exist to support establishing specific reserves. The loss factors utilized to establish general reserves are based upon (1) the actual loss experience for similar loans and properties within the Company's portfolio, when such loss experience is available and representative of the assets being valued, or (2) estimates of current liquidation values for collateral securing performing loans for a representative sampling of each portfolio segment.

     The table below sets forth the amounts and percentages of general and specific reserves for the Company's loan and property portfolios as of June 30, 1996 (dollars are in thousands).

                                                       LOANS
                                             --------------------------
                                             PERFORMING      IN DEFAULT      PROPERTIES     TOTAL
                                             ----------      ----------      ----------    -------
AMOUNTS
Specific reserves                             $ 2,371          $3,279          $10,615      $16,265
General reserves                                8,933           1,179            1,294       11,406
                                              -------          ------          -------      -------
  Total reserves for estimated losses         $11,304          $4,458          $11,909      $27,671
                                              -------          ------          -------      -------
                                              -------          ------          -------      -------
PERCENTAGES
% of total reserves to gross investment          1.8%           19.7%            34.7%         4.0%
% of general reserves to gross investment        1.4%            5.2%             3.8%         1.6%

     The table below summarizes the activity of the Company's reserves for the periods indicated (dollars are in thousands).

                                          THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                          ---------------------------    -------------------------
                                               1996         1995              1996         1995
                                          -------------  ------------    -------------  ----------
LOANS
Balance at beginning of period                $15,353      $ 26,019          $15,192     $ 21,461
Provision for estimated losses                  2,489                          3,689       12,700
Transfer to property and other reserves          (234)       (2,796)             166       (9,407)
Charge-offs                                    (1,846)       (2,533)          (3,285)      (4,066)
                                              -------      --------          -------     --------
Balance at end of period                      $15,762      $ 20,690          $15,762     $ 20,690
                                              -------      --------          -------     --------
                                              -------      --------          -------     --------
PROPERTIES
Balance at beginning of period                $12,317      $35,045           $15,725     $ 33,517
Provision for estimated losses                  1,011                          1,711
Transfer from loan reserves                       234        2,796              (166)       9,407
Charge-offs                                    (1,653)     (24,334)           (5,361)     (29,417)
                                              -------      --------          -------     --------
Balance at end of period                      $11,909      $ 13,507          $11,909     $ 13,507
                                              -------      --------          -------     --------
                                              -------      --------          -------     --------

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

                                                  JUNE 30, 1996
                                        -----------------------------------
                                          LOANS     PROPERTIES     TOTAL
                                        --------  -------------  ----------
PERMANENT
  Single family homes
     Non-project                        $  2,097   $      300     $  2,397
     Loan concentrations                   4,206        1,980        6,186
  Multi-family
     2 to 4 units                          1,151          483        1,634
     5 or more units                       7,074        1,938        9,012
  Commercial                                 987          105        1,092
  Land                                       128          980        1,108
RESIDENTIAL CONSTRUCTION                     119        6,123        6,242
                                        --------  -------------  ----------
                                        $ 15,762   $   11,909     $ 27,671
                                        --------  -------------  ----------
                                        --------  -------------  ----------

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

     The table below summarizes the composition of the Company's property portfolio at June 30, 1996 and 1995 and at December 31, 1995 (dollars are in thousands).

                                          JUNE 30,    DECEMBER 31,   JUNE 30,
                                           1996          1995          1995
                                         ---------   -------------  ----------
SINGLE FAMILY RESIDENCES
     Non-project                          $  2,135    $    4,975     $   3,638
     Loan concentrations                     5,596         6,419        10,916
MULTI-FAMILY
     2 to 4 units                            1,930         3,840         1,478
     5 or more units                         6,539        18,877        32,625
COMMERCIAL                                     346           346           346
LAND                                         3,286         3,759         7,719
RESIDENTIAL CONSTRUCTION                    14,481        15,414        20,294
                                         ---------   -------------  ----------
  GROSS INVESTMENT (1)                      34,313        53,630        77,016

ALLOWANCE FOR ESTIMATED LOSSES             (11,909)      (15,725)      (13,507)
                                         ---------   -------------  ----------
NET INVESTMENT                            $ 22,404    $   37,905     $  63,509
                                         ---------   -------------  ----------
                                         ---------   -------------  ----------

- ------------------------

  (1) Loan principal at foreclosure, plus post-foreclosure capitalized costs, less cumulative charge-offs.

OFFICE PROPERTY AND EQUIPMENT

     At June 30, 1996, the Company's office property and equipment of $5.1 million was down from $9.6 million at December 31, 1995. The decrease was primarily due to $3.7 million in sales of branch facilities, of which $2.2 million related to the sale of the Company's Oceanside branch office facility in February 1996 and $1.5 million related to the sale of the Company's Rancho Bernardo and Vista branch facilities in June 1996, in conjunction with the sale of deposits at the Company's three San Diego branches. A gain of $6.4 million was recorded on the sale of these deposits and facilities and is included in gain on sale of other assets.

LIABILITIES

GENERAL

     The Company derives funds principally from deposits and, to a lesser extent, from borrowings from the FHLB. In addition, recurring cash flows are generated from loan repayments and payoffs and, since late 1993, from sales of foreclosed properties. In addition to the Company's recurring sources of funds, the Company has generated funds by identifying certain of its securities and seasoned real estate loans as available-for-sale, and selling such assets in the open market. During 1995 and 1996, the Company sold
$88.1 million of loan principal secured primarily by single family homes originated prior to 1994 and $93.3 million of securities. Generally, the Company no longer originates the types of loans which have been, or will be, sold and the proceeds therefrom have been redeployed in the Company's current financing activities.

DEPOSITS

     Total deposits at June 30, 1996, were $622.0 million, a decrease from $698.0 million at December 31, 1995, and $670.0 million at June 30, 1995. In June 1996 the Company sold the deposits housed in its three San Diego County branches. At the time of the sale, these branches had total deposits of $185.2 million. The Company funded the transfer of deposits with a combination of borrowings from the FHLB (see BORROWINGS) and excess liquidity, which had been accumulated through loan sales totaling $68.9 million and deposit growth at the Company's remaining six branches.

     The table below summarizes the balances, weighted average interest rates ("WAIR") and weighted average remaining maturities in months ("WARM") for the Company's deposits (dollars are in thousands).


                                     JUNE 30, 1996             DECEMBER 31, 1995
                             ---------------------------  -----------------------------
     DESCRIPTION              BALANCE    WAIR     WARM     BALANCE     WAIR      WARM
- ------------------------     --------- ------- ---------  ---------- --------  --------
Transaction accounts         $  70,699   1.23%     -       $  94,459    1.19%      -
Certificates of Deposit
    7 day maturities            58,345   4.59%                60,552    4.78%
    Less than 6 months          18,564   4.65%       2        28,053    4.69%        2
    6 months to 1 year         343,487   5.40%       5       356,013    5.74%        5
    1 year to 2 years           84,349   5.96%       9        90,432    5.85%        9
    Greater than 2 years        46,521   6.00%      15        68,499    6.08%       16
                             --------- ------- ---------  ---------- --------  --------
Total                        $ 621,965   4.95%       5     $ 698,008    5.04%        5
                             --------- ------- ---------  ---------- --------  --------
                             --------- ------- ---------  ---------- --------  --------

BORROWINGS

     A primary alternative funding source for the Company is a $200.0 million credit line with the FHLB. The FHLB system functions as a source of credit to savings institutions which are members of a Federal Home Loan Bank System. Advances are typically secured by the Company's mortgage loans and the capital stock of the FHLB owned by the Company. Subject to the FHLB of San Francisco's advance policies and requirements, these advances can be requested for any business purpose in which the Company is authorized to engage. In granting advances, the FHLB considers a member's credit worthiness and other relevant factors.

     The balance and rate of the Company's FHLB advances at June 30, 1996, are summarized as follows (dollars are in thousands).

       TERM                    PRINCIPAL            RATE
    -----------                ---------            -----
     1 Month                   $  25,000            5.71%
     4 Months                     25,000            5.82%
     12 Months                    25,000            6.24%
                               ---------            -----
                               $  75,000            5.92%
                               ---------            -----
                               ---------            -----

SENIOR NOTES

     The Company has Senior Notes, which have a face amount of $13.5 million, and a current, amortized fair value of $12.2 million at June 30, 1996. The Senior Notes carry an annual stated interest rate of 12% and have an annual effective rate of approximately 16.5%, after the recording of original issue discount ("OID") of $1.5 million. The OID is accreted using the constant yield method over the five year term of the Senior Notes. Interest, which is required to be paid semi-annually at the stated interest rate, has been prefunded for three years out of the proceeds of the Company's recapitalization
in December 1995.   This prefunded interest of $4.9 million was invested in
U.S. Government securities. Thereafter, interest will be payable either in cash or, as permitted by the relevant agreements, in an equivalent value (determined in accordance with the provisions of the relevant agreement) in common stock of the Company.

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

     The following table summarizes the regulatory capital requirements under FIRREA for the Bank at June 30, 1996. As indicated in the table, the Bank's capital levels exceed all three of the currently applicable minimum FIRREA capital requirements (dollars are in thousands).

                                      TANGIBLE CAPITAL     CORE CAPITAL      RISK-BASED CAPITAL
                                      ----------------    ---------------    ------------------
                                       BALANCE    %        BALANCE    %       BALANCE      %
                                      --------  ------    --------  -----    --------   -------
Stockholders' equity                  $ 53,368            $ 53,368           $ 53,368
Adjustments
   General valuation allowances                                                 6,494
   Unrealized (gains) losses               102                 102                102
   Interest rate risk component (1)
                                      --------  ------    --------  -----    --------   -------
Regulatory capital                      53,470   7.06%      53,470  7.06%      59,964    11.62%
Required minimum                        11,357   1.50%      22,714  3.00%      41,272     8.00%
                                      --------  ------    --------  -----    --------   -------
Excess capital                        $ 42,113   5.56%    $ 30,756  4.06%    $ 18,692     3.62%
                                      --------  ------    --------  -----    --------   -------
                                      --------  ------    --------  -----    --------   -------
Adjusted assets (2)                   $757,137            $757,137           $515,900
                                      --------            --------           --------
                                      --------            --------           --------

- -------------------
   (1) At June 30, 1996, the OTS had temporarily suspended the application of its interest rate risk regulation. Had the regulation been in effect at June 30, 1996, the Bank would not have been required to deduct from risk-based capital any amount due to an interest rate risk exposure component as computed by the OTS as one-half of the excess of the estimated change in the Bank's net portfolio value (determined in accordance with OTS regulations) over a normal change in net portfolio value (2%) assuming an immediate and sustained
          200 basis point increase in interest rates, using the Bank's reported balance sheet information as of March 31, 1996.
   (2) The term "adjusted assets" refers to the term "adjusted total assets" as defined in 12 C.F.R. Section 567.1(a) for purposes of tangible and core capital requirements, and for purposes of risk-based capital requirements, refers to the term "risk-weighted assets" as defined in 12 C.F.R. Section 567.1(b).

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

                                                              RATIO OF                RATIO OF
                                     RATIO OF               CORE CAPITAL            TOTAL CAPITAL
                                   CORE CAPITAL           TO RISK-WEIGHTED         TO RISK-WEIGHTED
                                  TO TOTAL ASSETS              ASSETS                   ASSETS
                                  ---------------         ----------------         ----------------
  Well capitalized                    5% or above            6% or above              10% or above
  Adequately capitalized              4% or above            4% or above               8% or above
  Under capitalized                     Under 4%               Under 4%                 Under 8%
  Significantly undercapitalized        Under 3%               Under 3%                 Under 6%
  Critically undercapitalized       Ratio of tangible equity to adjusted total assets of 2% or less

     The Bank's ratios at June 30, 1996 are set forth below.

         Ratio of Core Capital to Total Assets (Leverage ratio)            7.06%
         Ratio of Core Capital to Risk-weighted Assets                    10.36%
         Ratio of Total Capital to Risk-weighted Assets                   11.62%

     At June 30, 1996, the Bank's capital ratios exceeded the capital ratio requirements for the Bank to qualify as a "well capitalized" institution.

     The OTS has authority, after an opportunity for a hearing, to downgrade an institution from "well-capitalized" to "adequately capitalized" or to subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower category, if the OTS deems such action to be appropriate as a result of supervisory concerns.

     The thrift industry is exposed to economic trends and fluctuations in real estate values. In recent periods, those trends have been recessionary in nature, particularly in Southern California. Accordingly, the trends have adversely affected both the delinquencies being experienced by institutions such as the Company and the ability of such institutions to recoup principal and accrued interest through acquisition and sale of the underlying collateral. No assurances can be given that such trends will not continue in future periods, creating increasing downward pressure on the earnings and capital of thrift institutions.

CAPITAL RESOURCES AND LIQUIDITY

     The Company's liquidity position refers to the extent to which the Company's funding sources are sufficient to meet its current and long-term cash requirements. Federal regulations currently require a savings institution to maintain a monthly average daily balance of liquid and short-term liquid assets equal to at least 5.0% and 1.0%, respectively, of the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar month. The Bank had liquidity and short-term liquidity ratios of 20.06% and 15.61%, respectively, as of June 30, 1996, and 8.50% and 5.95%, respectively, as of December 31, 1995.

     The Company's current primary funding resources are deposit accounts, principal payments on loans, proceeds from property sales, advances from the FHLB and cash flows from operations. Other possible sources of liquidity available to the Company include reverse repurchase transactions involving the Company's investment securities, whole loan sales, commercial bank lines of credit, and direct access, under certain conditions, to borrowings from the Federal Reserve System. The cash needs of the Bank are principally for the payment of interest on and withdrawals of deposit accounts, the funding of loans, operating costs and expenses, and holding and refurbishment costs on foreclosed properties.

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

     A principal mechanism used by the Company in the past for interest rate risk management was the origination of ARMs tied to the 11th DCOFI. The basic premise was that the Company's actual cost of funds would parallel the 11th DCOFI and, as such, the net interest margins would generate the desired operating results. Loans having adjustable rate characteristics were 87% of the Company's total dollar originations during 1995 and 80% for the six months ended June 30, 1996. ARMs represented 77% and 75% of the Company's loan portfolio at June 30, 1996, and December 31, 1995, respectively.

     ARMs tied to 11th DCOFI are slower in responding to current interest rate environments than other types of variable rate loans because the index is a compilation of the average rates paid by member institutions of the 11th District of the FHLB. This index typically lags market rate changes in both directions. If interest rates on deposit accounts increase due to market conditions and competition, it may be anticipated that the Company will, absent offsetting factors, experience a decline in the percentage of net interest income to average interest-earning assets (the "Net Interest Margin"). A contributing factor would be the lag in upward pricing of the ARMs tied to the 11th DCOFI. However, the lag inherent in the 11th DCOFI will also cause the ARMs to remain at a higher rate for a longer period after interest rates on deposits begin to decline. The 11th DCOFI lag during a falling rate environment should benefit, in the short-term, the Company's Net Interest Margin, but the actual dynamics of prepayments and the fact that ARMs reprice at various intervals (and are subject to maximum periodic rate adjustment limits) may alter this expected benefit (dollars are in thousands).

                                     June 30, 1996      December 31, 1995      June 30, 1995
                                  ------------------    -----------------    -----------------
                                   Balance     Rate      Balance    Rate      Balance    Rate
                                  ---------  -------    ---------  -------   ---------  ------
Interest-earning assets
  Loans (1)                       $ 667,545    8.54%    $ 637,472   8.22%    $ 570,219   7.68%
  Cash and investment securities     70,594    5.70%       77,357   4.60%       18,453   5.04%
  Mortgage-backed securities                                                    52,980   6.22%
                                  ---------             ---------            ---------
                                    738,139    8.26%      714,829   7.82%      641,652   7.49%
                                  ---------  ------     ---------  -----     ---------  -----
Interest-bearing liabilities
  Deposit accounts                 (621,965)  (5.03%)    (698,008) (5.04%)    (670,019) (5.06%)
  Borrowings                        (75,000)  (5.92%)
  Senior notes                      (12,150) (16.50%)     (12,006)(16.50%)
                                  ---------             ---------            ---------
                                   (709,115)  (5.25%)    (710,014) (5.32%)    (670,019) (5.06%)
                                  ---------  ------     ---------  -----     ---------  -----
Interest-bearing gap/stated
  interest margin                    29,024    3.01%        4,815   2.50%      (28,367)  2.20%
Nonaccrual loans                    (22,576)  (0.26%)     (21,709) (0.28%)     (23,222) (0.28%)
                                  ---------  ------     ---------  -----     ---------  -----
   Adjusted interest-bearing gap  $   6,448    2.75%    $ (16,894)  2.22%    $ (51,589)  1.92%
                                  ---------  ------     ---------  -----     ---------  -----
                                  ---------  ------     ---------  -----     ---------  -----

- -------------------------
(1) Contractual yield, exclusive of the amortization of loan fees deferred at origination.

PROSPECTS

     The Company successfully completed its recapitalization by the sale of investment units in December 1995, from which the majority of the proceeds ($19 million) were contributed to the Bank as additional Tier 1 capital. As a result, the Bank reported core and risk-based capital ratios at December 31, 1995, of 5.80% and 10.27%, respectively, which defined the Bank as a "well-capitalized" institution for regulatory capital purposes. With the net earnings reported for the six months ended June 30, 1996, the Bank's core and risk-based capital ratios increased to 7.06% and 11.62%, respectively.

     As described more fully elsewhere herein, the Company has been successful since early 1995 in establishing itself as a provider of financings secured by very expensive homes, income properties and residential construction developments. These post-1994 financings account for about one-half of the Company's total loans at June 30, 1996, and carry margins well in excess of those associated with the Company's pre-1995 loans. Management expects that the Company will continue to be successful in further penetrating its target loan markets and will be able to price its financings at a premium to more generic mortgages because of its service levels, portfolio retention strategy and internal real estate expertise.
Accordingly, management expects that its post-1994 loan portfolio will continue to grow as a percentage of total loans and will contribute to the gradual growth in the Company's total assets and interest margin.

     Management expects that the magnitude of the Company's Risk Assets will continue to dilute the margins generated from the Company's new financing activities. Though the Company has been successful in gradually reducing the adverse impact to earnings of nonperforming assets, and the prospective risk to earnings from performing, classified loans, the relationship of these portfolios to total assets and to the Company's capital remain well above peer levels. During the remainder of 1996, management will continue to employ the strategies which have, to date, been successful in reducing these portfolios, including (1) aggressively pursuing foreclosure of the Company's collateral in those circumstances where the borrower defaults on their obligation, (2) considering restructurings of individual loans, or groups of loans, only in limited circumstances in which the borrowers have the financial means and demonstrated intention of satisfying their obligations to the Company, and (3) liquidating the Company's inventory of foreclosed properties in an orderly fashion utilizing retail sales strategies.

GENERAL REGULATION

     The FDIC administers two separate deposit insurance funds. The Bank Insurance Fund ("BIF") insures the deposits of commercial banks and other institutions that were insured by the FDIC prior to the enactment of the FIRREA. The SAIF insures the deposits of savings institutions that were insured by the Federal Savings and Loan Insurance Corporation ("FSLIC") prior to the enactment of FIRREA. The FDIC is authorized to increase insurance premiums payable by institutions of either fund if it determines that such increases are appropriate to maintain the reserves of that fund or to pay the costs of administration of the FDIC. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members.

      FDIC deposit insurance premiums are assessed pursuant to a "risk-based" system under which institutions are classified on the basis of capital ratios, supervisory evaluations by their primary federal regulatory agency and other information determined by the FDIC to be relevant. Each of nine resulting subgroups of institutions is assigned a deposit insurance premium assessment rate which, for SAIF-insured institutions, currently ranges from 0.23% to 0.31%. The Bank's current deposit insurance premium assessment rate is 0.29%.

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

     Both houses of Congress have recently passed legislation, which, if signed by the President, will repeal the tax rules formerly applicable to bad debt reserves of thrift institutions for taxable years beginning after December 31, 1995. The Company will thereupon be required to change its tax method of accounting for bad debts from the reserve method formerly permitted under section 593 of the Internal Revenue Code (the "Code") to the "specific charge-off" method effective as of the beginning of the tax year ending September 30, 1997. Under the specific charge-off method, tax deductions may be taken for bad debts only as and to the extent that the loans become wholly or partially worthless. The pending legislation would generally require thrift institutions, such as the Company, which have previously utilized the section 593 reserve method to recapture (i.e., include in taxable income) over a six-year period a portion of their existing bad debt reserves equal to their "applicable excess reserves." The Company does not believe that any of its bad debt reserves will be subject to such recapture. In addition, if the pending legislation becomes law, the remainder of the Company's bad debt reserve balance as of September 30, 1996 (approximately $22.5 million) will in future years be subject to recapture in whole or in part upon the occurrence of certain events such as a distribution to stockholders in excess of the Company's current accumulated earnings and profits, a redemption of shares, or upon a partial or complete liquidation of the Company. Contrary to current law, the amount that would be subject to recapture under such circumstances would be computed without regard to the portion of such reserves that would have been allowed under the experience method. The Company does not intend to make distributions to its stockholders that would result in recapture of any portion of its bad debt reserves.

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

                           PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

          On October 12, 1995, the Company and the directors of the Company, excluding Mr. Herbst, were named as defendants in a class and derivative action entitled ARTHUR GLICK AND WILLIAM GURNEY, ON BEHALF OF THEMSELVES AND ALL OTHERS SIMILARLY SITUATED VS. HAWTHORNE FINANCIAL CORPORATION, ET.AL., filed in the United States District Court of California, Case No. 95-6855-ER (the "Action"). On May 22, 1996, the Action was dismissed by the Court upon declaration by the plaintiffs that they had not suffered any loss and were, therefore, not proper class representatives. The dismissal of the Action barred the individual claims of the plaintiffs with respect to the matters alleged in the complaint.

          The Company is involved in a variety of other litigation matters which, for the most part, arise out of matters and events which were alleged to have occurred prior to 1994. Many of these lawsuits either allege construction defects or allege improper servicing of the loan. In the opinion of management, none of these cases will have a material adverse effect on the Bank's or the Company's financial condition.

ITEM 2.   Changes in Securities - None

ITEM 3.   Defaults upon Senior Securities - None

ITEM 4.   Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Stockholders of the Company was held on May 20, 1996. The eight nominees for Director, Marilyn Garton Amato, Scott A. Braly, Timothy R. Chrisman, R. Michael Hall, Charles S. Jacobs, Harry
          F. Radcliffe, Howard E. Ritt and Robert C. Troost, were all elected to a one year term.

ITEM 5.   Other Information - None

ITEM 6.   Exhibits and Reports on Form 8-K

          1.   Reports on Form 8-K - None

          2.   Other required exhibits - None

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         HAWTHORNE FINANCIAL CORPORATION




Dated  August 14, 1996                  /s/  NORMAN A. MORALES
                                       ------------------------------------
                                        Norman A. Morales
                                        Executive Vice President and
                                        Chief Financial Officer



Dated August 14, 1996                   /s/  JESSICA VLACO
                                       ------------------------------------
                                        Jessica Vlaco
                                        Senior Vice President and
                                        Principal Accounting Officer