Form 10-Q
period 1996-09-30
HAWTHORNE FINANCIAL CORP
filed 1996-11-14
CIK 46267

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                            ------------------------

                                   FORM 10-Q

                            ------------------------
 X     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
---    SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1996

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: The Registrant had 2,599,275 shares outstanding of Common stock, $0.01 par value per share, as of November 14, 1996.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                                FORM 10-Q INDEX

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                        PART I -- FINANCIAL INFORMATION

                                                                                         PAGE
                                                                                         ----
ITEM 1.      Financial Statements
             Consolidated Statements of Financial Condition at September 30, 1996
             (Unaudited) and December 31, 1995.........................................    3
             Consolidated Statements of Operations (Unaudited) for the Three and Nine
             Months Ended September 30, 1996 and 1995..................................    4
             Consolidated Statement of Stockholders' Equity (Unaudited) for the Nine
             Months Ended September 30, 1996...........................................    5
             Consolidated Statements of Cash Flows (Unaudited) for the Three and Nine
             Months Ended September 30, 1996 and 1995..................................    6
             Notes to Consolidated Financial Statements (Unaudited)....................    8
ITEM 2.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations................................................................   10
PART II -- OTHER INFORMATION
ITEM 1.      Legal Proceedings.........................................................   31
ITEM 2.      Changes in Securities.....................................................   31
ITEM 3.      Defaults upon Senior Securities...........................................   31
ITEM 4.      Submission of Matters to a Vote of Security Holders.......................   31
ITEM 5.      Other Information.........................................................   31
ITEM 6.      Exhibits and Reports on Form 8-K..........................................   31

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS

                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         1996              1995
                                                                      (UNAUDITED)       (AUDITED)
                                                                     -------------     ------------
                                                                       (DOLLARS ARE IN THOUSANDS)
Cash and cash equivalents..........................................    $  49,630         $ 14,015
Investment securities available-for-sale...........................       38,564           62,793
Loans held for investment (net of allowance for estimated credit
  losses of $15,175 in 1996 and $15,192 in 1995)...................      688,372          617,328
Real estate owned (net of allowance for estimated losses of $10,914
  in 1996 and $15,725 in 1995).....................................       23,726           37,905
Investment in capital stock of Federal Home Loan Bank -- at cost...        6,676            6,312
Office property and equipment -- at cost, net......................        4,914            9,597
Accrued interest receivable........................................        4,963            3,583
Other assets.......................................................       10,939            2,050
                                                                       ---------         --------
                                                                       $ 827,784         $753,583
                                                                       =========         ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Deposit accounts.................................................    $ 659,590         $698,008
  Borrowings.......................................................      100,000
  Senior notes.....................................................       12,222           12,006
  Accounts payable and other liabilities...........................       12,530            4,603
                                                                       ---------         --------
                                                                         784,342          714,617
Stockholders' equity
  Capital stock -- $0.01 par value; authorized, 20,000,000 shares;
     issued and outstanding, 2,604,675 shares......................           26               26
  Cumulative perpetual preferred stock, series A -- $0.01 par value; $50,000 liquidation preference; authorized 10,000,000 shares; issued and outstanding 270 shares
  Capital in excess of par value -- common stock...................        7,745            7,745
  Capital in excess of par value -- preferred stock................       11,592           11,592
  Unrealized gains (losses) on available-for-sale securities,
     net...........................................................          (81)               6
  Retained earnings................................................       24,335           19,788
                                                                       ---------         --------
                                                                          43,617           39,157
Less
  Treasury stock, at cost -- 5,400 shares..........................          (48)             (48)
  Loan to Employee Stock Ownership Plan............................         (127)            (143)
                                                                       ---------         --------
                                                                          43,442           38,966
                                                                       ---------         --------
                                                                       $ 827,784         $753,583
                                                                       =========         ========

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                             THREE MONTHS
                                                                 ENDED         NINE MONTHS ENDED
                                                             SEPTEMBER 30,       SEPTEMBER 30,
                                                           -----------------   ------------------
                                                            1996      1995      1996       1995
                                                           -------   -------   -------   --------
                                                                 (DOLLARS ARE IN THOUSANDS)
Interest revenues
  Loans..................................................  $16,078   $11,688   $44,875   $ 34,413
  Investments............................................      983       356     4,107      1,824
  Mortgage-backed securities.............................                814                2,553
                                                           -------   -------   -------   --------
                                                            17,061    12,858    48,982     38,790
                                                           -------   -------   -------   --------
Interest costs
  Deposits...............................................    8,072     8,745    26,304     24,560
  Borrowings.............................................    1,173        61     1,294        646
  Senior notes...........................................      477               1,432
                                                           -------   -------   -------   --------
                                                             9,722     8,806    29,030     25,206
                                                           -------   -------   -------   --------
Net interest margin inclusive of contractual interest due
  on nonaccrual loans....................................    7,339     4,052    19,952     13,584
Contractual interest due on nonaccrual loans.............     (641)     (420)   (1,717)    (1,827)
                                                           -------   -------   -------   --------
Net interest margin......................................    6,698     3,632    18,235     11,757
Provision for estimated credit losses....................    2,800     1,700     6,489     14,445
                                                           -------   -------   -------   --------
Net interest margin after provision for credit losses....    3,898     1,932    11,746     (2,688)
Non-interest revenues....................................      626       536     1,557      1,090
Non-interest expenses
  Employee...............................................    2,366     2,370     6,968      7,518
  Operating..............................................    1,098       897     3,378      2,878
  Occupancy..............................................      713       690     2,163      2,153
  Professional...........................................      512       288     1,456      1,244
  SAIF premium and OTS assessment........................      450       427     1,629      1,517
                                                           -------   -------   -------   --------
                                                             5,139     4,672    15,594     15,310
                                                           -------   -------   -------   --------
Real estate operations, net..............................     (597)   (2,692)     (551)    (1,277)
Gain on sale of loans....................................                          228         68
Gain on sale of securities...............................                                   3,049
Gain on sale of other assets and liabilities.............                        6,452         86
Other revenues (expenses)................................   (3,829)      450    (3,830)       857
                                                           -------   -------   -------   --------
Net earnings (loss) before income taxes..................   (5,041)   (4,446)        8    (14,125)
Income taxes benefit (expense)...........................    2,885       (32)    6,368       (617)
                                                           -------   -------   -------   --------
Net earnings (loss)......................................  $(2,156)  $(4,478)  $ 6,376   $(14,742)
                                                           =======   =======   =======   ========
Net earnings (loss) available for Common (NOTE 3)........  $(2,764)  $(4,478)  $ 5,029   $(14,742)
                                                           =======   =======   =======   ========
Net earnings (loss) per share (NOTE 3)...................  $ (1.06)  $ (1.72)  $  0.98   $  (5.67)
                                                           =======   =======   =======   ========
Weighted average shares (NOTE 3).........................    2,599     2,599     5,155      2,599
                                                           =======   =======   =======   ========

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                   ACCRUED
                                                          CHANGE IN               DIVIDENDS
                                            BALANCE AT    UNREALIZED     NET         ON                       BALANCE AT
                                           DECEMBER 31,     GAINS      EARNINGS   PREFERRED                  SEPTEMBER 30,
                                               1995        (LOSSES)     (LOSS)      STOCK       REPAYMENTS       1996
                                           ------------   ----------   --------   ---------     ----------   -------------
                                                                     (DOLLARS ARE IN THOUSANDS)
Capital stock............................    $     26                                                           $    26
Cumulative perpetual -- preferred stock
Capital in excess of par value
  Common stock...........................       7,745                                                             7,745
  Preferred stock........................      11,592                                                            11,592
Unrealized gains (losses) on
  available-for-sale securities, net.....           6         (87)                                                  (81)
Retained earnings........................      19,788                    6,376       (1,829)                     24,335
Treasury stock...........................         (48)                                                              (48)
Loan to employee stock ownership plan....        (143)                                               16            (127)
                                              -------        ----       ------      -------         ---         -------
Total stockholders' equity...............    $ 38,966        $(87)      $6,376     $ (1,829)       $ 16         $43,442
                                              =======        ====       ======      =======         ===         =======

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          1996       1995       1996       1995
                                                        --------   --------   --------   --------
                                                               (DOLLARS ARE IN THOUSANDS)
NET CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss).................................  $ (2,156)  $ (4,478)  $  6,376   $(14,742)
  Adjustments
     Provision (benefit) for income taxes.............    (3,060)      (450)    (6,543)       135
     Provision for estimated credit losses on loans...     2,800      1,700      6,489     14,445
     Provision for estimated credit losses on real
       estate owned...................................     1,000      5,100      2,711      5,100
     Net gain on sale of branches.....................                          (6,413)       (86)
     Net gain on sale of securities...................                                     (3,049)
     Net recoveries from sales of real estate owned...      (275)      (901)    (1,556)    (1,225)
     Net gain from sale of other assets...............                            (268)       (68)
     Loan fee and discount accretion..................    (1,071)      (227)    (2,452)    (1,575)
     Depreciation and amortization....................       425        216      1,197      1,203
     FHLB dividends...................................      (107)       (73)      (364)      (250)
     Goodwill amortization............................                   12         24         36
     Increase in accrued interest
       receivable.....................................      (705)      (451)    (1,368)      (121)
     (Increase) decrease in other assets..............    (1,783)       129     (2,845)      (498)
     Increase (decrease) in other liabilities.........     5,926       (755)     5,924     (1,472)
     Other, net.......................................       (63)                 (181)       403
                                                        --------   --------   --------   --------
  Net cash provided (used) by operating activities....       931       (178)       731     (1,764)
                                                        --------   --------   --------   --------
NET CASH FLOWS FROM INVESTING ACTIVITIES
  Investment securities
     Purchases........................................                        (104,482)      (111)
     Maturities.......................................                         128,729
     Sales proceeds...................................                                     45,521
  Mortgage-backed securities
     Principal amortization...........................                2,182         33      5,157
     Sales proceeds...................................                                      1,438
  Loans
     New loans funded.................................   (55,710)   (35,411)  (165,190)  (100,121)
     Construction disbursements.......................   (22,118)    (2,769)   (43,733)    (5,369)
     Payoffs..........................................    25,872      5,769     56,258     18,024
     Sales proceeds...................................                          68,750     19,350
     Principal amortization...........................     6,412      3,785     13,900     12,927
     Other, net.......................................    (3,509)       (59)    (5,042)    (3,748)
  Real estate owned
     Sale proceeds....................................     4,278      9,241     21,855     23,571
     Capitalized costs................................    (3,014)    (3,636)    (8,320)   (10,084)
     Other, net.......................................        (4)    (1,082)        (6)      (950)
  Redemption of FHLB stock............................                                      1,015
  Office property and equipment
     Sales proceeds...................................                 (228)     4,551        337
     Additions........................................      (127)                 (307)    (1,134)
                                                        --------   --------   --------   --------
  Net cash (used) provided by investing activities....   (47,920)   (22,208)   (33,004)     5,823
                                                        --------   --------   --------   --------

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                        ------------------   --------------------
                                                          1996      1995       1996        1995
                                                        --------   -------   ---------   --------
                                                               (DOLLARS ARE IN THOUSANDS)
NET CASH FLOWS FROM FINANCING ACTIVITIES
  Payment for sale of deposits........................                       $(178,884)  $(16,807)
  Net growth in deposits..............................    37,626    14,834     146,756     52,543
  Net change in borrowings............................    25,000     5,890     100,000    (41,251)
  Collection of ESOP loan.............................        10         8          16         16
                                                        --------   -------   ---------   --------
  Net cash provided (used) by financing activities....    62,636    20,732      67,888     (5,499)
                                                        --------   -------   ---------   --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......    15,647    (1,654)     35,615     (1,440)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD......    33,983    18,277      14,015     18,063
                                                        --------   -------   ---------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............  $ 49,630   $16,623   $  49,630   $ 16,623
                                                        ========   =======   =========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the period for interest.........  $  9,069   $ 8,541   $  27,959   $ 25,549
     Non-cash investing and financing activities
       Real estate acquired in settlement of loans....  $  8,859   $ 8,282   $  18,909   $ 30,911
       Loans originated to finance property sales.....     3,835     6,023      15,565      6,469
       Net change in unrealized gains (losses) on
          available-for-sale securities...............        59                   (87)
       Transfer of held to maturity securities to
          available-for-sale..........................                                     30,168
     Loan activity
       Total commitments and permanent fundings.......  $105,422   $47,811   $ 273,098   $121,767
       Less:
          Change in undisbursed funds on construction
            commitments...............................   (15,357)   (3,608)    (33,369)    (9,808)
          Loans originated to finance property
            sales.....................................    (3,835)   (6,023)    (15,565)    (6,469)
          Undisbursed portion of new lines of
            credit....................................    (8,402)              (15,241)
                                                        --------   -------   ---------   --------
       Net construction disbursements and loans
          funded......................................  $ 77,828   $38,180   $ 208,923   $105,490
                                                        ========   =======   =========   ========

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1996

NOTE 1 -- SUMMARY OF ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of Hawthorne Financial Corporation and its wholly-owned subsidiary, Hawthorne Savings, F.S.B. ("Bank"), collectively referred to as the "Company". All material intercompany transactions and accounts have been eliminated.

     In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1996, and December 31, 1995, and the results of its operations and its cash flows for the nine months ended September 30, 1996 and 1995. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Operating results for the nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the full year ending December 31, 1996.

     These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 2 -- RECLASSIFICATION

     Certain amounts in the 1995 consolidated financial statements have been reclassified, where practicable, to conform with classifications in 1996.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                               SEPTEMBER 30, 1996
      (amounts are in thousands, except for book value and per share data)

NOTE 3 -- BOOK VALUE AND EARNINGS PER SHARE

     The table below sets forth the Company's book value and earnings per share calculations for September 30, 1996, using the Modified Treasury Stock Method as prescribed under GAAP. All other calculations shown, using alternate methods, are for informational purposes only. In the table below, (1) Warrants refers to the warrants issued by the Company in December 1995, which have an exercise price of $2.25 per share and can be exercised beginning three years from the issue date and for a period of ten years from the issue date, and (2) Preferred Stock refers to the Cumulative Perpetual Preferred Stock issued by the Company in December 1995, which carries an annual dividend equal to 18% of the face amount of the Preferred Stock, permits dividends thereon to be paid, under certain circumstances, in equivalent value of the Company's common stock and has an initial dividend payment in June 1997.

                               THREE MONTHS ENDED SEPTEMBER 30, 1996    NINE MONTHS ENDED SEPTEMBER 30, 1996
                               -------------------------------------    -------------------------------------
                               MODIFIED                                 MODIFIED
                               TREASURY               ACTUAL SHARES,    TREASURY               ACTUAL SHARES,
                                STOCK      ACTUAL       WARRANTS,        STOCK      ACTUAL       WARRANTS,
                                METHOD     SHARES      AND OPTIONS       METHOD     SHARES      AND OPTIONS
                               --------    -------    --------------    --------    -------    --------------
SHARES OUTSTANDING
  Common.....................     2,599      2,599          2,599          2,599      2,599          2,599
  Warrants...................                               2,376          2,376                     2,376
  Options....................                                 700            700                       700
  Less Treasury shares.......                                               (520)
                                -------    -------        -------        -------    -------        -------
          Total..............     2,599      2,599          5,675          5,155      2,599          5,675
                                =======    =======        =======        =======    =======        =======
STOCKHOLDERS' EQUITY
  Common.....................  $ 31,850    $31,850       $ 31,850       $ 31,850    $31,850       $ 31,850
  Warrants...................                               5,346          5,346                     5,346
  Options....................                               3,462          3,462                     3,462
  Less Treasury shares (2)...                                             (3,456)
                                -------    -------        -------        -------    -------        -------
          Total..............  $ 31,850    $31,850       $ 40,658       $ 37,202    $31,850       $ 40,658
                                =======    =======        =======        =======    =======        =======
NET EARNINGS (LOSS)
  Net earnings for the
     period..................  $ (2,156)                                $  6,376
  Partial reduction in
     interest expense(1).....                                                482
  Preferred stock
     dividends...............      (608)                                  (1,829)
                                -------                                  -------
  Adjusted earnings available
     for Common..............  $ (2,764)                                $  5,029
                                =======                                  =======
BOOK VALUE PER SHARE.........  $  12.25    $ 12.25       $   7.16       $   7.22    $ 12.25       $   7.16
                                =======    =======        =======        =======    =======        =======
EARNINGS PER SHARE...........  $  (1.06)   $ (1.06)      $  (1.06)      $   0.98    $  1.75       $   0.80
                                =======    =======        =======        =======    =======        =======

---------------

(1) Under the Modified Treasury Stock Method, it is assumed that the Company will use proceeds from the proforma exercise of the Warrants and Options to acquire 20% of the actual shares currently outstanding (Treasury shares) and use any remaining assumed proceeds to reduce the outstanding balance of the Company's Senior Notes. The partial reduction in interest expense of $482,000 represents the proforma reduction in interest expense as a result of the proforma reduction in the outstanding balance of Senior Notes. The Modified Treasury Stock Method was not utilized for the three months ended September 30, 1996 because the effect would have been anti-dilutive.

(2) Treasury shares were assumed to be repurchased at the average closing stock price for the respective periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     For the quarter ended September 30, 1996, the Company reported a net loss of $2.2 million, or $1.06 per share on actual shares outstanding, compared with a net loss of $4.5 million, or $1.72 per share, for the same period in 1995. The net loss for the quarter ended September 30, 1996, includes an after-tax charge of $3.8 million for the special assessment levied industry-wide to recapitalize the Savings Association Insurance Fund ("SAIF").

     For the nine months ended September 30, 1996, the Company reported net earnings of $6.4 million, or $0.98 per share, as compared with a net loss of $14.7 million, or $5.67 per share for the first nine months of 1995.

SPECIAL SAIF ASSESSMENT

     On September 30, 1996, as a part of the omnibus appropriations package signed by President Clinton, the government mandated a special assessment to recapitalize the SAIF, which is a part of the Federal Deposit Insurance Corporation ("FDIC"). The special assessment was levied against all savings institutions in the country with deposits insured by the SAIF. Although the FDIC deposit insurance premium rates for savings institutions will be higher than the rates that banks will pay to the FDIC for the next several years, the recapitalization of the SAIF will permit significant premium reductions for thrifts and a more competitive environment between banks and savings institutions. The Bank's current annual SAIF premium expense approximates $2.1 million.

CAPITAL RATIOS

     The Bank maintained core and risk-based regulatory capital ratios of 6.3% and 10.5%, respectively, at September 30, 1996, in excess of the regulatory minimums which define a "well capitalized" institution.

CORE OPERATING RESULTS

     The Company's core operating results continue to show significant improvement on a quarter-to-quarter, and year-to-year basis because the Company's net earning asset base is increasing due to its continued success in originating a sizeable volume of high-yielding loans. The Company's net interest margin totaled $6.7 million for the third quarter of 1996, compared with $3.6 million in the third quarter of 1995. For the third quarter of 1996, the Company's net interest margin, as a percent to interest-earning assets, was 3.54%, compared to 2.21% in the third quarter of 1995. For the third quarter of 1996, interest-earning assets averaged $757.3 million, an increase from the third quarter of 1995's level of $656.6 million. For the nine months ended September 30, 1996, the Company's net interest margin was $18.2 million, compared to $11.8 million for the same period in 1995. These results produced net interest margins, as a percentage of interest-earning assets, for each respective period of 3.22% and 2.36%.

     In the third quarter of 1996, noninterest revenues increased slightly to $0.6 million from $0.5 million for the same period in 1995. For the nine months ended September 30, 1996, noninterest revenues totaled $1.6 million as compared to $1.1 million for the same period in 1995. These amounts are exclusive of gains on the sale of assets or other nonrecurring revenues.

     Operating costs totaled $5.1 million in the third quarter of 1996, excluding the $3.8 million after-tax charge from the SAIF special assessment. This compares with operating costs of $4.7 million for the third quarter of 1995. For the nine months ended September 30, 1996, total operating costs amounted to $15.6 million, which was a modest increase from operating costs of $15.3 million for the same period in 1995.

     For the third quarter of 1996, earnings from the Company's core operations (net interest income and noninterest revenues less operating costs, before loan loss provisions, real estate operations and non-recurring items) totaled $2.2 million, a significant improvement from the net loss from core operations of $0.5 million reported for the same period in 1995. For the nine months ended September 30, 1996, earnings from core operations totaled $4.2 million, as compared to a loss from core operations of $2.5 million for the same period in 1995. The results for the third quarter of 1996 produced an efficiency ratio of 70% as compared to an efficiency ratio of 112% for the same period in 1995.

LOAN LOSS PROVISIONS

     During the 1996 third quarter, the Bank recorded loan loss provisions of $2.8 million, compared to loan loss provisions of $1.7 million during the 1995 third quarter. For the first nine months of 1996, loan loss provisions totaled $6.5 million, compared to $14.4 million for the same period during 1995.

     The Bank continues to be burdened with relatively poor asset quality, almost exclusively related to loans made prior to 1994. Since 1993, the Bank has resolved the vast majority of its asset quality problems, through foreclosure and liquidation of its collateral and through substantive loan restructurings (which generally involve a comprehensive restructuring of the Bank's loan(s) with selected borrowers). A majority of the loan loss provisions recorded during 1996 reflect the financial cost resulting from a restructuring of a small number of large loans and multiple loans with individual borrowers originated prior to 1993, and the revaluation of the Bank's investment in the small number of development-related loans originated prior to 1993 which remain in the Bank's loan portfolio.

     Loan loss provisions recorded during 1996 also include the continued establishment of general valuation allowances for the Bank's 1995 and 1996 loan originations. Since 1994, the Bank has recorded new loan commitments of $471.1 million, concentrated in loans secured by expensive homes, income-producing properties and residential construction projects. To date, none of these loans has resulted in the foreclosure of the Bank's collateral, and the overall performance of these loans has met or exceeded expectations.

     The Bank believes that the consistent and sustained pattern of reduced credit loss provisions (represented by loan loss provisions and post-foreclosure valuation adjustments on real estate owned), which have declined from $54.6 million in 1992, to $34.7 million in 1993/1994, to $20.0 million in 1995, and to $9.2 million during the first nine months of 1996, accurately reflects the diminishing adverse influence of the Bank's pre-1994 loan portfolio on the Bank's operating results. At September 30, 1996, loans originated prior to 1994 had declined to approximately 50% of the Bank's net loan portfolio, and this portfolio had declined in dollar terms by over 37% from its level at the end of 1994.

OTHER ITEMS

     During the third quarter of 1996, the Bank's real estate operations, which involve the disposal of foreclosed properties, produced a net cost of $0.6 million, compared to a net cost of $2.7 million for the same period in 1995. Included in these net costs were provisions for estimated credit losses on real estate owned totaling $1.0 million and $5.1 million for the quarters ended September 30, 1996 and 1995, respectively.

     Other revenues and costs are comprised of non-recurring activities to the Bank's operations. During the third quarter of 1996, the Bank recorded a $3.8 million after-tax charge from the special SAIF assessment. For the nine months ended September 30, 1996, in addition to the non-recurring item recorded during the third quarter, the Bank realized a net gain of $6.4 million from the sale of its San Diego retail branch franchise.

INCOME TAXES

     During the third quarter of 1996 and the nine months ended September 30, 1996, the Company recorded income tax benefits of $2.9 million and $6.4 million, respectively, resulting from the utilization of tax loss carryforwards, which previously were offset by valuation allowances.

ASSET QUALITY

     At September 30, 1996, nonperforming assets totaled $44.5 million, net of credit loss reserves, or 5.4% of total assets. By comparison, nonperforming assets totaled $55.5 million (7.4% of total assets) at December 31, 1995, $70.0 million (9.7% of total assets) at September 30, 1995 and $93.9 million (12.6% of total assets) at the end of 1994. The Bank's remaining nonperforming assets are divided almost evenly between foreclosed properties and loans placed on nonaccrual status. Unlike other financial institutions, the Bank places all loans delinquent one or more payments on nonaccrual status, rather than ceasing the accrual of interest only for loans three or more payments delinquent. Adjusting the Bank's nonperforming asset measures for this difference, nonperforming assets on a peer comparable basis were $33.7 million at September 30, 1996, or 4.1% of total assets.

     The Bank expects that its current portfolio of foreclosed properties will be liquidated in the ordinary course of business over the next 12 months. Accordingly, the Bank expects that its portfolio of nonperforming assets will continue its three-year decline over the coming quarters, with an attendant moderation in credit loss provisions.

PARENT COMPANY ITEMS

     As previously reported, the Company issued an aggregate of $27.0 million of high-cost Senior Notes and Cumulative Perpetual Preferred Stock, and issued Warrants to purchase the Company's common stock, in connection with a recapitalization of the Bank in December 1995. For the three-and-nine-month periods ended September 30, 1996, interest expense on the $13.5 million (face amount) of Senior Notes was $0.5 million and $1.4 million, respectively, and accrued but unpaid dividends on the $13.5 million (face amount) of Cumulative Perpetual Preferred Stock were $0.6 million and $1.8 million, respectively. Other parent company costs totaled $0.1 million and $0.7 million, respectively, for the three-month and nine-month periods ended September 30, 1996.

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

     The table below sets forth the Company's average balance sheet, and the related effective yields and costs on average interest-earning assets and interest-bearing liabilities, for the nine months ended September 30, 1996 and 1995. In the table, interest revenues are net of interest associated with nonaccrual loans (dollars are in thousands).

                                                                NINE MONTHS ENDED
                                          --------------------------------------------------------------
                                               SEPTEMBER 30, 1996                SEPTEMBER 30, 1995
                                          -----------------------------     ----------------------------
                                                     REVENUES/   YIELD/                REVENUES/   YIELD/
                                           AMOUNT      COSTS      COST       AMOUNT      COSTS     COST
                                          ---------  ---------   ------     ---------  ---------   -----
ASSETS
Interest-earning assets
  Loans.................................   $653,274    $43,158     8.81%     $571,519    $32,586   7.60 %
  Investments and other securities......    102,300      4,107     5.35%       40,124      1,824   6.06 %
  Mortgage-backed securities............                                       53,884      2,553   6.32 %
                                           --------    -------               --------    -------
     Total interest-earning assets......    755,574     47,265     8.34%      665,527     36,963   7.41 %
                                                       -------    -----                  -------   ----
Noninterest-earning assets..............     31,401                            57,407
                                           --------                          --------
Total assets............................   $786,975                          $722,934
                                           ========                          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
  Deposits..............................   $696,444     26,304     5.05%     $670,842     24,560   4.89 %
  Borrowings............................     29,074      1,294     5.95%       14,105        646   6.04 %
  Senior Notes..........................     12,112      1,432    15.79%
                                           --------    -------               --------    -------
     Total interest-bearing
       liabilities......................    737,630     29,030     5.26%      684,947     25,206   4.92 %
                                                       -------    -----                  -------   ----
Noninterest-bearing liabilities.........      7,054                             6,874
Stockholders' equity....................     42,291                            31,113
                                           --------                          --------
Total liabilities & stockholders'
  equity................................   $786,975                          $722,934
                                           ========                          ========
Net interest margin ($).................               $18,235                           $11,757
                                                       =======                           =======
Net interest margin (% to
  interest-earning assets)..............                           3.22%                           2.36 %
                                                                  =====                            ====

     The table below summarizes the components of the changes in the Company's interest revenues and costs for the nine months ended September 30, 1996 and 1995 (dollars are in thousands).

                                                     NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                                         INCREASE (DECREASE) DUE TO CHANGE IN
                                                   -------------------------------------------------
                                                                      RATE AND                 NET
                                                   VOLUME     RATE    VOLUME(1)   OTHER(3)   CHANGE
                                                   -------   ------   ---------   --------   -------
INTEREST REVENUES
  Loans(2).......................................  $ 4,661   $5,171     $ 740      $   --    $10,572
  Investments and other securities...............    2,826     (213)     (330)                 2,283
  Mortgage-backed securities.....................   (2,553)                                   (2,553)
                                                    ------   ------     -----       -----    -------
                                                     4,934    4,958       410                 10,302
                                                    ------   ------     -----       -----    -------
INTEREST COSTS
  Deposits.......................................      937      685        26          96      1,744
  Borrowings.....................................      686      (21)      (22)          5        648
  Senior notes...................................    1,432                                     1,432
                                                    ------   ------     -----       -----    -------
                                                     3,055      664         4         101      3,824
                                                    ------   ------     -----       -----    -------
NET MARGIN.......................................  $ 1,879   $4,294     $ 406      $ (101)   $ 6,478
                                                    ======   ======     =====       =====    =======

---------------

(1) Calculated by multiplying change in rate by change in volume.

(2) Interest on loans is net of interest on nonaccrual loans and includes amortization of loan fees and discounts.

(3) Principally due to an extra day of interest expense due to leap year.

     The Company's net interest margin, expressed as a percentage of interest-earning assets, has been steadily rising over the past twenty-one months. The Company commenced operation of several new financing businesses early in 1995, each targeted on a narrow segment of the real estate finance markets in Southern California and designed to produce meaningful new loan volumes with yields substantially higher than the Company's pre-1995 loan portfolio while maintaining the Company's established credit quality standards. The Company originated a diminimus volume of loans during 1993 and 1994. During the nine months ended September 30, 1995, the Company originated $121.8 million of new permanent and construction loan commitments with a weighted average interest rate of 9.59% at origination. By comparison, new permanent and construction loan commitments during the nine months ended September 30, 1996, were $274.1 million, and carried a weighted average interest rate at origination of 10.05%. At September 30, 1996, approximately $351.2 million of the loans originated since 1994 (which amount is net of undisbursed funds of $55.6 million) remained in the Company's portfolio and had an aggregate weighted average interest rate of 9.53%. Loans originated prior to 1995 totaled $359.6 million at September 30, 1996, and had an aggregate weighted average interest rate of 7.76%. Most of the loans originated during 1995 and 1996 are adjustable-rate, adjusting quarterly or more frequently, and utilize a variety of indices, including the Eleventh District Cost of Funds Index ("11th DCOFI"), the Prime Rate and the One-Year Constant Maturity Treasury Index. The more frequent adjustments of, and the wider array of indices utilized by, the Company's post-1994 originations have steadily improved the Company's sensitivity to movements in market interest rates. At September 30, 1996, approximately 92% of the Company's adjustable rate loans, and 71% of all loans, had repricing intervals of six months or less. By comparison, at September 30, 1995, 86% of the Company's adjustable rate loans, and 62% of all loans, had repricing intervals of six months or less.

PROVISIONS FOR ESTIMATED CREDIT LOSSES ON LOANS

     For the three and nine months ended September 30, 1996, the Company recorded loan loss provisions of $2.8 million and $6.5 million, respectively, compared with provisions of $1.7 million and $14.4 million recorded during the three and nine months ended September 30, 1995, respectively. The reduction in loan loss provisions from 1995 to 1996 resulted primarily from an improvement in asset quality. At September 30, 1996, net nonperforming assets and performing loans classified "Substandard", "Doubtful" or "Loss" totaled $96.2 million compared with $113.9 million at September 30, 1995. Within these totals, the net carrying value of real estate owned totaled $23.7 million and $55.1 million, respectively, at September 30, 1996, and 1995. The majority of the provisions recorded in the first nine months of 1995 were attributable to an increase in the capitalization rates utilized by the Company to value its portfolios of owned apartment buildings and classified apartment loan collateral.

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

NON-INTEREST REVENUES

     The table below sets forth the Company's non-interest revenues for the three-month and nine-month periods indicated (dollars are in thousands).

                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                SEPTEMBER 30,                  SEPTEMBER 30,
                                          ------------------------     ----------------------------
                                          1996     1995     CHANGE      1996       1995      CHANGE
                                          ----     ----     ------     ------     ------     ------
Other loan and escrow fees..............  $431     $337      $ 94      $1,032     $  570      $462
Deposit account fees....................    88      135       (47)        367        454       (87)
Other revenues..........................   107       64        43         158         66        92
                                          ----     ----      ----      ------     ------      ----
                                          $626     $536      $ 90      $1,557     $1,090      $467
                                          ====     ====      ====      ======     ======      ====

     Other loan and escrow fees in 1996 were higher than in 1995 due primarily to increased loan production and loan prepayments.

OPERATING COSTS

     The table below details the Company's operating costs for the three-month and nine-month periods indicated (dollars are in thousands).

                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                               ------------------------   --------------------------
                                                1996     1995    CHANGE    1996      1995     CHANGE
                                               ------   ------   ------   -------   -------   ------
Employee.....................................  $2,366   $2,370    $ (4)   $ 6,968   $ 7,518   $(550)
Operating....................................   1,098      897     201      3,378     2,878     500
Occupancy....................................     713      690      23      2,163     2,153      10
SAIF insurance premium and OTS assessment....     450      427      23      1,629     1,517     112
Professional.................................     512      288     224      1,456     1,244     212
                                               ------   ------    ----    -------   -------   -----
                                               $5,139   $4,672    $467    $15,594   $15,310   $ 284
                                               ======   ======    ====    =======   =======   =====

     By the end of the 1996 third quarter, the Company had completed about two-thirds of the hiring necessary to fully staff its various lending groups. The remainder of the professionals to be hired are expected to be retained by the end of 1996. These additional resources are necessary to meet the higher-than-expected demand for the Company's financing products. During 1996, the Company also expanded its investment in community-based organizations focused on attracting mortgage credit and other banking services.

     Based upon current activity levels, management expects that the Company's annual operating costs will reach between $22 million and $23 million during 1997, before the benefit of any reduction to the premiums it pays to the FDIC arising from the recent legislation to recapitalize the SAIF, which will, over time, bring parity to the insurance premiums paid by SAIF-insured and BIF-insured institutions.

REAL ESTATE OPERATIONS

     The table below sets forth the revenues and costs attributable to the Company's foreclosed properties for the periods indicated. The compensatory and legal costs directly associated with the Company's property management and disposal operations are included in the table above in Operating Costs (dollars are in thousands).

                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                    SEPTEMBER 30,                SEPTEMBER 30,
                                              --------------------------   -------------------------
                                               1996      1995     CHANGE    1996     1995     CHANGE
                                              -------   -------   ------   ------   -------   ------
Expenses associated with real estate owned
  Property taxes............................  $   (87)  $  (184)  $  (97)  $ (217)  $  (553)  $  336
  Repairs, maintenance and renovation.......      (21)     (114)      93     (120)     (322)     202
  Insurance.................................      (62)       (6)     (56)    (180)      (95)     (85)
                                              -------   -------   ------   -------  -------   ------
                                                 (170)     (304)    (134)    (517)     (970)     453
Net recoveries from sale of properties......      275     1,524   (1,249)   1,557     2,027     (470)
Rental income, net..........................      298     1,188     (890)   1,120     2,766   (1,646)
Provision for estimated losses on real
  estate owned..............................   (1,000)   (5,100)   4,100   (2,711)   (5,100)   2,389
                                              -------   -------   ------   ------   -------   ------
                                              $  (597)  $(2,692)  $2,095   $ (551)  $(1,277)  $  726
                                              =======   =======   ======   =======  =======   ======

     The costs included in the table above (and, therefore, excluded from operating costs (see Operating Costs), reflect holding costs directly attributable to the portfolio of real estate owned assets.

     Net revenues from owned properties principally include the net operating income (collected rental revenues less operating expenses and certain renovation costs) from foreclosed apartment buildings or receipt, following foreclosure, of similar funds held by receivers during the period the original loan was in default. During the three and nine months ended September 30, 1996, provisions for estimated losses on foreclosed real estate in the amounts of $1.0 million and $2.7 million, respectively, were recorded, principally associated with a continued decline in value on certain owned non-apartment properties and higher-than-expected renovation costs for the Company's owned apartment portfolio. During the nine months ended September 30, 1996, the Company sold 134 properties generating net proceeds of $37.4 million and aggregate net recoveries of $1.6 million. During the three months ended September 30, 1996, the Company sold 31 properties generating net proceeds of $8.1 million and aggregate net recoveries of $0.3 million.

     As of September 30, 1996, the Company's portfolio of properties consisted of 203 individual homes, apartment buildings, and land parcels. In addition, as of that date the Company's defaulted loan portfolio was represented by 140 homes and its portfolio of performing project concentration loans secured 347 individual homes. See Classified Assets. Because of the large aggregate number of units represented by these risk portfolios, management expects that the costs incurred to manage the property disposal and loan restructuring operations of the Company, plus the holding costs associated with these portfolios (other than interest lost following a loan's default and subsequent foreclosure), will continue to be significant for the next several quarters.

OTHER NON-OPERATING REVENUES AND EXPENSES

     Other non-operating revenues and expenses include gain on sale of loans, gain on sale of securities, gain on sale of other assets and liabilities, and other revenues and expenses. For the nine months ended September 30, 1996, other non-operating revenues and expenses included (1) gains of $6.5 million primarily as a result of the $185.2 million branch deposit sale, (2) assessment of $3.8 million for the recapitalization of the SAIF, (3) gains of $0.2 million as a result of $68.9 million in loan sales, (4) legal recoveries of $0.2 million and
(5) other expenses of $0.2 million primarily due to an upward adjustment to the deferred loan fees balance, to correct for overamortization in prior periods. For the nine months ended September 30, 1995, other non-operating revenues included (1) gains of $3.0 million primarily as a result of the sale of $11.5 million in marketable equity securities, (2) interest income of $0.5 million on a California Franchise tax refund, (3) legal recoveries of $0.4 million, (4) a gain of $0.1 million on the sale of $17.1 million in branch deposits and (5) a gain of $0.1 million on the sale of $19.2 million in loans.

INCOME TAXES

     At December 31, 1995, the Company retained accumulated income tax benefits of $35.5 million, which principally consisted of net operating loss carryforwards. The utilization of these net operating loss carryforwards is limited to the demonstrated ability of the Company to generate pretax earnings during the carryforward period, which generally runs for fifteen years from the date the loss was generated. In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"), the Company recorded an income tax benefit of $2.9 million and $6.4 million, respectively, during the three and nine months ended September 30, 1996. Among other things, SFAS 109 permits the recognition of an income tax benefit, and the corresponding recording of a deferred tax asset, to the extent pretax earnings are reasonably expected to be generated. For regulatory capital purposes, the Office of Thrift Supervision ("OTS") limits the cumulative amount of any deferred tax asset to the lesser of pretax earnings reasonably expected to be generated during the succeeding twelve-month period or 10% of an institution's tangible capital.

FINANCIAL CONDITION, CAPITAL RESOURCES & LIQUIDITY AND ASSET QUALITY

ASSETS

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of cash on hand, deposits at correspondent banks and Federal funds sold. The Company maintains balances at correspondent banks to cover daily inclearings, wire activities and other charges. Cash and cash equivalents at September 30, 1996, were $49.6 million, an increase from $14.0 million at December 31, 1995. This increase in cash balances at September 30, 1996, was due to the accumulation of excess cash in the third quarter in preparation for loan fundings during the fourth quarter. The excess cash was made available through deposit growth as well as borrowings against the Company's line of credit with the FHLB.

INVESTMENT SECURITIES

     The cost basis and estimated fair value of investment securities available-for-sale are summarized as follows (dollars are in thousands):

                                                                  SEPTEMBER 30, 1996
                                                     --------------------------------------------
                                                                   GROSS UNREALIZED     ESTIMATED
                                                     AMORTIZED     ----------------       FAIR
                                                       COST        GAINS     LOSSES       VALUE
                                                     ---------     -----     ------     ---------
    U.S. Government................................   $38,645       $26      $ (107)     $38,564
                                                      =======       ===       =====      =======

                                                                  DECEMBER 31, 1995
                                                     --------------------------------------------
                                                                   GROSS UNREALIZED     ESTIMATED
                                                     AMORTIZED     ----------------       FAIR
                                                       COST        GAINS     LOSSES       VALUE
                                                     ---------     -----     ------     ---------
    U.S. Government................................   $62,787       $11      $   (5)     $62,793
                                                      =======       ===       =====      =======

     The available-for-sale amounts at September 30, 1996 and December 31, 1995, include U.S. Government securities purchased with proceeds from the recapitalization of the Company in December 1995 that have been pledged as security for the payment of interest expense associated with the Senior Notes (as defined herein) that were issued in the recapitalization. These pledged securities had a cost basis and fair value of $4.1 million and $4.0 million, respectively, at September 30, 1996.

     The cost basis and estimated fair value of investment securities available-for-sale at September 30, 1996, are summarized by contractual maturity as follows (dollars are in thousands):

                                                                                    ESTIMATED
                                                                                      FAIR
                                                                     COST BASIS       VALUE
                                                                     ----------     ---------
    Due in less than one year......................................   $    842       $   842
    Due in one year through five years.............................     37,803        37,722
                                                                       -------       -------
                                                                      $ 38,645       $38,564
                                                                       =======       =======

LOANS

GENERAL

     The two tables below set forth the composition of the Company's loan portfolio, and the percentage of composition by type of security, delineated by the year of origination and in total, as of the dates indicated (dollars are in thousands).

                                                                     SEPTEMBER 30, 1996
                                                             -----------------------------------
                                                             POST-1994     PRE-1995      TOTAL
                                                             ---------     --------     --------
PERMANENT
  Single family (non-project)
     Estate................................................  $  98,677     $     --     $ 98,677
     Other.................................................     23,092      126,295      149,387
  Loan concentrations......................................        776       62,657       63,433
  Multi-family
     2 to 4 units..........................................      6,674       28,457       35,131
     5 or more units.......................................    107,613      133,775      241,388
  Commercial...............................................     61,737        7,772       69,509
  Land.....................................................      1,200        2,121        3,321
RESIDENTIAL CONSTRUCTION...................................     91,195                    91,195
OTHER......................................................     15,805           16       15,821
                                                              --------     --------     --------
GROSS LOANS RECEIVABLE.....................................  $ 406,769     $361,093     $767,862
                                                              ========     ========     ========

                                        SEPTEMBER 30, 1996     DECEMBER 31, 1995      SEPTEMBER 30, 1995
                                        ------------------     ------------------     ------------------
                                        BALANCE    PERCENT     BALANCE    PERCENT     BALANCE    PERCENT
                                        --------   -------     --------   -------     --------   -------
PERMANENT LOANS
  Single family
     Non-project......................  $248,064     32.2%     $255,956     39.0%     $243,710     40.4%
     Loan concentrations..............    63,433      8.3%       67,189     10.2%       69,423     11.4%
  Multi-family
     2 to 4 units.....................    35,131      4.6%       44,640      6.8%       45,751      7.5%
     5 or more units..................   241,388     31.4%      216,420     33.0%      198,547     32.7%
  Commercial..........................    69,509      9.1%       31,258      4.8%       19,702      3.2%
  Land................................     3,321      0.4%        5,579      0.9%        5,536      0.9%
RESIDENTIAL CONSTRUCTION..............    91,195     11.9%       33,347      5.1%       22,579      3.7%
OTHER.................................    15,821      2.1%        1,554      0.2%        1,305      0.2%
                                        --------    -----      --------    -----      --------    -----
GROSS LOANS RECEIVABLE................   767,862    100.0%      655,943    100.0%      606,553    100.0%
                                                    =====                  =====                  =====
LESS
  Participants' share.................    (2,450)                (2,219)                (2,213)
  Undisbursed loan funds..............   (53,918)               (15,208)                (9,375)
  Deferred loan fees and credits,
     net..............................    (7,947)                (5,996)                (4,154)
  Allowance for estimated losses......   (15,175)               (15,192)               (18,472)
                                        --------               --------               --------
NET LOANS RECEIVABLE..................  $688,372               $617,328               $572,339
                                        ========               ========               ========

     The Company's loan portfolio is exclusively concentrated in Southern California real estate. At September 30, 1996 and 1995, respectively, 41% and 52% of the Company's loan portfolio consisted of permanent loans secured by single family residences, 36% and 40% consisted of permanent loans secured by multi-unit residential properties, and 23% and 8% consisted of loans to finance commercial properties, the acquisition of land and the construction of single family housing.

     Prior to 1994, the Company actively financed the construction of residential properties, principally small-to-medium sized tracts of detached single family homes and condominiums, and small apartment buildings (generally, less than 37 units). With respect to for-sale housing developments, the Company typically provided permanent financing to buyers of individual homes and condominiums within projects for which it provided the construction financing. In addition, the Company generally provided a permanent loan commitment following its financing for the construction of apartment buildings.

     The Company's performance continues to be adversely affected by the weakness evident in its portfolio of loans originated prior to 1994 and a high volume of foreclosures associated with this pre-1994 portfolio, though foreclosures have been declining over the past several quarters. These asset quality trends reflect the general weakness of the Southern California economy, and the direct translation of this weakness to local real estate markets. These factors have been, and will continue to be, exacerbated by several factors unique to the Company's loan portfolio, including (1) its portfolio of loans secured by apartment buildings, for which property cash flows are, or may become, inadequate to meet borrowers' debt service requirements, (2) the concentration within the Company's loan and property portfolios of multiple permanent loans and foreclosed properties within a single integrated development, and (3) the concentration within the Company's portfolio of loans to one or more individuals, or groups of individuals, who are affiliated and with respect to which there remain limited financial resources to fund debt service payments where property cash flows (either from sales of homes or from income property cash flows) are, or may become, inadequate.

LENDING OPERATIONS

     During 1995, the Company aggressively re-entered the mortgage finance business, specializing in providing financings secured by income properties, very expensive homes and residential construction projects. For the twenty-one months ended September 30, 1996, the Company originated $471.1 million of permanent and construction loan commitments. Net of undisbursed funds of $55.6 million and prepayments by borrowers, this portfolio stood at $351.2 million at September 30, 1996, or approximately 50% of net loans receivable.

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

     Unlike the Company's narrowly focused permanent financing businesses, its pursuit of development financing opportunities is very competitive, with banks and thrifts of all sizes generally being active in the marketplace. Generally, pricing and underwriting standards in this market are defined around a fairly narrow range. In this environment, the Company distinguishes itself from its competitors by offering prospective customers efficient prefunding evaluation and post-funding funds control, as well as an intimate knowledge of the development process. Unlike the Company's permanent financing businesses, development financing is generally sourced directly from builders and developers.

CLASSIFIED ASSETS

     At September 30, 1996, the Company's problem asset ratios were far higher than those of most lenders within its lending markets. The table below sets forth the composition, measured by gross and net investment, of the Company's classified assets. Classified Assets include owned properties, nonaccrual loans, and performing loans which have been adversely classified pursuant to OTS regulations and guidelines ("Performing/Classified" loans) (dollars are in thousands).

                                                        SEPTEMBER 30,    DECEMBER 31,    SEPTEMBER 30,
                                                            1996            1995             1995
                                                        ------------     -----------     ------------
PROPERTIES............................................    $ 34,640        $  53,630        $ 73,143
NONACCRUAL LOANS......................................      25,223           21,709          17,846
Performing loans
  Classified Loss, Doubtful and Substandard...........      56,900           57,049          53,160
                                                          --------         --------        --------
GROSS CLASSIFIED ASSETS...............................     116,763          132,388         144,149
LESS
Specific reserves.....................................     (13,101)         (18,049)        (22,180)
General reserves......................................      (7,416)          (8,424)         (7,309)
                                                          --------         --------        --------
NET CLASSIFIED ASSETS.................................    $ 96,246        $ 105,915        $114,660
                                                          ========         ========        ========
NET LOANS RECEIVABLE AND PROPERTIES...................    $712,098        $ 655,233        $628,208
                                                          ========         ========        ========
PERCENTAGE TO NET LOANS RECEIVABLE AND PROPERTIES.....        13.5%            16.2%           18.3%
                                                          ========         ========        ========
PERCENTAGE OF NET CLASSIFIED ASSETS TO CORE CAPITAL...       185.6%           244.3%          483.0%
                                                          ========         ========        ========

     The Company currently places loans on nonaccrual status when (1) they become one or more payments delinquent or (2) management believes that, with respect to performing loans, continued collection of principal and interest from the borrower is not reasonably assured.

     The performance of the Company's loan portfolio continued to improve during the quarter, consistent with the improvement realized since 1993. The carrying value of nonperforming assets (i.e., foreclosed properties, loans delinquent one or more payments and performing loans placed on nonaccrual status) declined to $44.5 million, or 5.4% of total assets, at September 30, 1996, from $55.5 million, or 7.4% of total assets, at December 31, 1995, and $69.2 million, or 9.6% of total assets, at September 30, 1995. The carrying value of nonperforming assets peaked at more than $150.0 million in early 1994. The reduction in nonperforming assets reflects the continued sales of foreclosed properties and the decrease in the rate of borrower defaults. As described above, the Company places any loan delinquent one or more payments on nonaccrual status and includes such amounts as loans in default for reporting purposes. At September 30, 1996, December 31, 1995 and September 30, 1995, the principal amount of nonaccrual loans included $12.3 million, $10.4 million and $8.1 million, respectively, of loans with respect to which payments were either current or delinquent less than three payments.

     The table below shows the Company's gross classified loan portfolio as of September 30, 1996 (dollars are in thousands).

                                                            CLASSIFIED LOANS
                                               ------------------------------------------
                                                   LOSS,
                                                 DOUBTFUL        NONACCRUAL
                                               & SUBSTANDARD       LOANS          TOTAL
                                               -------------     ----------     ---------
Single family homes
  Non-project................................     $ 6,082         $ 10,616       $ 16,698
  Loan concentrations........................       5,725            7,808         13,533
Multi-family
  2 to 4 units...............................       1,822              489          2,311
  5 or more units............................      36,376            5,879         42,255
Commercial properties........................       2,689                           2,689
Land.........................................                          431            431
Residential Construction
Other collateralized loans...................       4,206                           4,206
                                                  -------          -------       --------
                                                  $56,900         $ 25,223       $ 82,123
                                                  =======          =======       ========

SINGLE FAMILY (NON-PROJECT)

     In the preceding table, non-project single family homes consist of defaulted and performing/classified loans secured by single family homes which are not part of an integrated development with respect to which the Company financed the construction of the development or financed the purchase of homes from the developer by individuals. At September 30, 1996, the Company (1) owned 16 homes which were being actively marketed for sale, (2) had 44 defaulted loans secured by single family (non-project) homes, and (3) had 11 loans which were performing but had been classified "Substandard". The Company has valued its owned single family homes at their estimated net liquidation values. The defaulted loan portfolio secured by single family homes (non-project) has been valued, in the aggregate, consistently with the Company's historical migration and loss rates.

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

     At the peak in early 1994, management had identified 63 separate loan concentrations, involving loan principal of $90.6 million and foreclosed inventory of $23.3 million. Approximately two-thirds of this aggregate investment was in 13 projects, with respect to which the Company had provided the initial takeout loans for over 50% of the units in the project or had foreclosed upon more than 50% of the entire project prior to the sale of completed units. At September 30, 1996, the Company's aggregate investment in its portfolio of loan concentrations (loan principal plus foreclosed inventory before reserves) consisted of 51 separate loan concentrations totaling $69.9 million. This represents a decrease of $44.0 million, or 39%, principally as the result of foreclosure of the Company's collateral, sales of foreclosed units and the acceptance of discounted payments from borrowers on several loans. At September 30, 1996, the Company owned 81 foreclosed units and 87 loans, representing $7.8 million of loan principal, which were delinquent one or more payments.

     Management expects that the performance of this portfolio will continue to be quite poor, principally because the underlying risk factors which have given rise to the historically poor performance -- poorly-qualified borrowers and significant declines in the value of the Company's collateral -- are not expected to change in the near-term.

APARTMENT BUILDINGS

     At September 30, 1996, the Company owned 25 apartment buildings, and loans secured by 6 apartment buildings were in default. The Company's foreclosed inventory and its defaulted loan collateral are predominantly located in the South Bay region of Los Angeles, are between five and ten years old and average less than 15 units in size.

     Prior to late 1995, management determined to accumulate the Company's portfolio of foreclosed apartment buildings and to operate them for their cash flow yield. During the Company's holding period, the Company's internal property management staff made necessary capital improvements to each property and upgraded the quality of each buildings' tenants. In September 1995, management commenced an aggressive sales program to liquidate the Company's then portfolio of 71 buildings, premised upon its belief that the buildings had reached sustainable cash flow production and had been improved to the extent required to command a retail, as opposed to a wholesale, price in the market. Commencing in September, 1995 and continuing through September 30, 1996, virtually all of the Company's initial inventory of buildings had been sold, largely leaving buildings foreclosed upon during the last three quarters in inventory at the end of September 1996. The Company has financed all building sales involving five or more units, generally on market terms (i.e., the 11th DCOFI plus 3.00%, with downpayments by purchasers of between 20% and 25%). These financings have been discounted to provide the Company with a yield to maturity equivalent to the 11th DCOFI plus 4.00%, which yield approximates the Company's marginal lending rate for new, apartment-secured financings.

     The Company records its investment in foreclosed apartment buildings at their fair market values, generally by reference to the existing and projected cash flows generated by the building and the application of appropriate market capitalization ratios. Management has concluded that the maximum benefit to the Company is obtainable through the orderly liquidation of this portfolio.

     The carrying value of the defaulted apartment loan portfolio has been determined on the same basis as for owned apartment buildings, where property-specific information is available, or based upon the average per unit valuation for owned buildings of similar unit size and unit mix. For performing apartment loans classified "Substandard", reserves have been established based upon property-specific valuations which utilize current cash flows and estimated stabilized cash flows and incorporate management's assessment of future event risk.

COMMERCIAL

     At September 30, 1996, the Company owned one commercial property and had three loans which were performing but had been classified "Substandard."

RESIDENTIAL CONSTRUCTION

     At September 30, 1996, the Company maintained investments in 3 residential construction developments previously acquired through foreclosure. These developments, when completed, will entail the construction and sale of 158 homes. At September 30, 1996, the Company had sold 123 homes in these developments, 3 homes had been completed and had not been sold, and 73 homes remained to be built or are model units. The cost to complete construction of the remaining homes within these developments (approximately $6.9 million) has been incorporated into the carrying values for each development at September 30, 1996.

LAND

     At September 30, 1996, the Company's portfolio of owned land parcels consisted of 4 properties with a net carrying value of $1.3 million. The Company's investment in land has been valued by reference to comparable land sales (where available), current appraisals and discounted cash flow land residual analyses.

OTHER COLLATERALIZED LOANS

     At September 30, 1996, the Company had 2 other loans which were performing but classified as "Substandard". These loans provided the financing for the acquisition of pools of notes.

CREDIT LOSSES

     The Company maintains reserves against specific assets in those instances in which it believes that full recovery of the Company's gross investment is unlikely. As of September 30, 1996, the Company had established specific reserves based upon (1) management's strategy in managing and disposing of the asset and the corresponding financial consequences, (2) current indications of property values from (a) completed, recent sales from the Company's property portfolio, (b) real estate brokers, and (c) potential buyers of the Company's properties, and (3) current property appraisals. In addition, management establishes general valuation allowances ("GVA") against its loan and property portfolios when sufficient information does not exist to support establishing specific reserves. The loss factors utilized to establish general reserves are based upon (1) the actual loss experience for similar loans and properties within the Company's portfolio, when such loss experience is available and representative of the assets being valued, or (2) estimates of current liquidation values for collateral securing performing loans for a representative sampling of each portfolio segment.

     The table below sets forth the amounts and percentages of general and specific reserves for the Company's loan and property portfolios as of September 30, 1996 (dollars are in thousands).

                                                             LOANS
                                                   -------------------------
                                                   PERFORMING     IN DEFAULT     PROPERTIES      TOTAL
                                                   ----------     ----------     ----------     -------
AMOUNTS
Specific reserves................................   $  1,710        $1,727        $  9,664      $13,101
General reserves.................................      9,004         2,734           1,250       12,988
                                                     -------        ------         -------      -------
          Total reserves for estimated losses....   $ 10,714        $4,461        $ 10,914      $26,089
                                                     =======        ======         =======      =======
PERCENTAGES
% of total reserves to gross investment..........       1.6%         17.7%           31.5%         3.8%
% of general reserves to gross investment........       1.3%         10.8%            3.6%         1.9%

     The table below summarizes the activity of the Company's reserves for the periods indicated (dollars are in thousands).

                                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                                        SEPTEMBER 30,           SEPTEMBER 30,
                                                     -------------------     --------------------
                                                      1996        1995        1996         1995
                                                     -------     -------     -------     --------
LOANS
Balance at beginning of period.....................  $15,762     $20,690     $15,192     $ 21,461
Provision for estimated losses.....................    2,800       1,473       6,489       14,173
Transfer to property and other reserves............     (231)       (884)       (255)     (10,291)
Charge-offs........................................   (3,156)     (2,807)     (6,251)      (6,873)
Recoveries.........................................                                             2
                                                     -------     -------     -------     --------
Balance at end of period...........................  $15,175     $18,472     $15,175     $ 18,472
                                                     =======     =======     =======     ========
PROPERTIES
Balance at beginning of period.....................  $11,909     $13,507     $15,725     $ 33,517
Provision for estimated losses.....................    1,000       5,327       2,711        5,327
Transfer from loan reserves........................      231         884         255       10,291
Charge-offs........................................   (2,226)     (2,444)     (7,777)     (31,861)
                                                     -------     -------     -------     --------
Balance at end of period...........................  $10,914     $17,274     $10,914     $ 17,274
                                                     =======     =======     =======     ========

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

                                                                SEPTEMBER 30, 1996
                                                        ----------------------------------
                                                         LOANS      PROPERTIES      TOTAL
                                                        -------     ----------     -------
        PERMANENT
          Single family homes
             Non-project..............................  $ 2,033      $    469      $ 2,502
             Loan concentrations......................    4,862         2,308        7,170
          Multi-family
             2 to 4 units.............................    1,440            74        1,514
             5 or more units..........................    5,033           729        5,762
          Commercial..................................    1,425           106        1,531
          Land........................................      167         1,547        1,714
        RESIDENTIAL CONSTRUCTION......................      215         5,681        5,896
                                                        -------       -------      -------
                                                        $15,175      $ 10,914      $26,089
                                                        =======       =======      =======

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

     The table below summarizes the composition of the Company's property portfolio at September 30, 1996 and 1995 and at December 31, 1995 (dollars are in thousands).

                                               SEPTEMBER 30,     DECEMBER 31,     SEPTEMBER 30,
                                                   1996              1995             1995
                                               -------------     ------------     -------------
        SINGLE FAMILY RESIDENCES
          Non-project........................    $   2,621         $  4,975         $   4,603
          Loan concentrations................        7,335            6,419             8,946
        MULTI-FAMILY
          2 to 4 units.......................        1,338            3,840             2,728
          5 or more units....................        5,469           18,877            32,211
        COMMERCIAL...........................          346              346               346
        LAND.................................        2,877            3,759             3,687
        RESIDENTIAL CONSTRUCTION.............       14,654           15,414            20,622
                                                  --------         --------          --------
          GROSS INVESTMENT(1)................       34,640           53,630            73,143
        ALLOWANCE FOR ESTIMATED LOSSES.......      (10,914)         (15,725)          (17,274)
                                                  --------         --------          --------
        NET INVESTMENT.......................    $  23,726         $ 37,905         $  55,869
                                                  ========         ========          ========

---------------

(1) Loan principal at foreclosure, plus post-foreclosure capitalized costs, less cumulative charge-offs.

OFFICE PROPERTY AND EQUIPMENT

     At September 30, 1996, the Company's office property and equipment of $4.9 million was down from $9.6 million at December 31, 1995. The decrease was primarily due to $3.7 million in sales of branch facilities, of which $2.2 million related to the sale of the Company's Oceanside branch office facility in February 1996 and $1.5 million related to the sale of the Company's Rancho Bernardo and Vista branch facilities in June 1996, in conjunction with the sale of deposits at the Company's three San Diego branches. A gain of $6.4 million was recorded on the sale of these deposits and facilities and is included in gain on sale of other assets and liabilities.

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

DEPOSITS

     Total deposits at September 30, 1996, were $659.6 million, a decrease from $698.0 million at December 31, 1995, and $684.5 million at September 30, 1995. In June 1996 the Company sold the deposits housed in its three San Diego County branches. At the time of the sale, these branches had total deposits of $185.2 million. The Company funded the transfer of deposits with a combination of borrowings from the FHLB (see Borrowings) and excess liquidity, which had been accumulated through loan sales totaling $68.9 million and deposit growth at the Company's remaining six branches.

     The table below summarizes the balances, weighted average interest rates ("WAIR") and weighted average remaining maturities in months ("WARM") for the Company's deposits (dollars are in thousands).

                                                 SEPTEMBER 30, 1996       DECEMBER 31, 1995
                                               ----------------------   ----------------------
                 DESCRIPTION                   BALANCE    WAIR   WARM   BALANCE    WAIR   WARM
                 -----------                   -------    ----   ----   -------    ----   ----
Transaction accounts.........................  $ 71,781   1.32%   --    $ 94,459   1.19%   --
Certificates of Deposit
  7 day maturities...........................    59,655   4.71%           60,552   4.78%
  Less than 6 months.........................    43,892   5.32%    3      28,053   4.69%    2
  6 months to 1 year.........................   338,741   5.45%    5     356,013   5.74%    5
  1 year to 2 years..........................   104,098   5.88%   13      90,432   5.85%    9
  Greater than 2 years.......................    41,423   5.92%   14      68,499   6.08%   16
                                               --------   ----   ---    --------   ----    --
          Total..............................  $659,590   5.02%    6    $698,008   5.04%    5
                                               ========   ====   ===    ========   ====    ==

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

     The balance and rate of the Company's FHLB advances at September 30, 1996, are summarized as follows (dollars are in thousands).

                                   TERM                              PRINCIPAL     RATE
                                   ----                              ---------     ----
        4 Months...................................................   $ 25,000     5.82%
        5 Months...................................................     25,000     5.95%
        9 Months...................................................     25,000     5.99%
        12 Months..................................................     25,000     6.24%
                                                                      --------     ----
                                                                      $100,000     6.00%
                                                                      ========     ====

SENIOR NOTES

     The Company has Senior Notes, which have a face amount of $13.5 million, and a current, amortized fair value of $12.2 million at September 30, 1996. The Senior Notes carry an annual stated interest rate of 12% and have an annual effective rate of approximately 16.5%, after the recording of original issue discount ("OID") of $1.5 million. The OID is accreted using the constant yield method over the five year term of the Senior Notes. Interest, which is required to be paid semi-annually at the stated interest rate, has been prefunded for three years out of the proceeds of the Company's recapitalization in December 1995. This prefunded interest of $4.9 million was invested in U.S. Government securities. Thereafter, interest will be payable either in cash or, in certain circumstances as permitted by the relevant agreements, in an equivalent value (determined in accordance with the provisions of the relevant agreement) in common stock of the Company.

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

     The following table summarizes the regulatory capital requirements under FIRREA for the Bank at September 30, 1996. As indicated in the table, the Bank's capital levels exceed all three of the currently applicable minimum FIRREA capital requirements (dollars are in thousands).

                                                                                    RISK-BASED
                                   TANGIBLE CAPITAL         CORE CAPITAL              CAPITAL
                                   ----------------       ----------------       -----------------
                                   BALANCE      %         BALANCE      %         BALANCE      %
                                   --------   -----       --------   -----       --------   ------
Stockholders' equity.............  $ 51,813               $ 51,813               $ 51,813
Adjustments
  General valuation allowances...                                                   7,082
  Unrealized (gains) losses......        54                     54                     54
  Interest rate risk
     component(1)................
                                   --------   -----       --------   -----       --------   ------
Regulatory capital...............    51,867   6.30%         51,867   6.30%         58,949   10.49%
Required minimum.................    12,348   1.50%         24,697   3.00%         44,954    8.00%
                                   --------   -----       --------   -----       --------   ------
Excess capital...................  $ 39,519   4.80%       $ 27,170   3.30%       $ 13,995    2.49%
                                   ========   =====       ========   =====       ========   ======
Adjusted assets(2)...............  $823,255               $823,255               $561,937
                                   ========               ========               ========

---------------

(1) At September 30, 1996, the OTS had temporarily suspended the application of its interest rate risk regulation. Had the regulation been in effect at September 30, 1996, the Bank would have been required to deduct from riskbased capital $232, due to an interest rate risk exposure component as computed by the OTS as one-half of the excess of the estimated change in the Bank's net portfolio value (determined in accordance with OTS regulations) over a normal change in net portfolio value (2%) assuming an immediate and sustained 200 basis point increase in interest rates, using the Bank's reported balance sheet information as of June 30, 1996.

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

                                                                    RATIO OF                   RATIO OF
                                         RATIO OF                 CORE CAPITAL              TOTAL CAPITAL
                                       CORE CAPITAL             TO RISK-WEIGHTED           TO RISK-WEIGHTED
                                      TO TOTAL ASSETS                ASSETS                     ASSETS
                                      ---------------           ----------------           ----------------
Well capitalized..................     5% or above               6% or above                10% or above
Adequately capitalized............     4% or above               4% or above                8% or above
Under capitalized.................      Under 4%                   Under 4%                   Under 8%
Significantly undercapitalized....      Under 3%                   Under 3%                   Under 6%
Critically undercapitalized.......       Ratio of tangible equity to adjusted total assets of 2% or less

     The Bank's ratios at September 30, 1996 are set forth below.

        Ratio of Core Capital to Total Assets (Leverage ratio)..............    6.30%
        Ratio of Core Capital to Risk-weighted Assets.......................    9.23%
        Ratio of Total Capital to Risk-weighted Assets......................   10.49%

     At September 30, 1996, the Company's capital ratios exceeded the capital ratio requirements for the Company to qualify as a "well capitalized" institution.

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

CAPITAL RESOURCES AND LIQUIDITY

     The Company's liquidity position refers to the extent to which the Company's funding sources are sufficient to meet its current and long-term cash requirements. Federal regulations currently require a savings institution to maintain a monthly average daily balance of liquid and short-term liquid assets equal to at least 5.0% and 1.0%, respectively, of the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar month. The Bank had liquidity and short-term liquidity ratios of 11.12% and 6.01%, respectively, as of September 30, 1996, and 8.50% and 5.95%, respectively, as of December 31, 1995.

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

     The Company utilizes two methods for measuring interest rate risk. Gap analysis focuses on measuring absolute dollar amounts of interest-earning assets and interest-bearing liabilities that are subject to repricing within periods of time, with the majority of the focus typically at the one-year maturity horizon. A "negative gap" occurs when the interest sensitive liabilities maturing or repricing in a given period exceed the interest sensitive assets maturing or repricing in that same period. The negative one-year maturity gap indicates, absent offsetting factors, that the Company has more exposure to interest rate risk in an increasing interest rate environment.

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

     A principal mechanism used by the Company in the past for interest rate risk management was the origination of ARMs tied to the 11th DCOFI. The basic premise was that the Company's actual cost of funds would parallel the 11th DCOFI and, as such, the net interest margins would generate the desired operating results. Loans having adjustable rate characteristics were 87% of the Company's total dollar originations during 1995 and 77% for the nine months ended September 30, 1996. ARMs represented 77% and 75% of the Company's loan portfolio at September 30, 1996, and December 31, 1995, respectively.

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

(and are subject to maximum periodic rate adjustment limits) may alter this expected benefit (dollars are in thousands).


                                     SEPTEMBER 30, 1996     DECEMBER 31, 1995      SEPTEMBER 30, 1995
                                     ------------------     ------------------     ------------------
                                      BALANCE     RATE       BALANCE     RATE       BALANCE     RATE
                                     ---------   ------     ---------   ------     ---------    -----
Interest-earning assets
  Loans(1).........................  $ 712,587     8.63%    $ 637,472     8.22%    $ 594,116     8.00%
  Cash and investment securities...     86,829     5.50        77,357     4.60        17,114     4.99
  Mortgage-backed securities.......                                                   50,799     6.57
                                     ---------              ---------              ---------
                                       799,416     8.29       714,829     7.82       662,029     7.81
                                     ---------   ------     ---------   ------     ---------    -----
Interest-bearing liabilities
  Deposit accounts.................   (659,590)   (5.02)     (698,008)   (5.04)     (684,489)   (5.09)
  Borrowings.......................   (100,000)   (6.00)                              (5,890)   (5.87)
  Senior notes.....................    (12,222)  (16.50)      (12,006)  (16.50)
                                     ---------              ---------              ---------
                                      (771,812)   (5.33)     (710,014)   (5.23)     (690,379)   (5.10)
                                     ---------   ------     ---------   ------     ---------    -----
Interest-bearing gap/stated
  interest margin..................     27,604     3.15         4,815     2.63       (28,350)    2.50
Nonaccrual loans...................    (25,223)   (0.27)      (21,709)   (0.25)      (17,846)   (0.22)
                                     ---------   ------     ---------   ------     ---------    -----
  Adjusted interest-bearing gap....  $   2,381     2.88%    $ (16,894)    2.38%    $ (46,196)    2.28%
                                     =========   ======     =========   ======     =========    =====

---------------

(1) Contractual yield, exclusive of the amortization of loan fees deferred at origination.

PROSPECTS

     The Company successfully completed its recapitalization by the sale of investment units in December 1995, from which the majority of the proceeds ($19 million) were contributed to the Bank as additional Tier 1 capital. As a result, the Bank reported core and risk-based capital ratios at December 31, 1995, of 5.80% and 10.27%, respectively, which defined the Bank as a "well-capitalized" institution for regulatory capital purposes. With the net earnings reported for the nine months ended September 30, 1996, the Bank's core and risk-based capital ratios increased to 6.30% and 10.49%, respectively.

     As described more fully elsewhere herein, the Company has been successful since early 1995 in establishing itself as a provider of financings secured by very expensive homes, income properties and residential construction developments. These post-1994 financings account for about one-half of the Company's total loans at September 30, 1996, and carry margins well in excess of those associated with the Company's pre-1995 loans. Management expects that the Company will continue to be successful in further penetrating its target loan markets and will be able to price its financings at a premium to more generic mortgages because of its service levels, portfolio retention strategy and internal real estate expertise. Accordingly, management expects that its post-1994 loan portfolio will continue to grow as a percentage of total loans and will contribute to the gradual growth in the Company's total assets and interest margin.

     Management further expects, however, that the magnitude of the Company's Risk Assets will continue to dilute the margins generated from the Company's new financing activities. Though the Company has been successful in gradually reducing the adverse impact to earnings of nonperforming assets, and the prospective risk to earnings from performing, classified loans, the relationship of these portfolios to total assets and to the Company's capital remain well above peer levels. During the remainder of 1996, management will continue to employ the strategies which have, to date, been successful in reducing these portfolios, including (1) aggressively pursuing foreclosure of the Company's collateral in those circumstances where the borrower defaults on their obligation, (2) considering restructurings of individual loans, or groups of loans, only in limited circumstances in which the borrowers have the financial means and demonstrated intention of satisfying their obligations to the Company, and (3) liquidating the Company's inventory of foreclosed properties in an orderly fashion utilizing retail sales strategies.

GENERAL REGULATION

     The President has signed legislation which repealed the tax rules formerly applicable to bad debt reserves of thrift institutions for taxable years beginning after December 31, 1995. The Company will thereupon be required to change its tax method of accounting for bad debts from the reserve method formerly permitted under section 593 of the Internal Revenue Code (the "Code") to the "specific charge-off" method effective for its tax year beginning October 1, 1996. Under the specific charge-off method, tax deductions may be taken for bad debts only as to the extent that the loans become wholly or partially worthless. The enacted legislation requires thrift institutions, such as the Company, which have previously utilized the section 593 reserve method to recapture (i.e., include in taxable income) over a six-year period a portion of their existing bad debt reserves equal to their "applicable excess reserves." The Company does not believe that the recapture of its bad debt reserves, if any, would be material. Under these provisions, the remainder of the Company's bad debt reserve balance as of September 30, 1996 (approximately $22.5 million) will in future years be subject to recapture in whole or in part upon the occurrence of certain events such as a distribution to stockholders in excess of the Company's current and accumulated earnings and profits, a redemption of shares, or upon a partial or complete liquidation of the Company. The Company does not intend to make distributions to its stockholders that would result in recapture of any portion of its bad debt reserves.

                          PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

     On September 6, 1996, the Company and the Bank were named as defendants in a class action lawsuit entitled Stanley D. Mosler and Eileen C. Mosler vs. Hawthorne Savings and Loan Association, Hawthorne Financial Corporation, et. al., filed in the Superior Court of the State of California as Case No. BC154729 (the "Action"). The plaintiffs had previously filed an individual action alleging the same matters contained in the class action complaint. Plaintiffs contend they were entitled to a notice of availability of foreclosure counseling, which they allege they did not receive, before the Bank foreclosed. Plaintiffs contend that the alleged failure to provide counseling notices and the underbidding by the Bank of the loan amount at foreclosure resulted in damages to the purported class in an amount in excess of $40 million. The Company has been named and alleged to have liability based upon its relationship as trustee on the Deed of Trust securing the Bank's loans. The Company and the Bank have filed responsive pleadings to the complaint alleging that the complaint is defective on its face and that the plaintiffs are not proper representatives of the purported class. The hearings on the Company's motion are scheduled to be heard November 26, 1996.

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

                        HAWTHORNE FINANCIAL CORPORATION

Dated November 14, 1996                              /s/ NORMAN A. MORALES
                                                     --------------------------
                                                     Norman A. Morales
                                                     Executive Vice President
                                                     and
                                                     Chief Financial Officer

Dated November 14, 1996                              /s/ JESSICA VLACO
                                                     --------------------------
                                                     Jessica Vlaco
                                                     Senior Vice President and
                                                     Principal Accounting
                                                     Officer