Form 10-K405
period 1996-12-31
HAWTHORNE FINANCIAL CORP
filed 1997-04-15
CIK 46267

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [NO FEE REQUIRED]

                   For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                to

                         Commission File Number: 0-1100

                         HAWTHORNE FINANCIAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                     95-2085671
      (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

      2381 ROSECRANS AVENUE, 2ND FLOOR
           EL SEGUNDO, CALIFORNIA                               90245
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 725-5000
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing stock price of such stock as of February 28, 1997 as reported by the National Association of Securities Dealers, was $26,169,583.

         The number of shares of Common Stock, par value $0.01 per share, of the Registrant outstanding as of February 28, 1997 was 2,623,275 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report incorporates by reference portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant's Annual Meeting of Stockholders to be held on May 21, 1997.

                         HAWTHORNE FINANCIAL CORPORATION
                            ANNUAL REPORT ON FORM 10K

                                                                                                              PAGE

                                                      PART I.
ITEM 1.           Business.....................................................................................2
                       General.................................................................................2
                       Business Overview.......................................................................3
                       New Business Generation.................................................................4
                       Financing Criteria and Standards........................................................9
                       Regulation.............................................................................11
                       Taxation...............................................................................18
ITEM 2.           Properties..................................................................................20
ITEM 3.           Legal Proceedings...........................................................................21
ITEM 4.           Submission of Matters to a Vote of Security Holders.........................................22
ITEM 4A.          Executive Officers..........................................................................22


                                                     PART II.
ITEM 5.           Market for Registrant's Common Stock and Related Stockholder Matters........................23
ITEM 6.           Selected Financial Data.....................................................................24
ITEM 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations.......25
                       Operating Results......................................................................25
                       Financial Condition, Capital Resources & Liquidity and Asset Quality...................33
                       Interest Rate Risk Management..........................................................54
ITEM 8.           Financial Statements and Supplementary Data.................................................55
ITEM 9.           Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure..................................................................................55


                                                     PART III.
ITEM 10.          Directors and Executive Officers of the Registrant..........................................56
ITEM 11.          Executive Compensation......................................................................56
ITEM 12.          Security Ownership of Certain Beneficial Owners and Management..............................56
ITEM 13.          Certain Relationships and Related Transactions..............................................56


                                                     PART IV.
ITEM 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................57


FORWARD LOOKING STATEMENTS

         When used in this Form 10-K or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers that all forward-looking statements are necessarily speculative and not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various risks and uncertainties, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected. The risks highlighted herein should not be assumed to be the only things that could affect future performance of the Company.


         The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

                                   P A R T   I.


ITEM 1.        BUSINESS

GENERAL

HAWTHORNE FINANCIAL CORPORATION

         Hawthorne Financial Corporation ("Hawthorne Financial" or "Company"), a Delaware corporation organized in 1959, is a savings and loan holding company that owns 100% of the stock of Hawthorne Savings, F.S.B. ("Hawthorne Savings" or "Bank"). Hawthorne Savings was incorporated in 1950 and commenced operations on May 11, 1951. The Bank's six full service retail offices are located in Southern California. Hawthorne Savings had 201 employees as of January 31, 1997. The Company's executive offices are located at 2381 Rosecrans Avenue, El Segundo, California 90245, and its telephone number is (310) 725-5000.

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

         The Bank's operating results depend primarily on (i) the margin ("spread") between the yield from its interest-earning assets, principally loans and investment securities, and the cost of its interest-bearing liabilities, principally deposits, (ii) the size and relative amounts of its interest-earning assets and its interest-bearing liabilities, and (iii) the quality of its assets.

         At December 31, 1996, Hawthorne Savings met and exceeded all three regulatory capital requirements, based upon rules currently in effect, with core capital to total assets of 6.27%, core capital to risk- weighted assets of 9.85%, and total capital to risk-weighted assets of 11.11%. Based on the foregoing, the Bank exceeded the regulatory capital requirements to qualify as a "well capitalized" institution under applicable laws and regulations.

BUSINESS OVERVIEW

         The Company has historically operated exclusively in Southern California. Prior to 1990, the Southern California economy experienced an extended period of significant growth fueled primarily by the real estate development, aerospace and defense industries. The expanding economy encouraged significant in-migration into California and, coupled with favorable federal income tax policies through 1986, created strong demand for housing and led to significant development of virtually all types of real estate. Throughout this period, the Company was actively engaged in financing the construction of residential properties, principally for-sale housing developments, individual homes and apartment buildings. As a matter of business strategy, the Company utilized its construction financing activities as its principal source of permanent loans, by converting its construction loans to permanent loans and by providing permanent financing to purchasers of units within tract developments, the construction of which the Company financed. Virtually all of the loans with respect to which borrowers defaulted during the 1990s were originated by the Company during the period 1986 through 1990, a period during which the market value of real estate generally increased substantially.

         Commencing in 1990, the Southern California economy entered a period of severe economic recession which was characterized by, among other things, high unemployment, declining business and real estate activity, declining real estate values and a withdrawal of the capital which had fueled the sharp rise in real estate activity and values during the period 1986 through 1990. During this recessionary period, the demand for virtually all types of real estate slackened because of declining market values, the unavailability of mortgage credit for certain types of real estate, most notably construction developments and permanent financing secured by income-producing properties, and the flight of equity capital which had supported the high level of property transactions during the 1980s. By historically focusing a substantial portion of its lending activities on construction financing, which involved a small number of affiliated developers with little or no financial resources of their own, the Company was affected more significantly than its peers when the Southern California economy entered recession. As a result, the Company experienced enormous credit losses during the period 1992 through 1996, which led to significant net losses and a severe deterioration in the Bank's capital.

         For the five years ended December 31, 1996, the Company reported cumulative net losses of $61.4 million, with annual losses of $22.1 million
(1992), $29.6 million (1993), $3.0 million (1994), and $14.2 million (1995) and net earnings of $7.5 million (1996). These results included cumulative provisions for credit losses on loans and foreclosed properties of $120.3 million, with annual provisions of $54.6 million (1992), $29.4 million (1993), $5.3 million (1994), $20.0 million (1995), and $11.0 million (1996).

         Beginning in 1992, the Company and the Bank came under intense scrutiny from regulators as the deterioration in local real estate values resulted in a significant number of the Company's borrowers defaulting on their loans. In June 1993, the Board of Directors of the Company and the Bank recruited Scott A. Braly as President and Chief Executive Officer of both companies. Mr. Braly recruited a number of experienced individuals to completely restructure the Company and to aggressively manage the Company's growing portfolio of foreclosed properties and troubled loans. During the period 1992 through 1996, the Company foreclosed on its real estate collateral securing approximately $270 million of loan principal, invested approximately $50 million following foreclosure, principally to complete unfinished tract developments, and sold properties representing approximately $258 million of this accumulated investment (before credit losses). Approximately $32 million of foreclosed properties (before credit loss reserves) remained unsold at the end of 1996. During this period, the Company's credit losses on loans and properties were approximately $120 million, representing the sum of actual losses realized from property sales and provisions to establish reserves for unsold properties and loans. In response to the increasing level of credit losses and the staffing needs to monitor the Company's problem assets, the Company significantly curtailed its loan origination activities during 1993 and 1994.

         During the first quarter of 1995, continuing credit losses required the Company to substantially increase its specific and general reserves, which rendered it "undercapitalized" according to the "prompt corrective action" regulations issued by the OTS under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"). In June 1995, the OTS issued a Prompt Corrective Action ("PCA") Directive to the Bank, ordering the Bank to submit a capital restoration plan to the OTS, which plan was approved in June 1995, and required the Bank to increase its qualifying Tier 1 capital by $15 million to $20 million by December 15, 1995.

         In December 1995, the Company successfully completed the sale of $27 million of "investment units" in a private placement. The investment units consist of equal amounts of senior notes and a new class of preferred stock, together with warrants to purchase common stock of the Company. The Company contributed $19 million of the net proceeds of the private placement as qualifying Tier 1 capital into the Bank upon completion of the private placement. With the infusion of capital into the Bank, the OTS terminated the PCA and released the Bank from its capital plan.

         Based upon published economic data, the severe economic downturn throughout Southern California began abating during 1995 and has continued to evidence improvement through the end of 1996. As the overall economy has improved, the real estate-based segments of the economy have similarly improved, measured by several factors, including (1) a rising number of property sales,
(2) a declining percentage of real estate transactions represented by foreclosed or otherwise distressed real estate, (3) an increasing availability of mortgage credit for virtually all property types, and (4) an increasing amount of equity capital deployed in the acquisition of real estate. There can be no assurance that these trends will continue, however. The economies and real estate markets in Southern California will continue to be significant determinants of the quality of the Company's assets in future periods and, thus, its results of operations.

         The Company continues to make progress in reducing its portfolios of nonperforming assets, with the investment in gross nonperforming assets declining from $118.2 million and $151.2 million at December 31, 1992 and 1993, respectively, to $80.7 million, $49.2 million and $36.8 million at December 31, 1994, 1995 and 1996, respectively. This substantial and continuing decline in nonperforming assets, coupled with the Company's successful reentry into selected real estate financing markets, returned it to profitability during the fourth quarter of 1995 and for the year ended December 31, 1996, during which the Company reported net earnings of $0.5 million and $7.5 million, respectively. See NEW BUSINESS GENERATION and ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


NEW BUSINESS GENERATION

LENDING

         The Company's principal lending area encompasses Los Angeles and Orange counties, with ancillary markets including the rest of Southern California.

         Financial companies intensely compete for mortgage financings throughout the Company's Southern California markets. Generally, the Company competes with both in-market and out-of-market financial companies for loans, including banks, savings institutions and thrift and loans (in-market competitors), and regional banks, brokerages and specialty funds and investment entities (out-of-market). These companies generally compete successfully based upon their ability and willingness to originate loans at the lowest prices generally available in the marketplace, with the ultimate intention of securitizing such loans and selling them into the secondary mortgage markets. As discussed elsewhere herein, the Company generally focuses upon those segments of the mortgage financing markets in which price is only one of several factors considered by borrowers in their financing decisions. The Company originates and processes its loans from a central location, rather than through its retail branch network. Loans are generally obtained through a network of mortgage brokers rather than via a captive sales force.

         The Company's current loan origination activities, which focus upon financings secured by expensive homes, income-producing real estate and residential construction, are governed by established policies and practices appropriate to the risks inherent in the financing of specialty real estate. The Company's primary competitive advantages - effective and efficient transaction execution and a willingness to tailor the terms and conditions of individual transactions to optimize the borrower's and the Company's objectives - have led the Company to tailor its organization, resources and loan policies accordingly.

         To maximize penetration of its targeted mortgage financing markets, the Company has established independent groups which maintain responsibility for each of the Company's primary lending businesses. Each of these groups is separately resourced with a full complement of sales and credit professionals, each of whom independently report to the Chief Executive Officer. Each of these business groups is supported by the appraisal, quality management and servicing groups, which in turn report separately to the Chief Executive Officer. Management believes that this operating template has permitted the Company to maintain a relatively flat organizational structure and to maximize responsiveness to customers and opportunities, without sacrificing internal controls and credit quality.

         Since the middle of 1996, competition in the Company's market segments has expanded significantly, in large part due to (1) measurable improvements in the level of positive economic activity throughout Southern California, (2) a noticeable increase in the level of non-distressed real estate activity encompassing virtually all property types, and (3) the availability and deployment of large pools of capital directed at real estate investment and financing, emanating from both in-market and out-of-market sources. These recently visible competitive forces have begun to place downward pressure on the price of all forms of real estate financing and have moderately liberalized the terms under which credit is extended. Because of these market forces, the Company expects that the yields on loans originated in the future will be somewhat lower than those obtained during 1995 and 1996, assuming no change in the general level of market interest rates and realization of the Company's internal loan production objectives.

         The table below summarizes the Company's loan origination activity for 1995 and 1996. By comparison, the Company originated $49.9 million and $44.9 million of new loans in 1993 and 1994, respectively.

                                              FOR THE YEAR ENDED   FOR THE YEAR ENDED
                                              DECEMBER 31, 1996    DECEMBER 31, 1995
                                              -------------------  ------------------
      TYPE OF SECURITY                          AMOUNT     %         AMOUNT        %
------------------------------------------    ---------   -----    --------      ----
Single family homes (1-4 units)
    Estate (1)                                 $ 72,500     21.8%   $ 53,700     27.2%
    Conventional                                 27,400      8.2      11,400      5.8

Multifamily (5 or more units) (2)                70,700     21.3      66,100     33.5
Commercial                                       46,000     13.8      31,700     16.1
Construction and land (commitments) (3)          98,000     29.6      34,500     17.4
Other                                            17,700      5.3

                                               --------    -----    --------    -----
                                               $332,300    100.0%   $197,400    100.0%
                                               ========    =====    ========    =====

------------------------


         (1) Generally defined as individual loans with principal balances of more than $1.0 million originated after 1994. This amount includes unfunded commitments under lines of credit of $2.8 million and $5.2 million at December 31, 1996 and 1995, respectively.

         (2) Includes $16.2 million and $13.8 million of financings provided in connection with sales of previously foreclosed properties for the years ended December 31, 1996 and December 31, 1995, respectively.

         (3) Includes unfunded commitments of $45.5 million at December 31, 1996 and $14.9 million at December 31, 1995.

ESTATE FINANCING

         Since 1994, the Company has provided a variety of financings secured by very expensive homes in Southern California, including homes located in the communities of Bel-Air, Beverly Hills, Malibu, Newport Beach, Santa Barbara and La Jolla. Generally, the Company's loans refinance the borrower's existing mortgage debt, rather than financing the borrower's purchase of a home. The Company generates virtually all of its new financing opportunities of this type, which it refers to as "Estate Financing", through contact with, and submissions by, independent mortgage brokers.

         The Company seeks financing opportunities which involve a wide range of property types, from large, conventional homes located within mature areas to very large, multiple acre, one-of-a kind estates. The Company's financings also encompass a wide range of borrower profiles, from borrowers with the demonstrated and documented capacity to service the Company's loan to borrowers with no evident source of recurring cash flow. Loans which meet the highest standards of collateral quality and borrower capacity and creditworthiness (Tier 1 loans) are similar to conventional home loans except for their size, and generally have higher loan to value ratios and the most favorable pricing to the borrower. Loans with respect to which the borrower's resources are limited or cannot be reliably measured, or with respect to which the Company's collateral possesses such unique characteristics, including size, amenity, or location, so as to make its valuation difficult to precisely measure (Tier 3 loans) have the lowest loan to value ratios and the highest pricing to the borrower. Loans which fall in between these two sets of parameters (Tier 2 loans) involve advances and pricing which are tailored to the particular attributes of the property, the borrower and the reasons underlying the borrower's loan request. To date, a substantial majority of the Company's Estate loans have been comprised of Tier 2 loans.

         The Company has been able to charge premium prices in connection with many of its Estate loans because most of its competitors place internal limits on the dollar amount of individual financings (without reference to the underlying attributes of the collateral and the borrower) and because most lenders are hesitant to extend credit to individuals whose capacity to service the loan cannot be reliably measured or where the borrower's credit profile is marred by prior credit problems, the absence of a credit history or other factors. As suggested above, the Company compensates for the existence of one or more of these attributes by limiting the advance it will make against its estimate of the value of the collateral. The Company has also been successful in attracting business where the borrower requires flexibility in structuring the terms of the loan, where efficient and timely execution are of paramount importance, or both. As with all of its financing businesses, the Company's flat organization structure, small size and portfolio retention strategies all contribute to its success in attracting new business and in receiving a return believed by management to be commensurate with the risk assumed and value added to completing the transaction.

         Since 1994, the Company has originated $126.2 million of Estate loans. The average per loan size of these loans approximates $2.4 million and the average loan-to-value ratio is approximately 50%. At December 31, 1996, Estate loan principal of $107.9 million was outstanding. The average interest rate and effective yield (which incorporates loan and other fees to be earned over the contractual life of the loan) on outstanding loan principal at December 31, 1996 was 10.11% and 10.27%, respectively.

CONVENTIONAL HOME FINANCING

         In addition to its other, higher-yielding financing businesses, the Company also provides conventional permanent financing secured by single family homes. The Company conducts this business both from its local retail banking offices and from its corporate offices. This business is the most competitive and least profitable of all of the Company's financing businesses. The Company lacks the size and scale of operations to profitably penetrate this business, especially in view of the significant capacity already in the marketplace in the form of very large banking and non-banking companies whose principal business is to originate conventional single-family-secured loans, many for resale in secondary mortgage markets. The Company is organized to provide a modest volume of this business each year, generally concentrated in and around its local retail banking offices.

MULTI-FAMILY AND COMMERCIAL FINANCING

         The Company provides financing to owners and purchasers of apartment buildings and various types of non-residential properties, such as retail centers, office buildings, and industrial buildings. The Company generates new financing opportunities through contact with, and submissions to it by, independent mortgage loan brokers. The Company is often able to charge premium prices for its financings because significant opportunities exist in the marketplace to provide financing which requires tailored terms and conditions, efficient response and execution, and specialized real estate expertise. These attributes derive from the Company's smaller size and flat organizational structure, its strategy to hold all new originations in portfolio, and the real estate experience of most of its people.

         Since early 1995, the Company has focused upon establishing its presence in the income property financing business throughout Southern California by building relationships with a growing network of mortgage brokers and, to a lesser extent, through repeat business with borrowers. Excluding internal financings of foreclosed property sales ($30.0 million), the Company has originated $184.5 million of loan commitments secured by multi-family residential and commercial real estate since 1994. The average per loan size of these loans approximated $2.1 million. At December 31, 1996, there were $116.7 million of multi-family residential and commercial real estate loans outstanding, which amount is net of repayments, sales and undisbursed funds. The average interest rate and effective yield (which incorporates loan and other fees) of outstanding loan principal at December 31, 1996 was 9.79% and 10.09%, respectively. A majority of the Company's cumulative volume of new commitments involved permanent financings, with the remainder covering a variety of transaction types, including short-term bridge loans and loans with a substantial property renovation component.

         The financing of income properties is subject to the risk that the cash flows being generated by the Company's collateral, as reported by the borrower, will decline following the funding of the loan, either because of general economic conditions or because the Company's borrower poorly manages the property, which could cause the borrower to default on their loan (because the cash flows from the property are no longer sufficient to cover the payments required by the Company's loan). The Company mitigates this risk by (1) requiring its borrowers to demonstrate their commitment to the property through a substantial cash equity investment therein, (2) carefully evaluating the historical and current operations of the property, (3) investigating the rental markets within the areas surrounding its collateral in order to validate the revenue and expense assumptions which contribute to the Company's assessment of the properties' current and potential cash flows, and (4) evaluating the operating experience of the borrower with similar properties.

CONSTRUCTION FINANCING

         The Company conducts two separate construction financing businesses, each of which is separately targeted and resourced.

         The Tract Financing group commenced operation during the fourth quarter of 1995 and provides construction financing to small-to-medium-sized builders of single-family residential developments in Southern California. In this business, the Company believes its competitive advantage is focused upon its efficient response and execution and, more often than not, a pre-existing relationship with the borrower or particular knowledge of the specific submarket and/or product type. The Company solicits new business directly with builders and, occasionally, through independent mortgage brokers. Most financial institutions of the Company's size or larger now provide development financing and, therefore, this business is quite competitive. Since 1994, the Company has extended $49.0 million of tract construction loan commitments covering 13 separate developments. At December 31, 1996, $15.1 million was outstanding with respect to such commitments, which amount is net of undisbursed funds and repayments. These commitments generally have an interest rate which is based on a designated prime rate plus 1.0% to 2.0%, calculated on disbursed balances, and a loan fee of like amount calculated on the entire commitment amount. With respect to certain transactions, the Company is scheduled to receive a release or exit fee as completed units are sold and the Company's loan is repaid. The average commitment term approximates 18 months. The effective yield to the Company from these commitments is a function of the Company's stated pricing and the average funded balance against the commitment.

         The Single Family Residence ("SFR") Financing group provides individual home construction financing to local builders and homeowners. To date, this group has focused almost exclusively on providing construction financing in the beach cities of the South Bay area of Los Angeles County, with occasional financing outside the Company's principal market area. Virtually all of the Company's business to date has been generated through pre-existing relationships between the Company's loan officers and local builders. Since 1994, the Company has extended a total of $83.5 million of financing commitments related to the construction of 122 individual residential units. At December 31, 1996, $34.4 million was outstanding with respect to such commitments, which amount is net of repayments and undisbursed funds. These commitments generally have an interest rate which is based on a designated prime rate plus 1.0% to 2.0%, calculated on disbursed balances, and a loan fee of like amount calculated on the entire commitment amount. The average commitment term approximates 12 months. The effective yield to the Company from these commitments is a function of the Company's stated pricing and the average funded balance against the commitment.

         Construction financing presents the Company with the risk that the actual cost of development will substantially exceed original estimates (because the original estimates were flawed or because of post-funding approval issues by the local municipality that has purview over the project), or that the price of the finished homes will not meet pre-development expectations (because the original assessment was flawed or because of changes in real estate values generally). The Company compensates for these risks by (1) generally limiting its advance to a percentage of expected development costs, and requiring the borrower to fund the difference, (2) carefully evaluating the line item costs to complete the development, utilizing its resident loan officers and staff (or, where appropriate, third parties), (3) carefully evaluating the product type to be built and the demand for the finished homes by reference to recent sales of comparable homes, and (4) the development experience of, and the success or failure of, the Company's borrower with similar projects.

         The Company very rarely converts these construction financings to Estate or conventional financings because the permanent loan sizes would fall beneath targets for the Estate group and the Company seeks to limit its conventional new financing volume within any development concentration.

OTHER

         Occasionally, the Company provides financing to borrowers in which its security is in the form of a promissory note rather than a fee interest in real estate. Such financings generally provide potential compensation to the Company well in excess of the yields which are typically obtained from the Company's predominant lending activities. During 1996, the Company provided commitments totaling $17.7 million in six separate transactions which were secured by promissory notes. With respect to one transaction involving a commitment of $6.5 million, the promissory note security was, in turn, secured by real estate. With respect to two transactions involving aggregate commitments of $4.5 million the Company's loans were secured by pools of nonperforming loans which, in turn, were collateralized by residential real estate. The remaining three loans were secured by promissory notes which, in turn, were not collateralized by specific assets of the borrower. At December 31, 1996, $14.7 million was outstanding against these commitments. During the first quarter of 1997, one loan, with a disbursed balance of $6.6 million, was repaid by the borrower in full prior to the loan's maturity.

DEPOSITS

         The Company operates six retail banking locations, a decrease from the twenty-one offices operated by the Company in mid-1993. Four of these branches are located in the South Bay area of Los Angeles County. The Company's retail branches average nearly $120.0 million in retail deposit accounts, which is substantially higher than most local banking companies. The Company does not operate a money desk or otherwise solicit brokered deposits.

         The Company solicits deposits from the general public throughout its service area. Generally, the Company competes for deposit funds with other Southern California-based financial companies, including banks, savings institutions and thrift and loans. These companies generally compete with one another based upon price, convenience and service.

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

COMPETITION

         The Company experiences substantial competition both in attracting and retaining deposits and in making loans. Its most direct competition for deposits historically has come from other thrift institutions, commercial banks and credit unions doing business in its market areas in Southern California. In addition, as with all banking organizations, the Company has experienced increasing competition from nonbanking sources. For example, the Company also competes for funds with full service and discount broker-dealers and with other investment alternatives, such as mutual funds and corporate and governmental debt securities. The Company's competition for loans comes principally from other thrift institutions, commercial banks, mortgage banking companies, consumer finance companies, insurance companies and other institutional lenders. A number of institutions with which the Company competes for deposits and loans have significantly greater assets, capital and other resources than the Company. In addition, many of the Company's competitors are not subject to the same extensive federal regulations that govern savings and loan holding companies such as the Company and federally-chartered and federally-insured savings institutions such as the Bank. As a result, many of the Company's competitors have advantages over the Company in conducting certain businesses and providing certain services.

FINANCING CRITERIA AND STANDARDS

PHILOSOPHY

         As described in the preceding section, the Company provides financing in a number of tightly-defined market segments, which are distinguished by property type, borrower profile or loan size and transaction attributes. In all instances, the Company extends credit in situations in which it expects to be repaid from the liquidation of its collateral prior to the maturity of its loan, or in which it reasonably expects that its loan can be refinanced with another lender prior to the loan's maturity. The Company does not extend credit with the expectation that borrowers will default on their obligations, resulting in a restructuring of the loan or foreclosure of the Company's collateral. Because of the types of credit extended by the Company, the terms of each loan are often individually tailored to satisfy the Company's credit standards and the borrower's financing needs. This means that the Company's loans may contain provisions, such as prepaid interest for the term of the loan or a line of credit facility, that fall outside the normal scope of mortgage financing offered by the Company's competitors. In all instances, the Company places its primary reliance upon the quantitative and qualitative attributes of the collateral which will secure the Company's loan. In situations in which the borrower's ability to service the Company's loan cannot be reliably measured, or where the borrower's credit history is marred in the manner set forth above, the Company adjusts downward the advance it will make, to the extent it decides to extend credit at all.

LOAN LIMITS

         As described under NEW BUSINESS GENERATION, the Company seeks to originate relatively few, relatively high-dollar balance loans within each of its lending businesses (with the exception of the Company's conventional home financing group). Accordingly, the Company's internal "house limit," applicable to individual transactions or to multiple loans with affiliated borrowers (as defined in applicable federal regulations), is higher than for many other regulated financial companies. As of December 31, 1996, the Company's "house limit" was $6.0 million, or approximately 11% of the Bank's core capital and 14% of the Company's stockholders' equity. Loans in excess of $0.5 million and up to and including the house limit may be, and are, approved by the Chief Executive Officer, without prefunding review and approval by the Board of Directors of the Company or the Bank. Loan requests in excess of $6.0 million and up to the Bank's legal lending limit ($9.6 million at December 31, 1996) require approval of the Credit Committee of the Board of Directors prior to funding. A majority of the Credit Committee consists of nonmanagement directors of the Company and the Bank.

         For the two years ended December 31, 1996, the Company originated 23 loans involving $139.6 million of loan commitments, with respect to which the Company's legally binding loan commitment in connection with individual transactions or involving multiple loans to affiliated borrowers exceeded $6 million. Through December 31, 1996, aggregate commitments of $11.2 million had been extinguished through repayments by borrowers prior to the maturity of the commitment, and aggregate commitments of $18.5 million had been sold to another financial institution. At December 31, 1996, $93.1 million was outstanding against these cumulative commitments, which amount is net of repayments, sales and undisbursed funds. Subsequent to December 31, 1996, an additional $17.2 million of aggregate commitments were extinguished through repayments by borrowers prior to the maturity of the commitment.

LENDING CRITERIA

         The Company has adopted a detailed lending policy which governs all aspects of the Company's lending operations, including loan administration, loan approval authorities, loan underwriting criteria, general lending restrictions and policies and portfolio management. Although the Company's financing businesses generally do not lend themselves to detailed requirements, the lending policy does establish broad parameters and criteria which assist management in evaluating and structuring loans. For example, under the Company's loan policy, the maximum ratio of the value of the security property to the loan amount ("loan-to-value ratio") may not exceed 80% in the case of a construction loan and 85% in the case of a permanent multi-family residential and commercial real estate loan. The Company's lending policy also contains, among other things, various loan concentration targets by type of loan, geographic location of the security property, loan size and occupancy status.

         For each loan that it funds, the Company requires, among other things, a completed loan application, supporting financial information from the borrower, legal and corollary agreements which support the vesting of title, a title insurance policy, fire and extended liability coverage casualty insurance, credit reports, contemporary loan documents and other required documents. Though the Company may require flood insurance pursuant to federal regulations and state laws, the Company does not require earthquake insurance coverage. The lack of earthquake insurance coverage derives from a combination of competitive pressure (i.e., the Bank's competitors do not require such coverage as a condition of extending credit), the cost of such coverage, if it is even available, and management's assessment that its collateral base is sufficiently diverse geographically as to substantially moderate the risk of a material, adverse result should a major earthquake again hit a section of Southern California. The collateral for the Bank's loan is appraised either by an approved independent fee appraiser or by one of the Bank's staff appraisers. All fee appraisals are reviewed by the Bank's Chief Appraiser.

         The loans originated by the Company since 1994 have been almost exclusively secured by a first lien priority on real estate. Commencing in 1997, the Company expects to more actively seek financing opportunities, principally involving the financing of income-producing properties, with respect to which the Company would act as the primary or lead lender in acquiring and negotiating the terms and conditions of the loan with the borrower, and would place a portion of the loan with another financial institution while retaining a separate subordinated lien priority (i.e., a second trust deed) or a subordinated interest in the total loan ("mezzanine loans"). Generally, management expects that mezzanine loans would be considered only in those instances in which (1) the total loan request exceeds the Company's house lending limit and (2) the loan request, absent size constraints, otherwise satisfies the Company's objectives for credit quality and yield. The Company expects that the volume of mezzanine loans would constitute less than 10% of total loan volume during 1997 and 1998.

ESTATE FINANCING

         As with its other principal financing businesses, the Company tailors the terms and pricing of its Estate financings on a transaction-by-transaction basis. Accordingly, the Company offers a variety of terms and conditions, including fixed and adjustable-rate pricing, tied to various indices; payments which are interest-only or payments which include the amortization of loan principal; varying adjustment frequencies for adjustable-rate loans; varying interest rate and payment floors and caps; and either on a partial or full amortizing basis; and varying maturity and extension options. As described elsewhere herein, the Company provides advances to borrowers which, on average, have produced a loan-to-value ratio of approximately 50% for financings completed to date. Though the Company will, as a matter of policy, advance up to 80% of the value of the Company's collateral, very few of the Company's financings have involved advances for more than 70% of the value of the Company's collateral. Management determines the value of the proposed collateral by reference to current appraisals and by detailed property inspections by the Company's senior management. The Company will provide financing for individual transactions in an amount up to, but not in excess of, the Company's legal lending limit for loans-to-one borrower.

MULTI-FAMILY AND COMMERCIAL FINANCING

         Management underwrites the proposed collateral which will secure income property financings by reference to the historical, current and projected operation of the property. In evaluating income-producing properties, management requires that borrowers provide, at a minimum, current rent rolls, recent operating statements and pro forma operating statements. As appropriate, the Company's lending personnel adjust reported results to accommodate lease expirations (from non-residential properties), tenant turnover, necessary capital improvements and other relevant factors. Generally, the adjusted property cash flows are expected to produce a debt coverage ratio ("DCR") of not less than 140% for non-residential properties and 120% for apartment buildings, utilizing the fully-adjusted interest rate at funding to measure pro forma debt service (i.e., the Company does not offer "teaser" or discount introductory interest rates). Utilizing current market capitalization rates, the Company's targeted DCR's generally produce loan-to-value ratios between 65% and 75%. As a matter of policy, the Company will not advance more than 80% of the appraisal value of its principal collateral. Where material capital improvements are necessary to cure deferred maintenance on the property, the Company may, and has, held back the necessary funds from the initial funding of the loan, which amounts are payable to the borrower only after the agreed-upon work has been completed. As circumstances warrant, the Company may include minimum thresholds for maintenance of a DCR by the borrower and working capital reserves. The Company will provide financing for individual transactions in an amount up to, but not in excess of, the Bank's legal lending limit for loans-to-one borrower.

CONSTRUCTION FINANCING

         For tract development financings, management underwrites each proposed development by reference to the borrower's quantified plan, including costs to and at completion by line item, and sales and marketing projections, and by utilizing, where appropriate, third party sources to validate the compatibility of the proposed development and product to be built within the immediate marketplace. The Company also reviews the borrower's previous experience with construction projects in general, and with the particular product type being proposed. The Company maintains an internal staff of professionals experienced in residential and non-residential development in Southern California. In addition to underwriting proposed developments, these individuals manage the Company's post-origination disbursement and inspection process, which is uniformly based upon validated voucher submissions from builders. Generally, the Company will advance between 75% and 90% of the cost of the proposed development (land basis plus development costs), with the borrower being required to provide the remaining funds. Depending upon the particular transaction, this range of advance generally translates into loan-to-value ratios of between 65% to 80%. The Company will provide financing for individual transactions in an amount up to, but not in excess of, the Bank's legal lending limit for loans-to-one borrower.

         For individual home construction, management underwrites each proposed transaction in a manner similar to that employed in the underwriting of tract developments. Because the Company has, to date, concentrated its individual home construction activities within its immediate local market in the South Bay area of Los Angeles County, management believes that it generally possesses the market knowledge necessary to evaluate each proposal. Post-origination disbursements and inspections are managed in the same fashion as for all of the Company's tract financing activities. Because these transactions solely involve the construction of individual homes, the Company's loans-to-one borrower limit is not a constraint. As with tract financing, the Company will provide between 75% to 90% of the construction funds, which generally translates into loan-to-value ratios of between 65% to 80%.

PORTFOLIO MANAGEMENT

         Within each of its principal lending groups, the Company employs one or more professionals whose responsibilities include (1) performing periodic reviews of individual loans subsequent to their funding, including assessing the borrower's compliance with applicable loan covenants, the current condition and approximate valuation of the Company's collateral, the borrower's recent performance, and changes (if any) to the ownership of the Company's collateral,
(2) assessing, via generally available data from independent sources, market trends affecting the Company's loan collateral, including transaction volumes and pricing, and (3) pursuing and negotiating loan restructurings, which to date have generally been limited to loans made prior to 1995.

         As described more fully elsewhere herein (see CLASSIFIED ASSETS), the Company has an established asset review process and asset classification system. This process is administered by the Company's Finance group, and utilizes information acquired and accumulated by portfolio managers and others in establishing loan-specific and portfolio reserves and in classifying individual assets and groups of similar assets. The results of classifications, and the appropriateness of valuation allowances, are reported to the Company's Audit Committee. Through December 31, 1996, the Company had completed one or more individual asset reviews covering virtually all of its loans, except for loans secured by single family homes originated prior to 1995, with respect to which individual loan reviews had been performed on approximately 60% of the related principal balance.


REGULATION

GENERAL

         The Company is registered with the OTS as a savings and loan holding company and is subject to regulation and examination as such by the OTS. The Company is a member of the FHLB and its deposits are insured by the FDIC. The Company is subject to examination and regulation by the OTS under the Home Owners' Loan Act ("HOLA") and the FDIC under the Federal Deposit Insurance Act ("FDIA") with respect to most of its business activities, including, among others, lending activities, capital standards, general investment authority, deposit-taking and borrowing authority, mergers and other business combinations, establishment of branch offices, and permitted subsidiary investment and activities. The effect of the statutes, regulations and other pronouncements and policies which govern the operations and activities of the Company and the Bank can be significant, cannot be predicted with a high degree of certainty and can change over time. Moreover, such statutes, regulations and other pronouncements and policies are intended to protect depositors and the insurance funds administered by the FDIC, and not stockholders or holders of indebtedness which is not insured by the FDIC.

         The following sections should be read in conjunction with MANAGEMENT'S DISCUSSION and NOTES L, M, and N of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. The description of the statutes and regulations applicable to the Company and the Bank set forth below and elsewhere herein do not purport to be complete descriptions of such statutes and regulations and their effects on the Company and the Bank. Such descriptions also do not purport to identify every statute and regulation that may apply to the Company or the Bank.

SAVINGS AND LOAN HOLDING COMPANY REGULATION

         General. The Company is registered as a savings and loan holding company under the HOLA and is subject to OTS regulation, examination, supervision and reporting requirements.

        Activities Restrictions. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings institution. However, if the savings institution subsidiary of such a holding company fails to meet a qualified thrift lender ("QTL") test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See SAVINGS INSTITUTION REGULATION Qualified Thrift Lender Test.

        If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, upon prior notice to, and no objection by the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

        Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

         Federal Securities Laws. The Company's common stock is registered with the Securities and Exchange Commission under Section 12(g) of the Securities Exchange Act of 1934, as amended ("Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act.

SAVINGS INSTITUTION REGULATION

         Qualified Thrift Lender Test. Any savings institution that does not meet a QTL test set forth in the HOLA and complementary regulations must either convert to a national bank charter or be subject to restrictions specified in the OTS regulations. Any such savings institution that does not become a bank will be: (i) prohibited from making any new investment or engaging in activities that would not be permissible for national banks; (ii) prohibited from establishing any new branch office in a location that would not be permissible for a national bank in the institution's home state; (iii) ineligible to obtain new advances from any FHLB; and (iv) subject to limitations on the payment of dividends comparable to the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a QTL, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. A savings institution may requalify as a QTL if it thereafter complies with the QTL test.

         Under recent legislation and applicable regulations, any savings institution is a QTL if (i) it qualifies as a domestic building and loan association under Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended ("Code") (which generally requires that at least 60% of the institution's assets constitute housing-related and other qualifying assets), or
(ii) at least 65% of the institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in at least nine out of every 12 months. At December 31, 1996, the Company was in compliance with the QTL test.

         Enforcement and Termination of Deposit Insurance. The OTS' enforcement authority over savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders, to initiate removal and prohibition orders against officers, directors, and certain other persons, and to appoint a conservator or receiver for savings institutions under appropriate circumstances. In general, these enforcement actions may be initiated for violations of laws and regulations, violations of cease and desist orders and "unsafe or unsound" conditions or practices, which are not limited to cases of inadequate capital.

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

         Transactions with Affiliates. Under federal law, all transactions between and among a savings association and its affiliates, which include holding companies, are subject to Sections 23A and 23B of the Federal Reserve Act. Generally, these requirements limit these transactions to a percentage of the savings association's capital and require all of them to be on terms at least as favorable to the association as transactions with non-affiliates. In addition, a savings association may not lend to any affiliate engaged in non-banking activities not permissible for a bank holding company or acquire shares of any affiliate not a subsidiary. The OTS is authorized to impose additional restrictions on transactions with affiliates if necessary to protect the safety and soundness of a savings association. The OTS regulations also set forth various reporting requirements relating to transactions with affiliates.

        Extensions of credit by a savings association to executive officers, directors and principal shareholders are subject to Section 22(h) of the Federal Reserve Act, which, among other things, generally prohibits loans to any such individual where the aggregate amount exceeds an amount equal to 15% of an institution's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral.

         FHLB System. As a member of the FHLB system, the Bank is required to own capital stock in its regional FHLB, the FHLB of San Francisco, in a minimum amount determined at the end of each year based on the greater of (i) 1.00% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations, (ii) 5.00% of its outstanding borrowings from the FHLB of San Francisco, or (iii) 0.3% of its total assets. The Company was in compliance with this requirement, with an investment of $6.8 million in FHLB stock, at December 31, 1996. The FHLB of San Francisco serves as a reserve or central bank for the member institutions within its assigned region, the Eleventh FHLB District. It makes advances to members in accordance with policies and procedures established by the Federal Housing Finance Board and the Board of Directors of the FHLB of San Francisco.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At December 31, 1996, the Company was in compliance with its reserve requirements.

         Deposit Insurance. The FDIC administers two separate deposit insurance funds. The Bank Insurance Fund ("BIF") generally insures the deposits of commercial banks, and the Savings Association Insurance Fund ("SAIF") generally insures the deposits of savings institutions.

        Under FDIC regulations, institutions are assigned to one of three capital groups for insurance premium purposes - "well capitalized," "adequately capitalized" and "undercapitalized" - which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIA, as discussed under Prompt Corrective Action Rules below. These three groups are then divided into subgroups which are based on supervisory evaluations by the institution's primary federal regulator, resulting in nine assessment classifications. Effective January 1, 1997, assessment rates for SAIF-insured institutions range from 0% of insured deposits for well-capitalized institutions with minor supervisory concerns to .27% of insured deposits for undercapitalized institutions with substantial supervisory concerns. In addition, an additional assessment of 6.4 basis points and 1.3 basis points will be added to the regular SAIF-assessment and to the regular BIF-assessment, respectively, until December 31, 1999 in order to cover Financing Corporation debt service payments.

        Both the SAIF and the BIF are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF has achieved the required reserve ratio, and as a result, the FDIC reduced the average deposit insurance premium paid by BIF-insured banks to a level substantially below the average premium previously paid by savings institutions. Banking legislation was enacted September 30, 1996 to eliminate the premium differential between SAIF-insured institutions and BIF-insured institutions. The legislation provided that all insured depository institutions with SAIF-assessable deposits as of March 31, 1995 pay a special one-time assessment to recapitalize the SAIF. Pursuant to this legislation, the FDIC promulgated a rule that established the special assessment necessary to recapitalize the SAIF at 65.7 basis points of SAIF-assessable deposits held by affected institutions as of March 31, 1995. Based upon its level of SAIF deposits as of March 31, 1995, the Company paid a special assessment of $3.8 million. The assessment was accrued in the quarter ended September 30, 1996.

        Another component of the SAIF recapitalization plan provides for the merger of the SAIF and the BIF on January 1, 1999, provided that no insured depository institution is a savings association on that date. If legislation is enacted which requires the Bank to convert to a bank charter, the Company would become a bank holding company subject to the more restrictive activity limits imposed on bank holding companies unless special grandfather provisions are included in such legislation. The Company does not believe that its activities would be materially affected in the event that it was required to become a bank holding company.

         Liquidity. Federal regulations currently require a savings institution to maintain a monthly average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances and specified United States Government, state or federal agency obligations) equal to at least 5.00% of the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar month. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4.00% to 10.00% of such accounts and borrowings depending upon economic conditions and the deposit flows of member institutions. Federal regulations also require each member institution to maintain a monthly average daily balance of short-term liquid assets (generally those having maturities of 12 months or less) equal to at least 1.00% of the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar month. Monetary penalties may be imposed for failure to meet these liquidity ratio requirements. The Company's liquidity and short-term liquidity ratios for the calculation period ended December 31, 1996, were 11.05% and 6.49%, respectively, which exceeded the applicable requirements.

         Community Reinvestment Act. Under the Community Reinvestment Act ("CRA") a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA also requires the OTS to assess an institution's performance in meeting the credit needs of its delineated communities, as part of its examination of the institution, and to take such assessments into consideration in reviewing applications with respect to branches, mergers and other business combinations, and savings and loan holding company acquisitions. An unsatisfactory CRA rating may be the basis for denying such an application and community groups have successfully protested applications on CRA grounds. The OTS assigns CRA ratings of "outstanding", "satisfactory", "needs to improve" or "substantial noncompliance". The Bank was rated "satisfactory" in April 1996.

         Regulatory Capital Requirements. HOLA and the capital regulations of the OTS promulgated thereunder ("Capital Regulations") impose three capital requirements on savings institutions, including a "core capital requirement", a "tangible capital requirement" and a "risk-based capital requirement".

         Under the core capital requirement, a savings institution must maintain "core capital" of not less than 3.0% of adjusted total assets. "Core Capital" generally includes common stockholders' equity, noncumulative perpetual preferred stock, including any related surplus, and minority interests in the equity accounts of fully consolidated subsidiaries. The amount of an institution's core capital is, in general, calculated in accordance with generally accepted accounting principles ("GAAP"), but with certain exceptions. Among other exceptions, adjustments to an institution's GAAP equity accounts that are required pursuant to FASB 115 to reflect changes in market value of certain securities held by the institution that are categorized as "available-for-sale" are not to be included in the calculation of core capital for regulatory capital purposes. Intangible assets (not including purchased mortgage servicing rights, certain mortgage servicing rights with respect to originated loans and purchased credit card relationships) must be deducted from core capital. With certain exceptions, equity investments, including equity investments in real estate, and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio, must also be deducted from capital. Core capital may include purchased mortgage servicing rights, certain mortgage servicing rights with respect to originated loans and purchased credit card relationships, subject to certain limitations.

         Under the tangible capital requirements a savings institution must maintain "tangible capital" in an amount not less than 1.5% of adjusted total assets. "Tangible capital" means core capital less any intangible assets (including supervisory goodwill), plus purchased mortgage servicing rights, and certain mortgage servicing rights with respect to originated loans, subject to certain limitations.

         Under the risk-based capital requirement, a savings institution must maintain "total capital" equal to 8.0% of risk-weighted assets. "Total capital" consists of core capital and supplementary capital. Supplementary capital includes, among other things, certain types of preferred stock and subordinated debt and, subject to certain limitations, loans and lease general reserves up to 1.25% of risk-weighted assets. At December 31, 1996, $6.8 million of the Bank's general reserves was included in supplementary capital. A savings institution's supplementary capital may be used to satisfy the risk-based capital requirements only to the extent of that institution's core capital. Risk-weighted assets are the assets of the institution (including certain off-balance sheet items, including letters of credit, and loans or other assets sold with subordination or recourse arrangements) adjusted to reflect the degree of credit risk deemed to be associated with such assets, ranging from 0% for low-risk assets such as
U. S. Treasury securities and GNMA securities to 100% for various types of loans and other assets deemed to be higher risk. Single family mortgage loans having loan-to-value ratios not exceeding 80% and meeting certain additional criteria, as well as certain multi-family residential property loans, qualify for a 50% risk-weighted treatment.

         The risk-based capital rules of the OTS, FDIC and other federal banking agencies provide that an institution must hold capital in excess of regulatory minimums to the extent that examiners find either (1) significant exposure to concentration of credit risk such as risks from higher interest rates, prepayments, significant off-balance sheet items (especially standby letters of credit) or risks arising from nontraditional activities or (2) that the institution is not adequately managing these risks. For this purpose, however, the agencies have stated that, in view of the statutory requirements relating to permitted lending and investment activities of savings institutions, the general concentration by such institutions in real estate lending activities would not, by itself, be deemed to constitute an exposure to concentration of credit risk that would require greater capital levels.

        The following table summarizes the regulatory capital requirements under HOLA for the Bank at December 31, 1996. As indicated in the table, the Bank's capital levels exceed all three of the currently applicable minimum HOLA capital requirements (dollars are in thousands).

                                             TANGIBLE CAPITAL (2)         CORE CAPITAL (2)          RISK-BASED CAPITAL
                                            ----------------------      ----------------------    -----------------------
                                             BALANCE        %            Balance        %         BALANCE           %
                                            ---------    ---------      ---------    ---------    ---------     ---------

Stockholders' equity                        $  53,490                   $  53,490                 $  53,490
Adjustments
    General valuation
        allowances                                                                                    6,757
    Unrealized losses                             113                        113                        113
    Disallowed deferred tax asset                (800)                      (800)                      (800)
                                            ---------    ---------      ---------    ---------    ---------     ---------
Regulatory capital                             52,803         6.27%        52,803         6.27%      59,560         11.11%
Required minimum                               12,634         1.50         25,267        3.00        42,879          8.00
                                            ---------    ---------      ---------    ---------    ---------     ---------
Excess capital                              $  40,169         4.77%     $  27,536        3.27%    $  16,681          3.11%
                                            =========    =========      =========    =========    =========     =========
Adjusted assets(1)                          $ 842,122                   $ 842,122                 $ 535,986
                                            =========                   =========                 =========

------------------

         (1) The term "adjusted assets" refers to the term "adjusted total assets" as defined in 12 C.F.R. Section 567.1 (a) for purposes of tangible and core capital requirements, and for purposes of the risk-based capital requirements, refers to the term "risk-weighted assets" as defined in 12 C.F.R. Section 567.5(d).

         (2) The tangible and core capital ratios were 5.8% at December 31, 1995.

         In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk is subject to a deduction of its interest rate risk component from total capital for purposes of calculating its risk-based capital. As a result, such an institution is required to maintain additional capital in order to comply with the risk-based capital requirement. The final rule was originally to be effective as of January 1, 1994; however, its effectiveness has been delayed several times. In August 1995, the OTS issued Thrift Bulletin No. 67, which allows eligible institutions to request adjustment to their interest rate risk component as calculated by the OTS, or to request to use their own models to calculate their interest rate component. The OTS also indicated that it will continue to delay the effectiveness of its interest rate risk rule requiring institutions with above normal interest rate risk exposure to adjust their regulatory capital requirement until new procedures are implemented and evaluated.

         Prompt Corrective Action Rules. Under federal law, each federal banking agency has implemented a system of prompt corrective action for institutions which it regulates. Under OTS regulations ("PCA Rules"), an institution shall be deemed to be (i) "well-capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal law authorizes the OTS to reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the OTS may not reclassify a significantly undercapitalized institution as critically undercapitalized).

         As of December 31, 1996 and 1995, the most recent notification from the OTS categorized the Company as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. The Bank's actual capital amounts and ratios and the capital amounts and ratios required in order for an institution to be well capitalized and adequately capitalized are presented in the table below.

                                                                     TO BE CATEGORIZED AS        TO BE CATEGORIZED AS
                                                                    ADEQUATELY CAPITALIZED         WELL CAPITALIZED
                                                                   UNDER PROMPT CORRECTIVE     UNDER PROMPT CORRECTIVE
                                              ACTUAL                  ACTION PROVISIONS           ACTION PROVISIONS
                                      ----------------------       -----------------------     ----------------------
                                      AMOUNT          Ratios       Amount           Ratios     Amount          Ratios
                                      ------          ------       ------           ------     ------          ------
AS OF DECEMBER 31, 1996
    Total Capital
    (to Risk Weighted Assets)        $59,560           11.11%     $42,879           8.00%     $53,599           10.00%
     Tier 1 Capital
    (to Risk Weighted Assets)         52,803            9.85%      21,439           4.00%      32,159            6.00%
     Tier 1 Capital
    (to Average Assets)               52,803            6.55%      32,269           4.00%      40,336            5.00%

AS OF DECEMBER 31, 1995
    Total Capital
    (to Risk Weighted Assets)        $49,448           10.27%     $38,508           8.00%     $48,135           10.00%
     Tier 1 Capital
    (to Risk Weighted Assets)         43,360            9.01%      19,254           4.00%      28,881            6.00%
     Tier 1 Capital
    (to Average Assets)               43,360            5.96%      29,079           4.00%      36,349            5.00%


         Under the PCA Rules, an institution that is deemed to be undercapitalized must submit a capital restoration plan and is subject to mandatory restrictions on capital distributions (including cash dividends) and management fees, increased supervisory monitoring by the OTS, growth restrictions, restrictions on certain expansion proposals and capital restoration plan submission requirements. If an institution is deemed to be significantly undercapitalized, all of the foregoing mandatory restrictions apply, as well as a restriction on compensation paid to senior executive officers. Furthermore, the OTS must take one or more of the following actions:
(i) require the institution to sell shares (including voting shares) or obligations; (ii) require the institution to be acquired or merge (if one or more grounds for the appointment of a conservator or receiver exists); (iii) implement various restrictions on transactions with affiliates; (iv) restrict interest rates on deposits; (v) impose further asset growth restrictions or asset reductions; (vi) require the institution or subsidiary to alter, reduce, or terminate activities considered risky; (vii) order a new election of directors; (viii) dismiss directors and/or officers who have held office more than 180 days before the institution became undercapitalized; (ix) require the hiring of qualified executives; (x) prohibit correspondent bank deposits; (xi) require the institution to divest or liquidate a subsidiary in danger of insolvency or a controlling company to divest any affiliate that poses a significant risk, or is likely to cause a significant dissipation of assets or earnings; (xii) require a controlling company to divest the institution if it improves the institution's financial prospects; or (xiii) require any other action the OTS determines fulfills the purposes of the PCA Rules.

         The OTS may also impose on significantly undercapitalized institutions one or more of the mandatory restrictions applicable to critically undercapitalized institutions. The restrictions require prior regulatory approval for any material transaction, to extend credit on a highly leveraged transaction, to adopt charter or bylaws amendments, to make material accounting changes, to engage in covered transactions with affiliates, to pay excessive compensation, or to pay higher interest on new or renewing liabilities. A critically undercapitalized institution may not, beginning 60 days after becoming critically undercapitalized, make any principal or interest payments on subordinated debt not outstanding on July 15, 1991. The OTS is required, not later than 90 days after a savings institution becomes critically undercapitalized to either (i) appoint a conservator or receiver or (ii) take such other actions it determines would better achieve the purpose of the PCA Rules. In any event, the OTS is required to appoint a receiver within 270 days after the institution becomes critically undercapitalized unless (i) with the concurrence of the FDIC, the OTS determines the institution has a positive net worth, has been in substantial compliance with an approved capital restoration plan, is profitable or has an upward trend in earnings which the OTS finds is substantial, and is reducing the ratio of nonperforming loans to total loans and
(ii) the Director of the OTS and the Chairman of the FDIC both certify that the institution is viable and not expected to fail.

         Dividends and Other Capital Distributions. OTS regulations impose limitations on "capital distributions" by savings institutions. Distributions are defined to include, among other things, cash dividends and payments for the repurchase or retirement of shares. The OTS retains the authority to prohibit any capital distribution otherwise authorized under the regulation if the OTS determines that the capital distribution would constitute an unsafe or unsound practice. The regulation also states that the capital distribution limitations apply to direct and indirect distributions to affiliates, including those occurring in connection with corporation reorganizations.

         A savings institution that meets its capital requirements may make capital distributions without prior OTS approval during a calendar year of up to the greater of (i) 100% of its net income during the calendar year, plus the amount that would reduce by not more than one-half its "surplus capital ratio" at the beginning of the calendar year (the amount by which the institution's actual capital exceeded its fully phased-in capital requirements at that date) or (ii) 75% of its net income over the most recent four-quarter period. An institution that does not meet its minimum regulatory capital requirements immediately prior to or on a pro forma basis after giving effect to a proposed capital distribution is not authorized to make any capital distributions unless it received prior written approval from the OTS or the distributions are in accordance with the express terms of an approved capital plan.

         Savings institutions generally are required to provide 30 days' advance notice of any proposed dividend. Any dividend declared within the notice period, or without giving the prescribed notice, is invalid.

         On December 5, 1994, the OTS published a notice of proposed rulemaking to amend its capital distribution regulation. Under the proposal, savings institutions would be permitted to only make capital distributions that would not result in their capital being reduced below the level required to remain "adequately capitalized" as defined in the PCA Rules. The Bank would continue to be required to provide notice to the OTS of its intent to make a capital distribution.

         Loans to One Borrower Limitation. With certain limited exceptions, the maximum amount that a savings institution may lend to one borrower (including certain entities related to such borrower) is an amount equal to 15% of the institution's unimpaired capital and unimpaired surplus, plus an additional 10% for loans fully secured by readily marketable collateral. Real estate is not included within the definition of readily marketable collateral for this purpose. Pursuant to the current regulation, the maximum amount which the Bank could have loaned to any one borrower (and related entities) under the general OTS loans to one borrower limit was $9.6 million as of December 31, 1996.

         Other Lending Standards. The OTS and the other federal banking agencies have jointly adopted uniform rules on real estate lending and related Interagency Guidelines for Real Estate Lending Policies. The uniform rules require that institutions adopt and maintain comprehensive written policies for real estate lending. The policies must reflect consideration of the Interagency Guidelines and must address relevant lending procedures, such as loan-to-value limitations, loan administration procedures, portfolio diversification standards and documentation, approval and reporting requirements. Although the final rule did not impose specific maximum loan-to-value ratios, the related Interagency Guidelines state that such ratio limits established by individual institutions' board of directors should not exceed levels set forth in the Guidelines, which range from a maximum of 65% for loans secured by raw land to 85% for improved property. No limit is set for single family residence loans, but the Guidelines state that such loans exceeding a 95% loan-to-value ratio should have private mortgage insurance or some other form of credit enhancement. The Guidelines further permit a limited amount of loans that do not conform to these criteria.


TAXATION

FEDERAL

        The Company and the Bank currently file, and expect to continue to file, a consolidated federal income tax return based on a fiscal year ended September
30. Consolidated returns have the effect of eliminating inter-company transactions, including dividends, from the computation of taxable income.

        For taxable years beginning prior to January 1, 1996, a savings institution such as the Company that met certain definitional tests relating to the composition of its assets and the sources of its income (a "qualifying savings institution") was permitted to establish reserves for bad debts and to claim annual tax deductions for additions to such reserves. A qualifying savings institution was permitted to make annual additions to such reserves based on the institution's loss experience under the "experience method". Alternatively, a qualifying savings institution could elect, on an annual basis, to use the "percentage of taxable income" method to compute its addition to its bad debt reserve on qualifying real property loans (generally, loans secured by an interest in improved real estate). The percentage of taxable income method permitted the institution to deduct a specified percentage (8%) of its taxable income before such deduction, regardless of the institution's actual bad debt experience, subject to certain limitations. In fiscal 1996, 1995 and 1994, the Company utilized the experience method because that method produced a greater deduction than the percentage method.

         On August 20, 1996, President Clinton signed the Small Business Job Protection Act (the "Act") into law. One provision of the Act repealed the reserve method of accounting for bad debts for savings institutions effective for taxable years beginning after 1995 and provided for recapture of a portion of the reserves existing at the close of the last taxable year beginning before January 1, 1996. For its tax years beginning on or after January 1, 1996, a savings institution will be required to account for its bad debts under the specific charge-off method. Under this method, deductions may be claimed only as and to the extent that loans become wholly or partially worthless. A savings institution will be required to recapture its "applicable excess reserves," which are its federal tax bad debt reserves in excess of the base year reserve amount, which are generally the balance of reserves as of December 31, 1987. The Company does not have applicable excess reserves and thus will not be subject to the recapture provisions. The base year reserves will continue to be subject to recapture if: (1) the Company fails to qualify as a "bank" for federal income tax purposes, (2) certain distributions are made with respect to the stock of the Company, (3) the bad debt reserves are used for any purpose other than to absorb bad debt losses or (4) there is a change in federal tax law. The enactment of this legislation is expected to have no material impact on the Company's operations or financial position.

        In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," a deferred tax liability has not been recognized for the tax bad debt base year reserves of the Company. At December 31, 1996, the amount of those reserves was approximately $25.5 million. This reserve could be recognized in the future under the conditions described in the preceding paragraph.

         Corporations, including qualifying savings institutions, are subject to an alternative minimum tax in addition to the regular corporate income tax. This 20% tax is computed based on the Company's taxable income (with certain adjustments), as increased by its tax preference items and applies only if this tax is larger than its regular tax. The adjustments include an addition to taxable income of an amount equal to 75% of the excess of the Company's "adjusted current earnings" over its regular taxable income. The tax preference items common to savings institutions include the excess, if any, of its annual tax bad debt deduction over the deduction that would have been available under the experience method. The Company did not incur a minimum tax liability in 1996 (as computed for federal income tax purposes).

         For additional information regarding taxation, see NOTE I of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

STATE

         The California franchise tax applicable to the Company is a variable-rate tax. This rate is computed under a formula that results in a rate higher than the rate applicable to nonfinancial corporations because it includes an amount "in lieu" of local personal property and business license taxes paid by such corporations (but not paid by banks or financial institutions such as the Company). For the taxable years 1995 and 1996, the maximum rate was set at approximately 11%. Under California regulations, financial corporations are permitted to claim bad debt deductions using a reserve method, with the reserve level being determined by past experience or current facts and circumstances.

ITEM 2.        PROPERTIES.

         As of December 31, 1996, the Company had seven leased facilities and owned the land and improvements of two branch offices. The leased facilities included its corporate headquarters, four branch offices (with respect to which the Company leased only the land), a loan production office and a warehouse. All of the properties owned or leased by the Company are in Southern California.

         The principal terms and the net book values of leasehold improvements relating to premises leased by the Company are detailed below. None of the leases contain any unusual terms and all are "net" or "triple net" leases.

                             Expiration    Renewals      Monthly     Square    Net Book Value
Facility                      of Term      Options       Rental       Feet     of Leaseholds
--------                      -------      -------       ------       ----     -------------

El Segundo Corporate          11/30/00     One 5-yr      $40,092     42,202     $1,050,855

Torrance Branch               12/31/01     One 5-yr       16,529      7,343        227,646

Westlake Branch               03/31/00     None           11,828      7,600         28,696

Manhattan Beach Branch        10/31/10     Four 5-yr       4,590      4,590         55,808

Tarzana Branch                01/31/00     Five 5-yr       3,283      3,352        121,226

Warehouse                     09/30/99     One 2-yr        2,916      6,480

Irvine Production Office      04/30/97     One 6 month     1,500

                                                         -------                ----------
                                                         $80,738                $1,484,231
                                                         =======                ==========

         At December 31, 1996, the net book values of the Company's office real property and improvements owned, leasehold interests, and furniture, fixtures and equipment were $0.8 million, $1.5 million and $2.4 million, respectively. See NOTE F of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. The Company believes that all of the above facilities are in good condition and are adequate for the Company's present operations.


         The Company remains obligated on the lease of a discontinued branch until July 31, 2001. A lease obligation reserve of $0.5 million was established with respect to this lease in September 1994.

         In February 1996, the Company sold its Oceanside facility (land and building) for $2.9 million. In December 1995, a valuation allowance of $0.8 million was established to reduce the Company's carrying value for this facility to its fair market value.

         In June 1996, the Company sold its Vista and Rancho Bernardo facilities (land and building), with a carrying value of $1.5 million, for $1.8 million.

         The Company's lease on its Irvine loan production office expires on April 30, 1997. The Company intends to exercise its option to extend the lease for six months.

ITEM 3.        LEGAL PROCEEDINGS.

         On September 6, 1996, the Company and the Bank were named as defendants in a class action lawsuit entitled Stanley D. Mosler and Eileen C. Mosler vs. Hawthorne Savings and Loan Association, Hawthorne Financial Corporation, et. al., filed in the Superior Court of the State of California as Case No. BC154729 (the "Action"). The plaintiffs had previously filed an individual action alleging the same matters contained in the class action complaint. The individual action is scheduled for trial in July 1997. Plaintiffs contend they were entitled to a notice of availability of foreclosure counseling, which they allege they did not receive, before the Bank foreclosed. Plaintiffs contend that the alleged failure to provide counseling notices and the underbidding by the Bank of the loan amount at foreclosure resulted in damages to the purported class in an amount in excess of $40 million. The Company has been named and alleged to have liability based upon its relationship as trustee on the Deed of Trust securing the Bank's loans. The Company and the Bank filed responsive pleadings to the Action alleging that the complaint is defective on its face and that the plaintiffs are not proper representatives of the purported class. The court granted the Company and Bank's motion and dismissed the plaintiffs' case. The plaintiffs have appealed.

         The Bank has been named as a defendant in an action entitled Takaki vs. Hawthorne Savings and Loan Association, filed in the Superior Court of the State of California, Los Angeles, as Case No. YC021815. The plaintiffs were owners of real property which they sold in 1991 to a third party. The Bank provided escrow services in connection with the transaction. A substantial portion of the consideration paid to the plaintiffs took the form of a deed of trust secured by another property then owned by an affiliate of the purchaser. The value of the collateral securing this deed of trust ultimately proved to be inadequate. The plaintiffs allege that the Bank knew, or should have known, that the security for the plaintiffs' loan was inadequate and should have so advised them. The Bank disputes the plaintiffs' allegations and believes that the law in California is unambiguous that there is no duty which attaches to escrow providers to advise the parties to an escrow. Trial is scheduled for April 1997. The plaintiffs have claimed damages in excess of $5 million.

         The Company is involved in a variety of other litigation matters which, for the most part, arise out of matters and events which were alleged to have occurred prior to 1994. Many of these lawsuits either allege construction defects or allege improper servicing of the loan. In the opinion of management, none of these cases will have a material adverse effect on the Bank's or the Company's financial condition or operations.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of stockholders during the last quarter of 1996.


ITEM 4A.       EXECUTIVE OFFICERS.

The executive officers of the Company are as follows:


    NAME                 AGE        POSITION WITH THE COMPANY AND PRIOR BUSINESS EXPERIENCE

Scott A. Braly            43        President and Chief Executive Officer of Hawthorne Financial and
                                    Hawthorne Savings since July 1993.  Director of Citadel Holding Corporation and Fidelity Federal Bank from April 1992 to July 1993.  President and Chief
                                    Executive Officer of Valley Federal Savings and Loan Association from April
                                    1990 to April 1992.  Chief Financial Officer of Valley Federal Savings and
                                    Loan Association from June 1989 to November 1990.  Chief Financial Officer of Bel-Air Savings from May 1985 to May 1989.

Norman A. Morales          36       Executive Vice President and Chief Financial Officer of Hawthorne Financial
                                    and Hawthorne Savings since February 1995.  Executive Vice President and
                                    Chief Financial Officer of SC Bancorp and Southern California Bank from July
                                    1987 to January 1995.

James D. Sage              58       Senior Vice President, Corporate Secretary and General Counsel of Hawthorne
                                    Financial and Hawthorne Savings since August 1993. Special Litigation
                                    Consultant to Great Western Bank from September 1990 to November 1993.
                                    General Counsel of Great Western Bank from September 1982 to September 1990.


         The above officers serve at the discretion of the Board of Directors.

                                   P A R T   II.


ITEM 5.        MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
               MATTERS.

         (A)  MARKET PRICES OF STOCK

         The common stock, par value $0.01 per share, of the Company is traded on the Nasdaq National Market. The following table sets forth the high and low sales prices as reported by the Nasdaq for the common stock of the Company for the periods indicated.

       YEAR ENDED
    DECEMBER 31, 1996               HIGH                       LOW
-------------------------         --------                   --------
First quarter                     $  5 5/8                $     4 3/8
Second quarter                       9                          4 7/8
Third quarter                        9 1/4                      6 3/4
Fourth quarter                       8 1/8                      6 5/8


        YEAR ENDED
    DECEMBER 31, 1995                HIGH                        LOW
-------------------------          --------                   --------

First quarter                    $    5 1/2                  $   4
Second quarter                        5 1/4                      2 1/4
Third quarter                         3 3/4                      2 1/4
Fourth quarter                        5 3/4                      3 3/4


         (B)  STOCKHOLDERS

     At the close of business on February 28, 1997, the Company had 2,623,275 shares of common stock outstanding and 519 holders of record of the common stock of the Company.

         (C)  PER SHARE CASH DIVIDENDS DATA

     The Company has suspended indefinitely the payment of dividends on its common stock, effective the third quarter 1993.

ITEM 6.        SELECTED FINANCIAL DATA.

         The selected consolidated financial data presented below at and for each of the years in the five-year period ended December 31, 1996 are derived from the consolidated financial statements of the Company which have been audited by Deloitte & Touche LLP, independent certified public accountants.

                                                        AT OR FOR THE YEAR ENDED DECEMBER 31,
                                       -----------------------------------------------------------------
                                         1996          1995           1994          1993          1992
                                       ---------     ---------     ---------     ---------     ---------
BALANCE SHEET DATA
Total assets                           $ 847,195     $ 753,583     $ 743,793     $ 881,641     $ 991,308
Cash and investments                     132,349        76,808        61,979       108,899       140,216
Mortgage-backed securities                                            57,395        28,891         5,397
Loans receivable, net                    672,401       617,328       537,020       623,450       765,420
Real estate owned, net                    20,140        37,905        62,613        72,234        29,922
Deposits                                 717,809       698,008       649,382       829,809       909,657
Senior notes                              12,307        12,006           --             --            --
Other borrowings                          50,000           --         47,141            --            --
Stockholders' equity                      43,922        38,966        40,827        43,949        72,616
STATEMENT OF OPERATIONS DATA
Net interest income                       25,394        16,508        19,128        22,106        32,819
Provision for estimated loan losses       (7,489)      (14,895)       (5,298)      (21,867)      (51,242)
Noninterest revenues                       1,927         1,311         1,973         3,295         3,631
Noninterest expenses                     (21,046)      (20,339)      (23,912)      (21,162)      (18,578)
Real estate operations, net                 (956)         (436)        2,433       (26,684)      (12,828)
Net gain (loss) from disposition
  of deposits and premises                 6,413          (117)        2,835        (4,066)           --
Net earnings (loss)                        7,507       (14,217)       (2,963)      (29,610)      (22,144)
Net earnings (loss) per share (1)           1.11         (5.52)        (1.14)       (11.39)        (8.52)
YIELDS AND COSTS (FOR THE PERIOD)
Interest-earning assets                     8.43%         7.62%         6.63%         6.44%         7.97%
Interest-bearing liabilities                5.29%         5.01%         3.91%         4.12%         4.99%
Interest rate spread                        3.14%         2.61%         2.72%         2.32%         2.98%
Net interest margin (2)                     3.28%         2.47%         2.56%         2.42%         3.31%
CAPITAL RATIOS (END OF PERIOD)
Tangible                                    6.27%         5.80%         5.15%         4.61%         6.55%
Core                                        6.27%         5.80%         5.15%         4.61%         6.55%
Risk-based                                 11.11%        10.27%         9.36%         8.18%        10.10%
ASSET QUALITY DATA(3)
Gross nonperforming assets                 36,783        49,203        80,716       151,183       118,200
Nonperforming assets to total assets        4.34%         6.53%        10.85%        17.15%        11.92%
OTHER RATIOS
Return on average assets                    0.93%        (1.96)%       (0.36)%       (3.09)%       (2.15)%
Return on average common equity            17.75%       (47.57)%       (6.99)%      (50.80)%      (24.24)%
Average stockholders' equity
  to average assets                         5.24%         4.11%         5.12%         6.08%         8.87%
Dividend payout ratio(4)                    N/A           N/A           N/A           N/A           N/A

-----------------------

         (1) Calculated using the modified Treasury method for the full year ended December 31, 1996. All other periods calculated using actual shares outstanding.

         (2) Net interest income divided by average interest-earning assets.

         (3) Nonperforming assets consists of loans delinquent 90 days or more and properties acquired through foreclosure, net of applicable writedowns and reserves.

         (4) Cash dividends of $0.7 million and $2.6 million were paid in 1993 and 1992, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OPERATING RESULTS

OVERVIEW

         For 1996, the Company reported net earnings of $7.5 million, or $1.11 per share, as compared with a net loss of $14.2 million, or $5.52 per share for 1995. The per share amount for 1996 is based on 5.1 million shares outstanding, as calculated using the modified Treasury method, while the per share amount for 1995 is based on 2.6 million actual shares outstanding.

         The Company's performance for 1996 marks its first full year of operations following the successful completion of the sale of $27 million in "investment units" by the Company in a private placement in December 1995. During the course of the year, several key strategic initiatives were implemented in order to enhance the Company's ability to generate asset and earnings growth during 1997 and beyond. During 1996, (1) loan originations in excess of $330 million were generated at an average interest rate approaching 10%, (2) the Company's three-branch deposit network in San Diego was sold at a sizable premium, (3) completed sales of foreclosed properties continued to substantially reduce the Company's property portfolio, (4) nearly $130 million of loans were sold at a slight premium, including nearly $43 million of recent originations secured by commercial properties and apartment buildings, and (5) substantive restructurings of most of the Company's remaining, large assets originated during the 1980s were completed. These achievements led directly to improved core and net earnings, and improved asset quality.

         The Bank maintained core and risk-based regulatory capital ratios of 6.3% and 11.1%, respectively, at December 31, 1996, which exceed the regulatory minimums which define a "well capitalized" institution. These capital ratios represent an increase from the levels reported at year end 1995 following the recapitalization of the Company and the Bank, which were 5.8% and 10.3%, for core and risk-based ratios, respectively.

         During 1996, the Company's core operating results continued to show significant improvement when compared to recent periods. In 1996, the Company's net interest income was $25.4 million, compared to $16.5 million in 1995 and $19.1 million in 1994. For 1996, earnings from core operations (net interest income and noninterest revenues less operating costs, before loan loss provisions, real estate operations and non-recurring items) totaled $6.3 million, as compared to a loss of $2.5 million for 1995 and a loss of $2.8 million for 1994. The improved core results lowered the Company's efficiency ratio to 77% during 1996, from 114% during 1995 and 113% in 1994.

         In 1996, noninterest revenues totaled $1.9 million, as compared to $1.3 million for 1995 and $2.0 million for 1994. These amounts are exclusive of gains on sales of assets or other non-recurring revenues.

         For 1996, total operating costs were $21.0 million, as compared with total operating costs of $20.3 million in 1995 and $23.9 million in 1994. During the last half of 1996, the Company significantly enhanced its resources dedicated to new loan origination, credit evaluation and management, and loan portfolio management, in order to meet the growing demand for the Company's distinctive mortgage products. These enhancements will be more fully reflected in the Company's operating costs during 1997. Operating costs for 1996 do not include expense associated with real estate operations and the $3.8 million charge for the FDIC SAIF special assessment which was incurred in the third quarter of 1996 and is reported under other revenues and costs.

         For 1996, the Company recorded loan loss provisions of $7.5 million, as compared to $14.9 million during 1995 and $5.3 million for 1994. Though a majority of the 1996 loan provisions, and virtually all of the 1995 loan provisions, related to loans originated prior to 1995, a growing level of provisions were recorded during 1995 and 1996 to establish initial general valuation allowances for the Company's post-1994 loans. Through December 31, 1996, none of the loans originated by the Company since 1994 had resulted in the foreclosure of the Company's collateral.

         The Company continues to be burdened with relatively poor asset quality, almost exclusively related to loans made prior to 1994. Since 1993, the Company has resolved the vast majority of its asset quality problems, through foreclosure and liquidation of its collateral and through substantive loan restructurings (which generally involved a comprehensive restructuring of the Company's loans with selected borrowers). A substantial majority of the total credit loss provisions recorded during 1996 reflect the financial cost resulting from the restructuring of a small number of large loans and multiple loans with individual borrowers originated prior to 1993, and the revaluation of the Company's significant remaining foreclosed housing development.

         The Company believes that the consistent and sustained pattern of reduced credit loss provisions (loan loss provisions and post-foreclosure valuation adjustments on real estate owned), which have declined from $55 million in 1992, to $35 million for 1993 and 1994, to $20 million in 1995 and to $11 million during 1996, accurately reflects the diminishing adverse influence of the Company's pre-1995 loan portfolio on the Company's operating results. At December 31, 1996, loans originated prior to 1995 had declined to approximately 50% of the Company's total loan portfolio, and this portfolio had declined in dollar terms by approximately 40% from its level at the end of 1994.

         During 1996, the Company's real estate operations, which involve the renovation, operation and disposal of foreclosed properties, produced a net cost of $1.0 million, compared to a net cost of $0.4 million for 1995 and a net recovery of $2.4 million for 1994. For 1996, provisions for estimated losses on real estate owned totaled $3.5 million, compared to $5.1 million in 1995, and are included in the net cost of real estate operations. No such provisions were made in 1994.

         Other revenues and costs are comprised of non-recurring activities to the Company's operations. For the year, the Company incurred a $3.8 million after-tax charge from the special FDIC SAIF assessment, and realized a net gain of $6.4 million from the sale of its San Diego retail branch franchise.

         During 1996, the Company sold $129.5 million of performing loans in five separate transactions. These sales involved $82.4 million, $33.0 million and $14.1 million of loans secured by single family homes, apartment buildings and commercial properties, respectively. Approximately $43.0 million of the loans sold were originated during 1995 and 1996 and were secured by income-producing properties. In the aggregate, these transactions resulted in net gains of $0.4 million. During 1995, the Company sold $19.2 million of loans in a single transaction, which resulted in a negligible net gain. No loans were sold during 1994.

         For 1996, the Company recorded an income tax benefit of $6.4 million, $4.2 million of which was attributable to the creation of a deferred tax asset and $2.1 million of which was attributable to the receipt of a Federal income tax refund resulting from amendments to certain of the Company's prior years' tax returns.

         At December 31, 1996, gross nonperforming assets totaled $36.8 million, or 4.3% of total assets. These nonperforming assets were comprised of loans delinquent 90 days or more ($16.7 million), and net real estate owned ($20.1 million). By comparison, nonperforming assets totaled $49.2 million (6.5% of total assets) at December 31, 1995, and $80.7 million (10.9% of total assets) at the end of 1994.

         During 1996, the collateral securing $21.5 million of loan principal was foreclosed upon. The collateral securing $38.3 million and $85.7 million of loan principal was foreclosed upon during 1995 and 1994, respectively. Consistent with this decline in new property acquisition, the volume of property sales, measured by net sales proceeds, also declined from 1994 to 1996. For the years ended December 31, 1996, 1995, and 1994, net proceeds from property sales (including internal financings) were $44.8 million, $57.1 million and $89.0 million, respectively.

         The Company expects that virtually all of its current portfolio of foreclosed properties will be liquidated in the ordinary course of business over the next 12 months. The completion of the Company's single-largest foreclosed development project, in addition to two other smaller completed projects now in final liquidation, marks the last of over 40 failed projects with origins from the late 1980s and early 1990s. These failed development projects have accounted for the largest component of the Company's credit losses over the past four years.

         As previously reported, the Company issued an aggregate of $27.0 million of high-cost Senior Notes and Cumulative Perpetual Preferred Stock, and issued Warrants to purchase the Company's Common Stock, in connection with the recapitalization of the Bank in December 1995. For 1996, interest expense on the $13.5 million (par amount) of Senior Notes was $1.9 million, and accrued but unpaid dividends on the $13.5 million (par amount) of Cumulative Perpetual Preferred Stock were $2.4 million.

INTEREST MARGIN

         The Company's interest rate spread is the difference between the yield earned on loans and investment securities and the cost of deposits and borrowings, before adjustment for the difference between interest-earning assets and liabilities. The Company's net interest margin is its net interest income divided by its average interest-earning assets. These percentage measures are affected by several factors, including (1) the level of, and the relationship between, the dollar amount of interest-earning assets and interest-bearing liabilities, (2) the relationship between repricing or maturity of the Company's adjustable-rate and fixed-rate loans and short-term investment securities and its deposits and borrowings, and (3) the magnitude of the Company's nonperforming assets.

         The table below sets forth the Company's average balance sheet, and the related effective yields and costs on average interest-earning assets and interest-bearing liabilities, for each of the three years ended December 31, 1996 (dollars are in thousands). In the table, interest revenues are net of interest associated with nonaccrual loans.

                                                           1996                                1995
                                             --------------------------------    -----------------------------------
                                              AVERAGE    Revenues/    Yield/      Average    Revenues/       Yield/
                                              BALANCE      Costs       Cost     Balance(1)     Costs          Cost
                                             --------    --------    --------   ----------   ---------      --------
ASSETS
Interest-earning assets
    Loans                                    $671,365    $ 59,722        8.90%   $578,766    $ 45,386           7.84%
    Cash and cash equivalents                  65,094       3,425        5.26%     21,128       1,446           6.84%
    Investment securities                      32,014       1,814        5.67%     11,727         626           5.34%
    Investment in capital
        stock of Federal Home Loan Bank         6,577         393        5.98%      6,473         327           5.05%
    Mortgage-backed securities                   --          --            --      50,777       3,209           6.32%
                                             --------    --------                --------    --------
        Total interest-earning assets         775,050      65,354        8.43%    668,871      50,994           7.62%
Noninterest-earning assets                     31,675    --------       -----      56,118    --------        -------
                                             --------                            --------
Total assets                                 $806,725                            $724,989
                                             ========                            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
    Deposits                                 $701,836      35,568        5.07%   $675,329      33,593           4.97%
    Borrowings                                 41,138       2,471        6.01%     12,153         801           6.59%
    Senior notes                               12,150       1,921       15.81%        625          92          14.72%
                                             --------    --------                --------    --------
        Total interest-bearing liabilities    755,124      39,960        5.29%    688,107      34,486           5.01%
                                             --------    --------    --------    --------    --------       --------
Other liabilities                               9,310                               6,997

Stockholders' equity                           42,291                              29,885
                                             --------                            --------
Total liabilities & stockholders' equity     $806,725                            $724,989
                                             ========                            ========
Net interest income                                      $ 25,394                            $ 16,508
                                                         ========                            ========
Interest rate spread                                                     3.14%                                  2.61%
                                                                     ========                               ========
Net interest margin                                                      3.28%                                  2.47%
                                                                     ========                               ========

                                                          1994
                                            ----------------------------------
                                            Average    Revenues/        Yield/
                                           balance(1)    Costs           Cost
                                           ----------  ---------        ------
ASSETS
Interest-earning assets
    Loans                                   $604,410   $ 42,085           6.96%
    Cash and cash equivalents                 39,370      1,695           4.31%
    Investment securities                     51,089      2,485           4.86%
    Investment in capital
        stock of Federal Home Loan Bank        6,983        343           4.91%
    Mortgage-backed securities                45,810      2,963           6.47%
                                            --------   --------
        Total interest-earning assets        747,662     49,571           6.63%
Noninterest-earning assets                    79,524   --------       --------
                                            --------
Total assets                                $827,186
                                            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
    Deposits                                $763,302     29,694           3.89%
    Borrowings                                14,333        749           5.23%
    Senior notes                                  --         --            --
                                            --------   --------
        Total interest-bearing liabilities   777,635     30,443           3.91%
                                             -------   --------       --------
Other liabilities                              7,163

Stockholders' equity                          42,388
                                            --------
Total liabilities & stockholders' equity    $827,186
                                            ========
Net interest income                                    $ 19,128
                                                       ========
Interest rate spread                                                      2.72%
                                                                      ========
Net interest margin                                                       2.56%
                                                                      ========

__________________
(1)  Amounts for 1994 and 1995 represent monthly averages.

         The table below summarizes the components of the changes in the Company's interest revenues and costs for 1996 and 1995, as compared with the preceding year (dollars are in thousands).



                                                                 YEARS ENDED DECEMBER 31,
                                                                      1996 AND 1995
                                         -----------------------------------------------------------------------
                                               INCREASE (DECREASE) DUE TO CHANGE IN
                                         ----------------------------------------------------
                                                                                 RATE AND              NET
                                              VOLUME             RATE            VOLUME(1)            CHANGE
                                         ----------------   --------------    ---------------    ---------------
INTEREST REVENUES
Loans(2)                                       $   7,243          $ 6,117        $       976           $ 14,336
Cash and cash equivalents                          3,009             (334)              (696)             1,979
Investment securities                              1,083               38                 67              1,188
Investment in capital stock of
  Federal Home Loan Bank                               5               60                  1                 66
Mortgage-backed securities                        (3,209)               -                  -             (3,209)
                                         ----------------   --------------    ---------------    ---------------
                                                   8,131            5,881                348             14,360
                                         ----------------   --------------    ---------------    ---------------
INTEREST COSTS
Deposits                                           1,319              630                 26              1,975
Borrowings                                         1,910              (66)              (174)             1,670
Senior notes                                       1,697                7                125              1,829
                                         ----------------   --------------    ---------------    ---------------
                                                   4,926              571                (23)             5,474
                                         ----------------   --------------    ---------------    ---------------
NET INTEREST INCOME                            $   3,205          $ 5,310        $       371          $   8,886
                                         ================   ==============    ===============    ===============


                                                                  YEARS ENDED DECEMBER 31,
                                                                        1995 AND 1994
                                           -----------------------------------------------------------------------
                                                 INCREASE (DECREASE) DUE TO CHANGE IN
                                           ----------------------------------------------------
                                                                                   RATE AND              NET
                                                VOLUME             RATE            VOLUME(1)           CHANGE
                                           ---------------    --------------   ----------------   ----------------
INTEREST REVENUES
Loans(2)                                        $ (1,771)           $ 5,295        $     (223)           $  3,301
Cash and cash equivalents                           (785)               999              (463)               (249)
Investment securities                             (1,915)               242              (186)             (1,859)
Investment in capital stock of
  Federal Home Loan Bank
                                                     (25)                10                (1)                (16)
Mortgage-backed securities                           321                (68)               (7)                246
                                           ---------------    --------------   ----------------   ----------------
                                                  (4,175)             6,478              (880)              1,423
                                           ---------------    --------------   ----------------   ----------------
INTEREST COSTS
Deposits                                          (3,422)             8,275              (954)              3,899
Borrowings                                          (116)               196               (28)                 52
Senior notes                                           -                  -                92                  92
                                           ---------------    --------------   ----------------   ----------------
                                                  (3,538)             8,471              (890)              4,043
                                           ---------------    --------------   ----------------   ----------------
NET INTEREST INCOME                             $   (637)           $(1,993)       $       10           $  (2,620)
                                           ===============    ==============   ================   ================


         (1)      Calculated by multiplying change in rate by change in volume.
         (2)      Interest on loans is net of interest on nonaccrual loans.

         The Company's net interest margin increased by 81 and 72 basis points during 1996 as compared with 1995 and 1994, respectively. This substantial improvement resulted from (1) the continued disposal of properties and the contribution of capital to the Bank by the Company in late 1995, which contributed to a turnaround in the difference between the amount of the Company's interest-earning assets and interest-bearing liabilities, which was a positive $19.9 million during 1996, as compared to a negative $19.2 million during 1995 and a negative $30.0 million during 1994, (2) the magnitude of the Company's loan originations since 1994, at average interest rates well in excess of the interest rates attributable to the Company's remaining pre-1995 loans,
(3) the relatively modest rise in the Company's interest costs during 1996 as compared to 1995, which generally reflects the stability of market interest rates since mid-1995, and (4) the substantial repricing during 1996 of the Company's pre-1995 adjustable-rate loans, a majority of which are priced off of the 11th District Cost of Funds Index ("DCOFI") with repricing intervals of six and twelve months, at levels which are more reflective of current market interest rates and the Company's deposit costs.

         As described elsewhere herein, the Company commenced operation of several new financing businesses early in 1995, each targeted on a narrow segment of the real estate finance markets in Southern California and designed to produce meaningful new loan volume with yields substantially higher than the Company's pre-1995 loan portfolio while maintaining credit quality. During 1996 and 1995, the Company originated an aggregate $529.7 million of new permanent loans and construction commitments. At December 31, 1996, $352.9 million of net loan principal (after deducting undisbursed loans funds and net of sales and repayments) was outstanding, with a weighted average interest rate (excluding loan and other fees) of 9.72%. Most of the loans originated during 1995 and 1996 are adjustable-rate and utilize a variety of indices, including the 11th DCOFI, a designated prime rate and the One-Year Constant Maturity Treasury Index ("CMT").

PROVISIONS FOR POSSIBLE CREDIT LOSSES ON LOANS

         The Company recorded loan loss provisions of $7.5 million, $14.9 million and $5.3 million for the years ended December 31, 1996, 1995, and 1994, respectively. The provisions for 1996 and 1995 were substantially attributable to losses related to the Company's pre-1995 loan portfolio, though a growing proportion of the Company's loan loss provisions during this period represent general valuation allowances ("GVAs") attributable to the Company's post-1994 loan originations. At December 31, 1996, the Company maintained total loan reserves of $13.5 million, of which $11.3 million were GVAs. See Credit Losses.

NONINTEREST REVENUES

         The table below details the Company's noninterest revenues for the periods indicated (dollars are in thousands).

                                        1996               1995               1994
                                   --------------     ---------------    --------------
Other loan and escrow fees              $  1,223           $     515         $     691
Deposit account fees                         464                 582               560
Other revenues                               240                 214               722
                                   --------------     ---------------    --------------
                                        $  1,927            $  1,311          $  1,973
                                   ==============     ===============    ==============


         Other loan and escrow fees include servicing charges, escrow fees, late charges, prepayment penalties and non-refundable commitment and extension fees. In late 1993, the Company substantially terminated its new loan origination and escrow activities. The Company did not commence originating new loans again until the last half of 1994, and then did so only moderately until the second quarter of 1995, when its new financing activities began to produce significant volumes. New loan volume was $49.9 million in 1993 and $44.9 million in 1994, rising to $197.4 million in 1995 and $332.3 million in 1996, resulting in an overall increase in other loan and escrow fees. During 1995 and 1996, the Company sold one and three branches, respectively, which resulted in lower deposit account fees. During the 1994 first quarter, the Company received, and recorded as other revenue, payments of $0.4 million from the Resolution Trust Corporation resulting from a rent subsidy agreement entered into as part of a branch office purchase by the Company in the mid-1980s.

NONINTEREST EXPENSES

         The table below details the Company's operating costs for periods indicated (dollars are in thousands).

                                                     1996                 1995                1994
                                                ---------------     ----------------     ---------------
Employee                                             $   9,800             $ 10,118            $ 10,740
Occupancy                                                2,890                2,841               2,780
Operating                                                4,565                3,539               5,002
Professional                                             1,615                1,579               2,816
SAIF insurance premium and OTS assessment                2,152                2,213               2,557
Goodwill amortization                                       24                   49                  16
                                                ---------------     ----------------     ---------------
                                                      $ 21,046             $ 20,339            $ 23,911
                                                ===============     ================     ===============

EMPLOYEE COSTS

         Since June 1993, the Company has hired, and currently retains the service of, a staff of senior and middle managers to effect the Company's strategic and operational initiatives, including management and staff which have responsibility for the Company's financing activities, retail banking operations and corporate staff and administrative functions. Management also substantially restructured the Company's retail branch network, reducing from 21 to 6 the number of branch offices operated by the Company. These actions, largely accomplished by late 1994, have resulted in almost no change in the number of employees (210 in June 1993 and 200 at December 31, 1996) but a significant change in the composition of the employee base. This change in composition has resulted in an increase in the Company's base compensation from an annualized rate of $5.2 million in June 1993 to $8.8 million at the end of 1996. During 1994, management initiated a Company-wide incentive compensation program for all employees. Under this program, cash bonuses could be, and were, earned for achievement of the Company's principal strategic and recurring operating initiatives. For each of the three years ended December 31, 1996, cash incentive compensation totaled $1.0 million, $1.8 million, and $1.4 million, respectively. The reduction in incentive compensation expense from 1995 to 1996 was due in part to the granting of stock options to certain managers in lieu of cash incentive compensation. See NOTE K of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

OCCUPANCY COSTS

         Since mid-1993, the Company has sold the deposits previously serviced by 15 branch banking offices and in connection therewith sold or terminated the lease obligations associated with 14 facilities (the Company retains the lease obligation with respect to one facility). Despite the sale of branch facilities or termination of leases on such facilities, the Company has experienced an overall increase in occupancy costs of about 10% since 1993 primarily due (1) to the relocation of the Company's corporate offices from two separate owned facilities into a new leased facility which required significant tenant improvements and purchase of furnishings and (2) the renovation of all of the Company's remaining branch facilities.

OPERATING COSTS

         Operating costs principally include (1) data processing service charges from outside vendors, (2) premiums for corporate liability insurance, (3) the cost of corporate telecommunications and supplies, (4) the cost of advertising and promotion, (5) transaction service charges from outside vendors and (6) the amortization of prepaid offerings costs arising from the 1995 recapitalization of the Company. During 1994, the Company incurred approximately $0.7 million of nonrecurring costs in connection with several initiatives, including a third party review of all of the Company's loan files. In September 1994, the Company sold six retail banking offices and the related deposits, the full-year impact of which was not reflected until 1995. During 1996, the Company significantly expanded its community outreach and marketing activities, which contributed to an increase in operating costs of approximately $0.5 million in 1996 as compared with 1995. During 1996, the Company amortized approximately $0.2 million of issue costs which had their genesis with the December 1995 sale of investment units.

PROFESSIONAL COSTS

         Professional fees are paid to outside lawyers, who represent the Company in a variety of legal matters, the Company's independent accountants, and to various other vendors that provide employee search and miscellaneous consulting services to the Company. Since 1992, the Company has incurred very high legal costs due to the magnitude of its foreclosure and related actions against borrowers. The decline in these costs from the level experienced in 1994 generally reflects decreases in the Company's nonperforming assets.

SAIF PREMIUMS

         The Company pays premiums to the SAIF based upon the dollar amount of deposits it holds and the assessment rate charged by the FDIC, which is based upon the Company's financial condition, its capital ratios and the rating it receives in connection with annual regulatory examinations by the OTS. Because of the Company's improved financial condition, the assessment rate charged by the FDIC has decreased from $0.31 per $100 of deposits in 1994, 1995, and the first half of 1996 to $0.29 per $100 of deposits in the last half of 1996. As a result of the special FDIC SAIF assessment paid in 1996, the Company has already seen a reduction in its assessment rate to $0.24. Continuing improvement in the financial condition of the Company, as determined by the Company's regulators, may result in additional assessment reductions.

REAL ESTATE OPERATIONS

         The table below details the revenues and costs associated with the Company's foreclosed properties for the periods indicated (dollars are in thousands).

                                                   1996             1995              1994
                                              --------------   ---------------   ---------------
EXPENSES ASSOCIATED WITH REAL ESTATE OWNED
    Property taxes                                 $  (135)         $    (35)         $ (1,965)
    Repairs, maintenance and renovation               (160)             (475)             (361)
    Insurance                                         (258)             (132)             (329)
                                              --------------   ---------------   ---------------
                                                      (553)             (642)           (2,655)

NET RECOVERIES FROM SALE OF PROPERTIES                1,769             2,467             2,980

PROPERTY OPERATIONS, NET                              1,339             2,839             2,108

PROVISION FOR ESTIMATED LOSSES ON
  REAL ESTATE OWNED                                 (3,511)           (5,100)
                                              --------------   ---------------   ---------------
                                                   $  (956)          $  (436)          $  2,433
                                              ==============   ===============   ===============

         The decline in expenses associated with foreclosed properties generally mirrors the decline in the Company's property portfolio since mid-1993. The large expenditure for property taxes during 1994 was attributable to the volume of foreclosures during this period and the significant amounts of delinquent property taxes attached to these properties. Beginning in early 1995, the Company began to advance delinquent property taxes prior to foreclosure of the Company's collateral, in order to reduce the penalties associated with nonpayment, the cost of which is generally reflected in the Company's credit loss reserves. With respect to foreclosed apartment buildings, which constituted approximately 10.0%, 35.0% and 25.0% of the Company's property portfolio at December 31, 1996, 1995, and 1994, respectively, all holding costs, including property taxes and depreciation, are included with property operations. With respect to foreclosed construction developments, which constituted approximately 50.0%, 30.0% and 40.0% of the Company's property portfolio at December 31, 1996, 1995, and 1994, respectively, all holding costs, including property taxes, are included in the basis of the Company's investment.

         Net recoveries from property sales represent the difference between the proceeds received from property disposal and the carrying value of such properties upon disposal.

         Property operations include the net cash flows generated from operation of the Company's foreclosed apartment buildings. During the period September 1993 through September 1995, the Company operated a growing portfolio of foreclosed apartment buildings with a combination of in-house professionals and contracted property management companies. Until the third quarter of 1995, such buildings were not being marketed for sale, but rather were being operated for the Company's own account. During this period, the Company funded the required physical improvements to each building and took the steps necessary to bring the operation of each building to a stabilized level. Commencing during the third quarter of 1995, management began marketing for sale the Company's accumulated portfolio of owned apartment buildings, believing that it had maximized the operating performance of its portfolio and that general market conditions had improved substantially from the periods during which the buildings were originally acquired through foreclosure. Since the third quarter of 1995 and through the end of 1996, the Company had sold substantially all of its foreclosed apartment buildings acquired during September 1993 through September 1995.

         During 1995 and 1996, the Company recorded additional provisions for estimated losses in connection with two large residential developments. At December 31, 1996, construction of the homes related to one of these developments had been completed and all but two homes had been sold. With respect to the other development, construction had commenced at December 31, 1996 with respect to the last 18 units of a total of 100 units to be constructed, and all but two production units completed at that date had been sold. See REAL ESTATE OWNED.

GAIN ON SALE OF LOANS

         During 1995, the Company sold $19.2 million of loans for a nominal gain. During 1996, the Company sold $129.5 million of loans for a gain of $0.4 million. The majority of the loans sold during 1996 consisted of seasoned loans secured primarily by single family homes, with approximately $43 million of total sales represented by loans originated subsequent to 1994 and secured by income-producing properties.

GAIN ON SALE OF SECURITIES

         During 1996, the Company sold $35 million in U.S. Treasury Securities for a net gain of $0.2 million. These securities were designated as available-for-sale and were sold primarily to augment the Bank's capital ratios. The Company reinvested the proceeds from these sales in U.S. Treasury securities with weighted average maturities similar to that of the sold securities (approximately two years).

DISPOSITION OF DEPOSITS AND PREMISES

         In June 1996, the Company sold its three San Diego branches and their approximately $186.6 million in deposits. This sale resulted in a net gain to the Company of $6.4 million.

OTHER REVENUES (EXPENSES)

         During the third quarter of 1996, the Company incurred a $3.8 million charge due to the special FDIC SAIF assessment. Subsequently, the Company's annual assessment rate was reduced from $0.29 to $0.24, beginning in January 1997. See DEPOSIT INSURANCE.

INCOME TAXES

        The Company recorded an income tax benefit of $6.4 million in 1996 and income tax expense of $0.6 million and $0.1 million in 1995 and 1994, respectively. The $6.4 million of income tax benefit in 1996 was attributable to the creation of a $4.2 million deferred tax asset as a result of the reduction in the valuation allowance against deferred tax assets and $2.1 million resulting from a net refund of federal income taxes paid by the Company in prior years.

        At December 31, 1995, the Company had approximately $35.5 million of accumulated income tax benefits, consisting primarily of net operating loss carryforwards and future tax deductions which had not been recognized for financial statement purposes and are available to be utilized to shield future earnings from income taxes, both for financial reporting and income tax reporting purposes. The recognition of these accumulated income tax benefits is subject to limitations for generally accepted accounting principles and for regulatory capital purposes. The primary factor affecting the timing and magnitude of recognition of these accumulated income tax benefits is the current and future profitability of the Company. Additionally, no more than 10% of the Bank's regulatory capital can be represented by a deferred tax asset created pursuant to anticipated future utilization of an institution's income tax benefits. During 1996, the Company utilized approximately $18.1 million of its accumulated income tax benefits, which is reflected in the Company's 1996 results as an income tax benefit and a deferred tax asset of $6.4 million and $4.2 million, respectively. At December 31, 1996, the Company had remaining income tax benefits of $17.4 million, which are available to be utilized during 1997 and beyond, subject to the Company's continuing ability to generate earnings. Should the Company cease to be profitable, or should the Company record substantial operating losses in the future, all or a portion of the deferred tax asset established to date may need to be reversed. Management believes that the Company's income tax accounting practices fully comport with generally accepted accounting principles and have been and are appropriate in the circumstances.

FINANCIAL CONDITION, CAPITAL RESOURCES & LIQUIDITY AND ASSET QUALITY

         The table below sets forth the Company's consolidated assets, liabilities and stockholders' equity and the percentage distribution of these items at the dates indicated (dollars are in thousands).

                                                                             DECEMBER 31,
                                                    ------------------------------------------------------------
                                                                1996                            1995
                                                    ------------------------------  ----------------------------
                                                      Balance           Percent         Balance        Percent
                                                    --------------  --------------  --------------  ------------
ASSETS
Cash and cash equivalents                              $   93,978            11.1%     $   14,015          1.9%
Investment securities available for sale                   38,371             4.5          62,793           8.3
Loans receivable, net (1)                                 672,401            79.4         617,328          81.9
Real estate owned                                          20,140             2.4          37,905           5.0
Other assets (2)                                           22,305             2.6          21,542           2.9
                                                    --------------  --------------  --------------  ------------
Total assets                                            $ 847,195          100.0%       $ 753,583        100.0%
                                                    ==============  ==============  ==============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits                                            $ 717,809           84.7%       $ 698,008         92.6%
    Short-term borrowings                                  50,000             5.9
    Accounts payable and other liabilities                 23,157             2.7           4,603           0.6
    Senior debt                                            12,307             1.5          12,006           1.6
                                                    --------------  --------------  --------------  ------------
                                                          803,273            94.8         714,617          94.8
Stockholders' equity                                       43,922             5.2          38,966           5.2
                                                    --------------  --------------  --------------  ------------
Total liabilities and stockholders' equity              $ 847,195          100.0%       $ 753,583        100.0%
                                                    ==============  ==============  ==============  ============

         (1) Includes non-accrual loans of $28.6 million and $21.7 million for 1996 and 1995, respectively. See CLASSIFIED ASSETS below.

         (2) Includes fixed assets, accrued interest receivable, FHLB stock and other assets.

TOTAL ASSETS

         Total assets increased by $93.6 million from year end 1995 to year end 1996. This increase was primarily due to a net increase in cash and cash equivalents of $80.0 million and loans receivable of $55.1 million, which were partially offset by decreases in investment securities and real estate owned of $24.4 million and $17.8 million, respectively.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of cash on hand, deposits at correspondent banks and Federal funds sold. The Company maintains balances at correspondent banks and the FHLB to cover daily inclearings, wire activities and other charges. Cash and cash equivalents at year end 1996 were $94.0 million, an increase of $80.0 million, from $14.0 million at year end 1995. At year end 1996, the Company concluded two loan sales of approximately $76 million which produced the high levels of cash and cash equivalents. The funds were subsequently redeployed in investment securities and new loan originations.

INVESTMENT SECURITIES

         Investment securities consist of securities classified as held-to-maturity and available-for-sale, and mortgage-backed securities. Investment securities decreased by $24.4 million from year end 1995 to year end 1996. At year end 1995, the Company had $62.8 million in investment securities classified as available-for-sale. During 1995, the Company initiated measures to reduce the interest rate risk exposure inherent in the balance sheet. These measures included the liquidation of certain fixed rate assets, both loans and investment securities, in the first and second quarters of 1995. In December 1995, the Company, consistent with guidance issued in November 1995 by the Financial Accounting Standards Board ("FASB"), reclassified all of its mortgage-backed securities from held-to-maturity to available-for-sale. These securities were then liquidated prior to year end. All securities held in portfolio as of year end 1994 were converted to cash during 1995 by amortization of principal on mortgage-backed securities or by liquidation. These cash proceeds were partially utilized to fund loan growth, and when available, reinvested in short-term Fed funds or U.S. Treasury obligations. See NOTE C of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. Subsequent to December 31, 1996, the Company's Board of Directors granted to management the authority to purchase up to $200 million of investment securities during 1997. The interest margin projected to be generated by these securities purchases will supplement the Company's overall interest margin with no incremental credit risk borne by the Company. The Board's approval contemplated that the investment securities to be purchased would have expected durations of between three and seven years, would be financed with short term repurchase agreements utilizing the purchased investment securities as collateral, and would be hedged so as to substantially, though not entirely, mitigate the Company's interest rate risk. During the first quarter of 1997, the Company purchased $40 million of U.S. Government and agency securities pursuant to this strategy. Future purchases of investment securities pursuant to this strategy are dependent upon, among other things, the availability of excess capital not otherwise deployed in the Company's lending businesses and the general level and volatility of market interest rates. There can be no assurance that management of the Company will elect to implement this program to the extent authorized in the near term or at all.

LOAN PORTFOLIO

         The Company principally invests the proceeds generated from customer deposit accounts in mortgage loans secured by residential and, to a much lesser extent, non-residential real estate.

         The following two tables below set forth the composition of the Company's loan portfolio, and the percentage composition by type of security, delineated by the year of origination and in total, as of the dates indicated (dollars are in thousands).

                                                                 DECEMBER 31,
                                       ----------------------------------------------------------------
                                                   1996                                1995
                                       -------------------------------   ------------------------------
                                            BALANCE        PERCENT            BALANCE        PERCENT
                                       -------------------------------   ------------------------------
PERMANENT LOANS
Single family (1-4 units)
    Estate                                 $107,891          14.6%           $ 51,142          7.8%
    Conventional                            170,038          23.0             247,955         37.7
    Project concentrations (1)               61,268           8.3              70,748         10.8
Multi-family (five or more units)           220,707          29.6             219,015         33.4
Commercial real estate                       60,388           8.2              31,258          4.8
Land                                         14,513           2.0               5,579          0.9
RESIDENTIAL CONSTRUCTION (2)
    Single family                            56,306           7.6              21,987          3.4
    Tract development                        33,791           4.6               6,800          1.0
OTHER                                        15,684           2.1               1,459          0.2
                                           --------         -----            --------        -----
GROSS LOANS RECEIVABLE                      740,586         100.0%            655,943        100.0%
                                                            =====                            =====

LESS
Participants' share                          (1,413)                           (2,219)
Undisbursed loan funds                      (46,646)                          (15,208)
Deferred loan fees and
   credits, net                              (6,611)                           (5,996)
Allowance for estimated losses              (13,515)                          (15,192)
                                           --------                         ---------
NET LOANS RECEIVABLE                       $672,401                          $617,328
                                           ========                         =========

                                                                 DECEMBER 31,
                                       -----------------------------------------------------------------
                                                     1994                             1993
                                       ------------------------------   -------------------------------
                                            BALANCE        PERCENT           BALANCE         PERCENT
                                       ------------------------------   ----------------- -------------
PERMANENT LOANS
Single family (1-4 units)
    Estate                                 $    -             -  %           $    -            -  %
    Conventional                            299,246          52.4             340,803         49.9
    Project concentrations (1)               76,074          13.3              85,807         12.6
Multi-family (five or more units)           172,641          30.2             193,468         28.4
Commercial real estate                        7,757           1.4               7,630          1.1
Land                                          3,797           0.7              22,179          3.3
RESIDENTIAL CONSTRUCTION (2)
    Single family                             3,270           0.6               6,603          1.0
    Tract development                         6,000           1.1              22,925          3.4
OTHER                                         1,654           0.3               2,013          0.3
                                           --------         -----             -------        -----
GROSS LOANS RECEIVABLE                      570,439         100.0%            681,428        100.0%
                                                            =====                            =====

LESS
Participants' share                          (3,072)                           (3,098)
Undisbursed loan funds                       (2,795)                             (966)

Deferred loan fees and
   credits, net                              (6,091)                           (7,285)
Allowance for estimated losses              (21,461)                          (46,629)
                                           --------                          --------
NET LOANS RECEIVABLE                       $537,020                          $623,450
                                           ========                          ========

                                                DECEMBER 31,
                                       ------------------------------
                                                   1992
                                       ------------------------------
                                            BALANCE        PERCENT
                                       ------------------------------
PERMANENT LOANS
Single family (1-4 units)
    Estate                                 $     -            - %
    Conventional                            500,748         59.4
    Project concentrations (1)
Multi-family (five or more units)           207,024         24.6
Commercial real estate                        3,332          0.4
Land                                         35,957          4.3
RESIDENTIAL CONSTRUCTION (2)                 87,274         10.4
    Single family                                -            -
    Tract development                            -            -
OTHER                                         7,535          0.9
                                           --------        -----
GROSS LOANS RECEIVABLE                      841,870        100.0%
                                                           =====
LESS
Participants' share                          (4,250)
Undisbursed loan funds                       (9,750)
Deferred loan fees and
   credits, net                              (9,484)
Allowance for estimated losses              (52,966)
                                           --------
NET LOANS RECEIVABLE                       $765,420
                                           ========

         (1) The Company did not separately identify project concentrations prior to 1993.

         (2) The Company did not separately identify tract developments prior to 1993.

         The Company's loan portfolio contains no loans to foreign governments, foreign enterprises, foreign operations of domestic companies, nor any concentration to borrowers engaged in the same or similar industries that exceed 10 percent of total loans.

         The table below sets forth information concerning the Company's gross loan portfolio at December 31, 1996 (dollars are in thousands).

                                                       PRINCIPAL           NUMBER            AVERAGE
                                                        BALANCE           OF LOANS         LOAN AMOUNT
                                                       ---------          --------         -----------
ORIGINATED PRIOR TO 1995
    PERMANENT LOANS
        Single family (1-4 units)
            Estate                                     $       -               -            $     -
            Conventional                                 139,600             935                149
            Project concentrations                        59,779             383                156
        Multi-family (five or more units)                131,496             266                494
        Commercial real estate                             7,638              14                546
        Land                                               1,951               7                279
    OTHER                                                    959              57                 17
                                                       ---------           -----
                                                         341,423           1,662                205
                                                       ---------           -----
ORIGINATED AFTER 1994
    PERMANENT LOANS
        Single family (1-4 units)
            Estate                                       107,891              45              2,398
            Conventional                                  30,438             202                151
            Project concentrations                         1,489              23                 65
        Multi-family (five or more units)                 89,211             114                783
        Commercial real estate                            52,750              24              2,198
        Land                                              12,562              14                897
    RESIDENTIAL CONSTRUCTION
        Single family                                     56,306              68                828
        Tract                                             33,791               8              4,224
    OTHER                                                 14,725               6              2,454
                                                       ---------           -----
                                                         399,163             504                792
                                                       ---------           -----
GROSS LOANS RECEIVABLE                                 $ 740,586           2,166                342
                                                       =========           =====

Estate Financings

         During 1995 and 1996, the Company originated $126.2 million of Estate loans, with respect to which $107.9 million was outstanding at December 31, 1996 (net of unfunded commitments and repayments). See ITEM 1, NEW BUSINESS GENERATION - LENDING. At year end 1996, two Estate loans with aggregate unpaid principal of $1.8 million were nonperforming and an additional Estate loan for $1.0 million was delinquent one payment. See CLASSIFIED ASSETS- Nonaccrual Loans". Through December 31, 1996, the Company had not foreclosed upon the collateral securing any of its Estate loans.

Conventional Home Financings

         The Company's conventional single family loan portfolio is exclusively secured by single family homes located within the Company's Southern California lending markets. Except as described below, the Company's single family loans originated prior to 1995 have performed better than its other real estate-secured loans originated prior to 1995 (e.g., project concentrations, apartments, residential construction, and land). Similarly, the Company's recovery rate from the disposition of foreclosed homes has exceeded the recovery rates achieved from the disposition of other foreclosed real estate. At December 31, 1996, no conventional single-family residential loans originated after 1994 were in default.

         Management believes that the performance of the Company's pre-1995 single family loan portfolio will continue to mirror the general economic environment within its lending markets. However, management believes that the future default and foreclosure rates of this portfolio will continue to exceed that of its local competitors, principally because (1) of the Company's previous underwriting practices, (2) an unusually large percentage of the loans within this portfolio had their genesis during 1988-1992 when housing prices generally were higher than their current levels, and (3) a relatively large percentage of the portfolio is concentrated in non-owner occupied single family homes.

Project Concentrations

         Prior to 1995, the Company made permanent loans, amortizing over, and maturing at the end of, thirty years, to a large number of purchasers of individual units from developers in for-sale housing developments with respect to which the Company financed construction. A majority of these permanent "takeout" loans were originated during the period 1988 through 1992 and were made on terms that fell outside the parameters normally associated with conventional single family home loans.

         At December 31, 1996, the Company's portfolio of project concentration loans was $61.3 million, a decrease from $76.1 million at December 31, 1994. Virtually all of this reduction was attributable to borrower defaults and foreclosure by the Company of its collateral.

         Because most of these loans were made on favorable terms to foster sales of units in developments in which unit sales were sluggish, and because the current retail value of units in many developments has declined significantly when compared with the purchase price paid by the Company's borrowers, the performance of this portfolio has been extremely poor. Management expects that the performance of this portfolio will continue to be quite poor, principally because the underlying risk factors which have given rise to the historically poor performance - poorly-qualified borrowers and significant declines in the value of the Company's collateral - are not expected to change in the near-term.

Multi-family Financings

         At December 31, 1996, the Company maintained a portfolio of loans secured by five or more units of $220.7 million, approximately 60% of which was originated prior to 1995. Management estimates that over 50% of the Company's remaining permanent apartment loan portfolio originated prior to 1995 had its genesis with construction financing provided by the Company to the original developer/borrower. Many such properties were subsequently sold by the developer and the Company's loan was assumed and remains outstanding.

         During 1995 and 1996, the Company originated $136.8 million of loans secured by apartment buildings, of which $30.0 million was made to purchasers of foreclosed apartment buildings sold by the Company during 1995 and 1996. Generally, these real estate owned-related financings were made on terms requiring, among other things, a substantial cash investment by the purchaser. The remaining $106.8 million of post-1994 apartment-secured financings are generally secured by buildings with 50 or more units, with respect to which the Company had no prior financing involvement. Loan principal of approximately $89.2 million was outstanding against such commitments at December 31, 1996, which amount is net of sales, repayments and unfunded commitments.

         Management expects that the performance of the Company's pre-1995 apartment-secured loan portfolio will continue to be uneven. This expectation derives from management's view that (1) the underlying economics of its collateral are not expected to improve materially in the near-term (i.e., rent and occupancy levels are expected to remain largely static), (2) a large number of the Company's borrowers are not experienced operators of apartment buildings and most lack the financial resources to compete effectively with better capitalized operators, and (3) the cash flows currently being generated by a sizable portion of the Company's collateral generally are either insufficient, or barely sufficient, to service the Company's loan in an interest rate environment which is near cyclical lows.

Commercial Real Estate Financings

         During 1995 and 1996, the Company originated $77.7 million of loans secured by commercial real estate. At December 31, 1996, approximately $60.4 million of commercial real estate-secured loans were outstanding, which amount is net of sales and repayments, and virtually all of which was originated since 1994. None of the Company's post-1994 loans was in default at December 31, 1996, and at such date the Company had not foreclosed upon its collateral with respect to any loan originated since 1994.

Construction Financings

         As described elsewhere herein, the Company's principal business through 1992 was to provide construction loans for tracts of for-sale housing in Southern California, principally in the South Bay area of Los Angeles County. Subsequent to mid-1993, the Company foreclosed upon virtually all of the units securing construction loans made by the Company during the years 1989 through 1992. At December 31, 1996, the Company had no construction loans remaining from this period.

         The Company originated a total of $132.5 million of commitments for the construction of individual homes ($83.5 million) and small tracts of for-sale housing ($49.0 million). This activity is managed by real-estate professionals and the Company's current customers include experienced developers, none of whom had previously done business with the Company.

Loan Maturities

         The table below sets forth, by contractual maturity, the Company's real estate loan portfolio at December 31, 1996 (dollars are in thousands). The table is based on contractual loan maturities and does not consider amortization and prepayment of loan principal. As a result, the table does not reflect the actual nor expected repayment maturities of loans.

                                                                                 MATURING IN
                                                                -------------------------------------------------------------------
                                                                                OVER           OVER
                                                                               ONE YEAR      FIVE YEARS                     TOTAL
                                                                  ONE YEAR     THROUGH        THROUGH        OVER           LOANS
                                                                  OR LESS     FIVE YEARS     TEN YEARS     TEN YEARS     RECEIVABLE
                                                                -----------   -----------   -----------   -----------   -----------
ORIGINATED PRIOR TO 1995
    PERMANENT LOANS
        Single family (1-4 units)
            Estate                                              $        --   $        --   $        --   $        --   $        --
            Conventional                                                 36         1,278         4,397       133,889       139,600
            Project concentrations                                      467           167           182        58,963        59,779
        Multi-family (5 or more units)                                3,782         5,264        33,597        88,853       131,496
        Commercial real estate                                                                      863         6,775         7,638
        Land                                                          1,150                                       801         1,951
    RESIDENTIAL CONSTRUCTION
        Single family
        Tract development
    OTHER COLLATERALIZED LOANS                                          875            84                                       959
                                                                -----------   -----------   -----------   -----------   -----------
                                                                      6,310         6,793        39,039       289,281       341,423
                                                                -----------   -----------   -----------   -----------   -----------
ORIGINATED AFTER 1994
    PERMANENT LOANS
        Single family (1-4 units)
            Estate                                                    9,569        49,700        42,941         5,681       107,891
            Conventional                                                               95         1,605        28,738        30,438
            Project concentrations                                                    133                       1,356         1,489
        Multi-family (5 or more units)                                9,203         7,078        72,930                      89,211
        Commercial real estate                                        6,000        35,278        10,541           931        52,750
        Land                                                          7,308         5,254                                    12,562
    RESIDENTIAL CONSTRUCTION
        Single family                                                51,656         4,650                                    56,306
        Tract development                                            24,991         8,800                                    33,791
    OTHER                                                             3,979        10,746                                    14,725
                                                                -----------   -----------   -----------   -----------   -----------
                                                                    112,706       121,734       128,017        36,706       399,163
                                                                -----------   -----------   -----------   -----------   -----------
                                                                $   119,016   $   128,527   $   167,056   $   325,987       740,586
                                                                ===========   ===========   ===========   ===========
LESS
Participants' share                                                                                                          (1,413)
Undisbursed funds                                                                                                           (46,646)
Deferred loan fees and credits, net                                                                                          (6,611)
Allowance for estimated losses                                                                                              (13,515)
                                                                                                                        -----------
NET LOANS RECEIVABLE                                                                                                    $   672,401
                                                                                                                        ===========

         As illustrated in the preceding table and as described elsewhere herein, the Company's post-1994 loans have been made on terms which generally include shorter final maturities than loans made previously. With respect to Estate and multifamily residential loans made subsequent to 1994 and with respect to which maturities are scheduled within five-to-ten years from the funding of the loan, a majority of such loans carry final maturities of seven years from the funding of the loan.

         The table below sets forth, by interest rate, the Company's fixed rate and interest-rate sensitive real estate loans at December 31, 1996. The table is based on contractual loan maturities and does not consider amortization and prepayment of loan principal (dollars are in thousands).

                                                                      MATURING IN
                                       -------------------------------------------------------------------------
                                                                OVER               OVER
                                                              ONE YEAR          FIVE YEARS                              TOTAL
                                           LESS THAN           THROUGH            THROUGH             OVER              LOANS
                                           ONE YEAR          FIVE YEARS          TEN YEARS         TEN YEARS          RECEIVABLE
                                       -----------------  -----------------  -----------------  ----------------   ----------------
FIXED INTEREST RATES                          $  13,612          $  44,447         $    6,558          $108,138           $172,755
VARIABLE INTEREST RATES
    11th DCOFI                                    4,218             32,009            118,468           216,324            371,019
    Prime rate                                   96,995             45,872             15,614                              158,481
    1 year CMT                                    4,191              6,199             26,416                               36,806
    Other                                                                                                 1,525              1,525
                                       -----------------  -----------------  -----------------  ----------------   ----------------
    Total variable interest rates               105,404             84,080            160,498           217,849            567,831
                                       -----------------  -----------------  -----------------  ----------------   ----------------
TOTAL                                          $119,016           $128,527           $167,056          $325,987            740,586
                                       =================  =================  =================  ================
LESS
    Participants' share                                                                                                    (1,413)
    Undisbursed funds                                                                                                     (46,646)
    Deferred loan fees and
        credits, net                                                                                                       (6,611)
    Allowance for estimated losses                                                                                        (13,515)
                                                                                                                   ----------------
NET LOANS RECEIVABLE                                                                                                      $672,401
                                                                                                                   ================

CLASSIFIED ASSETS

         For the purpose of the following discussion, "Classified Assets" are defined as (1) properties acquired through foreclosure less applicable writedowns and reserves, plus (2) nonperforming loans delinquent three or more payments, plus (3) loans delinquent one or more payments, plus (4) performing loans classified Loss, Doubtful and Substandard pursuant to OTS regulations and guidelines.

         As described elsewhere herein, the Company was an active construction lender for many years. A majority of the construction loans made during the period 1987 through 1991 and which did not result in foreclosure of the Company's collateral were internally refinanced with new permanent loans. With respect to apartment buildings and individual single family homes, the Company generally converted the fully-disbursed construction loan into a permanent loan, amortizing over and due in thirty years. With respect to for-sale housing developments where the Company financed their construction, the Company typically made permanent loans to purchasers of individual units from the developer (project concentrations). During this period, the Company also financed numerous other for-sale housing developments with respect to which it did not make any permanent loans following construction.

         Generally, the risk profile associated with the types of loans made prior to 1995 by the Company (i.e., construction loans, project concentration loans and apartment loans) is greater than for other types of mortgage finance, such as owner-occupied single family home loans acquired through purchase transactions. Further, many of the concentration loans were made on terms outside the parameters normally associated with conventional financing (including having loan-to-value ratios greater than 80%, below-market interest rates and subordinate financing provided by the developer). The recent and current character of the Company's asset quality is a function of both broad and market-specific economic factors, compounded by (1) the Company's underwriting standards during the years in which the Company's Classified Assets were originated, (2) prior management's aggressiveness in providing permanent financing to purchasers of individual units in Company-financed construction developments, and (3) the generally poor quality of, and internal inconsistencies within, the underlying loan documentation supporting individual transactions. See ITEM 1. NEW BUSINESS GENERATION for a discussion of the Company's lending activities subsequent to 1994.

         The table below sets forth certain information regarding the Company's investment in Classified Assets as of the dates indicated (dollars are in thousands).

                                                                           DECEMBER 31,
                                                   ------------------------------------------------------------------
                                                      1996          1995          1994          1993          1992
                                                   ----------    ----------    ----------    ----------    ----------
PROPERTIES, NET OF RESERVES                        $   20,140    $   37,905    $   62,613    $   72,234    $   29,922
NONPERFORMING LOANS (1)                                16,643        11,298        18,103        78,949        88,278
                                                   ----------    ----------    ----------    ----------    ----------
GROSS NONPERFORMING ASSETS                             36,783        49,203        80,716       151,183       118,200
OTHER DELINQUENT LOANS (30-89 DAYS)                    10,082         8,811        17,747        31,057        74,194
PERFORMING LOANS CLASSIFIED LOSS,
  DOUBTFUL AND SUBSTANDARD (6)                         46,987        58,649        67,309        61,673        42,487
                                                   ----------    ----------    ----------    ----------    ----------
GROSS CLASSIFIED ASSETS                            $   93,852    $  116,663    $  165,772    $  243,913    $  234,881
                                                   ==========    ==========    ==========    ==========    ==========
GROSS CLASSIFIED LOANS (2) (3) (4)                 $   73,712    $   78,758    $  103,159    $  171,679    $  204,959
                                                   ==========    ==========    ==========    ==========    ==========
LOANS RECEIVABLE (5)                               $  685,916    $  632,520    $  558,481    $  670,079    $  818,387
                                                   ==========    ==========    ==========    ==========    ==========
RESERVES ON LOANS
      Specific                                     $    2,185    $    3,426    $    8,578    $   23,294    $   18,883
      General                                          11,330        11,766        12,883        23,335        34,083
                                                   ----------    ----------    ----------    ----------    ----------
                                                   $   13,515    $   15,192    $   21,461    $   46,629    $   52,966
                                                   ==========    ==========    ==========    ==========    ==========

TOTAL RESERVES TO LOANS RECEIVABLE                       1.97%         2.40%         3.84%         6.96%         6.47%
TOTAL RESERVES TO CLASSIFIED LOANS                      18.33%        19.29%        20.80%        27.16%        25.84%
TOTAL RESERVES TO NONPERFORMING LOANS                   81.21%       134.47%       118.55%        59.06%        60.00%
GROSS NONPERFORMING ASSETS TO TOTAL ASSETS               4.34%         6.53%        10.85%        17.15%        11.92%

________________

         (1)      Loans three or more payments past due.

         (2)      Gross classified assets, exclusive of properties.

         (3) At December 31, 1996, included $49.3 million of loans originated prior to 1995.

         (4) Includes $16.7 million, $7.3 million, $3.8 million, and $37.1 million of troubled debt restructurings ("TDRs") at December 31, 1996, 1995, 1994 and 1993, respectively. It was not practicable to determine the classification of TDRs at December 31, 1992.

         (5)      Net loans, exclusive of allowance for estimated loan losses.

         (6) At December 31, 1996 and 1995, respectively, includes $1.9 million and $1.6 million of performing loans on nonaccrual status.

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

         An asset classified as Pass is considered of sufficient quality to preclude designation as Special Mention or an adverse classification. Pass assets generally are protected by the current net worth or paying capacity of the obligor or by the value of the asset or underlying collateral.

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

         The Company designates a loan as impaired when it becomes a troubled debt restructuring, 90 days delinquent or it is deemed probable that all principal and interest will not be collected. Income is recognized on impaired loans while the loan is performing.

         The table below shows the Company's gross classified loan portfolio as of December 31, 1996 (dollars are in thousands).

                                                            CLASSIFIED LOANS
                                      --------------------------------------------------------
                                            NON-                 OTHER           PERFORMING
                                        PERFORMING (1)      DELINQUENCIES (2)       LOANS          TOTAL (3)
                                      ------------------   ------------------   --------------   --------------
Single family (1-4 units)
    Estate                            $            1,806   $            1,017   $        2,169   $        4,992
    Conventional                                   3,380                3,052            6,768           13,200
    Project concentrations                         5,937                1,682            6,008           13,627
Multi-family (5 or more units)                     5,076                4,331           23,778           33,185
Commercial real estate                                                                   6,546            6,546
Land                                                 431                                                    431
Residential construction
    Single family
    Tract development                                                                    1,718            1,718
Other Collateralized Loans                            13                                                     13
                                      ------------------   ------------------   --------------   --------------
Gross Loans Receivable                $           16,643   $           10,082   $       46,987   $       73,712
                                      ==================   ==================   ==============   ==============

________________

         (1)      Loan principal delinquent 90 days or more.

         (2)      Loan principal delinquent 30 to 89 days.

         (3) Of the Company's $73.7 million of classified loans at December 31, 1996, $49.3 million, or 67%, related to pre-1995 lending activities.

Nonaccrual Loans

         The Company recognizes revenue principally on the accrual basis of accounting. In recording interest revenues from loans, the Company generally adheres to a policy of not accruing interest for loans where payment of principal and interest are delinquent for a period of 30 days or more. The Company's policy is to assign nonaccrual status to a loan where either (i) principal or interest payments are delinquent in excess of 30 days or (ii) the full collection of interest or principal becomes uncertain, regardless of the length of delinquency status. When a loan reaches "nonaccrual" status, any interest accrued thereon is reversed and charged against current period earnings. With respect to loans on nonaccrual status at December 31, 1996, the Company recognized $1.9 million of interest revenue (representing cash payments by borrowers prior to their default) and deferred recognition of $0.9 million of interest revenue (representing uncollected interest payments) during 1996.

         At December 31, 1996, approximately $16.6 million of loan principal was delinquent three or more payments. The discussion below highlights the more significant individual loans which comprise this aggregate.

         o One loan with unpaid principal of $3.2 million and secured by a 248 unit apartment building - (1) this loan was originated in July 1995, (2) title was transferred by the Company's borrower in February 1996 without the Company's consent (as required under its loan agreements), (3) the new owners defaulted on their obligation in September 1996, (4) a receiver was appointed in October 1996, (5) the Company advanced approximately $0.5 million during the receivership period to renovate a majority of the units and to substantially release the building, and (6) the Company completed its foreclosure action in February 1997. At March 31, 1997, the property was in escrow to be sold for $4.0 million in an all-cash transaction, the proceeds from which would produce a modest gain from disposal and result in no economic loss to the Company. In connection with the sale, the Company had received nonrefundable deposits of $0.8 million from the purchaser.

         o One loan with an unpaid principal balance of $3.1 million and secured by the remaining 53 unsold units in a 182 unit entry-level condominium project. The Company financed the construction of this project in 1991 and 129 units have been sold since 1992. In late 1995, sales of units substantially ceased and the borrowers ceased making their payments to the Company in mid-1996. The Company expects to foreclose upon its collateral during the first half of 1997.

         o Two Estate loans, each with unpaid principal of $0.9 million and secured by the borrower's personal residence. These loans were originated in early 1995 and the borrowers each defaulted in mid-1996. The Company expects to complete its foreclosure actions, or for the borrower(s) to reinstate their loan(s), during 1997. In the event the Company acquires title, liquidation of the home(s) would be expected in the ordinary course of business.

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

         In 1996, the Company recognized interest revenue of $3.1 million on troubled debt restructured loans. The Company would have recognized interest revenue of $3.8 million had the borrowers paid according to the original contractual terms on such loans.

        During 1994, 1995 and 1996, one or more terms of 72 loans, involving loan principal of $39.1 million outstanding at December 31, 1996, were modified. The extent of these modifications defined these loans as troubled debt restructurings ("TDRs") under generally accepted accounting principles. At December 31, 1996, $35.3 million of these loans were performing in accordance with their modified terms and $3.8 million were not performing and payments were delinquent. At December 31, 1996, $16.7 million of total TDRs were included in the Company's gross classified loans. Generally, the Company classifies TDRs as substandard for a period of at least six months following a loan's restructuring, after which time the loan's classification is based upon the Company's classification policies. See Classified Assets. The more significant TDRs are summarized below.

         o The remaining 30 performing loans within the Company's largest project concentration were modified during 1995, involving principal at the time of the initial restructuring of $7.6 million, wherein the Company agreed to forgive loan principal ratably over 24 months in an amount sufficient to equalize the amount of each of the Company's loans and the current value of the Company's collateral, and to provide the funds necessary to repay the then existing subordinate lienholder (who was the original seller of units in the project) at a fraction of the face amount of such liens. Through December 31, 1996, the Company had forgiven $0.7 million of loan principal and was obligated to forgive an additional $0.1 million of loan principal. At December 31, 1996, the remaining principal balance of these loans was $6.5 million, 26 of the 30 restructured loans were performing and had performed without incident since their restructuring, and none of the performing loans were classified.

         o During 1996, the Company restructured the terms of 16 apartment-secured loans with a single borrower, involving loan principal at the restructuring date of $11.0 million which had been originated variously through 1989. The restructuring occasioned (1) debt forgiveness of $0.5 million by the Company, (2) a reallocation of the Company's aggregate loan principal among the 16 properties securing such loans so as to produce individual loan-to-value ratios of 75% or less based upon updated property valuations at the time of the restructure, and (3) an adjustment to the interest rates on the loans, such that the loans carry substantially market interest rates following the restructuring. The borrower has performed without incident since the loans were restructured in early 1996. Accordingly, these loans, which represented outstanding principal of $10.5 million at December 31, 1996, were not classified.

         o During 1994, 1995 and 1996, the Company modified the terms of 17 loans secured by apartment buildings, involving principal at the various restructuring dates of $14.8 million, with different borrowers, wherein the Company forgave a portion of the principal balance of its loans, in exchange for corresponding principal payments from the borrowers. In some instances, the interest rate on the loans was adjusted to levels approximating then market interest rates and payments were reamortized over 30 years. At December 31, 1996, these loans represented outstanding principal of $12.3 million and each was performing. Approximately $8.0 million of such loan principal was classified at December 31, 1996.

         o During 1994, 1995 and 1996, the Company advanced a total of $0.9 million relating to five loans, involving principal of $4.4 million and different borrowers, for delinquent property taxes, renovation to it's collateral and delinquent payments. At December 31, 1996, two of these loans, totaling $0.7 million, were over 90 days delinquent, and two loans, totaling $2.8 million, were performing and classified.

         o During 1996, the Company agreed to contingently modify the terms of one loan, with an original commitment amount of $5.3 million and originally secured by an 81 unit condominium conversion. At December 31, 1996, this loan had an outstanding balance of $1.8 million, remained secured by the 37 unsold units within the complex, was on nonaccrual status, and was classified Substandard. The Company has agreed to forgive up to $0.3 million of accrued but unpaid interest and fees if the borrower repays the Company's loan on or before December 31, 1997.

         o The terms of one loan, with unpaid principal of $3.1 million, have been modified several times. See Nonaccrual Loans.

CREDIT LOSSES

         Credit losses are inherent in the business of originating and retaining real estate loans. The Company performs periodic reviews of any asset that has been identified as having potential excess credit risk. The Company maintains special departments with responsibility for resolving problem loans and selling properties. Valuation allowances for estimated potential future losses are established on a specific and general basis for loans and properties. Specific reserves for individual nonperforming assets are determined by the excess of the Company's gross investment over the fair value of the collateral or property. General reserves are provided for losses inherent in the loan and property portfolios which have yet to be specifically identified. General reserves are based upon management's judgment of a number of factors including estimated migration of loans, collateral deficiency, composition of the loan and property portfolios, loan delinquency experience patterns, loan classifications, and prevailing and forecasted economic conditions.

         During the five years ended December 31, 1996, the Company recorded cumulative provisions for estimated credit losses of $120.3 million, which amount includes loan and property credit loss provisions. Approximately $25.4 million of such cumulative provisions represent reserves established with respect to loans and properties at December 31, 1996. The table below sets forth the source of these cumulative credit losses by property type.

                                                          CUMULATIVE
                                                          PROVISIONS
            PROPERTY TYPE                                 1992-1996
---------------------------------------                ----------------
Construction-related                                       $    42,000
Apartments (5 or more units)                                    32,000
Land                                                            17,000
Single family
    Project concentrations                                      16,000
    Other                                                       10,700
Commercial                                                       2,600
                                                       ----------------
                                                            $  120,300
                                                       ================

         As described elsewhere herein, (1) the Company's sole remaining pre-1995 construction-related loan defaulted in 1996 and was nonperforming at December 31, 1996, (2) the Company's portfolio of foreclosed apartment buildings (all of which previously secured pre-1995 loans), which peaked at over 70 buildings in the third quarter of 1995, had been substantially liquidated by the end of 1996, (3) the Company's investment in project concentration loans and properties had been reduced to $68.4 million at December 31, 1996, from its peak of $96.5 million in 1994, (4) the Company's remaining portfolio of pre-1995 land loans and properties approximated $4.5 million at December 31, 1996, none of which were individually significant and all of which were performing at that date, and (5) the Company's portfolio of commercial real estate-secured loans originated prior to 1995 approximated $7.6 million at December 31, 1996, which amount includes two loans with outstanding principal of $1.1 million at December 31, 1996 (which were made by the Company in 1994 in connection with the sale of the Company's then corporate offices), and which were performing at that date.

         The table below sets forth the general and specific credit losses for the Company's loan and property portfolios as of December 31, 1996 (dollars are in thousands).

                                                                LOANS
                                                 ------------------------------------
                                                   PERFORMING        DELINQUENT (1)       PROPERTIES           TOTAL
                                                 ---------------   ------------------   ---------------   ---------------
AMOUNTS
Specific reserves                                    $      523        $       1,662          $ 11,172          $ 13,357
General reserves                                          8,433                2,897               699            12,029
                                                 ---------------   ------------------   ---------------   ---------------
Total reserves for estimated losses                   $   8,956        $       4,559          $ 11,871          $ 25,386
                                                 ===============   ==================   ===============   ===============
PERCENTAGES
% of total reserves to gross investment                    1.4%                17.1%             37.1%              3.6%
% of general reserves to gross investment                  1.3%                10.8%              2.2%              1.7%

________________

         (1)      Delinquent loans are loans one or more payments past due.

         The table below summarizes the activity in the Company's reserves for the periods indicated (dollars are in thousands).

                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                --------------------------------------------------------------------------
                                                   1996            1995            1994            1993           1992
                                                -----------     -----------     -----------     -----------    -----------
LOANS
Average loans outstanding                       $   671,365     $   578,766     $   604,410     $   756,023    $   845,925
                                                ===========     ===========     ===========     ===========    ===========
Reserve balance at beginning of period          $    15,192     $    21,461     $    46,629     $    52,966    $    10,813
Provision for estimated losses                        7,489          14,850           5,298          10,747         42,153
Charge-offs:
    Permanent loans
        Single family (1-4 units)                    (3,103)         (2,849)           (380)             --             --
        Multi-family (five or more units)            (4,641)         (3,595)           (339)             --             --
        Commercial real estate                           --             (70)             --              --             --
        Land                                             --             (48)             --              --             --
    Residential construction
      (tract development)                                --            (134)             --              --             --
Recoveries                                               --              --              --              72             --
                                                -----------     -----------     -----------     -----------    -----------
Net charge-offs                                      (7,744)         (6,696)           (719)             72             --
Transfer to property and other reserves              (1,422)        (14,423)        (29,747)        (17,156)            --
                                                -----------     -----------     -----------     -----------    -----------
Balance at end of period                        $    13,515     $    15,192     $    21,461     $    46,629    $    52,966
                                                ===========     ===========     ===========     ===========    ===========
Ratio of net charge-offs to average loans
  outstanding during the period                        1.15%           1.16%           0.12%         -0.01%           0.00%

PROPERTIES
Reserve balance at beginning of period          $    15,725     $    32,609     $    39,457     $    15,173    $     2,709
Provision for estimated losses                        3,511           5,100              --          18,662         12,464
Transfers from loan reserves                          1,422          13,873          29,747          17,156             --
Charge-offs                                          (8,787)        (35,857)        (36,595)        (11,267)            --
Recoveries                                               --              --              --            (267)            --
                                                -----------     -----------     -----------     -----------    -----------
Balance at end of period                        $    11,871     $    15,725     $    32,609     $    39,457    $    15,173
                                                ===========     ===========     ===========     ===========    ===========


         Because the Company's loan and property portfolios are not homogenous, but rather consist of discreet segments with different collateral and borrower risk characteristics, management separately measures reserve adequacy, and establishes and maintains reserves for credit losses, for each identifiable segment of its property and loan portfolios. The table and discussion below summarize credit loss reserves and the Company's approach to measuring credit risk for each of its property and loan portfolios at the date indicated (dollars are in thousands).

                                                                     DECEMBER 31, 1996
                                                --------------------------------------------------------
                                                                   % OF                        % OF
                                                   LOANS        ASSET TYPE     PROPERTIES    ASSET TYPE
                                                -----------     -----------   -----------    -----------
PERMANENT
    Single family residences (1-4 units)
        Estate                                     $   279         0.3%          $    --          --%
        Conventional                                 1,702         1.0               343         12.9
        Project concentrations                       4,495         7.3             2,233         31.4
    Multi-family (five or more units)                5,216         2.4               547         17.0
    Commercial real estate                           1,150         1.9               106         30.6
    Land                                               167         1.2             1,242         49.3
CONSTRUCTION
    Single family                                      168         0.3                --           --
    Tract development                                  338         1.0           $ 7,400         45.8
                                                   -------                       -------
                                                   $13,515         1.8%          $11,871         37.1%
                                                   =======                       =======

         The discussion below summarizes the Company's approach to establishing and maintaining reserves for each of its principal loan subportfolios. With respect to its pre-1995 loan subportfolios, the magnitude of the Company's loan delinquencies, foreclosures and property liquidations since 1993 have provided management with significant and relevant empirical data about migration trends, post-foreclosure costs, marketing timeframes and ultimate recoveries from property disposal. In addition, management has performed one or more loan-specific reviews of virtually every loan within the Company's pre-1995 loan portfolios, including obtaining or calculating the current estimated value of the Company's collateral. This information is utilized by management in measuring the reserve adequacy of each of the Company's primary subportfolios. With respect to each of these subportfolios, the Company generally maintains GVAs which approximate 200% of the potential annual credit losses which would result from applying relevant historical migration and loss factors to the remaining performing loans within each subportfolio. These migration and loss factors are updated periodically for recent activity and their application in the future could result in increases or decreases to GVAs allocated to each subportfolio should the Company's migration and loss experience change.

Conventional

         For performing loans, general reserves are established based upon estimated portfolio migration and estimated loss content (i.e., the estimated collateral deficiency determined by reference to current market indicators of the properties' liquidation value). These factors are distinguished by the classification of the loan. For delinquent loans and for owned homes, general and specific reserves are established, or charge-offs recorded, based upon the current fair market value of the property, less selling and renovation costs, by reference to appraisals or other indicators of the properties' current value believed by management to be reliable, or the Company's actual loss experience from selling foreclosed homes since 1993.

Project Concentrations

         As described elsewhere herein, management has identified numerous project concentrations involving takeout loans made by the Company to facilitate sales within residential tract developments, the construction of which was financed by the Company. For performing loans within a concentration, management establishes general reserves in an amount equal to the estimated collateral deficiency observable by reference to closed unit sales during the past two years (generally, sales of foreclosed units by the Company) for the number of performing loans expected to default in the future and result in foreclosure of the Company's collateral. For delinquent loans and foreclosed units, the Company's actual sales experience during the past two years is utilized to establish specific reserves or to charge-off estimated losses.

Multi-family

         As described elsewhere herein, management has performed one or more asset reviews for virtually its entire pre-1995 apartment-secured loan portfolio (i.e., loans secured by buildings with five or more units). In addition, the Company has foreclosed upon and sold (during 1995 and 1996) a large number of buildings with the same characteristics (location, size, age, unit mix) as those of the Company's remaining loan collateral. The estimated valuations derived from the foregoing are utilized to establish loss factors, by loan classification, which are coupled with the portfolio's estimated migration to establish general reserves for performing loans. For nonperforming loans and for owned buildings, specific reserves are established and, where appropriate, charge-offs are recorded, for the estimated loss expected from foreclosure (in the case of nonperforming loans) and disposition of the building, by reference to the properties' cash flows and the application of current market investor return and financing factors, less transaction and renovation costs.

Construction

         At December 31, 1996, the Company had investments in three foreclosed residential tract developments. Reserves had been established, or charge-offs had been recorded, through December 31, 1996, based upon revenues and costs to and at completion. With respect to one of these developments, construction was complete at the end of 1996 and most of the completed units had been sold. With respect to one other development, construction was approximately 70% complete and all of the available units in the project had been sold. With respect to the last development, construction was substantially complete at December 31, 1996 but no units had yet been sold. The Company currently expects to liquidate all of these units throughout the course of 1997.

Post-1994 Originations

         The Company originated $529.7 million of permanent loans and construction loan commitments during 1995 and 1996. At December 31, 1996, $6.8 million of loan principal originated since 1994 was one or more payments delinquent as to scheduled principal and interest payments, or 1.3% of cumulative loan commitments. Based upon appraisals completed at the various origination dates, the average loan-to-value ratio associated with these delinquent loans is 79%. Through December 31, 1996, the Company had not foreclosed upon the collateral securing any of its post-1994 loan originations. However, during the first quarter of 1997, the Company acquired one property through foreclosure which secured a $3.2 million loan. Shortly following its acquisition, the Company agreed to sell the property for an amount which would result in no economic loss to the Company. At March 31, 1997, the Company had received nonrefundable deposits from the purchaser totaling $0.8 million. See Nonaccrual Loans. Also during the first quarter of 1997, the Company sold one loan originated since 1994, with a principal balance of $3.2 million and secured by an office building, which became delinquent during the quarter. In connection with this sale, the Bank received consideration equal to its unpaid principal balance plus all arrearages and out-of-pocket costs. Accordingly, the sale resulted in no economic loss to the Company.

         Because the loans originated by the Company since 1994 have been outstanding for a limited period of time, and because no realized losses have been incurred through December 31, 1996 with respect to this portfolio, the Company does not utilize the same experiential migration and loss factors which are the basis for establishing GVAs for its pre-1995 loans. Until this portfolio of loans gains further seasoning, management has established, and will continued to establish, GVAs based upon broad estimates of potential adverse migration and the costs attendant to foreclosure, renovation (if applicable), marketing and disposition.

         General reserves are established for each of the business lines, and loan principal outstanding, based on on-going valuation assessments of the Company's collateral, expected migration of loans by respective classification status, and other general factors which may have an impact on the expected collectability of loan principal outstanding.

         Permanent loan financings typically have interim borrower reporting requirements, and have other financial measurement covenants, which management assesses in its periodic asset reviews, classifications, and establishment of general reserves. Establishment of general reserves related to the post-1994 loan portfolio will be evaluated on a continual basis given the nature of the Company's business lines.

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

         The table below summarizes the composition of the Company's property portfolio at the dates indicated (dollars are in thousands).

                                                         1996           1995
                                                     -----------    -----------
SINGLE FAMILY RESIDENCES
    Conventional                                     $     2,660    $     8,815
    Project concentrations                                 7,117          6,419
MULTI-FAMILY (FIVE OR MORE UNITS)                          3,215         18,877
CONSTRUCTION (TRACT DEVELOPMENTS)                         16,156         15,414
LAND                                                       2,517          3,759
COMMERCIAL                                                   346            346
                                                     -----------    -----------
GROSS INVESTMENT(1)                                       32,011         53,630
ALLOWANCE FOR ESTIMATED LOSSES                           (11,871)       (15,725)
                                                     -----------    -----------
NET INVESTMENT                                       $    20,140    $    37,905
                                                     ===========    ===========

------------------

(1) Loan principal at foreclosure, plus post-foreclosure capitalized costs, less cumulative charge-offs.

         The following summarizes the Company's significant investments in individual properties and the carrying value of the Company's investment at December 31, 1996.

Conventional

         At December 31, 1996, the Company owned 14 homes with a gross investment of $2.7 million (net of charge-offs) and a net carrying value of $2.4 million (net of charge-offs and specific valuation allowances). These homes are expected to be liquidated in the ordinary course of business during 1997 without the incurrence of significant additional losses.

Project Concentrations

         At December 31, 1996, the Company owned 78 units within project concentrations, with a gross investment of $7.1 million (net of charge-offs) and a carrying value of $5.1 million (net of charge-offs and specific valuation allowances). Approximately $3.3 million of the Company's carrying value in project concentration properties at December 31, 1996 consisted of 64 units in two projects, which are described below.

         o Daisy ($1.9 million) - Represents the Company's investment in 37 entry-level condominiums, which are part of a larger 60 unit condominium project located in Huntington Park, California. At December 31, 1996, the Company also had outstanding loan principal of $1.7 million secured by an additional 19 units within this project. The remaining four units secure loans from other financial institutions. The Company financed the construction of this complex in 1989 and provided original concessionary first trust deed financing for the individual purchase of 56 of the 60 units therein in 1991 and 1992. The Company's loans approximated 85% of the stated purchase price of the units and the developer provided most of the remaining financing necessary to close individual unit sales, with little or no cash brought to bear by the purchasers. During 1996, the Company ceased marketing foreclosed units for sale because of an absence of demand for such units. Concurrently, the Company began renting its units with the intention of operating them, and all subsequently acquired units, as rentals indefinitely into the future. At December 31, 1996, substantially all of the Company's units had been rented. Credit losses have been recorded on this investment (both foreclosed properties and loans) based upon valuation of the entire complex as a rental apartment building, rather than as for-sale condominiums. Through December 31, 1996, the Company had recorded cumulative credit losses of $2.5 million covering its aggregate exposure, allocated between loans and properties so as to produce individual unit carrying values consistent with operation of the complex as a rental property.

         o Cerise Avenue ($1.4 million) - In August 1996, the Company foreclosed upon the remaining 27 unsold units within a 43 unit condominium complex located in Hawthorne, California. The 16 units not acquired through foreclosure were sold by the original developer during 1995 and 1996. These units sales were not financed by the Company. Subsequent to foreclosure, the Company has spent approximately $0.4 million to bring the unsold units to a marketable condition. Retail sales of the remaining units commenced in early 1997 and sellout is expected by the end of 1997. Through December 31, 1996, the Company had recorded cumulative credit losses of $0.7 million covering the Company's foreclosed property investment. No significant additional losses are expected through the sellout of these units.

         The remainder of the Company's investment in real estate owned related to project concentrations at December 31, 1996 is expected to be liquidated in the ordinary course of business during 1997 without the incurrence of additional credit losses.

Multi-family (5 or more units)

         At December 31, 1996, the Company owned 11 apartment buildings with a gross investment of $3.2 million (net of charge-offs) and a carrying value of $2.7 million (net of charge-offs and specific valuation allowances). These buildings are expected to be liquidated in the ordinary course of business during 1997 without the incurrence of significant additional losses.

Construction (tract development)

         At December 31, 1996, the Company retained investments in three multiple-unit, for-sale housing developments, with a gross investment of $16.2 million (net of charge-offs) and a carrying value of $9.0 million (net of charge-offs and specific valuation allowances). With respect to one of these developments, two homes remained unsold at year end 1996, representing $0.5 million of the Company's carrying value. The other two developments, and the Company's investments therein at December 31, 1996, are further described below.

         o Belcourt ($5.3 million) - Represents the Company's investment in a 40 unit condominium development in Los Angeles County, California. In April 1994, the Company foreclosed upon approximately 2.2 acres of land which secured a $1.5 million loan. In February 1996, the Company commenced development of 40 condominium units on the site. Construction was completed in December 1996 and retail sales of individual units commenced in early 1997. At December 31, 1996, there were no material costs to complete and sellout of the project is expected by the end of 1997. The Company will not finance individual unit sales. Through the end of 1996, the Company had invested a total of $6.1 million (including its original loan) in this development and had recorded cumulative credit losses of $0.8 million. No significant additional losses are expected through the final liquidation of the Company's investment.

         o Marbella ($3.2 million) - represents the Company's remaining investment in a 100 unit, luxury condominium development located in a golf course-oriented, master-planned development in Orange County, California. Since the Company's foreclosure in May 1993, at which time the Company's investment approximated $19.0 million and was represented by 42 partially completed units, the Company has invested approximately $17.6 million to (1) complete, market and sell 76 units, (2) complete six model units, and (3) commence construction of the final 18 units. The remaining cost prospectively from December 31, 1996 to complete and to market the remaining units is estimated to be $5.1 million, which amount has been considered in the carrying value of the Company's investment at December 31, 1996. Construction is expected to be completed, and the finished units sold, by the end of 1997. To date, the Company has not financed, nor does it anticipate financing, unit sales. Through December 31, 1996, the Company had recorded credit losses of approximately $14.3 million related to this development. Based upon current estimates to and at completion, no additional loss from this development is anticipated.

Land

         At December 31, 1996, the Company owned four land parcels acquired through foreclosure during 1993 and 1994 with a gross investment of $2.5 million (net of charge-offs) and a carrying value of $1.3 million (net of charge-offs and specific valuation allowances). The Company's investment in two of these parcels has been completely charged off. The other two parcels consist of (i) 160 acres of undeveloped land in Santa Clarita, California with a carrying value of $0.8 million, which the Company anticipates will be sold in 1997 without significant additional losses, and (ii) land in Hermosa Beach, California with a carrying value of $0.5 million, which has tentatively been approved for the construction of luxury homes and, upon receipt of final approvals, will either be sold or developed by the Company.

         Although the Company expects to sell during 1997 a substantial amount of the real estate owned held by it at December 31, 1996 without significant additional losses, there can be no assurance that this will be the case. Sales of real estate generally are subject to market and economic conditions, including the real estate markets in which the properties are located and the level of prevailing interest rates, and other factors beyond the control of management of the Company, which could cause substantial inter-period variations in the results of such activities.

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

DEPOSITS

         The Company has several types of deposit accounts principally designed to attract short-term deposits. The following table sets forth the distribution of average deposits and the weighted average interest rates paid thereon during the periods indicated (dollars are in thousands). See NOTE G of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                            YEARS ENDED DECEMBER 31,
                               -------------------------------------------------------------------------------
                                               1996                                       1995
                               -------------------------------------    --------------------------------------
                                             WEIGHTED                                 WEIGHTED
                                             AVERAGE        PERCENT                   AVERAGE        PERCENT
                                             INTEREST         OF                      INTEREST          OF
                                AMOUNT(1)      RATE          TOTAL      AMOUNT(1)       RATE           TOTAL
                               ----------  -----------    ----------    ----------   ----------    -----------
Checking/NOW                   $ 28,032        0.8%          4.0%        $ 29,431       1.6%            4.3%
Passbook                         26,500        1.9           3.8           29,831       0.7             4.4
Money market deposits            26,254        1.4           3.7           51,920       2.0             7.7
Certificates of deposit         621,050        5.6          88.5          564,147       5.7            83.6
                               --------                    ------        --------                     ------
  Total                        $701,836        5.1%        100.0%        $675,329       5.0%          100.0%
                               ========                    ======        ========                     ======

                                             DECEMBER 31,
                               --------------------------------------
                                                1994
                               --------------------------------------
                                              WEIGHTED
                                              AVERAGE       PERCENT
                                              INTEREST        OF
                                AMOUNT(1)       RATE         TOTAL
                               ----------   ----------   ------------
Checking/NOW                     $ 38,462       0.5%          5.0%
Passbook                           35,978       3.8           4.7
Money market deposits             110,324       1.9          14.5
Certificates of deposit           578,538       4.5          75.8
                                 --------                   -----
  Total                          $763,302       3.9%        100.0%
                                 ========                   ======

----------------
(1) Amounts represent monthly averages.

         The table below sets forth the maturities of the Company's certificates of deposit outstanding at the dates indicated (dollars are in thousands).


                                                             DECEMBER 31, 1996
                               ------------------------------------------------------------------------------
                                                   OVER            OVER
                                               THREE MONTHS     SIX MONTHS
                               THREE MONTHS       THROUGH         THROUGH          OVER
                                  OR LESS       SIX MONTHS       ONE YEAR        ONE YEAR          TOTAL
                               --------------  --------------  --------------  --------------  --------------
BALANCES LESS
  THAN $100,000
    3.00% or less                 $    2,345        $      -        $      -      $        4      $    2,349
    3.01% - 4.00%                        236             104                                             340
    4.01% - 5.00%                     54,800           4,556           3,239          17,127          79,722
    5.01% - 6.00%                    108,271          91,529          93,528          52,373         345,701
    6.01% - 7.00%                      9,760           6,464          40,078          22,706          79,008
    7.01% or more                        234                                             100             334
                               --------------  --------------  --------------  --------------  --------------
                                     175,646         102,653         136,845          92,310         507,454
BALANCES GREATER
  THAN OR EQUAL
   TO $100,000
    3.00% or less                        104                                                             104
    3.01% - 4.00%
    4.01% - 5.00%                     12,609                             160           5,934          18,703
    5.01% - 6.00%                     29,449          25,322          30,697          11,224          96,692
    6.01% - 7.00%                      3,554           2,060          13,373           5,010          23,997
    7.01% or more                                        200                             100             300
                               --------------  --------------  --------------  --------------  --------------
                                      45,716          27,582          44,230          22,268         139,796
                               --------------  --------------  --------------  --------------  --------------

TOTAL                             $  221,362      $  130,235      $  181,075      $  114,578      $  647,250
                               ==============  ==============  ==============  ==============  ==============


                                                              DECEMBER 31, 1995
                               ------------------------------------------------------------------------------
                                                   OVER            OVER
                                               THREE MONTHS     SIX MONTHS
                               THREE MONTHS       THROUGH         THROUGH          OVER
                                  OR LESS       SIX MONTHS       ONE YEAR        ONE YEAR          TOTAL
                               --------------  --------------  --------------  --------------  --------------
BALANCES LESS
  THAN  $100,000
    3.00% or less                 $      545      $        2        $      -        $      -      $      547
    3.01% - 4.00%                      5,702           1,636             276              27           7,641
    4.01% - 5.00%                     64,714          16,518          25,675           2,639         109,546
    5.01% - 6.00%                     56,392          53,349         116,277          27,994         254,012
    6.01% - 7.00%                     43,515          12,807          10,977          26,312          93,611
    7.01% or more                        466           1,536           4,643           1,137           7,782
                               --------------  --------------  --------------  --------------  --------------
                                     171,334          85,848         157,848          58,109         473,139
BALANCES GREATER
  THAN OR EQUAL
   TO $100,000
    3.00% or less                        101                                                             101
    3.01% - 4.00%                        108             338                                             446
    4.01% - 5.00%                     13,800           2,666           5,660           1,286          23,412
    5.01% - 6.00%                     12,549          16,975          31,331           6,640          67,495
    6.01% - 7.00%                     15,112           5,292           5,743           8,296          34,443
    7.01% or more                      1,020           1,191           1,672             630           4,513
                               --------------  --------------  --------------  --------------  --------------
                                      42,690          26,462          44,406          16,852         130,410
                               --------------  --------------  --------------  --------------  --------------

TOTAL                             $  214,024      $  112,310      $  202,254      $   74,961      $  603,549
                               ==============  ==============  ==============  ==============  ==============

BORROWINGS


         The Company considers advances from the FHLB system its primary source of borrowings. The FHLB system functions as a source of credit to savings institutions which are members of a Federal Home Loan Bank System. See REGULATION-Federal Home Loan Bank System. The Company may apply for advances from the FHLB secured by the capital stock of the FHLB owned by the Company and certain of the Company's mortgages and other assets (principally obligations issued or guaranteed by the U.S. Government or agencies thereof). Advances can be requested for any business purpose in which the Company is authorized to engage. In granting advances, the FHLB considers a member's credit worthiness and other relevant factors. At December 31, 1996, the Company had an approved line of credit (collateralized by specific mortgage collateral) with the FHLB for $200.0 million at terms of up to two years. The Company had outstanding at year-end 1996 borrowings from the FHLB of $50.0 million at a weighted average interest rate of 6.12% which mature in June 1997.

         In early 1997, the FHLB approved an increase in the Company's line of credit to up to 35% of total assets, collateralized by a combination of mortgage and investment securities collateral with terms up to ten years. With anticipated future loan fundings and investment purchases, the Company expects to actively utilize the available line.

         To further supplement its funding needs, the Company may enter into reverse repurchase agreements, in which it sells securities with an agreement to repurchase the same securities at a specific future date (overnight to 90 days). The Company enters into such transactions only with dealers determined by management to be financially strong and who are recognized as primary dealers in U.S. Treasury securities by the Federal Reserve Board. The Company had no such borrowings in 1996. See NOTE H of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ACCOUNTS PAYABLE AND OTHER LIABILITIES

         Accounts payable and other liabilities totaled $23.2 million and $4.6 million at December 31, 1996 and 1995, respectively. At year end 1996, the Company had recorded a liability of approximately $15.0 million relating to the repurchase of certain loans sold in December. After year end, the Company agreed to repurchase these loans and has included them in total loans receivable in the Company's consolidated balance sheets. This amount represents the cash to be paid for the loans repurchased. Final settlement of this amount was made in February 1997.

SENIOR NOTES

         At December 31, 1996 and 1995, the Company had outstanding $12.3 million and $12.0 million, respectively, in Senior Notes due 2000, which were issued in December 1995. The increase in senior notes from 1995 to 1996 represents $0.3 million of amortization on the OID recorded upon the issuance of these senior notes, which have an aggregate principal amount of $13.5 million, and is recorded as additional interest expense in the Company's statements of operations. Total interest expense on senior notes recorded during 1996 was $1.9 million.

STOCKHOLDERS' EQUITY

         Total stockholders' equity at December 31, 1996 and 1995 was $43.9 million and $39.0 million, respectively. The increase in equity of $4.9 million in 1996 over 1995 was due to consolidated net earnings of $7.5 million, which were offset in part by accrued but unpaid dividends of $2.4 million on the Cumulative Perpetual Preferred Stock issued by the Company in December 1995.

LIQUIDITY

         The table below summarizes the principal cash flows which gave rise to the change in the size of the Company's balance sheet during the past three years (dollars are in thousands).

                                                             YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       1996           1995            1994
                                                   -------------   ------------   -------------
BEGINNING CASH AND EQUIVALENTS                         $ 14,015       $ 18,063        $ 42,901

ASSET CASH FLOWS
Net cash flows attributable to
  Foreclosed properties(1)(2)                            14,655         25,967          54,344
  Securities(3)                                          24,687         39,007          (6,742)
  Sales of loans                                        130,413         19,282               -
  Loan principal payments and payoffs                    93,953         44,254          67,080
  Cash flows from other assets(4)                       (10,965)         2,221          23,854
                                                   -------------   ------------   -------------
                                                        252,743        130,731         138,536

New loans, net of undisbursed funds(2)                 (266,590)      (160,035)        (27,769)
                                                   -------------   ------------   -------------
Net asset cash flows                                    (13,847)       (29,304)        110,767
                                                   -------------   ------------   -------------

LIABILITY CASH FLOWS
Deposits
  Net sales of deposits                                (178,884)       (16,807)       (183,260)
  Other changes, net                                    204,972         65,698           6,107
Net short-term borrowings                                50,000        (47,141)         47,141
Cash flows from other liabilities                        14,616         (1,840)         (1,687)
                                                   -------------   ------------   -------------
Net liability cash flows                                 90,704            (90)       (131,699)
                                                   -------------   ------------   -------------

EQUITY CASH FLOWS
Net proceeds from capital offering                            -         25,843               -
Cash flows from operations                                3,106           (497)         (3,906)
                                                   -------------   ------------   -------------
Net equity cash flows                                     3,106         25,346          (3,906)
                                                   -------------   ------------   -------------
Total liability and equity cash flows                    93,810         25,256        (135,605)
                                                   -------------   ------------   -------------
NET CASH FLOWS                                           79,963         (4,048)        (24,838)
                                                   -------------   ------------   -------------
ENDING CASH AND EQUIVALENTS                            $ 93,978       $ 14,015        $ 18,063
                                                   =============   ============   =============

------------------
         (1) Proceeds from sales of properties, less post-foreclosure capitalized costs.

         (2) New loan cash flows and the net proceeds from sales of properties exclude the financed portion of property sales where the Company financed the sale. For the three years ended December 31, 1996, the Company provided $18.2 million, $16.0 million, and $13.4 million, respectively, of financing in connection with sales of foreclosed properties, which amounts principally related to sales of apartment buildings.

         (3)      Includes sales and purchases of investment securities.

         (4) Includes fixed assets, FHLB stock, income tax receivable, other loan related disbursements and other assets.

INTEREST RATE RISK MANAGEMENT

         The objective of interest rate risk management is to stabilize the Company's net interest income ("NII") while limiting the change in its net portfolio value ("NPV") from interest rate fluctuations. The Company seeks to achieve this objective by matching its interest sensitive assets and liabilities, and maintaining the maturity and repricing of these assets and liabilities at appropriate levels given the interest rate environment. When the amount of rate sensitive liabilities exceeds rate sensitive assets within specified periods, the NII generally will be negatively impacted by a rising rate environment during such periods. The speed and velocity of the repricing of assets and liabilities will also contribute to the effects on NII.

         The Company utilizes two methods for measuring interest rate risk. Gap analysis is the first method, with a focus on measuring absolute dollar amounts subject to repricing within certain periods of time, particularly the one-year maturity horizon.

         In addition to utilizing gap analysis in measuring interest rate risk, the Company performs periodic interest rate simulations. These simulations provide the Company with an estimate of both the dollar amount and percentage change in NII under various interest rate scenarios. All assets and liabilities are subjected to tests of up to 400 basis points in increases and decreases in interest rates. Under each interest rate scenario, the Company projects its net interest income and the NPV of its current balance sheet. From these results, the Company can then develop alternatives to dealing with the tolerance thresholds.

         During 1995, the Company initiated certain measures to reduce interest rate risk exposure embedded within the balance sheet. These measures included the sale of approximately $110 million in fixed rate assets and the purchase of a $450 million interest rate cap on the liability base subject to reprice within a six-month period. During 1996, the Company continued to reduce interest rate risk exposure by making additional fixed rate loan sales of approximately $35.0 million and sales of single family 11th DCOFI-indexed loans amounting to approximately $45.0 million. The Company also was successful in extending the duration of its liability base from six to seven months during the course of 1996.

         A principal mechanism used by the Company in the past for interest rate risk management was the origination of ARMs tied to the 11th DCOFI. The basic premise was that the Company's actual cost of funds would parallel the 11th DCOFI and, as such, the interest rate spread would generate the desired operating results. Adjustable rate mortgage loans ("ARMS") comprised almost all of the Company's loan originations during 1996. ARMs represented approximately 75% of the Company's loan portfolio at December 31, 1996 and 1995, respectively. The Company currently originates loans tied to multiple indices including
London Interbank Offered Rate ("LIBOR"), CMT, prime, and 11th DCOFI.

         ARMs tied to 11th DCOFI are slower in responding to current interest rate environments than other types of variable rate loans because the index is a compilation of the average rates paid by member institutions of the 11th District of the FHLB. This index typically lags market rate changes in both directions. If interest rates on deposit accounts increase due to market conditions and competition, it may be anticipated that the Company will, absent offsetting factors, experience a decline in its net interest margin. A contributing factor would be the lag in upward pricing of the ARMs tied to the 11th DCOFI. However, the lag inherent in the 11th DCOFI will also cause the ARMs to remain at a higher rate for a longer period after interest rates on deposits begin to decline. The 11th DCOFI lag during a falling interest rate environment should benefit, in the short-term, the Company's Net Interest Margin, but the actual dynamics of prepayments and the fact that ARMs reprice at various intervals may alter this expected benefit.

         Since 1995, the Company has been utilizing interest rate floors to mitigate the risk of interest margin compression on its new loans in a decreasing interest rate environment. Typically, these floors represent the rate at underwriting. Additionally, on most new income property loans, the Company utilizes interest rate caps. These caps are life caps and are usually five points above the rate at underwriting or at an amount that would still allow for one-to-one debt service coverage at the maximum rate, thereby reducing the likelihood of borrower default in a rising interest rate environment. The risk to the Company that is associated with the interest rate caps is that interest rates will exceed the maximum loan rates on such loan, and while the Company's cost of funds continues to rise, the interest income derived from these loans will be fixed, resulting in an overall compression on net interest income.

         The following sets forth information concerning sensitivity of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 1996 (dollars in thousands). Such assets and liabilities are classified by the earlier of maturity or repricing date.

                                                            OVER THREE      OVER SIX      OVER ONE
                                                THREE        THROUGH         THROUGH        YEAR           OVER
                                                MONTHS         SIX            TWELVE       THROUGH         FIVE
                                               OR LESS        MONTHS          MONTHS      FIVE YEARS       YEARS           TOTAL
                                             -----------    -----------    -----------    -----------    -----------    -----------
INTEREST-EARNING ASSETS
    Cash and cash equivalents(1)             $    12,586    $        --    $       100    $        --    $        --    $    12,686
    Investments and FHLB stock                     6,788            796            802         36,773             --         45,159
    Loans(2)                                     286,882        191,094         55,409         44,447        114,695        692,527
                                             -----------    -----------    -----------    -----------    -----------    -----------
        Total interest-earning assets        $   306,256    $   191,890    $    56,311    $    81,220    $   114,695    $   750,372
                                             ===========    ===========    ===========    ===========    ===========    ===========
INTEREST-BEARING LIABILITIES
    Deposits
        Demand                               $    70,559    $        --    $        --    $        --    $        --    $    70,559
        CDs                                      221,362        130,235        181,075        114,578             --        647,250
    FHLB advances                                     --         50,000             --             --             --         50,000
    Senior Notes                                      --             --             --         12,307             --         12,307
                                             -----------    -----------    -----------    -----------    -----------    -----------
        Total interest-bearing liabilities   $   291,921    $   180,235    $   181,075    $   126,885    $        --    $   780,116
                                             ===========    ===========    ===========    ===========    ===========    ===========

        Interest rate sensitivity gap        $    14,335    $    11,655    $  (124,764)   $   (45,665)   $   114,695    $   (29,744)
        Cumulative interest rate
          sensitivity gap                         14,335         25,990        (98,774)      (144,439)       (29,744)       (29,744)
        Cumulative interest rate
          sensitivity gap as a percentage
          of total interest-earning assets           4.7%          13.5%       -175.4%        -177.8%         -25.9%          -4.0%
---------------

(1) Cash and cash equivalents do not include $81.3 million of non-interest earning cash, a substantial portion of which was invested in loans and securities subsequent to December 31, 1996.

(2) Balances include nonaccrual loans of $28.6 million at December 31, 1996.

REGULATORY CAPITAL REQUIREMENTS

         Federally-insured savings institutions such as the Bank are required to maintain minimum levels of regulatory capital. The OTS also is authorized to impose capital requirements in excess of these standards on individual savings institutions on a case-by-case basis. At December 31, 1996, the Bank was in compliance with all applicable regulatory capital requirements and qualified as a "well-capitalized" institution under applicable laws and regulations. For information relating to the Bank's compliance with these requirements, see ITEM
1. BUSINESS - REGULATION - SAVINGS INSTITUTION REGULATION - Regulatory Capital Requirements.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable

                                  P A R T III.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required in ITEM 10 is hereby incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission for the 1997 Annual Meeting of Stockholders ("Proxy Statement") under the captions "NOMINATION AND ELECTION OF DIRECTORS" and "COMPENSATION OF EXECUTIVE OFFICERS DURING 1996."


ITEM 11. EXECUTIVE COMPENSATION.

         The information required in ITEM 11 is hereby incorporated by reference to the Proxy Statement under the captions "COMPENSATION OF EXECUTIVE OFFICERS DURING 1996" and "REPORT ON EXECUTIVE COMPENSATION."


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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A) The following documents are filed as part of this report:

           (1)    Financial Statements.

                  INDEPENDENT AUDITORS' REPORT

                  CONSOLIDATED FINANCIAL STATEMENTS

                           Consolidated Statements of Financial Condition as of December 31, 1996 and 1995.

                           Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994.

                           Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994.

                           Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

                           Notes to Consolidated Financial Statements for the years ended December 31, 1996, 1995 and 1994.

                  MANAGEMENT'S ASSERTION REPORT

                  INDEPENDENT ACCOUNTANTS' REPORT

           (2)    Financial Statement Schedules.

                  Schedules are omitted because the conditions requiring their filing are not applicable or because the required information is provided in the Consolidated Financial Statements, including the Notes thereto.

           (3)    Exhibits.

                  EXHIBIT NO.       DESCRIPTION OF DOCUMENT

                     (3.1) Certificate of Incorporation and Bylaws. The Company's Certificate of Incorporation and Bylaws are attached as Exhibits 4(a) and 4(b) to the Company's Registration Statement on Form S-8 (Registration No. 33-74800) filed on February 3, 1994.

                     (3.2)          Amendment of Certificate of Incorporation.
                                    Filed as Exhibit 3 to the Company's
                                    Quarterly Report on Form 10-Q for the
                                    quarter ended September 30, 1995.

                     (3.3) Certificate of Designations and Preferences of the Cumulative Preferred Stock, Series A. Filed with Form 8-K dated February 7, 1996.

                     (4.1) Specimen Stock Certificate for the Company's Common Stock. Filed as Exhibit 4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1985.

                     (4.2) Form of Senior Notes due 2000. Filed as an exhibit to the Form 8-K dated February 7, 1996.

                  EXHIBIT NO.       DESCRIPTION OF DOCUMENT

                     (10.1) Stock Option Plan. Filed as an exhibit to the Form S-8 (Registration No. 33-74800) dated February 3, 1994 and updated filing on Form S-8 (Registration No. 333-23587) dated March 19, 1997.

                     (10.2) Employment Agreement between the Company and Scott Braly. Filed as Exhibit 10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

                     (10.3)         Lease of corporate headquarters.

                     (10.4) Unit Purchase Agreement between the Company and the investors named therein. Filed as an exhibit to the Form 8-K dated February 7, 1996.

                     (10.5) Form of Warrant to purchase 2.4 million shares of common stock. Filed as an exhibit to the Form 8-K dated February 7, 1996.

                     (10.6) Registration Rights Agreement between the Company and certain investors as named therein. Filed as an exhibit to the Form 8-K dated February 7, 1996.

                     (11.1) Statement re: Computation of Per Share Earnings (see Note A of the Notes to Consolidated Financial Statements).

                     (21.1)         Subsidiaries of the Registrant. Filed as
                                    Exhibit 22 to the Company's Annual Report on
                                    Form 10-K for the year ended December 31, 1994.

                     (23.1)         Independent Auditors' Consent.

                     (27.1)         Financial Data Schedules.


     (B)   Reports on Form 8-K

           No current reports on Form 8-K were filed for the three months ended December 31, 1996.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:     APRIL 14, 1997        HAWTHORNE FINANCIAL CORPORATION


                                 BY:    /S/  SCOTT A. BRALY
                                        ---------------------------------------
                                             SCOTT A. BRALY, PRESIDENT
                                             AND CHIEF EXECUTIVE OFFICER


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE                                                             DATE
---------                                                             ----

/S/  SCOTT A. BRALY                                              April 14, 1997
-----------------------------------------------------
SCOTT A. BRALY, PRESIDENT AND
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)


/S/  NORMAN A. MORALES                                           April 14, 1997
-----------------------------------------------------
NORMAN A. MORALES, EXECUTIVE VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)


/S/  MARILYN G. AMATO                                            April 14, 1997
-----------------------------------------------------
MARILYN G. AMATO, DIRECTOR


/S/  TIMOTHY R. CHRISMAN                                         April 14, 1997
-----------------------------------------------------
TIMOTHY R. CHRISMAN, CHAIRMAN OF THE BOARD


/S/  R. MICHAEL HALL                                             April 14, 1997
-----------------------------------------------------
R. MICHAEL HALL, DIRECTOR


/S/  CHARLES S. JACOBS                                           April 14, 1997
-----------------------------------------------------
CHARLES S. JACOBS, DIRECTOR


/S/  ANTHONY W. LIBERATI                                         April 14, 1997
-----------------------------------------------------
ANTHONY W. LIBERATI, DIRECTOR


/S/  HARRY F. RADCLIFFE                                          April 14, 1997
-----------------------------------------------------
HARRY F. RADCLIFFE, DIRECTOR


/S/  HOWARD E. RITT                                              April 14, 1997
-----------------------------------------------------
HOWARD E. RITT, DIRECTOR


/S/  ROBERT C. TROOST                                            April 14, 1997
-----------------------------------------------------
ROBERT C. TROOST, DIRECTOR

              FINANCIAL STATEMENTS AND INDEPENDENT AUDITORS' REPORT

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                        AS OF DECEMBER 31, 1996 AND 1995

                       THREE YEARS ENDED DECEMBER 31, 1996

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

     CONSOLIDATED STATEMENTS OF OPERATIONS                          F-6

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                F-7

     CONSOLIDATED STATEMENTS OF CASH FLOWS                          F-8

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     F-10

MANAGEMENT'S ASSERTION REPORT                                       F-44

INDEPENDENT ACCOUNTANTS' REPORT                                     F-46

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Hawthorne Financial Corporation
El Segundo, California:


      We have audited the accompanying consolidated statements of financial condition of Hawthorne Financial Corporation and Subsidiary (the "Company") as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial condition of Hawthorne Financial Corporation and Subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP


January 31, 1997
Los Angeles,  California

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                           (DOLLARS ARE IN THOUSANDS)

ASSETS

                                                                                             DECEMBER 31,
                                                                                   ---------------------------------
                                                                                        1996              1995
                                                                                   ---------------   ---------------
Cash and cash equivalents (NOTE B)                                                      $  93,978         $  14,015

Investment securities-available-for-sale, at market (NOTE C)                               38,371            62,793

Loans receivable (net of allowance for
    estimated credit losses of $13,515 in 1996
    and $15,192 in 1995) (NOTE D)                                                         672,401           617,328

Real estate owned (net of allowance for
    estimated losses of $11,871 in 1996
    and $15,725 in 1995) (NOTE E)                                                          20,140            37,905

Accrued interest receivable                                                                 4,781             3,583

Investment in capital stock of Federal
    Home Loan Bank - at cost                                                                6,788             6,312

Office property and equipment - at cost,
    net (NOTE F)                                                                            4,729             9,597

Deferred tax asset, net (NOTE I)                                                            4,243

Other assets                                                                                1,764             2,050
                                                                                   ---------------   ---------------
                                                                                        $ 847,195         $ 753,583
                                                                                   ===============   ===============


     The accompanying notes are an integral part of these statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                  (DOLLARS ARE IN THOUSANDS EXCEPT PAR VALUES)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                              DECEMBER 31,
                                                                                        -------------------------
                                                                                           1996          1995
                                                                                        -----------   -----------
Liabilities
    Deposits (NOTE G)                                                                    $ 717,809     $ 698,008
    Short-term borrowings (NOTE H)                                                          50,000
    Accounts payable and other liabilities                                                  23,157         4,603
    Senior notes (NOTE L)                                                                   12,307        12,006
                                                                                        -----------   -----------
                                                                                           803,273       714,617
Commitments and contingencies (NOTE P)

Stockholders' equity (NOTES L and M)
    Preferred stock - $0.01 par value; authorized 10,000,000 shares
        Cumulative preferred stock, series A: liquidation preference,
          $50 per share; authorized, 270 shares; outstanding, 270 shares Common stock - $0.01 par value; authorized, 20,000,000 shares;
        issued and outstanding, 2,604,675 shares                                                26            26
    Capital in excess of par value - cumulative preferred stock, series A                   11,592        11,592
    Capital in excess of par value - common stock                                            7,745         7,745
    Unrealized gain (loss) on available-for-sale securities                                   (132)            6
    Retained earnings                                                                       24,858        19,788
                                                                                        -----------   -----------
                                                                                            44,089        39,157

 Less
    Treasury stock, at cost - 5,400 shares                                                     (48)          (48)
    Loan to Employee Stock Ownership Plan (NOTE K)                                            (119)         (143)
                                                                                        -----------   -----------
                                                                                            43,922        38,966
                                                                                        -----------   -----------
                                                                                         $ 847,195     $ 753,583
                                                                                        ===========   ===========


     The accompanying notes are an integral part of these statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                (DOLLARS ARE IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                               YEARS ENDED DECEMBER 31,
                                                                   --------------------------------------------------
                                                                       1996              1995              1994
                                                                   --------------   ---------------   ---------------
Interest revenues
    Loans (NOTE D)                                                    $   62,152        $   47,778        $   47,751
    Investments                                                            5,632             2,399             4,523
    Mortgage-backed securities                                                               3,209             2,963
                                                                   --------------   ---------------   ---------------
                                                                          67,784            53,386            55,237
                                                                   --------------   ---------------   ---------------
Interest costs
    Deposits (NOTE G)                                                     35,568            33,593            29,694
    Borrowings (NOTE H)                                                    2,471               801               749
    Senior notes                                                           1,921                92
                                                                   --------------   ---------------   ---------------
                                                                          39,960            34,486            30,443
                                                                   --------------   ---------------   ---------------
Net interest income before contractual interest
  on nonaccrual loans                                                     27,824            18,900            24,794

Contractual interest due on nonaccrual loans (NOTE A)                     (2,430)           (2,392)           (5,666)
                                                                   --------------   ---------------   ---------------
Net interest income                                                       25,394            16,508            19,128
Provision for credit losses (NOTE D)                                       7,489            14,895             5,298
                                                                   --------------   ---------------   ---------------
Net interest income after provision for
   credit losses                                                          17,905             1,613            13,830

Noninterest revenues                                                       1,927             1,311             1,973
Noninterest expenses
    Employee                                                               9,800            10,118            10,740
    Occupancy                                                              2,890             2,841             2,780
    Operating                                                              4,565             3,539             5,002
    Professional                                                           1,615             1,579             2,816
    SAIF premium and OTS assessment                                        2,152             2,213             2,557
    Goodwill amortization (NOTE A)                                            24                49                16
                                                                   --------------   ---------------   ---------------
                                                                          21,046            20,339            23,911
                                                                   --------------   ---------------   ---------------
Real estate operations (NOTE E)                                             (956)             (436)            2,433
Gain on sale of loans                                                        437                68
Gain on sale of securities                                                   248             2,954
Disposition of deposits and premises (NOTE J)                              6,413              (117)            2,835
Other revenues (expenses), net                                            (3,803)            1,346
                                                                   --------------   ---------------   ---------------
Net earnings (loss) before income taxes                                    1,125           (13,600)           (2,840)
Income tax benefit (expense) (NOTE I)                                      6,382              (617)             (123)
                                                                   --------------   ---------------   ---------------
Net earnings (loss)                                                   $    7,507        $  (14,217)       $   (2,963)
                                                                   ==============   ===============   ===============
Net earnings (loss) available for Common                              $    5,704        $  (14,341)       $   (2,963)
                                                                   ==============   ===============   ===============
Net earnings (loss) per share (NOTE A)                                $    1.11         $    (5.52)       $    (1.14)
                                                                   ==============   ===============   ===============
Weighted average shares                                                    5,141             2,599             2,599
                                                                   ==============   ===============   ===============


     The accompanying notes are an integral part of these statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                           (DOLLARS ARE IN THOUSANDS)

                                                                                              CAPITAL IN
                                                                              CAPITAL IN       EXCESS OF       UNREALIZED
                                                             CUMULATIVE        EXCESS OF      PAR VALUE-       GAIN (LOSS)
                                                              PREFERRED       PAR VALUE-       PREFERRED      ON MARKETABLE
                                               COMMON          STOCK,           COMMON          STOCK,           EQUITY
                                                STOCK         SERIES A           STOCK         SERIES A        SECURITIES
                                           --------------- ---------------  --------------- ---------------  --------------
 BALANCE AT DECEMBER 31, 1993                 $     2,605                      $     2,921                     $     1,573
 UNREALIZED GAINS (LOSSES)                                                                                            (180)
 NET EARNINGS (LOSS)
 REPAYMENTS
                                           --------------- ---------------  --------------- ---------------  --------------
 BALANCE AT DECEMBER 31, 1994                       2,605                            2,921                           1,393
 CHANGE IN PAR VALUE OF COMMON
   STOCK                                           (2,579)                           2,579
 ISSUANCE OF PREFERRED STOCK                                                                        12,760
 ISSUANCE OF WARRANTS                                                                2,245
 OFFERING COSTS                                                                                     (1,168)
 UNREALIZED GAINS (LOSSES)                                                                                          (1,387)
 NET EARNINGS (LOSS)
 ACCRUED DIVIDENDS ON PREFERRED
   STOCK
 REPAYMENTS
                                           --------------- ---------------  --------------- ---------------  --------------
 BALANCE AT DECEMBER 31, 1995                          26                            7,745          11,592               6
 UNREALIZED GAINS (LOSSES)                                                                                            (138)
 NET EARNINGS (LOSS)
 ACCRUED DIVIDENDS ON PREFERRED
   STOCK
 REPAYMENTS
                                           --------------- ---------------  --------------- ---------------  --------------
 BALANCE AT DECEMBER 31, 1996                 $        26     $                $     7,745     $    11,592     $      (132)
                                           --------------- ---------------  --------------- ---------------  --------------



                                                                               LOANS TO
                                                                               EMPLOYEE
                                                                                 STOCK           TOTAL
                                              RETAINED        TREASURY         OWNERSHIP      STOCKHOLDERS'
                                              EARNINGS          STOCK            PLAN           EQUITY
                                           --------------- ---------------  --------------- ---------------
 BALANCE AT DECEMBER 31, 1993                 $    37,085     $       (48)     $      (187)    $    43,949
 UNREALIZED GAINS (LOSSES)                                                                            (180)
 NET EARNINGS (LOSS)                               (2,963)                                          (2,963)
 REPAYMENTS                                                                             21              21
                                           --------------- ---------------  --------------- ---------------
 BALANCE AT DECEMBER 31, 1994                      34,122             (48)            (166)         40,827
 CHANGE IN PAR VALUE OF COMMON
   STOCK
 ISSUANCE OF PREFERRED STOCK                                                                        12,760
 ISSUANCE OF WARRANTS                                                                                2,245
 OFFERING COSTS                                                                                     (1,168)
 UNREALIZED GAINS (LOSSES)                                                                          (1,387)
 NET EARNINGS (LOSS)                              (14,217)                                         (14,217)
 ACCRUED DIVIDENDS ON PREFERRED
   STOCK                                             (117)                                            (117)
 REPAYMENTS                                                                             23              23
                                           --------------- ---------------  --------------- ---------------
 BALANCE AT DECEMBER 31, 1995                      19,788             (48)            (143)         38,966
 UNREALIZED GAINS (LOSSES)                                                                            (138)
 NET EARNINGS (LOSS)                                7,507                                            7,507
 ACCRUED DIVIDENDS ON PREFERRED
   STOCK                                           (2,437)                                          (2,437)
 REPAYMENTS                                                                             24              24
                                           --------------- ---------------  --------------- ---------------
 BALANCE AT DECEMBER 31, 1996                 $    24,858     $       (48)     $      (119)    $    43,922
                                           --------------- ---------------  --------------- ---------------


     The accompanying notes are an integral part of these statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (DOLLARS ARE IN THOUSANDS)

                                                                           YEARS ENDED DECEMBER 31,
                                                                  -------------------------------------------
                                                                      1996           1995            1994
                                                                  -------------   ------------    -----------
NET CASH FROM OPERATING ACTIVITIES
    Net earnings (loss)                                               $  7,507       $(14,217)       $(2,963)
    Adjustments
        Provision (benefit) for income taxes                            (4,257)
        Provision for estimated credit losses                            7,489         14,895          5,298
        Provision for estimated credit losses
          on real estate owned                                           3,511          5,100
        Net gain on sale of branches                                    (6,413)           117         (2,835)
        Net gain on sale of securities                                    (248)        (2,954)
        Net gain on sale of real estate owned                           (1,769)        (2,467)        (2,980)
        Net gain from sale of other assets                                (462)           (68)
        Loan fee and discount accretion                                 (3,537)        (2,061)          (834)
        Depreciation and amortization                                    1,654          1,441            717
        FHLB dividends                                                    (393)          (332)          (325)
        Goodwill amortization                                               24             49             16
        Decrease (increase) in:
            Accrued interest receivable                                 (1,275)           (41)            27
            Income tax assets                                                           2,630         22,767
            Other assets                                                  (485)        (1,018)          (653)
        Increase (decrease) in other liabilities                        14,616         (1,840)        (1,687)
        Other, net                                                        (219)            81
                                                                  -------------   ------------    -----------
        Net cash provided by operating activities                       15,743           (685)        16,548
                                                                  -------------   ------------    -----------

NET CASH FLOWS FROM INVESTING ACTIVITIES
    Investment securities
        Purchases                                                     (139,779)       (62,792)       (25,237)
        Maturities                                                     129,576                        47,000
        Sales proceeds                                                  34,857         44,333
    Mortgage-backed securities
        Purchases                                                                                    (34,855)
        Principal amortization                                              33          7,007          6,350
        Sales proceeds                                                                 50,459
    Loans
        New loans funded                                              (204,914)      (143,236)       (24,677)
        Construction disbursements                                     (61,676)       (16,799)        (3,092)
        Payoffs                                                         72,897         27,760         52,178
        Sales proceeds                                                 130,413         19,282
        Principal amortization                                          21,056         16,494         14,902
        Other, net                                                     (13,137)           503
    Real estate
        Sale proceeds                                                   26,674         41,176         75,612
        Capitalized costs                                              (12,015)       (15,209)       (21,485)
        Other, net                                                          (4)                          217
    Redemption of FHLB stock                                                            1,015            802
    Office property and equipment
        Sales proceeds                                                   4,566            795          5,782
        Additions                                                         (441)        (1,767)        (4,892)
                                                                  -------------   ------------    -----------
        Net cash (used) provided by investing activities               (11,894)       (30,979)        88,605
                                                                  -------------   ------------    -----------


     The accompanying notes are an integral part of these statements.

              HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                           (DOLLARS ARE IN THOUSANDS)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                           -------------------------------------------
                                                                              1996           1995            1994
                                                                           ------------  -------------    ------------
NET CASH FLOWS FROM FINANCING ACTIVITIES
    Payment for sale of deposits                                              (178,884)       (16,807)       (183,260)
    Net change in deposits                                                     204,973         65,698           6,107
    Net change in borrowings                                                    50,000        (47,141)         47,141
    Collection of ESOP loan                                                         25             23              21
    Increase in senior notes                                                                   12,006
    Net proceeds from issuance of preferred stock                                              11,592
    Net proceeds from issuance of warrants                                                      2,245
                                                                           ------------  -------------    ------------
        Net cash provided (used) by financing activities                        76,114         27,616        (129,991)
                                                                           ------------  -------------    ------------
INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                                        79,963         (4,048)        (24,838)
CASH AND CASH EQUIVALENTS
    AT BEGINNING OF YEAR                                                        14,015         18,063          42,901
                                                                           ------------  -------------    ------------
CASH AND CASH EQUIVALENTS
    AT END OF YEAR                                                            $ 93,978       $ 14,015        $ 18,063
                                                                           ============  =============    ============
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
    Cash paid during the year for
        Interest                                                              $ 39,672       $ 34,815        $ 30,164
        Income taxes                                                               175

    Non-cash investing and financing activities
        Real estate acquired in settlement of loans                             21,486         38,275          85,703
        Loans originated to finance sales of real estate owned                  18,141         15,996          13,411
        Net change in unrealized losses on
            available-for-sale securities                                         (113)        (1,393)           (180)

    Transfer of held-to-maturity securities to available-for-sale                              30,168

    Loan activity
        Total commitments and permanent fundings                              $332,325       $197,376        $ 45,004
        Less:
            Change in undisbursed funds on construction
              commitments                                                      (31,914)       (16,095)         (3,824)
            Loans originated to finance property sales                         (18,141)       (15,996)        (13,411)
            Undisbursed portion of new lines of credit                         (15,680)        (5,250)
                                                                           ============  =============    ============
        Net construction disbursements and loans funded                       $266,590       $160,035        $ 27,769
                                                                           ============  =============    ============


     The accompanying notes are an integral part of these statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1996
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)


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

NATURE OF OPERATIONS

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

INVESTMENT SECURITIES

The Company classifies debt and equity securities upon acquisition into one of three categories: held-to-maturity, available-for-sale, or trading. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. At December 31, 1996 and 1995, all debt investment securities are classified as available-for-sale.

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

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1996
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)


$48,287,000 of securities from held-to-maturity to available-for-sale for the purposes of subsequently selling the securities and improving the Bank's risk-based capital ratio. The Bank sold the securities in December 1995, which resulted in a realized loss of $9,643.

LOANS RECEIVABLE

The Company defers all loan fees, net of certain direct costs associated with originating loans, and amortizes these net deferred fees into interest revenue as a yield adjustment over the lives of the loans using the interest method for permanent loans and the straight-line method for construction loans. When a loan is paid off, any unamortized net deferred fees are recognized in interest income.

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

All loans are classified as held-to-maturity as the Company has the current intent and ability to hold these loans in portfolio until maturity.

REAL ESTATE OWNED

Properties acquired through foreclosure, or deed in lieu of foreclosure ("real estate owned"), are carried at the lower of cost or estimated fair value of the property. Subsequent declines in fair value, if any, are accounted for through the establishment of a specific reserve on the property. The determination of a property's estimated fair value incorporates (1) revenues projected to be realized from disposal of the property, less (2) construction and renovation costs, (3) marketing and transaction costs and (4) holding costs (e.g., property taxes, insurance and homeowners' association dues). For multiple-unit residential construction and land developments, these projected cash flows are discounted utilizing a market rate of return to determine their fair value.

LOAN IMPAIRMENT

On January 1, 1995 the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." This statement amends SFAS No. 5, "Accounting for Contingencies" and SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." This statement prescribes that a loan is impaired when it is probable that the creditor will be unable to collect all contractual principal and interest payments under the terms of the loan agreement. This statement generally requires impaired loans to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as an expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. Creditors may select the measurement method on a loan by loan basis, except that collateral dependent loans must be measured at the estimated fair value of the collateral less estimated selling costs if foreclosure is probable. The Company has chosen to measure impairment based on the fair value of the underlying collateral. The statement also prescribes measuring impairment of a restructured loan by discounting the total expected future cash flows at the loan's effective rate of interest in the original loan agreement. The effect of initially adopting this statement was not material to the results of operations or the financial position of the Company.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1996
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)


ALLOWANCE FOR ESTIMATED CREDIT AND REAL ESTATE LOSSES

Management establishes specific reserves for losses on individual real estate loans and properties when it has determined that recovery of the Company's gross investment is not likely and when the amount of loss can be reasonably determined. In making this determination, management considers (1) the current status of the asset, (2) the probable future status of the asset, (3) the value of the asset or underlying collateral, and (4) management's intent with respect to the asset. In quantifying the loss, if any, associated with individual loans and properties, management utilizes external sources of information (i.e., appraisals, price opinions from real estate professionals, comparable sales data and internal estimates). In establishing specific reserves, management estimates the revenues expected to be generated from disposal of the Company's collateral or owned property, less construction and renovation costs (if any), holding costs and transaction costs. For multiple-unit residential construction and land developments, the resulting projected net cash flows are discounted utilizing a market rate of return to determine their fair value.

Management establishes general reserves against the Company's portfolio of real estate loans and properties. Generally, such reserves are established for each segment of the Company's loan and property portfolios, including loans secured by, and properties represented by, single family homes, multi-family dwellings, commercial properties, residential construction developments and land parcels. In establishing general reserves, management incorporates (1) the recovery rate for similar properties previously sold by the Company, (2) valuations of groups of similar assets, (3) the probability of future adverse events (i.e., performing loans which become nonperforming, loans in default which proceed through to foreclosure) and (4) guidelines published by the Office of Thrift Supervision ("OTS").

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

DEPRECIATION AND AMORTIZATION

Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, on a straight-line basis. Buildings are depreciated over their estimated useful lives ranging from twenty to thirty years on a straight-line basis. Leasehold improvements are amortized over the lives of their respective leases or the service lives of the improvements, whichever is shorter. Original issuance costs of $1.2 million, as of December 1995, associated with the Senior Notes have been capitalized and are being amortized over the life of the debt, which is five years.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1996
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)


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

INTEREST RATE CAPS

Premiums paid for purchased interest rate cap agreements are amortized to interest expense over the term of the caps. Unamortized premiums are included in other assets in the statement of financial position. Amounts receivable under cap agreements are accrued as a reduction of interest expense. The Company was a party to one interest rate cap agreement with a notional amount of $450.0 million at December 31, 1995 that expired in March 1996.

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED

In 1994, the Company recorded excess of cost over fair value of $244,000 as goodwill resulting from the acquisition of one branch facility. The amount was being amortized over five years. However the facility was sold in 1996, at which time the remaining balance was offset against the gain on sale.

STOCK BASED COMPENSATION PLANS

The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. In 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which encourages companies to account for stock compensation awards based on the fair value at the date the awards are granted. This statement does not require the application of the fair value method and allows the continuance of the current accounting method, which requires accounting for stock compensation awards based on their intrinsic value as of the grant date. However, SFAS No. 123 requires pro forma disclosure of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in this statement had been applied. See NOTE K.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates of the allowance for loan losses, valuation of real estate owned, fair value of stock options and fair values of financial instruments.

IMPAIRMENT OF LONG-LIVED ASSETS

On January 1, 1996, the Bank adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This statement requires that long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used or disposed of be reviewed for impairment based on the fair value of the assets. Furthermore, this statement requires that certain long-lived assets and identifiable intangibles to be disposed of be reported at the lower of historical cost or fair value less cost to sell. The adoption of SFAS No. 121 did not have a material impact on operations in 1996.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1996
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)


RECENT ACCOUNTING PRONOUNCEMENTS

In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities, and is applied prospectively to financial statements for fiscal years beginning after December 31, 1996. In 1996, the FASB also issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," which defers for one year the effective date of certain provisions within SFAS No.
125. The Company does not believe that adoption of SFAS Nos. 125 and 127 will have a material impact on its operations and financial position.

RECLASSIFICATIONS

Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified to conform with classifications in 1996.

EARNINGS PER SHARE CALCULATION

The table below sets forth the Company's earnings per share calculations for the years ended December 31, 1996, 1995 and 1994. The Modified Treasury Stock Method was the method used for 1996 as prescribed under Generally Accepted Accounting Principles ("GAAP"). All other calculations shown for 1996, using alternate methods, are for informational purposes only. In the table below, (1) Warrants refers to the warrants issued by the Company in December 1995, which have an exercise price of $2.25 per share and can be exercised beginning three years from the issue date and for a period of ten years from the issue date, and (2) Preferred Stock refers to the Cumulative Perpetual Preferred Stock issued by the Company in December 1995, which carries an annual dividend equal to 18% of the face amount of the Preferred Stock, permits dividends thereon to be paid, under certain circumstances, in equivalent value of the Company's common stock and has an initial dividend payment in June 1997.

                                                                        YEARS ENDED DECEMBER 31,
                                                  ---------------------------------------------------------------------
                                                                    1996                          1995         1994
                                                  -----------------------------------------    ------------  ----------
                                                   MODIFIED
                                                   TREASURY                ACTUAL SHARES,
                                                    STOCK       ACTUAL        WARRANTS,          ACTUAL       ACTUAL
                                                    METHOD      SHARES       AND OPTIONS         SHARES       SHARES
                                                  -----------  ----------  ----------------    ------------  ----------
SHARES OUTSTANDING
   Common                                              2,599       2,599             2,599           2,599       2,599
   Warrants                                            2,376           -             2,376               -           -
   Options                                               686           -               686               -           -
   Less Treasury shares                                 (520)          -                 -               -           -
                                                  -----------  ----------  ----------------    ------------  ----------
   Total                                               5,141       2,599             5,661           2,599       2,599
                                                  ===========  ==========  ================    ============  ==========
STOCKHOLDERS' EQUITY
   Common                                            $32,330     $32,330      $     32,330        $ 27,374     $40,827
   Warrants                                            5,346           -             5,346               -           -
   Options                                             3,482           -             3,482               -           -
   Less Treasury shares (2)                           (3,595)          -                 -               -           -
                                                  -----------  ----------  ----------------    ------------  ----------
   Total                                             $37,563     $32,330      $     41,158        $ 27,374     $40,827
                                                  ===========  ==========  ================    ============  ==========
NET EARNINGS (LOSS)
   Net earnings for the period                       $ 7,507                                      $(14,217)    $(2,963)
   Partial reduction in interest expense (1)             627
   Preferred stock dividends                          (2,430)                                         (124)
                                                  -----------                                  ------------  ----------
   Adjusted earnings available
     for Common                                      $ 5,704                                      $(14,341)    $(2,963)
                                                  ===========                                  ============  ==========
BOOK VALUE PER SHARE                                 $  7.31     $ 12.44      $       7.27        $  10.53     $ 15.71
                                                  ===========  ==========  ================    ============  ==========
EARNINGS PER SHARE                                   $  1.11     $  1.95      $       0.89        $  (5.52)    $ (1.14)
                                                  ===========  ==========  ================    ============  ==========

---------------------
(1) Under the Modified Treasury Stock Method, it is assumed that the Company will use proceeds from the proforma exercise of the Warrants and Options to acquire 20% of the actual shares currently outstanding (Treasury shares) and use any remaining assumed proceeds to reduce the outstanding balance of the Company's Senior Notes.

(2) Treasury shares were assumed to be repurchased at the average closing stock price for the period.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1996
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE B - CASH AND CASH EQUIVALENTS

Cash and cash equivalents at December 31 consist of the following:

                                            1996           1995
                                        ------------   -----------
Cash                                        $82,578       $ 8,015
Certificates of deposit                         100         1,200
Federal funds sold                           11,300         4,800
                                        ------------   -----------
                                            $93,978       $14,015
                                        ============   ===========


Included in cash at December 31, 1996 is $0.2 million which is restricted
- see NOTE L.

NOTE C - INVESTMENT SECURITIES - AVAILABLE FOR SALE

The cost basis and estimated fair value of investment securities available-for-sale at December 31 are summarized as follows:

                                                 1996
                       --------------------------------------------------------
                                            GROSS UNREALIZED         ESTIMATED
                         AMORTIZED     --------------------------       FAIR
                           COST           GAINS        LOSSES          VALUE
                       --------------  ------------  ------------   -----------
U.S. Government            $  38,503        $    -      $    132       $38,371
                       --------------  ------------  ------------   -----------
                           $  38,503        $    -      $    132       $38,371
                       ==============  ============  ============   ===========

                                              1995
                           --------------------------------------------
                                         GROSS UNREALIZED    ESTIMATED
                            AMORTIZED   ------------------     FAIR
                              COST      GAINS     LOSSES       VALUE
                           -----------  -------   --------  -----------
U.S. Government               $62,787      $11       $  5      $62,793
                           -----------  -------   --------  -----------
                              $62,787      $11       $  5      $62,793
                           ===========  =======   ========  ===========

Within the available-for-sale amounts at year end 1996 and 1995 are restricted U.S. Government securities purchased with proceeds from the recapitalization of the Company in December 1995. See NOTE L. These proceeds represent prefunded interest expense associated with the Senior Notes and had both a cost basis and fair value of $3.2 million and $4.9 million at December 31, 1996 and 1995, respectively.

                HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1996
                 (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)


The cost basis and estimated fair value of investment securities available-for-sale at December 31, 1996 are summarized by contractual maturity as follows:

                                                        ESTIMATED
                                                          FAIR
                                           COST BASIS     VALUE          YIELD
                                           ----------   ----------    ----------
Due in less than one year                  $    1,605   $    1,598          5.23%
Due in one year through five years             36,898       36,773          5.61%
                                           ----------   ----------    ----------
                                           $   38,503   $   38,371          5.59%
                                           ==========   ==========    ==========

NOTE D - LOANS RECEIVABLE

Loans receivable at December 31 are summarized as follows:

                                                        1996             1995
                                                    --------------   --------------
REAL ESTATE LOANS
    PERMANENT
        Single family (1-4 units)
            Estate                                   $    107,891     $     51,142
            Conventional                                  170,038          247,955
            Project concentrations                         61,268           70,748
        Multi-family (five or more units)                 220,707          219,015
        Commercial real estate                             60,388           31,258
        Land                                               14,513            5,579
    RESIDENTIAL CONSTRUCTION
        Single family (1-4)                                56,306           21,987
        Tract development                                  33,791            6,800
OTHER                                                      15,684            1,459
                                                     -------------   --------------
GROSS LOANS RECEIVABLE                                    740,586          655,943

LESS
Participants' share                                        (1,413)          (2,219)
Undisbursed funds                                         (46,646)         (15,208)
Deferred fees and credits, net                             (6,611)          (5,996)
Allowance for estimated credit losses                     (13,515)         (15,192)
                                                     -------------   --------------
NET LOANS RECEIVABLE                                 $    672,401     $    617,328
                                                     =============   ==============

                HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1996
                 (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)


The table below summarizes the maturities for fixed-rate loans and the repricing intervals for adjustable-rate loans as of December 31, 1996:

                                      PRINCIPAL BALANCE
                         --------------------------------------------
                            FIXED         ADJUSTABLE
INTERVAL                    RATE             RATE           TOTAL
                         ------------    -------------   ------------
1 to 3 months            $     3,010     $    331,931    $   334,941
*3 to 6 months                   351          190,743        191,094
*6 to 12 months               10,252           45,157         55,409
*1 to 2 years                 22,302                          22,302
*2 to 5 years                 22,145                          22,145
*5 to 10 years                 6,558                           6,558
*10 to 20 years               23,491                          23,491
More than 20 years            84,646                          84,646
                         ------------    -------------   ------------
                         $   172,755     $    567,831    $   740,586
                         ============    =============   ============

* Greater than

The contractual weighted average interest rates on loans at December 31, 1996 and 1995 were 8.75% and 8.25%, respectively.

The table below summarizes nonaccrual loans at December 31 by type of collateral:

                                                  1996           1995
                                              -------------   ------------
PERMANENT
    Single family (1-4 units)
        Estate                                $      2,824   $      1,300
        Conventional                                 6,432         10,005
        Project concentrations                       7,752          4,140
    Multifamily (5 or more units)                   11,172          4,516
    Land                                               432          1,748
OTHER COLLATERALIZED LOANS                              12
                                              -------------   ------------
                                              $     28,624   $     21,709
                                              =============   ============

Nonaccrual loans were $28.6 million, $21.7 million and $39.4 million at December 31, 1996, 1995 and 1994, respectively. The interest income recognized for 1996, 1995, and 1994 was $1.9 million, $1.0 million, $1.5 million, respectively. If these loans had been performing for the entire year the income recognized would have been $2.8 million, $1.5 million and $2.9 million for 1996, 1995 and 1994, respectively.

                HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1996
                 (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)


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

                                         PRINCIPAL       ORIGINAL     MODIFIED      RECOGNIZED
                                          BALANCE        INTEREST     INTEREST       INTEREST
                                        ------------    -----------  -----------   --------------
YEAR ENDED DECEMBER 31, 1996
Construction loans                      $       389     $       43   $       43     $         18
Permanent loans                              38,695          3,716        3,511            3,088
                                        ------------    -----------  -----------   --------------
                                        $    39,084     $    3,759   $    3,554     $      3,106
                                        ============    ===========  ===========   ==============
YEAR ENDED DECEMBER 31, 1995
Permanent loans                         $    24,029     $    1,929   $    1,707     $      1,707
                                        ------------    -----------  -----------   --------------
                                        $    24,029     $    1,929   $    1,707     $      1,707
                                        ============    ===========  ===========   ==============
YEAR ENDED DECEMBER 31, 1994
Construction loans                      $       824     $      113   $       64     $         64
Permanent loans                               9,404            933          633              626
                                        ------------    -----------  -----------   --------------
                                        $    10,228     $    1,046   $      697     $        690
                                        ============    ===========  ===========   ==============

The table below summarizes the activity within the allowance for estimated credit losses on loans for the years ended December 31:

                                                         1996          1995          1994
                                                      ----------    ----------     ---------
Balance at beginning of year                          $   15,192    $   21,461     $   46,629
Provision for credit losses                                7,489        14,895          5,298
Charge-offs                                               (7,744)       (6,741)          (719)
Transfers to allowance for real estate losses
  and other losses                                        (1,422)      (14,423)       (29,747)
                                                      ----------    ----------     ----------
                                                      $   13,515    $   15,192     $   21,461
                                                      ==========    ==========     ==========

The Bank is a federally-chartered savings bank engaged in attracting deposits from the general public and using those deposits, together with borrowings and other funds, to originate residential real estate loans in areas near its six branches in Southern California. During the past several years, the Southern California region has experienced adverse economic conditions, including declining real estate values. These factors have adversely affected the ability of certain borrowers to repay loans according to their stated terms. Although management believes the level of allowance for estimated credit losses on loans is adequate to absorb losses inherent in the loan portfolio, continuing weakness in the local economy may result in increasing loan losses that cannot be reasonably predicted at December 31, 1996.

                HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1996
                 (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)


The recorded investment in loans considered to be impaired under SFAS No. 114 was as follows:

                                                                             DECEMBER 31,
                                                                    ----------------------------
                                                                       1996            1995
                                                                    ------------    ------------
Impaired loans without specific loss reserves                       $    43,209     $    50,157
Impaired loans with specific loss reserves                                8,728          13,159
Specific loss reserves allocated to impaired loans                       (2,185)         (3,426)
                                                                    ------------    ------------
Total impaired loans, net of specific loss reserves                 $    49,752     $    59,890
                                                                    ============    ============
Average investment in impaired loans                                $    57,100     $    78,600
Interest income recognized on impaired loans                        $     3,607     $     4,356

The table below reconciles the principal balance of impaired loans and troubled debt restructurings (TDRs"), as follows:

                                                                     DECEMBER 31,
                                                              ----------------------------
                                                                 1996            1995
                                                              ------------   -------------
Total impaired loans                                          $    51,937     $    63,316
Impaired loans 90 days or more days delinquent                    (16,643)        (11,298)
                                                              ------------   -------------
Performing impaired loans                                          35,294          52,018
Impaired loans which are not TDRs                                       -         (27,989)
                                                              ------------   -------------
Performing TDRs                                                    35,294          24,029
TDRs which are 90 days or more delinquent                           3,790               -
                                                              ------------   -------------
Total TDRs(1)                                                 $    39,084     $    24,029
                                                              ============   =============

(1) At December 31, 1996 TDRs of $16.7 million were classified.

At December 31, 1995, the Company automatically designated as impaired loans which were delinquent 30-89 days and collateral deficient, or SFR project concentrations and multifamily loans classified Substandard which were collateral deficient. That same designation was not applicable at December 31, 1996.

NOTE E - REAL ESTATE OWNED

Real estate owned at December 31 is summarized as follows:

                                                   1996           1995
                                                ------------   ------------
Single family (1-4 units)
    Conventional                                $     2,660    $     8,815
    Project concentrations                            7,117          6,419
Multifamily (five or more units)                      3,215         18,877
Commercial                                              346            346
Construction (tract development)                     16,156         15,414
Land                                                  2,517          3,759
                                                ------------   ------------
Gross investment                                     32,011         53,630
Allowance for estimated losses                      (11,871)       (15,725)
                                                ------------   ------------
Net investment                                  $    20,140    $    37,905
                                                ============   ============

                HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1996
                 (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)


The table below summarizes the allowance for estimated losses on real estate owned for the years ended December 31:

                                                                 1996           1995           1994
                                                              -----------   -----------    -----------
Balance at beginning of year                                  $   15,725    $   32,609     $   39,457
Provision for estimated losses                                     3,511         5,100
Transfers from allowance for estimated credit losses               1,422        13,873         29,747
Charge-offs                                                       (8,787)      (35,857)       (36,595)
                                                              -----------   -----------    -----------
Balance at end of year                                        $   11,871    $   15,725     $   32,609
                                                              ===========   ===========    ===========

Real estate operations for the years ended December 31 are summarized as follows:

                                                               1996         1995          1994
                                                            -----------   ----------   ------------
Expenses associated with real estate owned
    Property taxes                                          $     (135)  $      (35)   $    (1,965)
    Repairs, maintenance and renovation                           (160)        (475)          (361)
    Insurance                                                     (258)        (132)          (329)
                                                            -----------   ----------   ------------
                                                                  (553)        (642)        (2,655)
Net recoveries from sales of properties                          1,769        2,467          2,980
Rental income, net                                               1,339        2,839          2,108
Provision for estimated losses on real estate owned             (3,511)      (5,100)
                                                            -----------   ----------   ------------
                                                            $     (956)  $     (436)   $     2,433
                                                            ===========   ==========   ============

NOTE F - OFFICE PROPERTY AND EQUIPMENT - AT COST

Office property and equipment at December 31 consists of the following:

                                                                  1996         1995
                                                                ----------   ----------
Office buildings                                                $   1,140    $   4,520
Furniture and equipment                                             4,191        4,611
Leasehold improvements                                              2,290        2,249
                                                                ----------   ----------
                                                                    7,621       11,380
Less
    Accumulated depreciation and amortization                      (3,082)      (3,225)
    Allowance for estimated loss on disposal of offices                           (753)
                                                                ----------   ----------
                                                                    4,539        7,402
Land                                                                  190        2,195
                                                                ----------   ----------
                                                                $   4,729    $   9,597
                                                                ==========   ==========

The Company has recognized $1.1 million, $1.0 million and $0.7 million of depreciation expense for the years 1996, 1995 and 1994, respectively.

              HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THREE YEARS ENDED DECEMBER 31, 1996
                (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)


NOTE G - DEPOSITS

The table below summarizes the balances of and weighted average interest rates ("WAIR") for deposits at December 31:

                                          1996                        1995
                                ------------------------    ------------------------
                                 WAIR        BALANCE         WAIR        BALANCE
                                --------  --------------    --------  --------------
Money market                     1.46%         $ 18,793      1.42%         $ 34,708
Passbook                         1.68%           22,887      1.82%           30,595
Checking/NOW                     0.99%           28,879      0.22%           29,156
Certificates of deposit
    3.00% or less                                 2,453                         648
    3.01% - 4.00%                                   340                       8,087
    4.01% - 5.00%                                98,425                     132,958
    5.01% - 6.00%                               442,393                     321,507
    6.01% - 7.00%                               103,005                     128,054
    7.01% or more                                   634                      12,295
                                          ==============              ==============
                                 5.10%         $717,809      5.04%         $698,008
                                          ==============              ==============

Interest expense on deposits, by type of account, for the years ended December 31 is summarized as follows:

                                   1996           1995          1994
                                ------------   -----------   ------------
Checking/NOW                    $       212   $       484    $       208
Passbook                                508           205          1,368
Money market                            365         1,024          2,134
Certificates of deposit              34,483        31,880         25,984
                                ------------   -----------    -----------
                                $    35,568   $    33,593    $    29,694
                                ============   ===========    ===========

              HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THREE YEARS ENDED DECEMBER 31, 1996
                (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)



      The table below sets forth the maturities of the Company's certificates of deposit outstanding at December 31.

                                                                1996
                             ---------------------------------------------------------------------------
                                                  OVER            OVER
                                              THREE MONTHS     SIX MONTHS
                             THREE MONTHS       THROUGH         THROUGH          OVER
                                OR LESS        SIX MONTHS       ONE YEAR       ONE YEAR        TOTAL
                             --------------  ---------------  -------------  -------------  ------------
BALANCES LESS
  THAN $100,000
    3.00% or less            $       2,345    $        -      $       -       $         4   $     2,349
    3.01% - 4.00%                      236              104                                         340
    4.01% - 5.00%                   54,800            4,556          3,239         17,127        79,722
    5.01% - 6.00%                  108,271           91,529         93,528         52,373       345,701
    6.01% - 7.00%                    9,760            6,464         40,078         22,706        79,008
    7.01% or more                      234                                            100           334
                             --------------  ---------------  -------------  -------------  ------------
                                   175,646          102,653        136,845         92,310       507,454
BALANCES GREATER
 THAN OR EQUAL
 TO $100,000
    3.00% or less                      104                                                          104
    3.01% - 4.00%
    4.01% - 5.00%                   12,609                             160          5,934        18,703
    5.01% - 6.00%                   29,449           25,322         30,697         11,224        96,692
    6.01% - 7.00%                    3,554            2,060         13,373          5,010        23,997
    7.01% or more                                       200                           100           300
                             --------------  ---------------  -------------  -------------  ------------
                                    45,716           27,582         44,230         22,268       139,796

TOTAL                        $     221,362    $     130,235   $    181,075    $   114,578   $   647,250
                             ==============  ===============  =============  =============  ============

                                                                1995
                             ---------------------------------------------------------------------------
                                                  OVER            OVER
                                              THREE MONTHS     SIX MONTHS
                             THREE MONTHS       THROUGH         THROUGH          OVER
                                OR LESS        SIX MONTHS       ONE YEAR       ONE YEAR        TOTAL
                             --------------  ---------------  -------------  -------------  ------------
BALANCES LESS
  THAN $100,000
    3.00% or less            $         545    $           2   $       -       $      -      $       547
    3.01% - 4.00%                    5,702            1,636            276             27         7,641
    4.01% - 5.00%                   64,714           16,518         25,675          2,639       109,546
    5.01% - 6.00%                   56,392           53,349        116,277         27,994       254,012
    6.01% - 7.00%                   43,515           12,807         10,977         26,312        93,611
    7.01% or more                      466            1,536          4,643          1,137         7,782
                             --------------  ---------------  -------------  -------------  ------------
                                   171,334           85,848        157,848         58,109       473,139
BALANCES GREATER
 THAN OR EQUAL
 TO $100,000
    3.00% or less                      101                                                          101
    3.01% - 4.00%                      108              338                                         446
    4.01% - 5.00%                   13,800            2,666          5,660          1,286        23,412
    5.01% - 6.00%                   12,549           16,975         31,331          6,640        67,495
    6.01% - 7.00%                   15,112            5,292          5,743          8,296        34,443
    7.01% or more                    1,020            1,191          1,672            630         4,513
                             --------------  ---------------  -------------  -------------  ------------
                                    42,690           26,462         44,406         16,852       130,410

TOTAL                        $     214,024    $     112,310   $    202,254    $    74,961   $   603,549
                             ==============  ===============  =============  =============  ============

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1996
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)


NOTE H - SHORT-TERM BORROWINGS

A primary alternate funding source for the Company is a $200.0 million credit line with the FHLB of San Francisco. The FHLB system functions as a source of credit to savings institutions which are members of a Federal Home Loan Bank. Advances are typically secured by the Company's real estate loans and the capital stock of the FHLB owned by the Company. Subject to the FHLB of San Francisco's advance policies and requirements, these advances can be requested for any business purpose in which the Company is authorized to engage. In granting advances, the FHLB of San Francisco considers a member's creditworthiness and other relevant factors.

The balance and rate of FHLB advances at December 31, 1996, are summarized as follows:

    ORIGINAL TERM           PRINCIPAL      RATE
-------------------         -----------    ------
9 Months                    $   25,000      5.99%
12 Months                       25,000      6.24%
                            -----------
                            $   50,000      6.12%
                            ===========

The following schedule summarizes information relating to the Company's FHLB advances for the periods presented:

                                                      1996
                                                   -----------
Average balance during the year                    $   41,138
Average interest rate during the year                    6.01%
Maximum month-end balance during the year             100,000
Loans underlying the agreements at year end           360,829

To supplement its funding needs in the past, the Company entered into reverse repurchase agreements, in which it sold securities with an agreement to repurchase the same securities at a specific future date (overnight to 90 days). The Company entered into such transactions only with dealers determined by management to be financially strong and who were recognized as primary dealers in U.S. Treasury securities by the Federal Reserve Board. The following schedule summarizes information relating to the Company's reverse repurchase agreements for the periods presented:

                                                                   1995            1994
                                                                -----------    -----------
Average balance during the year                                 $    10,694    $    14,333
Average interest rate during the year                                  6.06%          5.23%
Maximum month-end balance during the year                            38,575         48,365
Mortgage-backed and agency securities
    underlying the agreements at year end
        Carrying value                                                              55,855
        Estimated market value                                                      52,506
Outstanding reverse repurchase agreements at year end
        Balance                                                                     47,141
        Interest rate                                                                 5.85%

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1996
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)


NOTE I - INCOME TAXES

Provision (benefit) for income taxes for the years ended December 31 consists of the following:

                                1996         1995         1994
                             ------------   --------   ------------
Current
    Federal                  $    (2,139)   $   615     $   (6,333)
    State                                         2              2
                              -----------   --------   ------------
                                  (2,139)       617         (6,331)
                              -----------   --------   ------------
Deferred
    Federal                       (3,087)                    6,454
    State                         (1,156)
                              -----------   --------   ------------
                                  (4,243)                    6,454
                              -----------   --------   ------------
                              $   (6,382)   $   617     $      123
                              ===========   ========   ============

The components of the net deferred income tax liability (asset) at December 31 are summarized as follows:

                                              1996          1995
                                          ------------  ------------
Deferred income tax liabilities
    Loan fees                              $    1,234    $    3,391
    FHLB stock                                  1,170         1,187
    Depreciation                                  740           719
    Other                                       1,158           493
                                          ------------  ------------
                                                4,302         5,790
                                          ------------  ------------
Deferred income tax assets
    Bad debts                                  (8,140)      (10,637)
    State NOL carryforward                       (703)       (1,545)
    Federal AMT credit carryforward              (936)         (936)
    Federal NOL carryforward                   (5,166)       (7,440)
    Delinquent interest                          (684)         (450)
    Other                                      (1,673)       (1,166)
                                          ------------  ------------
                                              (17,302)      (22,174)
                                          ------------  ------------
Valuation allowance                            (8,757)      (16,384)
                                          ------------  ------------
    Net deferred income tax assets        $    (4,243)  $       --
                                          ============  ============

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1996
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)


At December 31, 1996, the Company had (1) a federal net operating loss carryforward of $15.2 million expiring in 2009 through 2011, (2) state net operating loss carryforwards of $2.1 million, $2.2 million, $2.2 million and $4.0 million expiring in 1998, 1999, 2000 and 2001, respectively and (3) a federal alternative minimum tax credit carryover of $936,000 which can be carried forward indefinitely.

The income tax (receivable) liability at December 31 consists of the following:

                                                         1996           1995
                                                      ----------     ----------
Current
    Federal                                           $              $
    State
                                                      ----------     ----------
                                                      $              $
                                                      ==========     ==========
Deferred
    Federal
        Income tax asset                              $   (8,997)    $  (12,066)
        Valuation allowance                                5,910         12,066
    State
        Income tax asset                                  (4,002)        (4,318)
        Valuation allowance                                2,846          4,318
                                                      ----------     ----------
                                                      $   (4,243)    $        0
                                                      ==========     ==========

The table below summarizes the differences between the statutory income tax and the Company's effective tax for the years ended December 31:

                                                                     1996          1995         1994
                                                                  -----------   -----------   ---------
Federal income tax (benefit)                                      $      393    $   (4,760)   $   (994)
Addition (reduction) in rate resulting from
    Valuation allowance                                               (6,090)        4,743       1,966
    Goodwill amortization and charge-off                                  13          (163)       (852)
    California franchise tax, net of federal income taxes               (763)
    Other                                                                 65           797           3
                                                                  -----------   -----------    --------
                                                                  $   (6,382)   $      617     $   123
                                                                  ===========   ===========    ========

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED DECEMBER 31, 1996
                  (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)



NOTE J - DISPOSITION OF DEPOSITS AND PREMISES

During 1996, 1995 and 1994, the Company sold certain of its branch deposits and sold or closed the related branch facilities, consolidated deposits from certain branches and sold the related facilities, and sold its two owned corporate office buildings. The table below sets forth the composition of the net gain or loss realized from these transactions for the years ended December 31:

                                                              1996           1995           1994
                                                          ------------   -----------   -------------
Deposits sold                                             $   186,573    $   17,072     $   186,534
                                                          ============   ===========    ============

Net premium received from sales of deposits               $     6,305    $      265     $     3,274

Net gain (loss) on disposition of premises
    Proceeds received                                           1,826           743           5,782
    Net book value at disposition                              (1,479)         (922)         (5,721)
    Provision for loss on disposition                                          (203)           (500)
                                                          ------------   -----------    ------------
    Net gain (loss) from disposition of premises                  347          (382)           (439)

    Other sale-related expenses                                  (239)
                                                          ------------   -----------    ------------
    Net gain (loss)                                       $     6,413    $     (117)    $     2,835
                                                          ============   ===========    ============

During 1996, three branches were sold with deposits of $186.6 million. The Company received a premium of $6.3 million on these deposits as well as a net gain of $0.3 million for the premises, offset by $0.2 million in sale-related expenses, resulting in a net gain of $6.4 million.

During 1995, one branch was sold with deposits of $17.1 million. The Company received a premium of $0.3 million on these deposits as well as $0.7 million for the premises resulting in a gain of $86,000. Also during 1995, an agreement was reached to sell a branch office facility at year end. The reserve for estimated loss on this facility was $0.8 million. The sale was completed at no additional loss to the Company in February 1996.

During 1994, the Company's two owned corporate headquarters buildings were sold. These sales were financed by the Company and the resulting financings have been discounted in order to produce a market yield over the contractual terms of the loans. Including the discounted financings, these two sales produced net proceeds of $2.3 million compared with a net book value at disposition of $1.9 million.

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

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1996
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)


NOTE K - EMPLOYEE BENEFIT PLANS

The Company has an Employee Stock Ownership Plan ("ESOP") that previously covered substantially all employees over 21 years of age who met minimum service requirements. As of December 15, 1995, the Company froze the ESOP and all accounts became fully vested and nonforfeitable. At December 31, 1996, the ESOP owned 154,753 shares of the Company's common stock. As of December 31, 1996, the Company had a loan receivable from the ESOP of $119,000 collateralized by 7,833 shares of common stock owned by the ESOP.

Effective April 1, 1996, the ESOP was amended to include a 401(k) plan. The Company makes a matching contribution equal to 100% of the amount each participant elects to defer up to a maximum of 3% of the participant's compensation for the calendar quarter. Employees are eligible to participate if they were employed by the Company on March 1, 1996 or have been employed for 6 months, worked at least 500 hours, and be over 21 years of age.

The Company has a retirement income plan ("Retirement Plan") that previously covered substantially all employees over 21 years of age who met minimum service requirements. The Company does not have an accumulated post-retirement benefit obligation associated with the Retirement Plan at December 31, 1996, as the assets of the Retirement Plan exceeded the vested benefits of participants. At that date, participants benefits were fixed at their levels as of May 1989.

The Company has two stock option plans ("Option Plans") which cover the issuance of stock option grants to (1) executive officers of the Company and (2) certain other employees of the Company. The purpose for both plans is the rewarding of exemplary performance by key employees of the Company as well as the recruiting and retaining of key employees. The Option Plans provide for the issuance of a maximum of 755,000 shares of common stock of the Company upon exercise of options. The exercise price of any option may not be less than the fair market value of the common stock on the date of grant and the term of any option may not exceed 10 years.

Options to purchase 247,500 shares were granted during 1994 at prices ranging from $13.48 to $14.75. Subsequent to the initial grants, the Board of Directors approved a reduction of the option price for all outstanding options to the then market price for the Company's common stock of $7.22. During 1995, these grants were canceled and replaced with options to purchase 696,000 shares of which 356,000 of these options were issued to senior executives at an exercise price of $4.65. The remaining options to purchase 340,000 shares were issued to other officers at an exercise price of $5.26 per share. During 1996, 46,000 of the options to purchase 340,000 shares previously granted at $5.26 were canceled and options to purchase 36,000 shares with an exercise price of $7.81 per share were granted.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1996
       (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE DATA)


A summary of the status of the Option Plans as of December 31, and changes during the years ended on those dates, is presented below:

                                                        1996                           1995
                                            --------------------------    ---------------------------
                                                            WEIGHTED                       WEIGHTED
                                                            AVERAGE                        AVERAGE
                                                            EXERCISE                       EXERCISE
                                              SHARES         PRICE           SHARES         PRICE
                                            ------------   -----------    --------------  -----------
Outstanding at beginning of year                696,000    $    4.95            247,500   $     7.22
Granted                                          36,000         7.81            696,000         4.95
Exercised
Terminated                                      (46,000)        5.26           (247,500)        7.22
                                            ------------                  --------------
Outstanding at end of year                      686,000         5.08            696,000         4.95
                                            ============                  ==============
Options exercisable at year end                 226,050                          33,000
                                            ============                  ==============

The following table summarizes information about stock options outstanding at December 31, 1996:

                                      WEIGHTED
                                       AVERAGE
                                      REMAINING
 EXERCISE           NUMBER           CONTRACTUAL          NUMBER
  PRICES          OUTSTANDING           LIFE            EXERCISABLE
------------     --------------     --------------     --------------
$       4.65           356,000                6.00           118,700
        5.26           294,000                6.59           107,350
        7.81            36,000                8.00
                 --------------                        --------------
                       686,000                6.35           226,050
                 ==============                        ==============

If compensation costs for the Company's stock option plans had been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net earnings and net earnings per share would have been reduced to the pro forma amounts indicated below:

                                                         1996          1995
                                                      ---------     ---------
Net earnings (loss) - as reported                       $7,507      $(14,217)
                                                      =========     =========
Net earnings (loss) - pro forma                         $6,548      $(14,270)
                                                      =========     =========
Net earnings (loss) per share - as reported             $ 1.11      $  (5.52)
                                                      =========     =========
Net earnings (loss) per share - pro forma               $ 0.92      $  (5.54)
                                                      =========     =========

The fair value of options granted under the Company's stock option plans during 1996 and 1995 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividend yield, expected volatility of 124%, risk free interest rate of 5.6% and expected lives of 3 to 5 years.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1996
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)


NOTE L - CAPITAL OFFERING

In December 1995, the Company sold $27.0 million of "investment units" at a price of $500,000 per unit in a private placement offering (the "Offering"). Each investment unit consisted of $250,000 principal amount of the Company's senior notes ("Senior Notes"), five shares of the Company's cumulative preferred stock, series A ("Series A Preferred"), and one warrant to purchase 44,000 shares of the Company's common stock ("Warrants"). The Company contributed $19.0 million of the net proceeds of the Offering as qualifying Tier 1 capital to the Bank during December to satisfy the capital-raising provisions of a Prompt Correction Action Directive ("PCA") issued in June 1995 by the OTS and enabled the Bank to meet the quantitative requirements to be categorized as a "well-capitalized" institution.

Upon completion of the Offering, the Company recorded the Senior Notes, with a face amount of $13.5 million, at $12.0 million. The Senior Notes bear interest payable semi-annually at a rate of 12% per annum and have an effective annual yield of 16.5% after the recording of Original Issue Discount ("OID") of $1.5 million. The OID will be accreted using the constant yield method over the five year term of the Senior Notes. During 1996 and 1995, the Company recorded $301,000 and $11,000, respectively, of OID as part of its interest expense. The Company was obligated to deposit three years of interest ($4.9 million) in a separate account in which the noteholders have a security interest. Funds in that account may be invested in certain permitted investments (as defined), including U.S. Government Securities. See NOTES B and C. After three years, interest will be payable either in cash or in an equivalent value (determined in accordance with the relevant agreement) in common stock of the Company.

The Company also recorded the receipt of $12.8 million from the issuance of 270 shares of Series A Preferred with a par value of $.01 as Capital in Excess of Par Value - Cumulative Preferred Stock, Series A. The Series A Preferred provides for cumulative dividends, payable quarterly commencing June 1997 at an annual rate of 18% on the $13.5 million liquidation preference of the stock. The Company may pay dividends in common stock if the Company does not have the financial capability of paying the dividends in cash.

The Company recorded $2.2 million of the proceeds from the sale of the units to the Warrants as additional paid in capital. The Warrants entitle the holders to purchase up to an aggregate of 2.4 million shares of Common Stock for $2.25 per share at any time after December 15, 1998. The Warrants will terminate in December 2005.

The Company incurred offering expenses of $2.3 million which were attributable evenly to the Senior Notes and the Series A Preferred. The $1.2 million attributable to the Senior Notes was capitalized and included with other assets and is being amortized over the five year term of the Senior Notes. During 1996 and 1995, the Company recorded amortization of $234,000 and $11,000 related to these capitalized expenses. The $1.2 million attributable to the Preferred Stock has been recorded as a reduction to Capital in Excess of Par Value - Cumulative Preferred Stock, Series A.

NOTE M - STOCKHOLDERS' EQUITY

Retained earnings, which include bad debt deductions of approximately $25.5 million for federal income tax purposes at December 31, 1996, are restricted and may be used only for the absorption of losses on loans and real estate acquired through foreclosure. They are not subject to federal income tax unless used for other purposes. The Company has not provided for federal income tax on these amounts, since it is not contemplated that such amounts will be used for purposes other than to absorb such losses.

Under applicable law and the capital regulations of the OTS promulgated thereunder (the "Capital Regulations"), savings institutions are subject to three capital requirements - a "leverage limit," a "tangible capital requirement" and a "risk-based capital requirement."

The OTS may also establish, on a case-by-case basis, individual minimum capital requirements for a savings institution which vary from the requirements that would otherwise apply under the Capital Regulations.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1996
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)


The leverage limit requires each savings institution to maintain "core capital" of not less than 3.0% of adjusted total assets. "Core Capital" generally includes common stockholders' equity (including common stock, paid in capital, and permanent noncumulative preferred stock) less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships).

The tangible capital requirement requires each savings institution to maintain "tangible capital" in an amount not less than 1.5% of adjusted total assets. "Tangible capital" means core capital less any intangible assets (including supervisory goodwill), plus certain mortgage service rights, subject to certain limitations.

The risk-based capital requirements provide, among other things, that the capital ratios applicable to various classes of assets are to be adjusted to reflect the degree of credit risk deemed to be associated with such assets. In addition, the asset base for computing a savings institution's risk-based capital requirement includes certain off-balance sheet items. Generally, the risk-based capital requirement requires each savings institutions to maintain "total capital" equal to 8.0% of risk-weighted assets. "Total capital" means core capital and supplementary capital. Supplementary capital includes, among other things and subject to certain limitations, general reserves up to 1.25% of risk-weighted assets. The Bank's supplementary capital included $6.7 million of general reserves at December 31, 1996. A savings institution's supplementary capital may be used to satisfy the risk-based capital requirement only to the extent of that institution's core capital.

In measuring a savings institution's compliance with the three requirements under the Capital Regulations, the savings institution must deduct from capital its investments in, and advances to, subsidiaries engaged in activities not permissible for national banks. In computing an institution's total capital for purposes of the risk-based capital standard, similar capital deduction and phase-in provisions generally apply to: (a) other equity investments in equity securities (not meeting the definition of a subsidiary) and in real estate and
(b) that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio. The Federal Deposit Insurance Corporation ("FDIC") may suspend deposit insurance for an institution that has no tangible capital (computed by considering qualifying supervisory goodwill).

Any savings institution that is not in compliance with its regulatory capital requirements must, within 60 days from the date the savings institution falls out of compliance, submit a capital plan acceptable to the OTS demonstrating how the savings institution will meet applicable capital standards. The OTS places an asset growth restriction on all institutions failing any of the three capital standards pending review of their capital plans and consideration of future growth restrictions.

The OTS may treat the failure of any savings institution to maintain capital at or above the minimum required levels or to comply with an approved capital plan as an "unsafe and unsound practice." In general, unsafe and unsound practices are subject to a number of enforcement actions, including the appointment of a conservator or receiver.

Under the Prompt Corrective Action Rules ("PCA Rules") of the Federal Deposit Insurance Act and regulations of the OTS thereunder, savings institutions are classified in one of five categories based upon the regulatory capital levels. Two of these classifications are for savings institutions that meet the Capital Requirements ("well capitalized" and "adequately capitalized") and three are for savings institutions that do not meet the Capital Requirements ("under capitalized," "significantly under capitalized," and "critically under capitalized"). In addition, the OTS also has authority, after an opportunity for a hearing, to downgrade an institution from "well-capitalized" to "adequately capitalized" or to subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower category, if the OTS deems such action to be appropriate as a result of supervisory concerns. Progressively more stringent operational limitations and other corrective actions are required as an institution declines in the capital ranking tiers.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1996
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)


As of December 31, 1996 and 1995, the most recent notification from the OTS categorized the Bank as well capitalized under the PCA Rules. The following table sets forth as of December 31, 1996, the Bank's actual regulatory capital amounts and ratios and the regulatory capital amounts and ratios for the Bank to be "adequately capitalized" and "well capitalized."

                                                                      REQUIREMENTS
                                                       -------------------------------------------
                                       ACTUAL          ADEQUATELY CAPITALIZED  WELL CAPITALIZED
                                 --------------------  ---------------------  --------------------
                                  AMOUNT     RATIOS      AMOUNT      RATIOS     AMOUNT     RATIOS
                                 ----------  --------  ------------  -------  -----------  -------
AS OF DECEMBER 31, 1996:
    Total Capital
    (to Risk Weighted Assets)     $ 59,560     11.11%    $  42,879     8.00%    $ 53,599       10.00%
     Tier 1 Capital
    (to Risk Weighted Assets)       52,803      9.85%       21,439     4.00%      32,159        6.00%
     Tier 1 Capital
    (to Average Assets)             52,803      6.55%       32,269     4.00%      40,336        5.00%
     Core Capital
    (to Adjusted Assets) (1)        52,803      6.27%       25,267     3.00%         N/A         N/A
     Tangible Capital
    (to Adjusted Assets) (1)        52,803      6.27%       12,634     1.50%         N/A         N/A

AS OF DECEMBER 31, 1995
    Total Capital
    (to Risk Weighted Assets)     $ 49,448     10.27%    $  38,508     8.00%    $ 48,135       10.00%
     Tier 1 Capital
    (to Risk Weighted Assets)       43,360      9.01%       19,254     4.00%      28,881        6.00%
     Tier 1 Capital
    (to Average Assets)             43,360      5.96%       29,079     4.00%      36,349        5.00%
     Core Capital
    (to Adjusted Assets) (1)        43,360      5.80%       22,425     3.00%         N/A         N/A
     Tangible Capital
    (to Adjusted Assets) (1)        43,360      5.80%       11,213     1.50%         N/A         N/A

---------------
      (1) The term "adjusted assets" refers to the term "adjusted total assets" as defined in 12 C.F.R. Section 567.1(a) for purposes of tangible and core capital requirements, and refers to the term "risk-weighted assets" as defined in 12 C.F.R. Section 567.1(b) for purposes of risk-based capital requirements.

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

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1996
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)


NOTE N - REGULATORY MATTERS

In early 1993, the OTS completed its annual examination of the Bank, and issued its report thereon, dated March 5, 1993. In their report, the OTS concluded that the Bank's future viability was threatened by inadequacies in the Board of Directors and management, deteriorating asset quality and moderate-to-high interest rate risk. The Board of Directors was advised to restructure itself and to strengthen management, to commence actions to improve loan underwriting controls, to improve the internal asset review system, to reduce large concentrations of construction and land loans to certain developer borrowers and to improve the internal audit department. The OTS also communicated its intention to consider assessing civil money penalties against current and former Directors of the Bank arising from the perceived noncompliance with the previously issued cease and desist order and letter directive. In connection with the OTS' examination, additional provisions for loan and real estate losses were recorded, in the aggregate amount of $54.6 million, as of September 30, 1992.

On March 31, 1993, the Company's and the Bank's President and Chief Executive Officer, Vernon Herbst retired. In July 1993, the Company and the Bank hired a new President and Chief Executive Officer, Scott A. Braly. During the period from August through December 1993, a full complement of senior management was hired covering each of the Bank's line and staff units, and previous management was either terminated or reassigned. Subsequent to the OTS' 1992/1993 examination, two new non-management Directors were appointed by the Boards of Directors of the Bank and the Company.

On June 30, 1995, the Bank stipulated and consented to the issuance of a prompt corrective action directive ("PCA Directive") by the OTS. The PCA Directive was issued as a condition of acceptance by the OTS of the Bank's capital restoration plan. The Directive required the Bank, among other things, (i) to comply with the terms of the revised business plan, (ii) to achieve a capital infusion of between $15 million and $20 million by December 15, 1995, (iii) to retain an investment banking firm to assist in the recapitalization of the Bank, (iv) to comply with all of the mandatory prompt corrective action provisions automatically applicable to the Bank based on its prompt corrective action capital category, and (v) to maintain its total assets at a level not to exceed its total assets as of year end 1994. Unless otherwise approved by the OTS, the Directive also required that the Bank comply with an OTS-approved time schedule specifying dates between the execution of the Directive and December 15, 1995 by which the Bank must complete specific intermediate steps toward achievement of the capital infusion required by the Directive. Failure to comply with the PCA Directive could have resulted in a forced sale of the Bank at a distressed price under regulatory compulsion or the appointment of a conservator or receiver for the Bank. In addition, the PCA Directive stated that it does not prevent the OTS from taking any other type of supervisory, enforcement or resolution action that the OTS determines to be appropriate.

In December 1995, the Company sold $27.0 million of "investment units" in a private placement offering. See NOTE L. The Company's contribution of $19.0 million of the net proceeds of the private placement into the Bank during December 1995 satisfied the PCA Directive, and the OTS terminated the PCA Directive and released the Bank from its capital plan.

The President has signed legislation which repealed the tax rules formerly applicable to bad debt reserves of thrift institutions for taxable years beginning after December 31, 1995. The Company will thereupon be required to change its tax method of accounting for bad debts from the reserve method formerly permitted under section 593 of the Internal Revenue Code (the "Code") to the "specific charge-off" method effective for its tax year beginning October 1, 1996. Under the specific charge-off method, tax deductions may be taken for bad debts only as to the extent that the loans become wholly or partially worthless. The enacted legislation requires thrift institutions, such as the Company, which have previously utilized the section 593 reserve method to recapture (i.e., include in taxable income) over a six-year period a portion of their existing bad debt reserves equal to their "applicable excess reserves." The Company does not believe that the recapture of its bad debt reserves, if any, would be material. Under these provisions, the remainder of the Company's bad debt reserve balance as of September 30, 1996 (approximately $25.5 million) will in future years be subject to recapture in whole or in part upon the occurrence of certain events such as a distribution to stockholders in excess of the Company's current and accumulated earnings

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1996
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)


and profits, a redemption of shares, or upon a partial or complete liquidation of the Company. The Company does not intend to make distributions to its stockholders that would result in recapture of any portion of its bad debt reserves.

NOTE O - DERIVATIVE FINANCIAL INSTRUMENTS

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks.

Interest rate cap agreements were used to reduce the potential impact of increases in interest rates on repriceable liabilities. At December 31, 1995, the Company was a party to one interest rate cap agreement, with a notional amount of $450.0 million and an expiration in March 1996. The agreement entitled the Company to receive from the counterparty, on a quarterly basis, the amount, if any, of the excess of the 3 month LIBOR rate over 7.34%. The Company amortized the cost of this cap over its life. The Company was not a party to any other derivative instrument contracts since March 1996.

NOTE P - COMMITMENTS AND CONTINGENCIES

LITIGATION

On September 6, 1996, the Company and the Bank were named as defendants in a class action lawsuit entitled Stanley D. Mosler and Eileen C. Mosler vs. Hawthorne Savings and Loan Association, Hawthorne Financial Corporation, et al., filed in the Superior Court of the State of California as Case No. BC154729 (the "Action"). The plaintiffs had previously filed an individual action alleging the same matters contained in the class action complaint. The individual action is scheduled for trial in July 1997. Plaintiffs contend they were entitled to a notice of availability of foreclosure counseling, which they allege they did not receive, before the Bank foreclosed. Plaintiffs contend that the alleged failure to provide counseling notices and the underbidding by the Bank of the loan amount at foreclosure resulted in damages to the purported class in an amount in excess of $40 million. The Company has been named and alleged to have liability based upon its relationship as trustee on the Deed of Trust securing the Bank's loans. The Company and the Bank filed responsive pleadings to the action alleging that the complaint is defective on its face and that the plaintiffs are not proper representatives of the purported class. The court granted the Company and Bank's motion and dismissed the plaintiff's case. The plaintiffs have appealed.

The Bank has been named as a defendant in an action entitled Takaki vs. Hawthorne Savings and Loan Association, filed in the Superior Court of the State of California, Los Angeles, as Case No. YC021815. The plaintiffs were owners of real property which they sold in 1991 to a third party. The Bank provided escrow services in connection with the transaction and provided purchase money financing to the purchaser. A substantial portion of the consideration paid to the plaintiffs took the form of a deed of trust secured by another property then owned by an affiliate of the purchaser. The value of the collateral securing this deed of trust ultimately proved to be inadequate. The plaintiffs allege that the Bank knew, or should have known, that the security for the plaintiffs' loan was inadequate and should have so advised them. The Bank disputes the plaintiffs' allegations and believes that the law in California is unambiguous that there is no duty which attaches to escrow providers to advise the parties to an escrow. Trial is scheduled for April 1997. The plaintiffs have claimed damages in excess of $5 million.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1996
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)


The Company is involved in a variety of other litigation matters which, for the most part, arise out of matters and events which were alleged to have occurred prior to 1994. Many of these lawsuits either allege construction defects or allege improper servicing of the loan. In the opinion of management, none of these cases will have a material adverse effect on the Bank's or the Company's financial condition or operations.

LENDING COMMITMENTS

At December 31, 1996, the Company had outstanding commitments to originate loans of $64.5 million and had commitments to fund the undisbursed portion of existing construction loans of $45.5 million.

ERRORS AND OMISSIONS INSURANCE

The Company had a mortgagee's errors and omissions insurance policy as of December 31, 1996. The Company did not have errors and omissions insurance on other aspects of its operation.

LEASES

The Company has entered into agreements to lease certain office facilities under operating leases which expire at various dates to the year 2010. The leases generally provide that the Company pay property taxes, insurance and other items. Current rental commitments for the remaining terms of these noncancelable leases as of December 31, 1996 are as follows:

                                  AMOUNT
                               --------------
         1997                    $     1,106
         1998                          1,100
         1999                          1,092
         2000                            883
         2001                            343
   Thereafter                            487
                                -------------
                                 $     5,011
                                =============

Lease expense for office facilities was $968,000, $966,000, and $767,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1996
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)


NOTE Q - ESTIMATED FAIR VALUE INFORMATION

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

                                                       1996                        1995
                                            --------------------------  --------------------------
                                                           ESTIMATED                   ESTIMATED
                                             CARRYING        FAIR        CARRYING        FAIR
                                              AMOUNT         VALUE        AMOUNT         VALUE
                                            ------------  ------------  ------------  ------------
Assets
    Cash and cash equivalents               $    93,978   $    93,978   $    14,015   $    14,015
    Investment securities                        38,371        38,371        62,793        62,793
    Loans receivable                            672,401       683,622       617,328       627,090

Liabilities
    Deposits
        Money market                        $    18,793   $    18,793   $    34,708   $    34,675
        Passbook                                 22,887        22,887        30,595        30,557
        Checking/NOW                             24,954        24,954        26,241        26,241
        Certificates of deposit                 647,250       646,766       603,549       590,080
        Noninterest bearing demand                3,925         3,925         2,915         2,915
    FHLB advances                                50,000        50,136

The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value are explained below.

For cash and cash equivalents, the carrying amount is considered to be their estimated fair value.

For investment securities, fair values are based on quoted market prices obtained from an independent pricing service (NOTES A and C).

The carrying amount of loans receivable is their contractual amounts outstanding reduced by net deferred loan origination fees and the allowance for loan losses (NOTE D). Variable rate loans consist primarily of loans whose interest rates float with changes in either a specified bank's reference rate or the FHLB eleventh district cost of funds index.

The fair value of both variable and fixed rate loans was estimated by discounting the remaining contractual cash flows using the estimated current rate at which similar loans would be made to borrowers with similar credit risk characteristics over the same remaining maturities, reduced by net deferred loan origination fees and the allocable portion of the allowance for the loan losses. The estimated current rate for discounting purposes was not adjusted for any change in borrowers' credit risks since the origination of such loans. Rather, the allocable portion of the allowance for loan losses is considered to provide for such changes in estimating fair value.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1996
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)


The fair value of nonaccrual loans (NOTE D) has been estimated at the carrying amount of these loans as it is practicable to reasonably assess the credit risk adjustment that would be applied in the market place for such loans.

The withdrawable amounts for checking accounts are considered to be stated at their estimated fair value. The fair value of passbook accounts and fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

The fair value of FHLB advances is estimated using the rates currently offered on similar instruments with similar terms.

The fair value of an interest rate cap is based upon the quoted termination price as of the reporting date, as provided by independent dealers in these instruments. As such the interest rate cap had no fair value at December 31, 1995.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented above.

              HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THREE YEARS ENDED DECEMBER 31, 1996
                (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)


NOTE R - SEPARATE PARENT COMPANY FINANCIAL STATEMENTS

STATEMENTS OF FINANCIAL CONDITION

                                                                                            DECEMBER 31,
                                                                                      -------------------------
                                                                                         1996          1995
                                                                                      -----------   -----------
ASSETS
Cash at the Bank                                                                      $    1,222    $    1,829
Investment securities                                                                      3,203         4,856
Investment in subsidiary                                                                  53,490        43,534
Other assets                                                                                 987         1,216
                                                                                      -----------   -----------
                                                                                      $   58,902    $   51,435
                                                                                      ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and other liabilities                                                $    2,673    $      463
Senior notes                                                                              12,307        12,006
                                                                                      -----------   -----------
                                                                                          14,980        12,469
Stockholders' equity
    Preferred stock - $0.01 par value; authorized 10,000,000 shares
        Cumulative preferred stock, series A:  liquidation preference,
        $50 per share; authorized, 270 shares; outstanding, 270 shares
    Common stock - $0.01 par value; authorized 20,000,000 shares;
        issued and outstanding, 2,604,675 shares                                              26            26
    Capital in excess of par value - cumulative preferred stock, series A                 11,592        11,592
    Capital in excess of par value - common stock                                          7,745         7,745
    Unrealized (loss) gain on available-for-sale securities                                 (132)            6
    Retained earnings - partially restricted                                              24,858        19,788
                                                                                      -----------   -----------
                                                                                          44,089        39,157
Less
    Treasury stock, at cost - 5,400 shares                                                   (48)          (48)
    Loan to Bank ESOP                                                                       (119)         (143)
                                                                                      -----------   -----------
                                                                                          43,922        38,966
                                                                                      -----------   -----------
                                                                                      $   58,902    $   51,435
                                                                                      ===========   ===========

              HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THREE YEARS ENDED DECEMBER 31, 1996
                (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)


STATEMENTS OF OPERATIONS

                                                         YEARS ENDED DECEMBER 31,
                                                 -----------------------------------------
                                                   1996           1995            1994
                                                 ----------    ------------    -----------
Interest revenues
   Interest income
     Loans                                       $       -     $        49     $       79
     Investments                                       246              13
     From subsidiary                                    16              12             30
                                                 ----------    ------------    -----------
     Total interest revenues                           262              74            109

Interest costs                                       1,921              92
Provision for credit losses
                                                 ----------    ------------    -----------
     Net interest income                            (1,659)            (18)           109

Noninterest revenues                                    13              49             96
Operating costs                                       (910)           (515)          (471)
Real estate operations, net                                           (102)
Loss on sale of loans                                   (1)            (89)
                                                 ----------    ------------    -----------
     Pre-tax loss before equity in
       earnings (loss) of subsidiary                (2,557)           (675)          (266)

Income tax benefit (expense)                                           (37)
                                                 ----------    ------------    -----------
     Loss before equity in
       earnings (loss) of subsidiary                (2,557)           (712)          (266)

Equity in earnings (loss) of subsidiary             10,064         (13,505)        (2,697)
                                                 ----------    ------------    -----------
Net earnings (loss)                              $   7,507     $   (14,217)    $   (2,963)
                                                 ==========    ============    ===========
Net earnings (loss) available for Common         $   5,704     $   (14,341)    $    2,963
                                                 ==========    ============    ===========
Net earnings (loss) per share                    $    1.11     $     (5.52)    $    (1.14)
                                                 ==========    ============    ===========
Weighted average shares                              5,141           2,599          2,599
                                                 ==========    ============    ===========

              HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THREE YEARS ENDED DECEMBER 31, 1996
                (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)


STATEMENTS OF CASH FLOWS

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                 -------------------------------------------
                                                                                    1996           1995             1994
                                                                                 -----------    ------------     -----------
Cash flows from operating activities
    Net earnings (loss)                                                          $    7,507     $   (14,217)     $   (2,963)
    Adjustments
        Equity in undistributed earnings (loss) of subsidiary                       (10,064)         13,505           2,697
        Depreciation and amortization                                                   479             112
        Increase in interest receivable                                                  (2)            (13)
        Loss on sale of REOs                                                                             80
        Increase in other assets                                                                     (1,178)
        Increase (decrease) in accounts payable and other liabilities                  (228)             14            (169)
        Other
                                                                                 -----------    ------------     -----------
            Net cash used in operating activities                                    (2,308)         (1,697)           (435)
                                                                                 -----------    ------------     -----------
Cash flows from investing activities
    Purchases of securities                                                                          (4,845)
    Maturities of securities                                                          1,677
    Sales of loans receivable                                                                           760
    Collection of loans receivable                                                                       16              76
    Net proceeds from real estate owned                                                                 671              (3)
                                                                                 -----------    ------------     -----------
            Net cash provided by (used in) investing activities                       1,677          (3,398)             73
                                                                                 -----------    ------------     -----------
Cash flows from financing activities
    Net collection of ESOP loan                                                          24              23              21
    Cash contribution to subsidiary                                                                 (20,000)           (750)
    Net proceeds from issuance of senior notes                                                       11,994
    Net proceeds from issuance of preferred stock                                                    12,760
    Net proceeds from issuance of warrants                                                            1,078
                                                                                 -----------    ------------     -----------
            Net cash provided by (used in) financing activities                          24           5,855            (729)
                                                                                 -----------    ------------     -----------
    Increase (decrease) in cash                                                        (607)            760          (1,091)
    Cash at beginning of year                                                         1,829           1,069           2,160
                                                                                 -----------    ------------     -----------
    Cash at end of year                                                          $    1,222     $     1,829      $    1,069
                                                                                 ===========    ============     ===========

    Non-cash investing and financing items
      Net unrealized gain (loss) on available-for-sale securities                $     (124)    $         6      $

      Accrued dividends payable                                                       2,430             124

              HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THREE YEARS ENDED DECEMBER 31, 1996
                (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)


NOTE S - QUARTERLY INFORMATION (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                 -------------------------------------------------------
                                                   MAR 31,      JUNE 30,       SEP 30,        DEC 31,
                                                 ------------  ------------   -----------   ------------
YEAR ENDED DECEMBER 31, 1996
Interest revenues                                $    15,430   $    16,491    $   17,061    $    18,802
Interest costs                                        (9,409)       (9,899)       (9,722)       (10,930)
                                                 ------------  ------------   -----------   ------------
Net interest income before contractual
   interest on nonaccrual loans                        6,021         6,592         7,339          7,872
Contractual interest on nonaccrual loans                (629)         (447)         (641)          (713)
                                                 ------------  ------------   -----------   ------------
Net interest income                                    5,392         6,145         6,698          7,159
Provision for credit losses                           (1,200)       (2,489)       (2,800)        (1,000)
                                                 ------------  ------------   -----------   ------------
                                                       4,192         3,656         3,898          6,159
Net interest income after provision
  for credit losses
Noninterest revenues                                     440           491           626            370
Operating costs                                       (5,111)       (5,344)       (5,139)        (5,452)
Real estate operations, net                              441          (395)         (597)          (405)
Other income                                             346         6,333        (3,829)           445
                                                 ------------  ------------   -----------   ------------
                                                         308         4,741        (5,041)         1,117
Income tax benefit (expense)                           2,253         1,230         2,885             14
                                                 ------------  ------------   -----------   ------------
Net earnings (loss)                              $     2,561   $     5,971    $   (2,156)   $     1,131
                                                 ============  ============   ===========   ============
Net earnings (loss) available for Common         $     2,136   $     5,523    $   (2,764)   $       668
                                                 ============  ============   ===========   ============
Net earnings (loss) per share (1)                $      0.41   $      1.07    $    (1.06)   $      0.13
                                                 ============  ============   ===========   ============
Weighted average shares (2)                            5,141         5,141         2,599          5,141
                                                 ============  ============   ===========   ============

----------------------

      (1)   Calculated using the modified Treasury method.

      (2) Calculated using actual shares outstanding for the quarter ended September 30, 1996. Inclusion of options and warrants would have been antidilutive.

              HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THREE YEARS ENDED DECEMBER 31, 1996
                (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)


                                                                   THREE MONTHS ENDED
                                                 --------------------------------------------------------
                                                   MAR 31,        JUNE 30,       SEP 30,     DEC 31,
                                                 -------------   -----------   ------------  ------------
YEAR ENDED DECEMBER 31, 1995
Interest revenues                                $     13,214    $   12,718    $    12,858   $    14,596
Interest costs                                         (7,913)       (8,487)        (8,806)       (9,280)
                                                 -------------   -----------   ------------  ------------
Net interest margin before contractual
 interest on nonaccrual loans                           5,301         4,231          4,052         5,316
Contractual interest on nonaccrual loans                 (730)         (677)          (420)         (565)
                                                 -------------   -----------   ------------  ------------
Net interest margin                                     4,571         3,554          3,632         4,751
Provision for credit losses                           (12,745)                      (1,700)         (450)
                                                 -------------   -----------   ------------  ------------
Net interest margin after provision                    (8,174)        3,554          1,932         4,301
  for credit losses
Noninterest revenues                                      276           364            536           135
Operating costs                                        (5,421)       (5,217)        (4,672)       (5,029)
Real estate operations                                    466           949         (2,692)          841
Other revenues, net                                     3,309           215            450           277
                                                 -------------   -----------   ------------  ------------
                                                       (9,544)         (135)        (4,446)          525
Income tax benefit (expense)                             (585)                         (32)
                                                 -------------   -----------   ------------  ------------
Net earnings (loss)                              $    (10,129)   $     (135)   $    (4,478)  $       525
                                                 =============   ===========   ============  ============
Net earnings (loss) available for Common         $    (10,129)   $     (135)   $    (4,478)  $       430
                                                 =============   ===========   ============  ============
Earnings (loss) per share (1)                    $      (3.90)   $    (0.05)   $     (1.72)  $      0.13
                                                 =============   ===========   ============  ============
Weighted average shares                                 2,599         2,599          2,599         2,599
                                                 =============   ===========   ============  ============


         (1) Calculated using the Modified Treasury method for fourth quarter only.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1996
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)


NOTE T - CONSOLIDATING SCHEDULES

                                                    HAWTHORNE        HAWTHORNE
                                                     SAVINGS         FINANCIAL        ELIMINATIONS        CONSOLIDATED
                                                   -------------     -----------     ---------------     ---------------
ASSETS
Cash and cash equivalents                          $     93,782     $     1,222      $       (1,026)     $       93,978
Investment securities                                    35,168           3,203                                  38,371
Investment in subsidiary                                                 53,490             (53,490)
Loans receivable, net                                   672,391                                  10             672,401
Real estate owned, net                                   20,140                                                  20,140
Accrued interest receivable                               4,765              16                                   4,781
FHLB stock                                                6,788                                                   6,788
Office property and equipment                             4,729                                                   4,729
Other assets                                              5,046             971                 (10)              6,007
                                                   -------------     -----------     ---------------     ---------------
                                                   $    842,809     $    58,902      $      (54,516)     $      847,195
                                                   =============     ===========     ===============     ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits                                       $    718,835     $         -      $       (1,026)     $      717,809
    Borrowings                                           50,000                                                  50,000
    Accounts payable and other liabilities               20,484           2,673                                  23,157
    Senior debt                                                          12,307                                  12,307
                                                   -------------     -----------     ---------------     ---------------
                                                        789,319          14,980              (1,026)            803,273
Stockholders' equity
    Capital stock                                           150              26                (150)                 26
    Preferred Stock
    Capital in excess of par
        value - common stock                             20,765           7,745             (20,765)              7,745
    Capital in excess of par
        value - preferred stock                                          11,592                                  11,592
    Unrealized gain (loss) on available-
      for-sale securities                                  (113)           (132)                113                (132)
    Retained earnings                                    32,688          24,858             (32,688)             24,858
                                                   -------------     -----------     ---------------     ---------------
                                                         53,490          44,089             (53,490)             44,089
    Less
        Treasury stock                                                      (48)                                    (48)
        Loan to Bank ESOP                                                  (119)                                   (119)
                                                   -------------     -----------     ---------------     ---------------
                                                         53,490          43,922             (53,490)             43,922
                                                   -------------     -----------     ---------------     ---------------
                                                   $    842,809     $    58,902      $      (54,516)     $      847,195
                                                   =============     ===========     ===============     ===============

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1996
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)


                                                      HAWTHORNE       HAWTHORNE
                                                       SAVINGS        FINANCIAL      ELIMINATIONS       CONSOLIDATED
                                                     -------------   ------------   ----------------   ---------------
YEAR ENDED DECEMBER 31, 1996
Interest revenues
    Loans                                            $     62,153    $         -     $           (1)   $       62,152
    Investments                                             5,386            262                (16)            5,632
                                                     -------------   ------------   ----------------   ---------------
                                                           67,539            262                (17)           67,784
Interest costs
    Deposits                                               35,584                               (16)           35,568
    Borrowings                                              2,471                                               2,471
    Senior notes                                                           1,921                                1,921
                                                     -------------   ------------   ----------------   ---------------
                                                           38,055          1,921                (16)           39,960
Net interest income before contractual
  interest on nonaccrual loans                             29,484         (1,659)                (1)           27,824

Contractual interest on nonaccrual loans                   (2,430)                                             (2,430)
                                                     -------------   ------------   ----------------   ---------------
Net interest income                                        27,054         (1,659)                (1)           25,394
Loan provision for credit losses                            7,489                                               7,489
                                                     -------------   ------------   ----------------   ---------------

Net interest income after  provision
  for credit losses                                        19,565         (1,659)                (1)           17,905

Noninterest revenues                                        2,057             13               (143)            1,927
Operating costs
    Employee                                                9,737             63                                9,800
    Occupancy                                               2,890                                               2,890
    Operating                                               4,103            605               (143)            4,565
    Professional                                            1,373            242                                1,615
    SAIF Premium and OTS assessment                         2,152                                               2,152
    Goodwill                                                   24                                                  24
                                                     -------------   ------------   ----------------   ---------------
                                                           20,279            910               (143)           21,046

Real estate operations                                       (956)                                               (956)
Gain on (loss) sale of loans                                  437             (1)                 1               437
Gain on sale of securities                                    248                                                 248
Disposition of deposits and premises                        6,413                                               6,413
Other revenues (expense)                                   (3,803)                                             (3,803)
                                                     -------------   ------------   ----------------   ---------------
                                                            2,339             (1)                 1             2,339
Pretax earnings (loss) before income taxes
  and equity in loss of subsidiary                          3,682         (2,557)                 -             1,125
Income tax benefit                                          6,382                                               6,382
                                                     -------------   ------------   ----------------   ---------------
Loss before equity in loss
  of subsidiary                                            10,064         (2,557)                               7,507
Equity in loss of subsidiary                                              10,064            (10,064)
                                                     -------------   ------------   ----------------   ---------------
NET EARNINGS (LOSS)                                  $     10,064    $     7,507     $      (10,064)   $        7,507
                                                     =============   ============   ================   ===============

                          MANAGEMENT'S ASSERTION REPORT

January 31, 1997

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

Management assessed the Company's internal control structure over financial reporting presentation in conformity with both GAAP and TFR instructions as of December 31, 1996. The assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained an effective internal control structure over financial reporting presented in conformity with both GAAP and TFR instructions, as of December 31, 1996.

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

Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the OTS. Based on this assessment, Management believes that the Company has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 1996.



/S/  SCOTT A. BRALY                        /s/  NORMAN A. MORALES
---------------------------                -----------------------------------
Scott A. Braly                             Norman A. Morales
President and                              Executive Vice
Chief Executive Officer                    President and
                                           Chief Financial Officer

                         INDEPENDENT ACCOUNTANTS' REPORT


To the Audit Committee
Hawthorne Financial Corporation
El Segundo, California


      We have examined management's assertion that, as of December 31, 1996, Hawthorne Financial Corporation ("the Company") and its subsidiary, Hawthorne Savings, F.S.B. maintained an effective internal control structure over financial reporting presented in conformity with both generally accepted accounting principles and the Office of the Thrift Supervision Instructions for Thrift Financial Reports included in the accompanying management's report on internal controls.

      Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants, and, accordingly, included obtaining an understanding of the internal control structure over financial reporting, testing and evaluating the design and operating effectiveness of the internal control structure over financial reporting, and such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

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

      In our opinion, management's assertion that, as of December 31, 1996, the Company maintained an effective internal control structure over financial reporting presented in conformity with both generally accepted accounting principles and the Office of Thrift Supervision Instructions for Thrift Financial Reports is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

DELOITTE & TOUCHE LLP

January 31, 1997
Los Angeles, California