Form 10-Q
period 1997-03-31
HAWTHORNE FINANCIAL CORP
filed 1997-05-15
CIK 46267

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

  X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----    ACT OF 1934

                      For the quarter ended March 31, 1997


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

                For the transition period from ______ to ______


                          Commission File Number 0-1100

                                   ----------

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

                                   ----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X    No
                                   -----     -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: The Registrant had 2,629,275 shares of Common Stock, $0.01 par value per share outstanding, as of May 5, 1997.



================================================================================

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY


                                 FORM 10-Q INDEX

                      FOR THE QUARTER ENDED MARCH 31, 1997


                       PART I - FINANCIAL INFORMATION                                     Page
                                                                                          ----
ITEM 1.       Financial Statements

              Consolidated Statements of Financial Condition at March 31, 1997
              (Unaudited) and December 31, 1996                                             3

              Consolidated Statements of Operations (Unaudited) for the Three
              Months Ended March 31, 1997 and 1996                                          4

              Consolidated Statement of Stockholders' Equity (Unaudited) for the
              Three Months Ended March 31, 1997                                             5

              Consolidated Statements of Cash Flows (Unaudited) for the Three
              Months Ended March 31, 1997 and 1996                                          6

              Notes to Consolidated Financial Statements (Unaudited)                        8

ITEM 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                        10

ITEM 3.       Quantitative and Qualitative Disclosure About Market Risk                    28

                           PART II - OTHER INFORMATION

ITEM 1.       Legal Proceedings                                                            29

ITEM 2.       Changes in Securities                                                        29

ITEM 3.       Defaults upon Senior Securities                                              29

ITEM 4.       Submission of Matters to a Vote of Security Holders                          29

ITEM 5.       Other Information                                                            29

ITEM 6.       Exhibits and Reports on Form 8-K                                             29

FORWARD LOOKING STATEMENTS

         When used in this Form 10-Q or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers that all forward-looking statements are necessarily speculative and not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various risks and uncertainties, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected. The risks highlighted herein should not be assumed to be the only things that could affect future performance of the Company.

         The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY


                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                           (DOLLARS ARE IN THOUSANDS)


                                                                                 MARCH 31,      DECEMBER 31,
                                                                                   1997            1996
                                                                                (UNAUDITED)      (AUDITED)
                                                                                 ---------       ---------
ASSETS
Cash and cash equivalents                                                        $  16,024       $  93,978
Investment securities available-for-sale, at market                                 77,633          38,371
Loans receivable (net of allowance for estimated credit losses
    of $13,657 in 1997 and $13,515 in 1996)                                        698,225         672,401
Real estate owned (net of allowance for estimated losses
    of $9,659 in 1997 and $11,871 in 1996)                                          20,977          20,140
Investment in capital stock of Federal Home Loan Bank - at cost                      6,898           6,788
Office property and equipment - at cost, net                                         4,531           4,729
Accrued interest receivable                                                          4,700           4,781
Deferred tax asset, net                                                              4,935           4,243
Other assets                                                                         4,052           1,764
                                                                                 ---------       ---------
                                                                                 $ 837,975       $ 847,195
                                                                                 =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
    Deposits                                                                     $ 708,113       $ 717,809
    Short-term borrowings                                                           65,000          50,000
    Senior notes                                                                    12,385          12,307
    Accounts payable and other liabilities                                           8,353          23,157
                                                                                 ---------       ---------
                                                                                   793,851         803,273
Stockholders' equity
  Preferred stock - $0.01 par value; authorized 10,000,000 shares
    Cumulative preferred stock, Series A: liquidation preference,
      $50 per share; authorized, 270 shares; outstanding, 270 shares
  Common stock - $0.01 par value; authorized, 20,000,000
     shares; issued and outstanding, 2,634,675 shares in 1997 and
     2,604,675 shares in 1996                                                           26              26
  Capital in excess of par value - cumulative preferred stock, series A             11,592          11,592
  Capital in excess of par value - common stock                                      7,887           7,745
  Unrealized gain (loss) on available-for-sale securities, net                        (829)           (132)
  Retained earnings                                                                 25,608          24,858
                                                                                 ---------       ---------
                                                                                    44,284          44,089

Less
  Treasury stock, at cost - 5,400 shares                                               (48)            (48)
  Loan to Employee Stock Ownership Plan                                               (112)           (119)
                                                                                 ---------       ---------
                                                                                    44,124          43,922
                                                                                 =========       =========
                                                                                 $ 837,975       $ 847,195
                                                                                 =========       =========

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                           (DOLLARS ARE IN THOUSANDS)


                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                           -----------------------
                                                             1997           1996
                                                           --------       --------
Interest revenues
    Loans                                                  $ 16,330       $ 14,362
    Investment securities                                     1,501          1,068
                                                           --------       --------
                                                             17,831         15,430
                                                           --------       --------
Interest costs
    Deposits                                                  8,892          8,938
    Short-term borrowings                                       780             --
    Senior notes                                                483            471
                                                           --------       --------
                                                             10,155          9,409
                                                           --------       --------

Net interest income before contractual
    interest on nonaccrual loans                              7,676          6,021

Contractual interest due on nonaccrual loans                   (824)          (629)
                                                           --------       --------
Net interest income                                           6,852          5,392
Provision for credit losses                                   1,500          1,200
                                                           --------       --------
Net interest income after provision for credit losses         5,352          4,192

Noninterest revenues                                            732            440

Noninterest expenses
   Employee                                                   2,769          2,294
   Operating                                                  1,054          1,049
   Occupancy                                                    754            723
   Professional                                                 348            448
   SAIF premium and OTS assessment                              372            585
   Goodwill amortization                                                        12
                                                           --------       --------
                                                              5,297          5,111
                                                           --------       --------

Real estate operations, net                                      20            441
Gain (loss) on sale of loans                                    (13)           153
Other revenues (expenses), net                                                 193
                                                           --------       --------

Net earnings before income taxes                                794            308
Income tax benefit                                              563          2,253
                                                           --------       --------

Net earnings                                               $  1,357       $  2,561
                                                           ========       ========

Net earnings available for Common (NOTE 3)                 $    852       $  2,130
                                                           ========       ========

Net earnings per share (NOTE 3)                            $   0.17       $   0.41
                                                           ========       ========

Weighted average shares (NOTE 3)                              5,142          5,151
                                                           ========       ========

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY


           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                           (DOLLARS ARE IN THOUSANDS)


                                                                                             ACCRUED
                                                                    CHANGE IN               DIVIDENDS
                                          BALANCE AT   EXERCISED    UNREALIZED                 ON                     BALANCE AT
                                         DECEMBER 31,    STOCK        GAINS        NET      PREFERRED                 MARCH 31,
                                            1996        OPTIONS      (LOSSES)    EARNINGS     STOCK      REPAYMENTS     1997
                                         ------------   --------     -------     -------    ---------    ----------    -------
Common stock                               $     26                                                                    $    26
Cumulative preferred stock, series A
Capital in excess of par value
  Common stock                                7,745          142                                                         7,887
  Cumulative preferred stock, series A       11,592                                                                     11,592
Unrealized gain (loss) on
  available-for-sale securities, net           (132)                    (697)                                             (829)
Retained earnings                            24,858                                1,357         (607)                  25,608
Treasury stock                                  (48)                                                                       (48)
Loan to employee stock ownership plan          (119)                                                              7       (112)
                                           --------     --------     -------     -------    ---------    ----------    -------
Total stockholders' equity                 $ 43,922     $    142     $  (697)    $ 1,357    $    (607)   $        7    $44,124
                                           ========     ========     =======     =======    =========    ==========    =======

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY


                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                           (DOLLARS ARE IN THOUSANDS)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                    -----------------------
                                                                      1997           1996
                                                                    --------       --------
NET CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                      $  1,357       $  2,561
  Adjustments
    Provision (benefit) for income taxes                                (692)        (2,253)
    Provision for estimated credit losses on loans                     1,500          1,200
    Provision for estimated credit losses on real estate owned                          700
    Net gain on sale of branches                                                       (202)
    Net recoveries from sales of real estate owned                       (24)          (743)
    Loan fee and discount accretion                                     (905)          (562)
    Depreciation and amortization                                        445            360
    FHLB dividends                                                      (110)           (81)
    Goodwill amortization                                                                12
    Decrease (increase) in:
      Accrued interest receivable                                         81           (428)
      Other assets                                                    (2,340)        (1,328)
    (Decrease) increase in other liabilities                         (15,365)            45
    Other, net                                                           (42)           (73)
                                                                    --------       --------

  Net cash used by operating activities                              (16,095)          (792)
                                                                    --------       --------

NET CASH FLOWS FROM INVESTING ACTIVITIES
  Investment securities
      Purchases                                                      (40,000)       (89,966)
      Maturities                                                                     57,932
  Mortgage-backed securities
      Principal amortization                                                             33
  Loans
      New loans funded                                               (43,991)       (35,826)
      Construction disbursements                                     (17,950)        (9,760)
      Payoffs                                                         29,194         12,678
      Sales proceeds                                                                 32,720
      Principal amortization                                           4,336          4,146
      Other, net                                                      (2,262)         3,129
  Real estate owned
      Sale proceeds                                                    5,728         10,829
      Capitalized costs                                               (2,256)        (2,834)
  Redemption of FHLB stock
  Office property and equipment
     Sales proceeds                                                                   2,722
     Additions                                                          (111)           (40)
                                                                    --------       --------
  Net cash used by investing activities                              (67,312)       (14,237)
                                                                    --------       --------

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY


                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                           (DOLLARS ARE IN THOUSANDS)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                          -----------------------
                                                                            1997           1996
                                                                          --------       --------
NET CASH FLOWS FROM FINANCING ACTIVITIES
    Net (decrease) growth in deposits                                       (9,696)        16,857
    Net change in borrowings                                                15,000
    Net proceeds from exercise of options                                      142
    Collection of ESOP loan                                                      7              6
                                                                          --------       --------
    Net cash provided by financing activities                                5,453         16,863
                                                                          --------       --------

(DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS                                                             (77,954)         1,834

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                                    93,978         14,015
                                                                          --------       --------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                                        $ 16,024       $ 15,849
                                                                          ========       ========

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
     Cash paid during the period for
        Interest                                                          $  9,803       $  8,697
        Income taxes                                                           129

     Non-cash investing and financing activities
       Real estate acquired in settlement of loans                           6,719          3,646
       Loans originated to finance sales of real estate owned                2,192          7,478
       Net change in unrealized gains (losses) on
         available-for-sale securities                                        (697)           (60)
       Transfer of held to maturity securities to available-for-sale                       35,148

     Loan activity
       Total commitments and permanent fundings                           $ 74,079       $ 64,770
       Less:
           Change in undisbursed funds on construction commitments          (1,958)       (10,349)
           Loans originated to finance sales of real estate owned           (2,192)        (7,478)
           Non-cash portion of refinanced loans                             (6,300)
           Undisbursed portion of new lines of credit                       (1,688)        (1,357)
                                                                          --------       --------
       Net construction disbursements and loans funded                    $ 61,941       $ 45,586
                                                                          ========       ========

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 1997


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

         The consolidated financial statements include the accounts of Hawthorne Financial Corporation and its wholly-owned subsidiary, Hawthorne Savings, F.S.B. ("Bank"), collectively referred to as the "Company". All material intercompany transactions and accounts have been eliminated.

         In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1997, and December 31, 1996, and the results of its operations and its cash flows for the three months ended March 31, 1997 and 1996. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 1997.

         These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


NOTE 2 - RECLASSIFICATION

         Certain amounts in the 1996 consolidated financial statements have been reclassified, where practicable, to conform with classifications in 1997.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 1997
      (amounts are in thousands, except for book value and per share data)


NOTE 3 - BOOK VALUE AND EARNINGS PER SHARE

         The table below sets forth the Company's book value and earnings per share calculations for March 31, 1997 and 1996, using the Modified Treasury Stock Method as prescribed under GAAP. All other calculations shown, using alternate methods, are for informational purposes only. In the table below, (1) Warrants refers to the warrants issued by the Company in December 1995, which have an exercise price of $2.25 per share and can be exercised beginning three years from the issue date and for a period of ten years from the issue date, and
(2) Preferred Stock refers to the Cumulative Perpetual Preferred Stock issued by the Company in December 1995, which carries an annual dividend equal to 18% of the face amount of the Preferred Stock, permits dividends thereon to be paid, under certain circumstances, in equivalent value of the Company's common stock and has an initial dividend payment in June 1997.

                                                   THREE MONTHS ENDED MARCH 31, 1997       THREE MONTHS ENDED MARCH 31, 1996
                                                 -------------------------------------  ---------------------------------------
                                                 MODIFIED                               MODIFIED
                                                 TREASURY               ACTUAL SHARES,  TREASURY                 ACTUAL SHARES,
                                                   STOCK       ACTUAL     WARRANTS,      STOCK         ACTUAL      WARRANTS,
                                                  METHOD       SHARES    AND OPTIONS     METHOD        SHARES     AND OPTIONS
                                                  --------    --------     -------      -------     ------------    -------
SHARES OUTSTANDING
   Common                                            2,617       2,617       2,617        2,599            2,599      2,599
   Warrants                                          2,376                   2,376        2,376                       2,376
   Options                                             672                     672          696                         696
   Less Treasury shares                               (523)                                (520)
                                                  --------    --------     -------      -------     ------------    -------
   Total                                             5,142       2,617       5,665        5,151            2,599      5,671
                                                  ========    ========     =======      =======     ============    =======

STOCKHOLDERS' EQUITY
   Common                                         $ 32,532    $ 32,532     $32,532      $29,260     $     29,260    $29,260
   Warrants                                          5,346                   5,346        5,346                       5,346
   Options                                           3,360                   3,360        3,444                       3,444
   Less Treasury shares (2)                         (5,298)                              (2,655)
                                                  --------    --------     -------      -------     ------------    -------
   Total                                          $ 35,940    $ 32,532     $41,238      $35,395     $     29,260    $38,050
                                                  ========    ========     =======      =======     ============    =======

NET EARNINGS (LOSS)
   Net earnings for the period                    $  1,357                              $ 2,561
   Partial reduction in interest expense (1)           102                                  184
   Preferred stock dividends                          (602)                                (615)
                                                  --------                              -------
   Adjusted earnings available
     for Common                                   $    852                              $ 2,130
                                                  ========                              =======

BOOK VALUE PER SHARE                              $   6.99    $  12.43     $  7.28      $  6.87     $      11.26    $  6.71
                                                  ========    ========     =======      =======     ============    =======

EARNINGS PER SHARE                                $   0.17    $   0.29     $  0.13      $  0.41     $       0.75    $  0.34
                                                  ========    ========     =======      =======     ============    =======


----------
   (1) Under the Modified Treasury Stock Method, it is assumed that the Company will use proceeds from the proforma exercise of the Warrants and Options to acquire 20% of the actual shares currently outstanding (Treasury shares) and use any remaining assumed proceeds to reduce the outstanding balance of the Company's Senior Notes. The partial reduction in interest expense of $104,000 and $184,000 for the three months ended March 31, 1997 and 1996, respectively, represents the proforma reduction in interest expense as a result of the proforma reduction in the outstanding balance of Senior Notes.
  (2) Treasury shares were assumed to be repurchased at the average closing stock price for the respective periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         For the three months ended March 31, 1997, the Company reported net earnings of $1.4 million, or $0.17 per share, compared with net earnings of $2.6 million, or $0.41 per share for the same period in 1996. Results for both quarters are calculated using the Modified Treasury Stock Method which result in outstanding shares of 5.1 million and 5.2 million during the three months ended March 31, 1997 and 1996, respectively. The earnings per share amounts have been appropriately adjusted for the Company's preferred stock dividends.

         The Bank maintained core and risk-based regulatory capital ratios of 6.67% and 11.11%, respectively, at March 31, 1997, which are in excess of the regulatory minimums which define a "well capitalized" institution. Total assets at March 31, 1997 were $838 million, as compared with $847 million at December 31, 1996.

         Pretax earnings from the Company's core operations continued to increase during the March 1997 quarter, reaching their highest level since mid-1993. Core earnings are earnings after loan loss provisions and before interest on parent company indebtedness, income taxes and nonrecurring items. For the three-month periods ended March 31, 1997, December 31, 1996 and March 31, 1996, core earnings were $1.3 million, $1.2 million and $0.4 million, respectively, which amounts include loan loss provisions of $1.5 million, $1.0 million and $1.2 million, respectively.

         During the March 1997 quarter, the Company's net interest margin was 3.43% on average interest-earning assets of $800 million. For the December 1996 and March 1996 quarters, the Company's net interest margin and average interest-earning assets were 3.44% and $833 million, and 2.95% and $731 million, respectively. In December 1996, the Company sold approximately $60 million of loans, realizing a modest gain thereon. Though the proceeds from these loan sales had been reinvested in loans and securities by March 31, 1997, the results for the first quarter of 1997 were modestly impacted because such funds were not fully reinvested for the entire quarter.

         For the March 1997 quarter, real estate operations produced no net cost to the Company. For the December 1996 quarter, real estate operations produced a net cost of $0.4 million and such activities resulted in net revenues of $0.4 million for the March 1996 quarter.

         During the first quarter of 1997, the Company increased its deferred tax asset to $4.9 million by recording additional income tax benefits of $0.7 million.


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

         The table below sets forth the Company's average balance sheet, and the related effective yields and costs on average interest-earning assets and interest-bearing liabilities, for the three months ended March 31, 1997 and 1996. In the table, interest revenues are net of interest associated with nonaccrual loans (dollars are in thousands).

                                                                             THREE MONTHS ENDED
                                              ------------------------------------------------------------------------------
                                                          MARCH 31, 1997                           MARCH 31, 1996
                                              --------------------------------------    ------------------------------------
                                               AVERAGE       REVENUES/         YIELD/    AVERAGE     REVENUES/        YIELD/
                                               BALANCE        COSTS            COST      BALANCE      COSTS           COST
                                              --------       --------          ------   --------     ---------        ------
ASSETS
Interest-earning assets
   Loans                                      $688,597       $ 15,506           9.01%   $649,251      $13,733          8.46%
   Cash and cash equivalents                    58,945            738           5.01%     56,820          760          5.35%
   Investment securities                        45,315            653           5.76%     18,176          227          5.00%
   Investment in capital stock of
     Federal Home Loan Bank                      6,847            110           6.43%      6,407           81          5.06%
                                              --------       --------                   --------      -------
     Total interest-earning assets             799,704         17,007           8.51%    730,654       14,801          8.10%
                                                             --------          -----                  -------         -----
Noninterest-earning assets                      31,064                                    35,636
                                              --------                                  --------
Total assets                                  $830,768                                  $766,290
                                              ========                                  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
   Deposits                                   $705,507          8,892           5.11%   $707,562        8,938          5.08%
   Short-term borrowings                        51,935            780           6.09%
   Senior notes                                 12,345            483          15.87%     12,049          471         15.85%
                                              --------       --------                   --------      -------
     Total interest-bearing liabilities        769,787         10,155           5.35%    719,611        9,409          5.26%
                                                             --------          -----                  -------         -----
Noninterest-bearing liabilities                 17,065                                     6,445
Stockholders' equity                            43,916                                    40,234
                                              --------                                  --------
Total liabilities & stockholders' equity      $830,768                                  $766,290
                                              ========                                  ========
Net interest income                                          $  6,852                                 $ 5,392
                                                             ========                                 =======

Interest rate spread                                                            3.16%                                  2.84%
                                                                               =====                                  =====
Net interest margin                                                             3.43%                                  2.95%
                                                                               =====                                  =====


         The table below summarizes the components of the changes in the Company's interest revenues and costs for the three months ended March 31, 1997 and 1996 (dollars are in thousands).

                                          THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                             INCREASE (DECREASE) DUE TO CHANGE IN
                                       -------------------------------------------------
                                                                  RATE AND        NET
                                        VOLUME        RATE        VOLUME(1)      CHANGE
                                       -------       -------       -------       -------
INTEREST REVENUES
   Loans (2)                           $   832       $   887       $    54       $ 1,773
   Cash and cash equivalents                28           (49)           (1)          (22)
   Investment securities                   339            35            52           426
   Investment in capital stock of
     Federal Home Loan Bank                  6            22             1            29
                                       -------       -------       -------       -------
                                         1,205           895           106         2,206
                                       -------       -------       -------       -------

INTEREST COSTS
   Deposits                                (26)          (20)                        (46)
   Short-term borrowings                   780                                       780
   Senior notes                             12                                        12
                                       -------       -------       -------       -------
                                           766           (20)           --           746
                                       -------       -------       -------       -------

NET INTEREST INCOME                    $   439       $   915       $   106       $ 1,460
                                       =======       =======       =======       =======

----------
   (1)  Calculated by multiplying change in rate by change in volume.
   (2) Interest on loans is net of interest on nonaccrual loans and includes amortization of loan fees and discounts.

         Net interest income increased by $1.5 million during the three months ended March 31, 1997, as compared to the three months ended March 31, 1996. This increase was primarily attributable to increases in interest income as a result of increases in the average balance and weighted average rate on loans and, to a lesser extent, investment securities, which more than offset an increase in interest costs, primarily as a result of an increase in the average balance of borrowings by the Company.

         The Company's net interest margin, expressed as a percentage of interest-earning assets, increased from 2.95% to 3.43% during the three months ended March 31, 1996 and 1997, respectively. The Company's interest rate spread increased from 2.84% to 3.16% during the three months ended March 31, 1996 and 1997, respectively, primarily as a result of an increase in the weighted average yield on loans from 8.46% to 9.01% during these respective periods. During the three months ended March 31, 1997, the Company originated $74.1 million of new permanent and construction loan commitments with a weighted average interest rate of 9.68% at origination. By comparison, new permanent and construction loan commitments during the three months ended March 31, 1996, were $64.8 million and carried a weighted average interest rate at origination of 9.98%.

PROVISIONS FOR ESTIMATED CREDIT LOSSES ON LOANS

         For the three months ended March 31, 1997, the Company recorded credit loss provisions of $1.5 million, compared with provisions of $1.2 million recorded during the three months ended March 31, 1996. At March 31, 1997, nonperforming assets and performing loans classified "Substandard", "Doubtful" or "Loss" totaled $90.6 million compared with $87.9 million at March 31, 1996. Within these totals, the net carrying value of real estate owned totaled $21.0 million and $26.0 million, respectively, at March 31, 1997 and 1996. Loans delinquent 30 to 89 days, which the Company places on nonaccrual status as a matter of policy, declined to $5.1 million at March 31, 1997, from $10.1 million at December 31, 1996 and $12.8 million at March 31, 1996.

         The magnitude of the Company's nonperforming asset and classified performing loan portfolios remains substantially above peer levels and represents a significant portion of the Company's assets. These portfolios adversely affect the Company's operating results, through a combination of funding and management costs and incremental loss provisions. Further, these assets expose the Company to the potential for additional losses to the extent that borrowers are unable to make their payments to the Company, requiring the Company to pursue foreclosure of its collateral. As a result, management continues to diligently manage this portfolio of troubled assets and to measure in a timely fashion adverse portfolio migration trends and the adequacy of the Company's reserves for future credit losses.

NONINTEREST REVENUES

         The table below sets forth the Company's non-interest revenues for the periods indicated (dollars are in thousands).

                               THREE MONTHS ENDED MARCH 31,
                               ---------------------------
                                1997      1996      CHANGE
                                ----      ----      ------
Other loan and escrow fees      $466      $268      $ 198
Deposit account fees             148       161        (13)
Other revenues                   118        11        107
                                ----      ----      -----
                                $732      $440      $ 292
                                ====      ====      =====


         Other loan and escrow fees in 1997 were higher than in 1996 due primarily to increased loan production and loan prepayments. Other revenues were higher in 1997 than in 1996 due primarily to fees collected from the Company's check processor, pursuant to its servicing arrangement with the Company.

NONINTEREST EXPENSES

         The table below details the Company's operating costs for the periods indicated (dollars are in thousands).

                             THREE MONTHS ENDED MARCH 31,
                            ------------------------------
                             1997        1996       CHANGE
                            ------      ------      ------
Employee                    $2,769      $2,294      $ 475
Operating                    1,054       1,049          5
Occupancy                      754         723         31
SAIF insurance premium
  and OTS assessment           372         585       (213)
Professional                   348         448       (100)
Goodwill                                    12        (12)
                            ======      ======      =====
                            $5,297      $5,111      $ 186
                            ======      ======      =====

         By the end of 1996, the Company had completed all of the hiring necessary to fully staff its various lending groups. These additional resources are necessary to meet the higher-than-expected demand for the Company's financing products. During 1996, the Company also expanded its investment in community-based organizations focused on attracting mortgage credit and other banking services. These increases in expenses are partially offset by the decline in the SAIF insurance premium as a result of the Company's improved financial condition and the special FDIC SAIF assessment paid in 1996.

REAL ESTATE OPERATIONS

         The table below sets forth the revenues and costs attributable to the Company's real estate owned for the periods indicated. The compensatory and legal costs directly associated with the Company's property management and disposal operations are included in the table above in NONINTEREST EXPENSES (dollars are in thousands).

                                                 THREE MONTHS ENDED MARCH 31,
                                                ------------------------------
                                                1997        1996        CHANGE
                                                -----       -----       ------
EXPENSES ASSOCIATED WITH
  REAL ESTATE OWNED
       Property taxes                           $ (21)      $ (41)      $  20
       Repairs, maintenance and renovation        (13)        (41)         28
       Insurance                                  (44)        (36)         (8)
                                                -----       -----       -----
                                                  (78)       (118)         40
NET RECOVERIES FROM SALE
  OF PROPERTIES                                    24         744        (720)
PROPERTY OPERATIONS, NET                           74         515        (441)
PROVISION FOR ESTIMATED LOSSES ON
   REAL ESTATE OWNED                                         (700)        700
                                                -----       -----       -----
                                                $  20       $ 441       $(421)
                                                =====       =====       =====

         The costs included in the table above (and, therefore, excluded from operating costs (see NONINTEREST EXPENSES)), reflect holding costs directly attributable to the portfolio of real estate owned.

         Net recoveries from property sales represent the difference between the proceeds received from property disposal and the carrying value of such properties upon disposal. During the three months ended March 31, 1997 and March 31, 1996, the Company sold 40 properties generating net cash proceeds of $5.7 million and sold 51 properties generating net cash proceeds of $10.8 million, respectively.

         Property operations principally include the net operating income (collected rental revenues less operating expenses and certain renovation costs) from foreclosed apartment buildings or receipt, following foreclosure, of similar funds held by receivers during the period the original loan was in default. The decline in income from this source during the March 1997 quarter was a result of a decline in the number of apartment buildings held by the Company.

OTHER NON-OPERATING REVENUES AND EXPENSES

         Other non-operating revenues and expenses include gain and loss on sale of loans and other revenues and expenses. For the three months ended March 31, 1997, other non-operating revenues and expenses included $13,000 of additional expenses relating to loans sold in December 1996. For the three months ended March 31, 1996, other non-operating revenues included legal recoveries of $0.2 million and a gain of $0.2 million on the sale of $32.7 million in loans.

INCOME TAXES

         The Company recorded an income tax benefit of $0.7 million and $2.3 million for the three months ended March 31, 1997 and 1996, respectively. At March 31, 1997, the Company had approximately $16.4 million of accumulated income tax benefits, consisting primarily of net operating loss carryforwards and future tax deductions which had not been recognized for financial statement purposes and are available to be utilized to shield future earnings from income taxes, both for financial reporting and income tax reporting purposes. The recognition of these accumulated income tax benefits is subject to limitations under GAAP and for regulatory capital purposes. The primary factor affecting the timing and magnitude of recognition of these accumulated income tax benefits is the current and future profitability of the Company. Additionally, no more than 10% of the Bank's regulatory capital can be represented by a deferred tax asset created pursuant to anticipated future utilization of an institution's income tax benefits. Should the Company cease to be profitable, or should the Company record substantial operating losses in the future, all or a portion of the deferred tax asset established to date may need to be reversed. Management believes that the Company's income tax accounting practices fully comport with generally accepted accounting principles and have been and are appropriate in the circumstances.


FINANCIAL CONDITION, CAPITAL RESOURCES & LIQUIDITY AND ASSET QUALITY

ASSETS

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of cash on hand, deposits at correspondent banks and Federal funds sold. The Company maintains balances at correspondent banks to cover daily inclearings, wire activities and other charges. Cash and cash equivalents at March 31, 1997, were $16.0 million, a decrease from $94.0 million at December 31, 1996. This decrease in cash balances during the quarter resulted from the deployment of excess cash on hand at December 31, 1996 into securities and loans.

INVESTMENT SECURITIES

         During the three months ended March 31, 1997, the Company's Board of Directors granted to management the authority to purchase up to $200 million of investment securities during 1997. The interest margin projected to be generated by these securities purchases will supplement the Company's overall interest margin with no incremental credit risk borne by the Company. The Board's approval contemplated that the investment securities to be purchased would have expected durations of between three and seven years, would be financed with reverse repurchase agreements utilizing the purchased investment securities as collateral and would be hedged so as to substantially, though not entirely, mitigate the Company's interest rate risk. During the first quarter of 1997, the Company purchased $40 million of U.S. Government and agency securities pursuant to this strategy. Future purchases of investment securities pursuant to this strategy are dependent upon, among other things, the availability of excess capital not otherwise deployed in the Company's lending businesses and the general level and volatility of market interest rates. There can be no assurance that management of the Company will elect to implement this program to the extent authorized in the near term or at all.

         The cost basis and estimated fair value of investment securities available-for-sale are summarized as follows (dollars are in thousands):

                                          MARCH 31, 1997
                           ---------------------------------------------
                                         GROSS UNREALIZED      ESTIMATED
                           AMORTIZED     -----------------       FAIR
                             COST        GAINS     LOSSES        VALUE
                            -------      ----      -------      -------
U.S. Government             $38,462      $ --      $   328      $38,134
U.S. Government Agency       40,000                    501       39,499
                            -------      ----      -------      -------
                            $78,462      $ --      $   829      $77,633
                            =======      ====      =======      =======


                                         DECEMBER 31, 1996
                           ---------------------------------------------
                                         GROSS UNREALIZED      ESTIMATED
                           AMORTIZED     -----------------       FAIR
                             COST        GAINS     LOSSES        VALUE
                            -------      ----      -------      -------
U.S. Government             $38,503      $  -      $   132      $38,371
                            =======      ====      =======      =======


         The cost basis and estimated fair value of investment securities available-for-sale at March 31, 1997, are summarized by contractual maturity as follows (dollars are in thousands):

                                                    ESTIMATED
                                                      FAIR
                                       COST BASIS     VALUE           YIELD
                                        -------      -------          -----
Due in less than one year               $ 1,603      $ 1,599          5.23%
Due in one year through five years       36,859       36,535          5.61%
Due in more than five years              40,000       39,499          7.00%
                                        -------      -------
                                        $78,462      $77,633          6.31%
                                        =======      =======

LOANS

GENERAL

         The two tables that follow set forth the composition of the Company's loan portfolio, and the percentage of composition by type of security, delineated by the year of origination and in total, as of the dates indicated (dollars are in thousands).

                                             MARCH 31, 1997             DECEMBER 31, 1996
                                         -----------------------     -----------------------
                                          BALANCE        PERCENT      BALANCE        PERCENT
                                         ---------       -------     ---------       -------
PERMANENT LOANS
  Single family  (1-4 units)
     Estate                              $ 125,656         16.3%     $ 107,891         14.6%
     Conventional                          167,604         21.7%       170,038         23.0%
     Project concentrations                 59,568          7.7%        61,268          8.3%
  Multi-family (five or more units)        223,439         28.9%       220,707         29.6%
  Commercial real estate                    70,973          9.2%        60,388          8.2%
  Land                                      14,036          1.8%        14,513          2.0%
RESIDENTIAL CONSTRUCTION
  Single family                             67,005          8.7%        56,306          7.6%
  Tract development                         35,270          4.6%        33,791          4.6%
OTHER                                        8,454          1.1%        15,684          2.1%
                                         ---------        -----      ---------        -----
GROSS LOANS RECEIVABLE                     772,005        100.0%       740,586        100.0%
                                                          =====                       =====

LESS
  Participants' share                       (3,801)                     (1,413)
  Undisbursed loan funds                   (47,435)                    (46,646)
  Deferred loan fees and
    credits, net                            (8,887)                     (6,611)
  Allowance for estimated losses           (13,657)                    (13,515)
                                         ---------                   ---------
 NET LOANS RECEIVABLE                    $ 698,225                   $ 672,401
                                         =========                   =========


                                                    MARCH 31, 1997
                                         ------------------------------------
                                         POST-1994     PRE-1995       TOTAL
                                         --------      --------      --------
PERMANENT
  Single family (1-4 units)
     Estate                              $125,656      $     --      $125,656
     Conventional                          32,344       135,260       167,604
     Project concentrations                 1,922        57,646        59,568
  Multi-family (five or more units)        94,328       129,111       223,439
  Commercial real estate                   63,813         7,160        70,973
  Land                                     12,641         1,395        14,036
RESIDENTIAL CONSTRUCTION
  Single family (1-4)                      67,005                      67,005
  Tract development                        35,270                      35,270
OTHER                                       8,440            14         8,454
                                         --------      --------      --------
GROSS LOANS RECEIVABLE                   $441,419      $330,586      $772,005
                                         ========      ========      ========

         The Company's loan portfolio is predominantly concentrated in Southern California real estate. At March 31, 1997, 46% of the Company's loan portfolio consisted of permanent loans secured by single family residences, 29% consisted of permanent loans secured by multi-unit residential properties, and 25% consisted of loans to finance commercial properties, the acquisition of land and construction.

         The table below sets forth the composition of the Company's new loan commitments for the period indicated (dollars are in thousands).


                                       FOR THE THREE MONTHS ENDED
                                             MARCH 31, 1997
                                       --------------------------
         TYPE OF SECURITY                 AMOUNT           %
-----------------------------------      -------         -----
Single family homes (1-4 units)
    Estate (1)                           $19,900          26.8%
    Conventional                           3,300           4.5
Multi-family (five or more units) (2)      9,400          12.7
Commercial                                20,000          27.0
Construction and land (commitments)       19,900          26.6
Other                                      1,600           2.2
                                         -------         -----
                                         $74,100         100.0%
                                         =======         =====

----------
 (1) Generally defined as individual loans with principal balances of more than $1.0 million. This amount includes unfunded commitments under lines of credit of $1.7 million.

 (2) Includes $1.9 million of financings provided in connection with sales of previously foreclosed properties.

ASSET QUALITY

         At March 31, 1997, nonperforming assets totaled $41.2 million, or 4.9% of total assets, and consisted of real estate owned, net ($21.0 million) and loan principal three or more payments past due ($20.2 million). At December 31, 1996 and March 31, 1996, nonperforming assets were $36.8 million (4.3% of total assets) and $39.2 million (5.1% of total assets), respectively. During the March 1997 quarter, two loans secured by estate homes and with an aggregate principal of $4.1 million became 90 or more days past due. These delinquencies caused the ratio of the allowance for credit losses to nonperforming loans to decrease to 67.39% at March 31, 1997 from 81.21% at December 31, 1996. Based in part on current, independent appraisals of the collateral securing these two loans, the Company believes that losses, if any, which may result from foreclosure and liquidation of the Company's collateral would not be material. Immediately following the end of the March 1997 quarter, the Company completed the all-cash sale of one property, carried at $3.8 million and sold for $4.0 million, and received full reinstatement of one delinquent loan, with principal of $1.0 million which was more than 90 days past due at the end of March. Had these post-quarter-end events been accomplished during the March 1997 quarter, the Company's ratio of nonperforming assets to total assets would have remained unchanged at March 31, 1997 from the ratio at the end of 1996.

         Loans delinquent 30 to 89 days, which the Company places on nonaccrual status as a matter of policy, declined to $5.1 million at March 31, 1997, from $10.1 million at December 31, 1996 and $12.8 million at March 31, 1996.

         Total nonaccruing assets were $47.7 million at March 31, 1997 ($42.9 million after giving effect to the post-March resolutions described above), as compared with $48.8 million at December 31, 1996 and $53.6 million at March 31, 1996. This trend is consistent with the Company's current and improving asset migration measures.

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

         The table below sets forth the composition of the Company's classified assets at the dates indicated. Classified assets include owned properties, nonaccrual loans and performing loans which have been adversely classified pursuant to OTS regulations and guidelines ("Performing/Classified" loans) (dollars are in thousands).

                                                MARCH 31,    DECEMBER 31,     MARCH 31,
                                                  1997           1996           1996
                                                ---------    ------------     ---------
PROPERTIES, NET OF RESERVES                     $ 20,977       $ 20,140       $ 25,960
NONPERFORMING LOANS (1)                           20,266         16,643         13,217
                                                --------       --------       --------
GROSS NONPERFORMING ASSETS                        41,243         36,783         39,177
OTHER DELINQUENT LOANS (2)                         5,119         10,082         12,810
PERFORMING LOANS CLASSIFIED LOSS,
  DOUBTFUL AND SUBSTANDARD (3)                    49,370         46,987         48,770
                                                --------       --------       --------

GROSS CLASSIFIED ASSETS                         $ 95,732       $ 93,852       $100,757
                                                ========       ========       ========

GROSS CLASSIFIED LOANS (4) (5)                  $ 74,755       $ 73,712       $ 74,797
                                                ========       ========       ========

LOANS RECEIVABLE (6)                            $711,882       $685,916       $629,225
                                                ========       ========       ========

RESERVES ON LOANS
     Specific                                   $  2,886       $  2,185       $  3,729
     General                                      10,771         11,330         11,624
                                                --------       --------       --------
                                                $ 13,657       $ 13,515       $ 15,353
                                                ========       ========       ========

TOTAL RESERVES TO LOANS RECEIVABLE                   1.9%           2.0%           2.4%
TOTAL RESERVES TO CLASSIFIED LOANS                  18.3%          18.3%          20.5%
TOTAL RESERVES TO NONPERFORMING LOANS               67.4%          81.2%         116.2%
GROSS NONPERFORMING ASSETS TO TOTAL ASSETS           4.9%           4.3%           5.1%

----------

   (1) Loans 90 days or more past due. All such loans are on nonaccrual status.
   (2)  Loans 30 to 89 days past due.  All such loans are on nonaccrual status.
   (3) Includes $1.3 million, $1.9 million and $1.6 million of performing loans on nonaccrual status at March 31, 1997, December 31, 1996 and March 31, 1996, respectively.
   (4) Includes $26.7 million, $28.6 million and $27.6 million of nonaccrual loans at March 31, 1997, December 31, 1996 and March 31, 1996, respectively.
   (5) At March 31, 1997, included $52.3 million of loans originated prior to 1995.
   (6)  Net loans receivable are exclusive of the allowance for loan losses.


         The Company places loans on nonaccrual status when (1) they become one or more payments delinquent or (2) management believes that, with respect to performing loans, continued collection of principal and interest from the borrower is not reasonably assured.

         The carrying value of nonperforming assets (i.e., real estate owned and loans delinquent three or more payments) increased to $41.2 million, or 4.9% of total assets, at March 31, 1997, from $36.8 million, or 4.3% of total assets, at December 31, 1996, and $39.2 million, or 5.1% of total assets, at March 31, 1996. The carrying value of nonperforming assets peaked at more than $151.2 million in December 1993. As described above, the Company places any loan delinquent one or more payments on nonaccrual status and includes such amounts as loans in default for reporting purposes. At March 31, 1997, December 31, 1996 and March 31, 1996, the Company also had placed on nonaccrual status performing loans amounting to $1.3 million, $1.9 million and $1.6 million, respectively.

         The table below shows the Company's gross classified loan portfolio as of March 31, 1997 (dollars are in thousands).


                                                    CLASSIFIED LOANS
                                     ----------------------------------------------
                                                          OTHER          PERFORMING
                                     NON-PERFORMING   DELINQUENCIES        LOANS            TOTAL
                                     --------------   -------------      ----------        -------
Single family (1-4 units)
  Estate                                $ 6,959          $ 2,170          $    --          $ 9,129
  Conventional                            4,680            1,453            7,762           13,895
  Project concentrations                  5,855            1,496            9,910           17,261
Multi-family (five or more units)         2,716                            23,612           26,328
Commercial real estate                                                      2,572            2,572
Land                                         43                                                 43
Residential construction
  Tract development                                                         1,762            1,762
Other collateralized loans                   13                             3,752            3,765
                                        -------          -------          -------          -------
Gross Loans Receivable                  $20,266          $ 5,119          $49,370          $74,755
                                        =======          =======          =======          =======

ESTATE

         At March 31, 1997, six Estate loans were delinquent one or more payments. Subsequent to March 31, 1997, the delinquencies with respect to two loans, representing loan principal of $3.2 million, were cured through (1) cash collected from the borrower (loan principal of $1.0 million), and (2) liquidation of the Company's collateral by the borrower and payment to the Company of all amounts owned (loan principal of $2.2 million).

CONVENTIONAL

         In the preceding table, conventional single family homes consist of defaulted and performing/classified loans secured by single family homes which are not part of an integrated development with respect to which the Company financed the construction of the development or financed the purchase of homes from the developer by individuals. At March 31, 1997, the Company (1) owned 11 homes which were being actively marketed for sale, (2) had 30 defaulted loans secured by single family conventional homes, and (3) had 32 loans which were performing but had been classified "Substandard".

PROJECT CONCENTRATIONS

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

         At March 31, 1997, the Company's aggregate investment in its portfolio of project concentrations (loan principal plus related real estate owned before reserves) consisted of 50 separate project concentrations totaling

$66.1 million. This represents a decrease from its peak in early 1994 of $30.4 million, or 32%, principally as the result of foreclosure of the Company's collateral, sales of foreclosed units and the acceptance of discounted payments from borrowers on several loans. At March 31, 1997, the Company owned 73 foreclosed units and 31 loans, representing $7.4 million of loan principal, were delinquent one or more payments.

APARTMENT BUILDINGS

         At March 31, 1997, the Company owned five apartment buildings, and loans secured by six apartment buildings were delinquent one or more payments. The Company's foreclosed inventory and its defaulted loan collateral are predominantly located in the South Bay region of Los Angeles, are between five and ten years old and average less than 15 units in size, except for one building with 248 units, which had a carrying value of $3.8 million at March 31, 1997, and which was sold for $4.0 million in an all-cash transaction.

COMMERCIAL

         At March 31, 1997, the Company owned one commercial property and had one loan which was performing but had been classified "Substandard".

RESIDENTIAL CONSTRUCTION

         At March 31, 1997, the Company maintained investments in two residential construction developments previously acquired through foreclosure. One project, which represents 100 units in total, currently is in the final completion stage of construction on the final 18 units, the majority of which are in escrow to close in the second half of this year. The second project represents 40 units, all of which have been completed and are being marketed for sale. Approximately one half of the units have been sold or are in escrow.

LAND

         At March 31, 1997, the Company's portfolio of owned land parcels consisted of two properties with a net carrying value of $1.3 million.

OTHER COLLATERALIZED LOANS

         At March 31, 1997, the Company had two other collateralized loans which were performing but classified as "Substandard". These loans provided the financing for the acquisition of pools of notes.

CREDIT LOSSES

         The Company maintains reserves against specific assets in those instances in which it believes that full recovery of the Company's gross investment is unlikely. As of March 31, 1997, the Company had established specific reserves based upon (1) management's strategy in managing and disposing of the asset and the corresponding financial consequences, (2) current indications of property values from (a) completed, recent sales from the Company's property portfolio, (b) real estate brokers, and
(c) potential buyers of the Company's properties, and (3) current property appraisals. In addition, management establishes general valuation allowances ("GVA") against its loan and property portfolios when sufficient information does not exist to support establishing specific reserves. The loss factors utilized to establish general reserves are based upon (1) the actual loss experience for similar loans and properties within the Company's portfolio, when such loss experience is available and representative of the assets being valued, or (2) estimates of current liquidation values for collateral securing performing loans for a representative sampling of each portfolio segment.

         The table below sets forth the amounts and percentages of general and specific reserves for the Company's loan and property portfolios as of March 31, 1997 (dollars are in thousands).

                                                           LOANS
                                                  ------------------------
                                                  PERFORMING    DELINQUENT     PROPERTIES     TOTAL
                                                  ----------    ----------     ----------    -------
AMOUNTS
Specific reserves                                  $   523       $ 2,363        $ 9,250      $12,136
General reserves                                     9,073         1,698            409       11,180
                                                   -------       -------        -------      -------
Total reserves for estimated losses                $ 9,596       $ 4,061        $ 9,659      $23,316
                                                   =======       =======        =======      =======

PERCENTAGES
% of total reserves to gross investment                1.4%         16.0%          31.5%         3.1%
% of general reserves to gross investment              1.3%          6.7%           1.3%         1.5%


         The table below summarizes the activity of the Company's reserves for the periods indicated (dollars are in thousands).

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                           --------------------------
                                                             1997             1996
                                                           ---------        ---------
LOANS
Average loans outstanding                                  $ 688,597        $ 654,259
                                                           =========        =========

Reserve balance at beginning of period                     $  13,515        $  15,192
Provision for estimated losses                                 1,500            1,200
Charge-offs:
   Permanent loans
      Single family (1-4 units)                                 (413)            (667)
      Multi-family (five or more units)                         (515)            (582)
      Land                                                      (150)
                                                           ---------        ---------

Net charge-offs                                               (1,078)          (1,249)

Transfer (to) from property and other reserves                  (280)             210
                                                           ---------        ---------
Balance at end of period                                   $  13,657        $  15,353
                                                           =========        =========
Ratio of net charge-offs to average loans outstanding
   during the period                                            0.16%            0.19%

PROPERTIES
Reserve balance at beginning of period                     $  11,871        $  15,725
Provision for estimated losses                                                    700
Transfers from (to) loan reserves                                280             (210)
Charge-offs                                                   (2,492)          (3,898)
                                                           ---------        ---------
Balance at end of period                                   $   9,659        $  12,317
                                                           =========        =========

         Because the Company's loan and property portfolios are not homogeneous, but rather consist of discreet segments with different collateral and borrower risk characteristics, management separately measures reserve adequacy, and establishes and maintains reserves for credit losses, for each identifiable segment of its property and loan portfolios. The table below summarizes credit loss reserves at the date indicated (dollars are in thousands).

                                                            MARCH 31, 1997
                                         ----------------------------------------------
                                                      % OF                      % OF
                                          LOANS    ASSET TYPE  PROPERTIES    ASSET TYPE
                                         -------   ----------  ----------    ----------
PERMANENT
  Single family residences (1-4 units)
     Estate                              $   521      0.4%      $                0.0%
     Conventional                          1,868      1.1%          249         12.3%
     Project concentrations                4,842      8.1%        1,995         30.6%
  Multi-family (five or more units)        4,045      1.8%          189          3.8%
  Commercial real estate                   1,340      1.9%          154         44.4%
  Land                                        91      0.7%        1,076         45.7%
CONSTRUCTION
  Single family                              340      0.5%
  Tract development                          610      1.7%        5,996         41.5%
                                         -------                -------
                                         $13,657      1.8%      $ 9,659         31.5%
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

         The table below summarizes the composition of the Company's real estate owned at the dates indicated (dollars are in thousands).

                                       MARCH 31,    DECEMBER 31,     MARCH 31,
                                         1997           1996           1996
                                       ---------    ------------     ---------
SINGLE FAMILY RESIDENCES
     Conventional                      $  2,028       $  2,660       $  4,366
     Project concentrations               6,518          7,117          5,778
MULTI-FAMILY (FIVE OR MORE UNITS)         4,945          3,215         10,940
CONSTRUCTION (TRACT DEVELOPMENTS)        14,446         16,156         15,238
LAND                                      2,352          2,517          1,609
COMMERCIAL                                  347            346            346
                                       --------       --------       --------
GROSS INVESTMENT (1)                     30,636         32,011         38,277
ALLOWANCE FOR ESTIMATED LOSSES           (9,659)       (11,871)       (12,317)
                                       --------       --------       --------
NET INVESTMENT                         $ 20,977       $ 20,140       $ 25,960
                                       ========       ========       ========

----------

  (1) Loan principal at foreclosure, plus post-foreclosure capitalized costs, less cumulative charge-offs.

OFFICE PROPERTY AND EQUIPMENT

         At March 31, 1997, the Company's office property and equipment of $4.5 million was down from $4.7 million at December 31, 1996. The decrease was primarily due to normal depreciation.

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

DEPOSITS

         Total deposits at March 31, 1997, were $708.1 million, a decrease from $717.8 million at December 31, 1996.

         The table below summarizes the balances, weighted average interest rates ("WAIR") and weighted average remaining maturities in months ("WARM") for the Company's deposits at the dates indicated (dollars are in thousands).


                                     MARCH 31, 1997                 DECEMBER 31, 1996
                              ----------------------------     --------------------------
       DESCRIPTION            BALANCE      WAIR      WARM      BALANCE      WAIR     WARM
------------------------      --------     ----      ----      --------     ----     ----
Transaction accounts          $ 72,835     1.51%               $ 70,560     1.34%
Certificates of deposit
    7 day maturities            57,624     4.55%                 58,212     4.44%
    Less than 6 months          90,281     5.38%        3        58,121     5.29%       3
    6 months to 1 year         310,302     5.66%        5       345,938     5.57%       5
    1 year to 2 years          146,475     5.71%       13       148,886     5.80%      14
    Greater than 2 years        30,596     5.84%       12        36,092     5.86%      13
                              --------     ----      ----      --------     ----     ----
Total                         $708,113     5.13%        6      $717,809     5.10%       6
                              ========     ====      ====      ========     ====     ====


BORROWINGS

         A primary alternative funding source for the Company is a credit line through the FHLB with a maximum advance of up to 35% of total assets (of which 25% may be secured by mortgage collateral and 10% may be secured by securities). The FHLB system functions as a source of credit to savings institutions which are members of a Federal Home Loan Bank System. Advances are typically secured by the Company's mortgage loans and the capital stock of the FHLB owned by the Company. Subject to the FHLB of San Francisco's advance policies and requirements, these advances can be requested for any business purpose in which the Company is authorized to engage. In granting advances, the FHLB considers a member's creditworthiness and other relevant factors.

         The balance and rate of the Company's FHLB advances at March 31, 1997, are summarized as follows (dollars are in thousands).

                 TERM                          PRINCIPAL         RATE
               ----------                      ---------         ----
               3 Months                         $15,000          5.64%
               9 Months                          25,000          5.99%
               12 Months                         25,000          6.24%
                                                -------          ----
                                                $65,000          6.01%
                                                =======          ====

         Of the $65.0 million in advances, $15.0 million was securitized by securities and $50.0 million was securitized by mortgage collateral.

SENIOR NOTES

         The Company has Senior Notes, which have a face amount of $13.5 million, and an amortized book value of $12.4 million at March 31, 1997. The Senior Notes carry an annual stated interest rate of 12% and have an annual effective rate of approximately 16.5%, after the recording of original issue discount ("OID") of $1.5 million. The OID is accreted using the constant yield method over the five year term of the Senior Notes. Interest, which is required to be paid semi-annually at the stated interest rate, was prefunded for three years out of the proceeds of the Company's recapitalization in December 1995. This prefunded interest of $4.9 million was invested in U.S. Government securities. Thereafter, interest will be payable either in cash or, in certain circumstances as permitted by the relevant agreement, in an equivalent value (determined in accordance with the provisions of the relevant agreement) of common stock of the Company.

CAPITAL

         On a parent-only basis, the Company's capital structure is comprised of common stockholders' equity and an aggregate of $27 million in Senior Notes and Cumulative Perpetual Preferred Stock with an annual dividend rate of 18%. For the quarter ended March 31, 1997, interest expense on the Senior Notes was $0.5 million, and accrued but unpaid dividends on the Cumulative Perpetual Preferred Stock was $0.6 million. Other parent company costs totaled $0.2 million in the period.

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

         The following table summarizes the regulatory capital requirements under FIRREA for the Bank at March 31, 1997. As indicated in the table, the Bank's capital levels exceed all three of the currently applicable minimum FIRREA capital requirements (dollars are in thousands).


                                     TANGIBLE CAPITAL(2)       CORE CAPITAL(2)      RISK-BASED CAPITAL
                                     -------------------     ------------------     -------------------
                                     BALANCE         %        BALANCE      %        BALANCE         %
                                     --------      -----     --------     -----     --------      -----
Stockholders' equity                 $ 54,857                $ 54,857               $ 54,857
Adjustments
   General valuation allowances                                                        7,110
   Unrealized (gains) losses, net         806                     806                    806
                                     --------      -----     --------     -----     --------      -----
Regulatory capital                     55,663       6.67%      55,663      6.67%      62,773      11.11%
Required minimum                       12,516       1.50%      25,032      3.00%      45,212       8.00%
                                     --------      -----     --------     -----     --------      -----
Excess capital                       $ 43,147       5.17%    $ 30,631      3.67%    $ 17,561       3.11%
                                     ========      =====     ========     =====     ========      =====
Adjusted assets (1)                  $834,385                $834,385               $565,149
                                     ========                ========               ========

----------
  (1) The term "adjusted assets" refers to the term "adjusted total assets" as defined in 12 C.F.R. Section 567.1(a) for purposes of tangible and core capital requirements, and for purposes of risk-based capital requirements, refers to the term "risk-weighted assets" as defined in 12 C.F.R. Section 567.1(bb).

  (2)  The tangible and core capital ratios were 6.27% at December 31, 1996.

         As of March 31, 1997 and December 31, 1996, the most recent notification from the OTS categorized the Company as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. The Bank's actual capital amounts and ratios and the capital amounts and ratios required in order for an institution to be well capitalized and adequately capitalized are presented in the table below (dollars are in thousands).

                                                          TO BE CATEGORIZED AS      TO BE CATEGORIZED AS
                                                         ADEQUATELY CAPITALIZED       WELL CAPITALIZED
                                                         UNDER PROMPT CORRECTIVE   UNDER PROMPT CORRECTIVE
                                          ACTUAL           ACTION PROVISIONS         ACTION PROVISIONS
                                   -------------------   -----------------------  -------------------------
                                   AMOUNT       RATIOS   AMOUNT         RATIOS     AMOUNT          RATIOS
                                   -------      ------   -------        ------     -------         ------
AS OF MARCH 31, 1997
    Total Capital
    (to Risk Weighted Assets)      $62,773      11.11%   $45,212         8.00%     $56,515         10.00%
     Tier 1 Capital
    (to Risk Weighted Assets)       55,663       9.85%    22,606         4.00%      33,909          6.00%
     Tier 1 Capital
    (to Average Assets)             55,663       6.70%    33,231         4.00%      41,538          5.00%

AS OF DECEMBER 31, 1996
    Total Capital
    (to Risk Weighted Assets)      $59,560      11.11%   $42,879         8.00%     $53,599         10.00%
     Tier 1 Capital
    (to Risk Weighted Assets)       52,803       9.85%    21,439         4.00%      32,159          6.00%
     Tier 1 Capital
    (to Average Assets)             52,803       6.55%    32,269         4.00%      40,336          5.00%


         The OTS has authority, after an opportunity for a hearing, to downgrade an institution from "well-capitalized" to "adequately capitalized" or to subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower category, if the OTS deems such action to be appropriate as a result of supervisory concerns.

CAPITAL RESOURCES AND LIQUIDITY

         The Company's liquidity position refers to the extent to which the Company's funding sources are sufficient to meet its current and long-term cash requirements. Federal regulations currently require a savings institution to maintain a monthly average daily balance of liquid and short-term liquid assets equal to at least 5.0% and 1.0%, respectively, of the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar month. The Bank had liquidity and short-term liquidity ratios of 9.60% and 4.95%, respectively, as of March 31, 1997, and 11.05% and 6.49%, respectively, as of December 31, 1996.

         The Company's current primary funding resources are deposit accounts, principal payments on loans, proceeds from property sales, advances from the FHLB and cash flows from operations. Other possible sources of liquidity available to the Company include reverse repurchase transactions involving the Company's investment securities, whole loan sales, commercial bank lines of credit, and direct access, under certain conditions, to borrowings from the Federal Reserve System. The cash needs of the Company are principally for the payment of interest on and withdrawals of deposit accounts, the funding of loans, operating costs and expenses, and holding and refurbishment costs on foreclosed properties.

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

         The following table sets forth information concerning sensitivity of the Company's interest-earning assets and interest-bearing liabilities as of March 31, 1997 (dollars are in thousands). Such assets and liabilities are classified by the earlier of maturity or repricing date.

                                                            OVER THREE     OVER SIX    OVER ONE
                                                 THREE       THROUGH       THROUGH        YEAR        OVER
                                                 MONTHS        SIX         TWELVE       THROUGH       FIVE
                                                 OR LESS      MONTHS       MONTHS      FIVE YEARS     YEARS        TOTAL
                                                ---------   ----------     --------    ----------    ---------    ---------
INTEREST-EARNING ASSETS
    Cash and cash equivalents(1)                $  13,804    $     100     $      --    $      --    $      --    $  13,904
    Investments and FHLB Stock                      7,693          803            --       36,535       39,500       84,531
    Loans (2)                                     367,532      190,927        58,027       29,765      125,754      772,005
                                                ---------    ---------     ---------    ---------    ---------    ---------
        Total interest-earning assets           $ 389,029    $ 191,830     $  58,027    $  66,300    $ 165,254    $ 870,440
                                                =========    =========     =========    =========    =========    =========

INTEREST-BEARING LIABILITIES
    Deposits
        Demand                                  $  72,835    $      --     $      --    $      --    $      --    $  72,835
        CDs                                       207,149      133,404       204,123       90,602           --      635,278
    FHLB advances                                  65,000           --            --           --           --       65,000
    Senior Notes                                       --           --            --       12,385           --       12,385
                                                ---------    ---------     ---------    ---------    ---------    ---------
        Total interest-bearing liabilities      $ 344,984    $ 133,404     $ 204,123    $ 102,987    $      --    $ 785,498
                                                =========    =========     =========    =========    =========    =========

        Interest rate sensitivity gap           $  44,045    $  58,426     $(146,096)   $ (36,687)   $ 165,254    $  84,942
        Cumulative interest rate
          sensitivity gap                          44,045      102,471       (43,625)     (80,312)      84,942       84,942
        Cumulative interest rate
          sensitivity gap as a percentage
          of total interest-earning assets           11.3%        53.4%        -75.2%      -121.1%        51.4%         9.8%

----------
   (1) Contractual yield, exclusive of the amortization of loan fees deferred at origination.
   (2)  Loans include $26.7 million of nonaccrual loans.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

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

         The Bank has been named as a defendant in an action entitled Takaki vs. Hawthorne Savings and Loan Association, filed in the Superior Court of the State of California, Los Angeles, as Case No. YC021815. The plaintiffs were owners of real property which they sold in 1991 to a third party. The Bank provided escrow services in connection with the transaction. A substantial portion of the consideration paid to the plaintiffs took the form of a deed of trust secured by another property then owned by an affiliate of the purchaser. The value of the collateral securing this deed of trust ultimately proved to be inadequate. The plaintiffs allege that the Bank knew, or should have known, that the security for the plaintiffs' loan was inadequate and should have so advised them. The Bank disputes the plaintiffs' allegations and believes that the law in California is unambiguous that there is no duty which attaches to escrow providers to advise the parties to an escrow. Trial is scheduled to commence before the end of May 1997. The plaintiffs have claimed damages in excess of $5 million.

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

ITEM 3.  Defaults upon Senior Securities - None

ITEM 4.  Submission of Matters to a Vote of Security Holders - None

ITEM 5.  Other Information - None

ITEM 6.  Exhibits and Reports on Form 8-K

                  1.  Reports on Form 8-K

                      The Company filed a Form 8-K on April 29, 1997, announcing financial results for the first quarter ended March 31, 1997.

                  2.  Other required exhibits - None

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        HAWTHORNE FINANCIAL CORPORATION




Dated May 15, 1997                      /s/  NORMAN A. MORALES
                                        ----------------------------
                                        Norman A. Morales
                                        Executive Vice President and
                                        Chief Financial Officer



Dated May 15, 1997                      /s/  JESSICA VLACO
                                        ----------------------------
                                        Jessica Vlaco
                                        Senior Vice President and
                                        Principal Accounting Officer