Form 10-Q
period 1997-06-30
HAWTHORNE FINANCIAL CORP
filed 1997-08-14
CIK 46267

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                            ------------------------

                                    FORM 10-Q
                            ------------------------


 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---- OF 1934

                       For the quarter ended June 30, 1997


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

                For the transition period from            to
                                              ---------      ---------

                          Commission File Number 0-1100

                        --------------------------------

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

                             ----------------------

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
        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: The Registrant had 3,039,907 shares of Common Stock, $0.01 par value per share outstanding, as of July 31, 1997.


================================================================================

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY


                                 FORM 10-Q INDEX

                       FOR THE QUARTER ENDED JUNE 30, 1997



                       PART I - FINANCIAL INFORMATION                         Page
                                                                              ----
ITEM 1.  Financial Statements

         Consolidated Statements of Financial Condition
         at June 30, 1997 (Unaudited) and December 31, 1996                     3

         Consolidated Statements of Operations (Unaudited)
         for the Three Months and Six Months Ended June 30, 1997 and 1996       4

         Consolidated Statement of Stockholders' Equity (Unaudited)
         for the Six Months Ended June 30, 1997                                 5

         Consolidated Statements of Cash Flows (Unaudited)
         for the Three Months and Six Months Ended June 30, 1997 and 1996       6

         Notes to Consolidated Financial Statements (Unaudited)                 8

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                              10

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk              28

                        PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                      29

ITEM 2.  Changes in Securities                                                  29

ITEM 3.  Defaults upon Senior Securities                                        29

ITEM 4.  Submission of Matters to a Vote of Security Holders                    30

ITEM 5.  Other Information                                                      30

ITEM 6.  Exhibits and Reports on Form 8-K                                       30



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

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY


                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                           (DOLLARS ARE IN THOUSANDS)

                                                                             JUNE 30,      DECEMBER 31,
                                                                               1997           1996
                                                                           (UNAUDITED)      (AUDITED)
                                                                           ------------    ----------
ASSETS

Cash and cash equivalents                                                   $  17,005      $  93,978
Investment securities available-for-sale, at market                            75,470         38,371
Loans receivable (net of allowance for estimated credit losses
  of $12,381 in 1997 and $13,515 in 1996)                                     727,434        672,401
Real estate owned (net of allowance for estimated losses
  of $9,377 in 1997 and $11,871 in 1996)                                       16,772         20,140
Investment in capital stock of Federal Home Loan Bank - at cost                 6,991          6,788
Office property and equipment - at cost, net                                    4,321          4,729
Accrued interest receivable                                                     6,524          4,781
Deferred tax asset, net                                                         5,870          4,243
Other assets                                                                    2,709          1,764
                                                                            ---------      ---------
                                                                            $ 863,096      $ 847,195
                                                                            =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits                                                                $ 754,390      $ 717,809
    Short-term borrowings                                                      40,000         50,000
    Senior notes                                                               12,475         12,307
    Accounts payable and other liabilities                                      4,967         23,157
                                                                            ---------      ---------
                                                                              811,832        803,273
Stockholders' equity
  Preferred stock - $0.01 par value; authorized 10,000,000 shares
    Cumulative preferred stock, Series A: liquidation preference,
      $50 per share; authorized, 270 shares; outstanding, 270 shares               --             --
  Common stock - $0.01 par value; authorized, 20,000,000
     shares; issued and outstanding, 3,039,907 shares in 1997 and
     2,604,675 shares in 1996                                                      30             26
  Capital in excess of par value - cumulative preferred stock, series A        11,592         11,592
  Capital in excess of par value - common stock                                11,657          7,745
  Unrealized gain (loss) on available-for-sale securities, net                   (283)          (132)
  Retained earnings                                                            28,421         24,858
                                                                            ---------      ---------
                                                                               51,417         44,089

Less
  Treasury stock, at cost - 5,400 shares                                          (48)           (48)
  Loan to Employee Stock Ownership Plan                                          (105)          (119)
                                                                            ---------      ---------
                                                                               51,264         43,922
                                                                            ---------      ---------
                                                                            $ 863,096      $ 847,195
                                                                            =========      =========


                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY


                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

               (AMOUNTS ARE IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                  JUNE 30,                   JUNE 30,
                                                          ----------------------    -----------------------
                                                            1997          1996         1997         1996
                                                          --------      --------     --------      --------
Interest revenues
    Loans, net of nonaccrual income                       $ 17,175      $ 13,988     $ 32,681      $ 27,721
    Cash and investment securities                           1,573         2,056        3,074         3,124
                                                          --------      --------     --------      --------
                                                            18,748        16,044       35,755        30,845
                                                          --------      --------     --------      --------
Interest costs
    Deposits                                                 9,386         9,294       18,278        18,232
    Short-term borrowings                                      944           121        1,724           121
    Senior notes                                               496           484          979           955
                                                          --------      --------     --------      --------
                                                            10,826         9,899       20,981        19,308
                                                          --------      --------     --------      --------

Net interest income                                          7,922         6,145       14,774        11,537
Provision for credit losses                                  1,500         2,489        3,000         3,689
                                                          --------      --------     --------      --------
Net interest income after provision for credit losses        6,422         3,656       11,774         7,848

Noninterest revenues
   Operating                                                   832           491        1,564           931
   Other                                                         -         6,333          (13)        6,679

Noninterest expenses
   Employee                                                  2,543         2,215        5,310         4,470
   Operating                                                 1,121         1,309        2,305         2,407
   Occupancy                                                   743           715        1,495         1,425
   SAIF premium and OTS assessment                             483           595          855         1,180
   Professional                                                354           498          705           949
   Goodwill amortization                                         -            12            -            24
                                                          --------      --------     --------      --------
Total operating costs                                        5,244         5,344       10,670        10,455

(Income) loss from real estate operations, net                (479)          395         (499)          (46)
                                                          --------      --------     --------      --------

Total noninterest expenses                                   4,765         5,739       10,171        10,409
                                                          --------      --------     --------      --------

Net earnings before income taxes                             2,489         4,741        3,154         5,049
Income tax benefit                                             935         1,230        1,627         3,483
                                                          --------      --------     --------      --------

Net earnings                                              $  3,424      $  5,971     $  4,781      $  8,532
                                                          ========      ========     ========      ========

Net earnings available for Common (NOTE 3)                $  2,898      $  5,523     $  3,750      $  7,658
                                                          ========      ========     ========      ========

Net earnings per share (NOTE 3)                           $   0.55      $   1.07     $   0.72      $   1.49
                                                          ========      ========     ========      ========

Weighted average shares (NOTE 3)                             5,244         5,151        5,205         5,151
                                                          ========      ========     ========      ========


                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY


           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                           (DOLLARS ARE IN THOUSANDS)



                                                                                                  ACCRUED
                                                                     CHANGE IN                   DIVIDENDS                DIVIDENDS
                                           BALANCE AT    EXERCISED   UNREALIZED                     ON                     PAID ON
                                           DECEMBER 31,   STOCK       GAINS           NET        PREFERRED                PREFERRED
                                             1996        OPTIONS      (LOSSES)      EARNINGS       STOCK     REPAYMENTS     STOCK
                                           --------      --------     ---------    ----------    ---------   ----------   --------
Common stock                               $     26         $   -        $   -          $  -         $  -        $  -     $      4
Cumulative preferred stock, series A              -             -            -             -            -           -            -
Capital in excess of par value
  Common stock                                7,745           251            -             -            -           -        3,661
  Cumulative preferred stock, series A       11,592             -            -             -            -           -            -
Unrealized gain (loss) on
  available-for-sale securities, net           (132)            -         (151)            -            -           -            -
Retained earnings                            24,858             -            -         4,781       (1,218)          -            -
Treasury stock                                  (48)            -            -             -            -           -            -
Loan to employee stock ownership plan          (119)            -            -             -            -          14            -
                                           --------      --------     --------      --------     --------    --------     --------
Total stockholders' equity                 $ 43,922      $    251     $   (151)     $  4,781     $ (1,218)   $     14     $  3,665
                                           ========      ========     ========      ========     ========    ========     ========



                                          BALANCE AT
                                           JUNE 30,
                                             1997
                                           --------
Common stock                               $     30
Cumulative preferred stock, series A              -
Capital in excess of par value                    -
  Common stock                               11,657
  Cumulative preferred stock, series A       11,592
Unrealized gain (loss) on                         -
  available-for-sale securities, net           (283)
Retained earnings                            28,421
Treasury stock                                  (48)
Loan to employee stock ownership plan          (105)
                                           --------
Total stockholders' equity                 $ 51,264
                                           ========

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                           (DOLLARS ARE IN THOUSANDS)


                                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                JUNE 30,                     JUNE 30,
                                                       -------------------------     -------------------------
                                                           1997           1996         1997           1996
                                                       ----------     ----------     ---------      ----------
NET CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                         $   3,424      $   5,971      $   4,781      $   8,532
  Adjustments
    Provision (benefit) for income taxes                    (935)        (1,230)        (1,627)        (3,483)
    Provision for estimated credit losses on loans         1,500          2,489          3,000          3,689
    Provision for estimated credit losses on real
       estate owned                                            -          1,011              -          1,711
    Net gain on sale of deposits and facilities                -         (6,413)             -         (6,413)
    Net recoveries from sales of real estate owned          (443)          (539)          (467)        (1,282)
    Net loss (gain) from sale of other assets                 10            (66)             9           (268)
    Loan fee and discount accretion                         (918)          (819)        (1,823)        (1,381)
    Depreciation and amortization                            459            412            904            772
    FHLB dividends                                           (94)           (93)          (204)          (174)
    Goodwill amortization                                      -             12              -             24
   (Increase) decrease in:
        Accrued interest receivable                       (1,822)          (235)        (1,742)          (663)
        Other assets                                       1,329            182         (1,011)        (1,145)
    Decrease in other liabilities                           (491)           (47)       (15,856)            (2)
    Other, net                                                (2)           (44)           (42)          (118)
                                                       ---------      ---------      ---------      ---------

  Net cash provided (used) by operating activities         2,017            591        (14,078)          (201)
                                                       ---------      ---------      ---------      ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
  Investment securities
      Purchases                                             (553)       (14,516)       (40,553)      (104,482)
      Maturities                                             795         70,797            795        128,729
      Sales proceeds                                       2,414              -          2,414              -
  Mortgage-backed securities
      Principal amortization                                   -              -              -             33
  Loans
      New loans funded                                   (55,354)       (73,654)       (99,345)      (109,480)
      Construction disbursements                         (29,159)       (11,855)       (47,109)       (21,615)
      Payoffs                                             51,787         17,708         80,981         30,386
      Sales proceeds                                           -         36,030              -         68,750
      Principal amortization                               3,648          3,342          7,984          7,488
      Other, net                                          (4,481)        (4,662)        (6,743)        (1,533)
  Real estate owned
      Sale proceeds                                       10,211          6,748         15,939         17,577
      Capitalized costs                                   (1,636)        (2,472)        (3,892)        (5,306)
      Other, net                                               -             (1)             -             (1)
  Office property and equipment
     Sales proceeds                                            4          1,829              4          4,551
     Additions                                              (104)          (140)          (215)          (180)
                                                       ---------      ---------      ---------      ---------

  Net cash (used) provided by investing activities       (22,428)        29,154        (89,740)        14,917
                                                       =========      =========      =========      =========


                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                           (DOLLARS ARE IN THOUSANDS)

                                                                           THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                                JUNE 30,                   JUNE 30,
                                                                      ------------------------      -------------------------
                                                                          1997         1996           1997           1996
                                                                      ----------     ---------      ---------      ----------
NET CASH FLOWS FROM FINANCING ACTIVITIES
    Cash received from sale of deposits                               $       -      $(178,884)     $       -      $(178,884)
    Other deposit activity, net                                          46,276         92,273         36,580        109,130
    Net change in borrowings                                            (25,000)        75,000        (10,000)        75,000
    Net proceeds from exercise of options                                   109              -            251              -
    Collection of ESOP loan                                                   7              -             14              6
                                                                      ---------      ---------      ---------      ---------
    Net cash provided (used) by financing activities                     21,392        (11,611)        26,845          5,252
                                                                      ---------      ---------      ---------      ---------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                              981         18,134        (76,973)        19,968

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                                 16,024         15,849         93,978         14,015
                                                                      ---------      ---------      ---------      ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                                    $  17,005      $  33,983      $  17,005      $  33,983
                                                                      =========      =========      =========      =========

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
     Cash paid during the period for
        Interest                                                      $  11,129      $  10,193      $  20,932      $  18,890
        Income taxes                                                         45              -            174              -

     Non-cash investing and financing activities
       Real estate acquired in settlement of loans                        6,827          6,404         13,546         10,050
       Loans originated to finance sales of real estate owned               355          4,252          2,547         11,730
       Net change in unrealized gains (losses) on
         available-for-sale securities                                      546            (80)          (151)          (140)

     Loan activity
       Total commitments and permanent fundings                       $ 114,476      $ 103,606      $ 188,555      $ 167,676
       Less:
           Change in undisbursed funds on construction
              commitments                                               (15,255)        (7,559)       (17,213)       (18,012)
           Loans originated to finance sales of real estate owned          (355)        (4,252)        (2,547)       (11,730)
           Non-cash portion of refinanced loans                               -              -         (6,300)             -
           Undisbursed portion of new lines of credit                   (14,353)        (5,482)       (16,041)        (6,839)
                                                                      ---------      ---------      ---------      ---------
       Net construction disbursements and loans funded                $  84,513      $  86,313      $ 146,454      $ 131,095
                                                                      =========      =========      =========      =========


                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 1997


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

        The consolidated financial statements include the accounts of Hawthorne Financial Corporation and its wholly-owned subsidiary, Hawthorne Savings, F.S.B. ("Bank"), collectively referred to as the "Company". All material intercompany transactions and accounts have been eliminated.

        In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1997, and December 31, 1996, and the results of its operations and its cash flows for the three and six months ended June 30, 1997 and 1996. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Operating results for the three and six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 1997.


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

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 1997
      (amounts are in thousands, except for book value and per share data)


NOTE 3 - BOOK VALUE AND EARNINGS PER SHARE

        The table below sets forth the Company's book value and earnings per share calculations for the three and six month periods ended June 30, 1997, using the Modified Treasury Stock Method as prescribed under GAAP. All other calculations shown, using alternate methods, are for informational purposes only. In the table below, (1) Warrants refers to the warrants issued by the Company in December 1995, which have an exercise price of $2.25 per share and can be exercised beginning three years from the issue date and for a period of ten years from the issue date, and (2) Preferred Stock refers to the Cumulative Preferred Stock Series A issued by the Company in December 1995, which carries an annual dividend equal to 18% of the liquidation preference of the Preferred Stock, permits dividends thereon to be paid, under certain circumstances, in equivalent value of the Company's common stock and had an initial dividend payment in June 1997.


                                                    THREE MONTHS ENDED JUNE 30, 1997          SIX MONTHS ENDED JUNE 30, 1997
                                                 --------------------------------------- -------------------------------------------

                                                 MODIFIED                                 MODIFIED
                                                 TREASURY                  ACTUAL SHARES, TREASURY                    ACTUAL SHARES,
                                                  STOCK        ACTUAL         WARRANTS,    STOCK           ACTUAL        WARRANTS,
                                                  METHOD       SHARES        AND OPTIONS   METHOD          SHARES       AND OPTIONS
                                                 ---------   -----------    ------------ ----------     ------------   -------------
AVERAGE SHARES OUTSTANDING
   Common                                           2,767         2,767         2,767        2,692             2,692        2,692
   Warrants                                         2,376           --          2,376        2,376              --          2,376
   Options                                            655           --            655          661              --            661
   Less Treasury shares (2)                          (554)          --            --          (524)             --            --
                                                 --------      --------      --------     --------      ------------     --------
   Total                                            5,244         2,767         5,798        5,205             2,692        5,729
                                                 ========      ========      ========     ========      ============     ========

Stockholders' Equity
   Common                                        $ 39,671      $ 39,671      $ 39,671     $ 39,671      $     39,671     $ 39,671
   Warrants                                         5,346           --          5,346        5,346               --         5,346
   Options                                          3,443           --          3,443        3,443               --         3,443
   Less Treasury shares (2)                        (5,781)          --            --        (5,258)              --           --
                                                 --------      --------      --------     --------      ------------     --------
   Total                                         $ 42,679      $ 39,671      $ 48,460     $ 43,202      $     39,671     $ 48,460
                                                 ========      ========      ========     ========      ============     ========

Net Earnings
   Net earnings for the period                   $  3,424                                 $  4,781
   Partial reduction in interest expense (1)           85                                      187
   Preferred stock dividends                         (611)                                  (1,218)
                                                 ---------                                --------
   Adjusted earnings available
     for Common                                  $  2,898                                 $  3,750
                                                 ========                                 ========

Book value per share                             $   8.14      $  14.34      $   8.36     $   8.30      $      14.74     $   8.46
                                                 ========      ========      ========     ========      ============     ========

Earnings per share                               $   0.55      $   1.02      $   0.49     $   0.72      $       1.32     $   0.62
                                                 ========      ========      ========     ========      ============     ========



--------------------
        (1) Under the Modified Treasury Stock Method, it is assumed that the Company will use proceeds from the proforma exercise of the Warrants and Options to acquire 20% of the actual shares currently outstanding (Treasury shares) and use any remaining assumed proceeds to reduce the outstanding balance of the Company's Senior Notes. The partial reduction in interest expense of $85,000 and $187,000 for the three and six months ended June 30, 1997, respectively, represents the proforma reduction in interest expense as a result of the proforma reduction in the outstanding balance of Senior Notes.

        (2) Treasury shares were assumed to be repurchased at the average closing stock price for the respective periods.

        In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" which specified the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. The objective of SFAS No. 128 is to simplify the computation of EPS and to make the U.S. standard for computing EPS more compatible with the standards of other countries. SFAS No. 128 eliminated both the "primary" and "fully diluted" EPS and required the computation and disclosure of "basic" EPS and "diluted" EPS. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company's analysis of SFAS No. 128 concluded that it would have no impact on the EPS disclosures contained above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        For the quarter ended June 30, 1997, the Company earned $3.4 million, or $0.55 per share, compared with net earnings of $6.0 million or $1.07 per share for the same period in 1996. The second quarter of 1996 included a pretax gain of $6.4 million from the sale of the Company's San Diego deposit franchise.

        For the first six months of 1997, the Company earned $4.8 million, or $0.72 per share, as compared with net earnings of $8.5 million, or $1.49 per share for the same period in 1996. The 1996 results included a pretax gain of $6.4 million on the sale of the Company's San Diego deposit franchise. Per share results for both periods are calculated using the Modified Treasury Stock Method.

        The Bank maintained core and risk-based regulatory capital ratios of 7.21% and 11.67%, respectively, at June 30, 1997, which are in excess of the regulatory minimums which define a "well capitalized" institution. Total assets at June 30, 1997 were $863 million, as compared with $847 million at December 31, 1996.

        Pretax earnings from the Company's core operations continued to increase during the second quarter of 1997. Pretax core earnings are earnings after loan loss provisions and before interest on parent company indebtedness, income taxes, real estate operations and nonrecurring items. For the three-month period ended June 30, 1997, pretax core earnings were $2.5 million compared with a pretax core loss of $0.7 million during the second quarter of 1996. For the six-months ended June 30, 1997, pretax core earnings were $3.8 million, as compared to a pretax core loss of $0.7 million for the first six months of 1996.

        During the June 1997 quarter, the Company's net interest margin was 3.79% on average interest-earning assets of $837.0 million as compared with a net interest margin of 3.15% on average interest-earning assets of $781.0 million during the June 1996 quarter. For the six months ended June 30, 1997 and 1996, respectively, the Company's net interest margin and average interest-earning assets were 3.62% and $815.6 million, and 3.04% and $758.5 million, respectively. For each period, net interest margin excludes interest on parent company indebtedness.

        Recurring noninterest revenues, which consist of loan extension, modification, prepayment and exit fees and deposit-related service fees, increased during 1997 as compared to 1996, reaching $0.8 million for the quarter ended June 30, 1997, as compared with $0.5 million for the quarter ended June 30, 1996. For the six months ended June 30, 1997 and 1996, recurring noninterest revenues were $1.6 million and $0.9 million, respectively.

        During the three and six month periods ended June 30, 1997, real estate operations produced net revenues of $0.5 million, attributable to net recoveries from sales of foreclosed properties. During the three and six month periods ended June 30, 1996, real estate operations produced a net cost of $0.4 million and a break-even result, respectively. Real estate operations included provisions of $1.0 million and $1.7 million for the three and six month periods ended June 30, 1996, respectively.

        During the second quarter of 1997, the Company increased its deferred tax asset to $5.9 million by recording additional income tax benefits of $0.9 million. By comparison, the Company recorded income tax benefits of $1.2 million for the same period in 1996.

OPERATING RESULTS


INTEREST MARGIN

        The Company's net interest income, or the difference between the interest earned on loans and investment securities and the cost of deposits and borrowings, is affected by several factors, including (1) the level of, and the relationship between, the dollar amount of interest-earning assets and interest-bearing liabilities, (2) the maturity of the Company's adjustable-rate and fixed-rate loans and short-term investment securities and its deposits and borrowings, (3) the relationship between market interest rates and local deposit rates offered by competing institutions, and (4) the magnitude of the Company's nonperforming assets.

        The following tables set forth the Company's average balance sheet, and the related weighted average yields and costs on average interest-earning assets (inclusive of nonaccrual loans) and interest-bearing liabilities, for the three and six months ended June 30, 1997 and 1996. In the table, interest revenues are net of interest associated with nonaccrual loans (dollars are in thousands).


                                                                       THREE MONTHS ENDED
                                            ------------------------------------------------------------------------
                                                     JUNE 30, 1997                           JUNE 30, 1996
                                            ----------------------------------      --------------------------------
                                             AVERAGE      REVENUES/    YIELD/        AVERAGE    REVENUES/     YIELD/
                                             BALANCE        COSTS       COST         BALANCE      COSTS       COST
                                             --------    ----------    -------      ---------  ----------   --------
ASSETS
Interest-earning assets
   Loans (1) (2)                             $733,239     $ 17,175       9.37%      $629,533     $ 13,988     8.89%
   Cash and cash equivalents                   19,399          255       5.26%       108,557        1,402     5.17%
   Investment securities                       77,402        1,224       6.33%        36,347          561     6.17%
   Investment in capital stock of
     Federal Home Loan Bank                     6,948           94       5.41%         6,519           93     5.71%
                                             --------     --------                   -------     --------
     Total interest-earning assets            836,988       18,748       8.96%       780,956       16,044     8.22%
                                                          --------       ----                    --------     -----
Noninterest-earning assets                     23,022                                 30,266
                                             --------                               --------
Total assets                                 $860,010                               $811,222
                                             ========                               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
   Deposits                                  $726,201        9,386       5.18%      $742,520        9,294     5.03%
   Short-term borrowings                       62,365          944       6.07%         8,333          121     5.84%
   Senior notes                                12,446          496      15.94%        12,165          484    15.91%
                                             --------      -------                  --------     --------
     Total interest-bearing liabilities       801,012       10,826       5.42%       763,018        9,899     5.22%
                                                           -------      ------                   --------    ------

Noninterest-bearing liabilities                11,694                                  5,871
Stockholders' equity                           47,304                                 42,333
                                             --------                               ---------
Total liabilities & stockholders' equity     $860,010                               $811,222
                                             ========                               =========
Net interest income                                       $  7,922                               $ 6,145
                                                          ========                               =======

Interest rate spread                                                     3.54%                                3.00%
                                                                       =======                              =======
Net interest margin                                                      3.79%                                3.15%
                                                                       =======                              =======




---------------------
        (1) Includes nonaccrual loans of $19.9 million and $21.8 million for the three months ended June 30, 1997 and June 30, 1996, respectively.

        (2) Includes amortization of loan fees and discounts of $0.9 million and $0.8 million for the three months ended June 30, 1997 and 1996, respectively.


                                                                       SIX MONTHS ENDED
                                            ------------------------------------------------------------------------
                                                     JUNE 30, 1997                           JUNE 30, 1996
                                            ----------------------------------      --------------------------------
                                             AVERAGE      REVENUES/    YIELD/        AVERAGE    REVENUES/     YIELD/
                                             BALANCE        COSTS       COST         BALANCE      COSTS       COST
                                             --------    ----------    -------      ---------  ----------   --------
ASSETS
Interest-earning assets
   Loans (1) (2)                             $708,458     $ 32,681       9.23%      $642,080     $ 27,721     8.63%
   Cash and cash equivalents                   38,956          989       5.08%        82,688        2,162     5.23%
   Investment securities                       61,303        1,881       6.14%        27,256          788     5.78%
   Investment in capital stock of
     Federal Home Loan Bank                     6,898          204       5.91%         6,463          174     5.38%
                                             --------     --------                   -------     --------
     Total interest-earning assets            815,615       35,755       8.77%       758,487       30,845     8.13%
                                                          --------       ----                    --------     -----
Noninterest-earning assets                     29,616                                 31,659
                                             --------                               --------
Total assets                                 $845,231                               $790,146
                                             ========                               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
   Deposits                                  $716,031       18,278       5.15%      $725,205       18,232     5.06%
   Short-term borrowings                       57,150        1,724       6.08%         4,120          121     5.91%
   Senior notes                                12,395          979      15.93%        12,091          955    15.88%
                                             --------      -------                  --------     --------
     Total interest-bearing liabilities       785,576       20,981       5.40%       741,416       19,308     5.24%
                                                           -------      ------                   --------    ------

Noninterest-bearing liabilities                14,302                                  7,176
Stockholders' equity                           45,353                                 41,554
                                             --------                               ---------
Total liabilities & stockholders' equity     $845,231                               $790,146
                                             ========                               =========
Net interest income                                       $ 14,774                               $11,537
                                                          ========                               =======

Interest rate spread                                                     3.37%                                2.89%
                                                                       =======                              =======
Net interest margin                                                      3.62%                                3.04%
                                                                       =======                              =======




---------------------
        (1) Includes nonaccrual loans of $24.4 million and $23.8 million for the six months ended June 30, 1997 and June 30, 1996, respectively.

        (2) Includes amortization of loan fees and discounts of $1.8 million and $1.4 million for the six months ended June 30, 1997 and 1996, respectively.

        The tables below summarize the components of the changes in the Company's interest revenues and costs for the three and six months ended June 30, 1997 and 1996 (dollars are in thousands).


                                        THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                           INCREASE (DECREASE) DUE TO CHANGE IN
                                        ------------------------------------------
                                                                  RATE AND      NET
                                        VOLUME          RATE      VOLUME(1)    CHANGE
                                        ------          ----      ---------    ------
INTEREST REVENUES
  Loans(2)                              $ 2,304         $758         $125      $ 3,187
  Cash and cash equivalents              (1,151)          25          (21)      (1,147)
  Investment securities                     633           14           16          663
  Investment in capital stock of
    Federal Home Loan Bank                    6           (5)           -            1
                                        -------         ----         ----      -------
                                          1,792          792          120        2,704
                                        -------         ----         ----      -------

INTEREST COSTS
  Deposits                                 (204)         303           (7)          92
  Short-term borrowings                     785            5           33          823
  Senior notes                               11            1            -           12
                                        -------         ----         ----      -------
                                            592          309           26          927
                                        -------         ----         ----      -------
NET INTEREST INCOME                     $ 1,200         $483         $ 94      $ 1,777
                                        =======         ====         ====      =======

------------------------
(1) Calculated by multiplying change in rate by change in volume.
(2) Interest on loans is net of interest on nonaccrual loans and includes amortization of loan fees and discounts.


                                           Six Months Ended June 30, 1997 and 1996
                                            Increase (Decrease) Due to Change In
                                        ----------------------------------------------
                                                                 Rate and        Net
                                         Volume       Rate      Volume (1)     Change
                                        --------    --------    ----------     -------
Interest Revenues
   Loans (2)                            $ 2,865      $ 1,899      $   196      $ 4,960
   Cash and cash equivalents             (1,143)         (63)          33       (1,173)
   Investment securities                    985           48           60        1,093
   Investment in capital stock of
     Federal Home Loan Bank                  12           17            1           30
                                        -------      -------      -------      -------
                                          2,719        1,901          290        4,910
                                        -------      -------      -------      -------

Interest Costs
   Deposits                                (229)         280           (5)          46
   Short-term borrowings                  1,548            4           51        1,603
   Senior notes                              19            5            -           24
                                        -------      -------      -------      -------
                                          1,338          289           46        1,673
                                        -------      -------      -------      -------

Net Interest Income                     $ 1,381      $ 1,612      $   244      $ 3,237
                                        =======      =======      =======      =======


----------------------
        (1)     Calculated by multiplying change in rate by change in volume.

        (2) Interest on loans is net of interest on nonaccrual loans and includes amortization of loan fees and discounts.

        For the first six months of 1997, the Company's net interest income increased by $3.2 million over the same period in 1996 and, expressed as a percentage of average interest-earning assets for the same six-month periods, the Company's net interest margin increased to 3.62% from 3.04%. The higher net interest income realized during the first half of 1997 reflects net loan growth, which accounted for virtually all of the Company's earning asset growth period-over-period, and an increase in the yield on the Company's total loan portfolio, which was attributable to the higher yields associated with the Company's new loan production since mid-1996.

PROVISIONS FOR ESTIMATED CREDIT LOSSES ON LOANS

        For the three and six months ended June 30, 1997, the Company recorded loan loss provisions of $1.5 million and $3.0 million, respectively, compared with loan loss provisions of $2.5 million and $3.7 million recorded during the three and six months ended June 30, 1996, respectively. The provisions recorded during the first half of 1997 were sufficient to leave largely unchanged the Company's general loan loss reserves at June 30, 1997 as compared to their level at June 30, 1996, after giving effect to (1) the substantial reduction in nonperforming and classified assets at June 30, 1997 as compared to June 30, 1996, and (2) transfers to specific reserves (and, in certain instances, charge-offs of such reserves) for new loan delinquencies and property acquisitions through foreclosure.

NONINTEREST REVENUES

        The table below sets forth information concerning the Company's non-interest revenues for the periods indicated (dollars are in thousands).

                                     THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                  --------------------------------      ---------------------------------
                                    1997       1996        CHANGE        1997         1996         CHANGE
                                  -------     -------      -------      -------      -------      -------
OPERATING
   Other loan and escrow fees     $   654     $   333      $   321      $ 1,120      $   601      $   519
   Other revenues                     178         158           20          444          330          114
                                  -------     -------      -------      -------      -------      -------
                                  $   832     $   491      $   341      $ 1,564      $   931      $   633
                                  =======     =======      =======      =======      =======      =======

OTHER
   Disposition of deposits and
      premises                     $    -     $ 6,413      $(6,413)     $     -      $ 6,452      $(6,452)
   Other, net                           -         (80)          80          (13)         227         (240)
                                  -------     -------      -------      -------      -------      -------
                                   $    -     $ 6,333      $(6,333)     $   (13)     $ 6,679      $(6,692)
                                  =======     =======      =======      =======      =======      =======



        Loan-related fee revenues, which include prepayment, extension, modification, escrow and exit fees collected from customers, increased in 1997 as compared with 1996 primarily because of a higher level of loan repayments for which borrowers paid the Company a prepayment penalty. During the second quarter of 1996, the Company sold its entire San Diego deposit franchise and related branch offices, realizing a pretax gain thereon of $6.4 million. Also during the 1996 second quarter, the Company sold $68.9 million of loans, realizing a gain thereon of $0.2 million.

NONINTEREST EXPENSES - OPERATING COSTS

        The table below details the Company's operating costs for the periods indicated (dollars are in thousands).


                               THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                           ------------------------------------     -----------------------------------
                             1997         1996         CHANGE         1997        1996         CHANGE
                           --------     --------      ---------     --------     --------     ---------
Employee                   $  2,543     $  2,215      $    328      $  5,310     $  4,470     $    840
Operating                     1,121        1,309          (188)        2,305        2,407         (102)
Occupancy                       743          715            28         1,495        1,425           70
SAIF insurance premium
  and OTS assessment            483          595          (112)          855        1,180         (325)
Professional                    354          498          (144)          705          949         (244)
Goodwill                          -           12           (12)            -           24          (24)
                           --------     --------      --------      --------     --------     --------
                           $  5,244     $  5,344      $   (100)     $ 10,670     $ 10,455     $    215
                           ========     ========      ========      ========     ========     ========



        During the last half of 1996 and continuing into the first quarter of 1997, the Company added numerous experienced professionals to further complement its cadre of lending personnel in response to an increasing demand for the Company's loan products and services. Accordingly, employee-related costs for the first half of 1997 were nearly 20% higher than such costs for the comparable period in 1996. SAIF insurance premiums declined from approximately $0.29 to $0.24 subsequent to the September 1996 SAIF recapitalization legislated by the U.S. Congress, and the balance of the Company's insured deposits declined immediately following the sale of its San Diego deposit franchise, both of which contributed to a nearly 27% decline in SAIF premiums during the first half of 1997 as compared with the same period in 1996.

NONINTEREST EXPENSES - REAL ESTATE OPERATIONS

        The table below sets forth the revenues and costs attributable to the Company's real estate owned for the periods indicated. The compensatory and legal costs directly associated with the Company's property management and disposal operations are included in the table above in NONINTEREST EXPENSES - OPERATING COSTS (dollars are in thousands).


                                       THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                   ----------------------------------     ---------------------------------
                                     1997         1996        CHANGE        1997         1996        CHANGE
                                   --------     --------     --------     --------     --------     -------
EXPENSES ASSOCIATED WITH
  REAL ESTATE OWNED
       Property taxes              $    21      $    47      $    26      $    42      $   130      $    88
       Repairs, maintenance
          and renovation                17           57           40           31           98           67
       Insurance                        36           41            5           79          119           40
                                   -------      -------      -------      -------      -------      -------
                                        74          145           71          152          347          195
NET RECOVERIES FROM SALE
  OF PROPERTIES                       (443)        (538)         (95)        (467)      (1,282)        (815)
PROPERTY OPERATIONS, NET              (110)        (223)        (113)        (184)        (822)        (638)
PROVISION FOR ESTIMATED LOSSES
   ON REAL ESTATE OWNED                  -        1,011        1,011            -        1,711        1,711
                                   -------      -------      -------      -------      -------      -------
(INCOME) LOSS FROM REAL
  ESTATE OPERATIONS, NET           $  (479)     $   395      $   874      $  (499)     $   (46)     $   453
                                   =======      =======      =======      =======      =======      =======



        The costs included in the table above (and, therefore, excluded from operating costs (see NONINTEREST EXPENSES -- OPERATING COSTS), reflect holding costs directly attributable to the portfolio of real estate owned.

        Net recoveries from property sales represent the difference between the proceeds received from property disposal and the carrying value of such properties upon disposal. During the six months ended June 30, 1997 and June 30, 1996, the Company sold 81 properties generating net cash proceeds of $15.9 million and sold 103 properties generating net cash proceeds of $17.6 million, respectively.

        Property operations principally include the net operating income (collected rental revenues less operating expenses and certain renovation costs) from foreclosed apartment buildings or receipt, following foreclosure, of similar funds held by receivers during the period the original loan was in default. The decline in income from this source during 1997 was a result of a decline in the number of apartment buildings held by the Company.

INCOME TAXES

        The Company recorded an income tax benefit of $0.9 million and $1.2 million for the three months ended June 30, 1997 and 1996, respectively, and $1.6 million and $3.5 million for the six months ended June 30, 1997 and 1996, respectively. At June 30, 1997, the Company had approximately $10.3 million of accumulated income tax benefits, consisting primarily of net operating loss carryforwards and future tax deductions which had not been recognized for financial statement purposes and are available to be utilized to shield future earnings from income taxes, both for financial reporting and income tax reporting purposes. The recognition of these accumulated income tax benefits is subject to limitations under GAAP and for regulatory capital purposes. The primary factor affecting the timing and magnitude of recognition of these accumulated income tax benefits is the current and future profitability of the Company. Additionally, no more than 10% of the Bank's regulatory capital can be represented by a deferred tax asset created pursuant to anticipated future utilization of an institution's income tax benefits. Should the Company cease to be profitable, or should the Company record substantial operating losses in the future, all or a portion of the deferred tax asset established to date may need to be reversed. Management believes that the Company's income tax accounting practices fully comport with GAAP and have been and are appropriate in the circumstances.

FINANCIAL CONDITION, CAPITAL RESOURCES & LIQUIDITY AND ASSET QUALITY

ASSETS

CASH AND CASH EQUIVALENTS

        Cash and cash equivalents consist of cash on hand, deposits at correspondent banks and Federal funds sold. The Company maintains balances at correspondent banks to cover daily inclearings, wire activities and other charges. Cash and cash equivalents at June 30, 1997, were $17.0 million, a decrease from $94.0 million at December 31, 1996. This decrease in cash balances from year end resulted from the deployment of excess cash on hand at December 31, 1996 into securities and loans.

INVESTMENT SECURITIES

        Investment securities totaled $75.5 million at June 30, 1997, an increase of $37.1 million over the year end 1996 balance of $38.4 million. This increase was due to the first quarter 1997 purchase of $40.0 million in U.S. Government Agency callable bonds. Partially offsetting this increase in investment securities was the June liquidation of $2.4 million in U.S. Treasury notes, which represented the remaining prefunded interest on the Senior Notes. This liquidation was possible because in June 1997 the holders of the Company's Senior Notes agreed to release the Company from its requirement to maintain the balance of prefunded interest on the Senior Notes. The proceeds of this sale were contributed to the Bank's Tier 1 capital.

        The cost basis and estimated fair value of investment securities available-for-sale are summarized as follows (dollars are in thousands):



                                                    JUNE 30, 1997
                                     ---------------------------------------------
                                                    GROSS UNREALIZED     ESTIMATED
                                     AMORTIZED    -------------------       FAIR
                                        COST       GAINS       LOSSES      VALUE
                                     ---------    --------    --------    -------

U.S. Government                       $35,200     $    --     $   103     $35,097
U.S. Government agency                 40,000          --         181      39,819
Bond fund                                 553           1          --         554
                                      -------     -------     -------     -------
                                     $ 75,753          $1     $   284     $75,470
                                      =======     =======     =======     =======



                                                DECEMBER 31, 1996
                               -------------------------------------------------
                                                GROSS UNREALIZED       ESTIMATED
                                 AMORTIZED   ---------------------       FAIR
                                   COST        GAINS       LOSSES       VALUE
                               -----------   ---------   ---------   -----------
U.S. Government                 $   38,503   $       -   $    132    $   38,371
                               ===========   =========   =========   ===========


        The cost basis and estimated fair value of investment securities available-for-sale at June 30, 1997, are summarized by contractual maturity as follows (dollars are in thousands):


                                                  ESTIMATED
                                                    FAIR
                                      COST BASIS    VALUE          YIELD
                                      ----------   -------         -----
Due in less than one year              $   553     $   554         5.87%
Due in one year through five years      35,200      35,097         5.62%
Due in more than five years             40,000      39,819         7.00%
                                       -------     -------
                                       $75,753     $75,470         6.35%
                                       =======     =======



LOANS

GENERAL

        The two tables that follow set forth the composition of the Company's loan portfolio, and the percentage of composition by type of security, delineated by the year of origination and in total, as of the dates indicated (dollars are in thousands).



                                            JUNE 30, 1997         DECEMBER 31, 1996
                                        ----------------------  ---------------------
                                         BALANCE      PERCENT    BALANCE     PERCENT
                                        ----------   ---------  ---------  ----------
PERMANENT LOANS
  Single family  (1-4 units)
     Estate(1)                          $133,193        16.4%   $107,891        14.6%
     Conventional                        167,196        20.6     170,038        23.0
     Project concentrations               53,729         6.6      61,268         8.3
  Multi-family (five or more units)      226,805        28.0     220,707        29.6
  Commercial real estate                  83,218        10.3      60,388         8.2
  Land                                    15,814         2.0      14,513         2.0
Residential Construction
  Single family                           83,048        10.2      56,306         7.6
  Tract development                       37,073         4.6      33,791         4.6
Other                                     10,421         1.3      15,684         2.1
                                        ---------------------   ---------------------
Gross Loans Receivable                   810,497       100.0%    740,586       100.0%
                                                 ============             ============

LESS
 Participants' share                      (3,757)                 (1,413)
 Undisbursed loan funds                  (59,169)                (46,646)
 Deferred loan fees and                   (7,756)                 (6,611)
   credits, net
Allowance for estimated losses           (12,381)                (13,515)
                                       ---------               ---------
Net Loans Receivable                   $ 727,434               $ 672,401
                                       =========               =========



--------------------
(1) Generally defined as individual loans with principal balances of more than $1.0 million.

                                                   JUNE 30, 1997
                                      -------------------------------------
                                       POST-1994    PRE-1995       TOTAL
                                      -----------  -----------   ----------
PERMANENT
  Single family (1-4 units)
     Estate                             $133,193     $      -     $133,193
     Conventional                         35,785      131,411      167,196
     Project concentrations                1,839       51,890       53,729
  Multi-family (five or more units)      111,325      115,480      226,805
  Commercial real estate                  76,098        7,120       83,218
  Land                                    14,978          836       15,814
RESIDENTIAL CONSTRUCTION
  Single family (1-4)                     83,048            -       83,048
  Tract development                       37,073            -       37,073
OTHER                                     10,421            -       10,421
                                        --------     --------     --------
GROSS LOANS RECEIVABLE                  $503,760     $306,737     $810,497
                                        ========     ========     ========



        The Company's loan portfolio is almost exclusively concentrated in Southern California real estate. At June 30, 1997, 43.6% of the Company's loan portfolio consisted of permanent loans secured by single family residences, 28.0% consisted of permanent loans secured by multi-family residential properties, and 27.1% consisted of loans to finance commercial properties, the acquisition of land and construction.

        The table below sets forth the approximate composition of the Company's new loan commitments for the periods indicated (dollars are in thousands).


                                       FOR THE THREE MONTHS ENDED  FOR THE SIX MONTHS ENDED
                                               JUNE 30, 1997            JUNE 30, 1997
                                        -------------------------  -----------------------
           TYPE OF SECURITY               AMOUNT            %       AMOUNT          %
--------------------------------------  -----------     ---------  ---------   -----------

Single family (1-4 units)
   Estate (1)                             $ 11,300          9.9%   $ 31,200         16.5%
   Conventional                              4,400          3.8       7,700          4.1
   Project concentrations                   12,500         10.9      21,900         11.6
Multi-family (five or more units) (2)       35,900         31.4      55,900         29.6
Commercial (3)                              44,400         38.8      64,300         34.2
Other                                        6,000          5.2       7,600          4.0
                                          --------        ------   --------        ------
                                          $114,500        100.0%   $188,600        100.0%
                                          ========        ======   ========        ======


-----------------------
        (1) For the three and six months ended June 30, 1997, this includes unfunded commitments under lines of credit of $1.5 million and $3.2 million, respectively.

        (2) Includes $0.4 million and $2.3 million of financings provided in connection with sales of previously foreclosed properties for the three and six month periods ended June 30, 1997, respectively.

        (3) For the three months ended June 30, 1997, includes unfunded commitments under lines of credit of $12.9 million.

ASSET QUALITY

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

        The Company places loans on nonaccrual status when (1) they become one or more payments delinquent or (2) management believes that, with respect to performing loans, continued collection of principal and interest from the borrower is not reasonably assured.

        The following table provides information regarding the Company's nonaccrual loans as of the dates indicated.

                                               JUNE 30,   DECEMBER 31,   JUNE 30,
                                                1997         1996         1996
                                               -------     --------     --------
Loans past due 90 days or more                 $11,874      $16,643      $12,888
Loans past due 30-89 days                        4,721       10,082        6,560
Other nonaccrual loans                             183        1,898        3,128
                                               -------      -------      -------
Total nonaccrual loans (1)                     $16,778      $28,623      $22,576
                                               =======      =======      =======

Reserves to loans past due 90 days or more       104.3%        81.2%       122.3%
Reserves to total nonaccrual loans                73.8%        47.2%        69.8%



-------------------
        (1) Includes $1.1 million, $5.6 million and $5.0 million of troubled debt restructured loans ("TDRs") at June 30, 1997, December 31, 1996 and June 30, 1996 respectively. Excludes $27.3 million, $33.5 million and $28.1 million of TDRs which were performing in accordance with their modified terms.

        Total nonaccrual loans were $16.8 million at June 30, 1997 compared with $28.6 million at December 31, 1996 and $22.6 million at June 30, 1996. Included in total loans past due 90 days or more at June 30, 1997, December 31, 1996 and June 30, 1996, are $6.6 million, $10.9 million and $12.9 million, respectively, of loans originated prior to 1995. This reduction in pre-1995 nonperforming loans is consistent with the Company's current and improving asset migration measures.

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

CLASSIFIED ASSETS

        The table below sets forth the composition of the Company's classified assets at the dates indicated. Classified assets include owned properties, nonaccrual loans and performing loans which have been adversely classified pursuant to OTS regulations and guidelines ("Performing/Classified" loans) (dollars are in thousands).



                                                     JUNE 30,     DECEMBER 31,   JUNE 30,
                                                       1997          1996         1996
                                                     --------      --------     ---------
NONPERFORMING ASSETS
    Properties, net of reserves                      $ 16,772      $ 20,140      $ 22,404
    Nonperforming Loans (1)                            11,874        16,643        12,888
                                                     --------      --------      --------
GROSS NONPERFORMING ASSETS                             28,646        36,783        35,292
OTHER CLASSIFIED LOANS
    Other Delinquent Loans (2)                          4,721        10,082         6,560
    Performing Loans Classified Loss,
      Doubtful and Substandard (3)                     41,319        46,987        66,957
                                                     --------      --------      --------

GROSS CLASSIFIED ASSETS                              $ 74,686      $ 93,852      $108,809
                                                     ========      ========      ========

GROSS CLASSIFIED LOANS (4) (5) (7)                   $ 57,914      $ 73,712      $ 86,405
                                                     ========      ========      ========

LOANS RECEIVABLE (6)                                 $739,815      $685,916      $660,067
                                                     ========      ========      ========

RESERVES ON LOANS
    Specific                                         $  2,119      $  2,185      $  5,650
    General                                            10,262        11,330        10,112
                                                     --------      --------      --------
                                                     $ 12,381      $ 13,515      $ 15,762
                                                     ========      ========      ========

TOTAL RESERVES TO LOANS RECEIVABLE                        1.7%          2.0%          2.4%
TOTAL RESERVES TO CLASSIFIED LOANS                       21.4%         18.3%         18.2%
TOTAL RESERVES TO NONPERFORMING LOANS                   104.3%         81.2%        122.3%
GROSS NONPERFORMING ASSETS TO TOTAL ASSETS                3.3%          4.3%          4.7%
GROSS CLASSIFIED ASSETS TO BANK CORE CAPITAL AND
  GENERAL LOAN LOSS RESERVES                            103.2%        147.4%        171.1%

__________________

        (1) Loans 90 days or more past due. All such loans are on nonaccrual status.

        (2) Loans 30 to 89 days past due. All such loans are on nonaccrual status.

        (3) Includes $0.2 million, $1.9 million and $3.1 million of performing loans on nonaccrual status at June 30, 1997, December 31, 1996 and June 30, 1996, respectively.

        (4) Includes $16.8 million, $28.6 million and $22.6 million of nonaccrual loans at June 30, 1997, December 31, 1996 and June 30, 1996, respectively.

        (5) At June 30, 1997, included $40.6 million of loans originated prior to 1995.

        (6) Net loans receivable are exclusive of the allowance for loan losses.

        (7) The Company has identified no potential problem loans that are not already included above.

        The carrying value of nonperforming assets (i.e., real estate owned and loans 90 days or more past due) decreased to $28.6 million, or 3.3% of total assets, at June 30, 1997, from $36.8 million, or 4.3% of total assets, at December 31, 1996, and $35.3 million, or 4.7% of total assets, at June 30, 1996. The carrying value of nonperforming assets peaked at $151.2 million in December 1993.

        The table below sets forth the Company's gross classified loan portfolio as of June 30, 1997 (dollars are in thousands).


                                                       CLASSIFIED LOANS
                                       -----------------------------------------------
                                                             OTHER         PERFORMING
                                       NON-PERFORMING    DELINQUENCIES        LOANS        TOTAL
                                       --------------    --------------    -----------     ------
Single family (1-4 units)
  Estate                                   $ 5,048          $ 1,014          $   887      $ 6,949
  Conventional                               3,410            1,513            5,566       10,489
  Project concentrations                     2,265            1,693           13,369       17,327
Multi-family (five or more units)            1,108              501           13,230       14,839
Commercial real estate                           -                -            2,569        2,569
Land                                            43                -                -           43
Residential construction
  Single Family                                  -                -              476          476
  Tract development                              -                -            1,792        1,792
Other collateralized loans                       -                -            3,430        3,430
                                           -------          -------          -------      -------
Gross Loans Receivable                     $11,874          $ 4,721          $41,319      $57,914
                                           =======          =======          =======      =======




        At June 30, 1997, the Company's nonaccrual loans of $16.8 million consisted of $6.8 of loan principal originated since 1994, or 1.3% of the $503.8 million of such loan principal outstanding at quarter-end. The remaining $10.0 million of nonaccrual loans at quarter-end were represented by loans originated prior to 1995 (with most emanating from 1991 and prior), and represented 3.3% of the $306.7 million of such loan principal outstanding at June 30, 1997. All of the Company's foreclosed properties had their genesis with loans made prior to 1995.

        The discussion below summarizes the classified assets composition within each of the Company's principal loan portfolios.

ESTATE

        At June 30, 1997, 5.2% (measured in dollars) of the Company's Estate loan portfolio was classified. Within this group of classified loan principal, 3 loans ($5.0 million) were delinquent three or more payments, 1 loan ($1.0 million) was one payment delinquent and 1 loan ($0.9 million) was performing in accordance with its original terms and was classified Substandard. Subsequent to June 30, 1997, for loans three or more payments delinquent, the collateral for one loan ($2.3 million) was acquired via foreclosure and the delinquency associated with one loan ($0.9 million) was cured via cash payments by the borrower with no modification of terms. Also subsequent to June 30, 1997, the delinquency associated with the loan one payment delinquent at that date was cured via cash payment by the borrower with no modification of terms.

CONVENTIONAL

        Conventional single family homes consist of delinquent and performing/classified loans secured by single family homes which are not part of an integrated development nor included with Estate loans. At June 30, 1997, 6.3% (measured in dollars) of the Company's conventional single family loan portfolio was classified. Within this group of classified loan principal, 17 loans ($3.4 million) were delinquent three or more payments, 12 loans ($1.5 million) were delinquent one or two payments, and 25 loans ($5.6 million) were performing, generally in accordance with their original terms and were classified Substandard. In addition, the Company owned 7 homes previously acquired through foreclosure with a net carrying value of $0.9 million.

PROJECT CONCENTRATIONS

        Prior to 1994, the Company made permanent loans to a large number of purchasers of individual units from developers in for-sale housing developments with respect to which the Company financed construction. A majority of these permanent "takeout" loans were originated during the period 1988 through 1992 and were made on terms that fell outside the parameters normally associated with conforming or conventional single family home loans. Historically, the performance of this portfolio has been extremely poor.

        At June 30, 1997, 32.2% (measured in dollars) of the Company's project concentration loan portfolio was classified. Within this group of classified loan principal, 18 loans ($2.3 million) were delinquent three or more payments, 12 loans ($1.7 million) were delinquent one or two payments, and 94 loans ($13.4 million) were performing, generally in accordance with their original terms and were classified Substandard. In addition, the Company owned 127 units previously acquired through foreclosure with a net carrying value of $5.9 million (or approximately $46,000 per unit).

APARTMENT BUILDINGS

        At June 30, 1997, 6.5% (measured in dollars) of the Company's apartment-secured loan portfolio was classified. Within this group of loan principal, 2 loans ($1.1 million) were delinquent three or more payments, 1 loan ($0.5 million) was delinquent one payment, and 18 loans ($13.2 million) were performing generally in accordance with their original terms and were classified Substandard. In addition, the Company owned 6 buildings previously acquired through foreclosure with a net carrying value of $1.9 million.

COMMERCIAL REAL ESTATE

        At June 30, 1997, none of the Company's commercial real estate-secured loan portfolio was delinquent and 1 loan ($2.6 million) was performing in accordance with its original terms and was classified Substandard.

CREDIT LOSSES

        The Company maintains reserves against specific assets in those instances in which it believes that full recovery of the Company's gross investment is unlikely. As of June 30, 1997, the Company had established specific reserves based upon current indications of property values and the costs associated with their respective disposition. In addition, management establishes general valuation allowances ("GVAs") against its loan and property portfolios when sufficient information does not exist to support establishing specific reserves. The loss factors utilized to establish general reserves are based upon (1) estimated migration levels for similar loans and risk levels against the estimated loss content of the collateral securing the loan, or (2) estimates of current liquidation values for collateral securing performing loans for a representative sampling of each portfolio segment.

        The table below sets forth the amounts and percentages of general and specific reserves for the Company's loan and property portfolios as of June 30, 1997 (dollars are in thousands).


                                                      LOANS
                                            -------------------------
                                            PERFORMING      DELINQUENT        PROPERTIES         TOTAL
                                            ----------      ----------        ----------        -------

Specific reserves                            $   678          $ 1,441          $ 8,965          $11,084
General reserves                               9,703              559              412           10,674
                                             -------          -------          -------          -------
Total reserves for estimated losses          $10,381          $ 2,000          $ 9,377          $21,758
                                             =======          =======          =======          =======



        The table below summarizes the activity of the Company's reserves for the periods indicated (dollars are in thousands).

                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                            JUNE 30,                      JUNE 30,
                                                  ----------------------------     -------------------------
                                                     1997            1996           1997            1996
                                                  -----------     ------------   ------------    ------------
LOANS
Average loans outstanding                          $ 728,252       $ 634,631       $ 708,425       $ 642,080
                                                   =========       =========       =========       =========

Reserve balance at beginning of period             $  13,657       $  15,353       $  13,515       $  15,193
Provision for estimated losses                         1,500           2,489           3,000           3,689
Charge-offs:
   Permanent loans
      Single family (1-4 units)                       (1,943)         (1,060)         (2,356)         (1,728)
      Multi-family (five or more units)                 (341)           (786)           (856)         (1,368)
      Land                                                 -               -            (150)              -
      Other                                              (11)              -             (11)              -
                                                   ---------       ---------       ---------       ---------

Net charge-offs                                       (2,295)         (1,846)         (3,373)         (3,096)

Transfer to property and other reserves                 (481)           (234)           (761)            (24)
                                                   ---------       ---------       ---------       ---------
Balance at end of period                           $  12,381       $  15,762       $  12,381       $  15,762
                                                   =========       =========       =========       =========
Ratio of net charge-offs to average loans
   outstanding during the period                        0.32%           0.29%           0.48%           0.48%

REAL ESTATE OWNED
Reserve balance at beginning of period             $   9,659       $  12,317       $  11,871       $  15,724
Provision for estimated losses                             -           1,011               -           1,711
Transfers from loan reserves                             481             234             761              24
Charge-offs                                             (763)         (1,653)         (3,255)         (5,550)
                                                   ---------       ---------       ---------       ---------
Balance at end of period                           $   9,377       $  11,909       $   9,377       $  11,909
                                                   =========       =========       =========       =========



        Because the Company's loan portfolio is not homogeneous, but rather consists of discreet segments with different collateral and borrower risk characteristics, management separately measures reserve adequacy, and establishes and maintains reserves for credit losses, for each identifiable segment of this portfolio. Based on the reduced level of nonperforming assets at June 30, 1997, particularly in the Company's pre 1995 loan portfolio on which the Company has realized all of its most significant credit losses, the Company would expect charge-offs for all categories of loans to be moderate in future periods. However, no assurances can be made that this will occur. The table below summarizes credit loss reserves at the dates indicated (dollars are in thousands).



                                            JUNE 30, 1997         DECEMBER 31, 1996
                                        --------------------    ----------------------
                                                      % OF                   % OF
                                         BALANCE   ASSET TYPE   BALANCE   ASSET TYPE
                                        ---------- ----------   -------   -----------
PERMANENT
  Single family (1-4 units)
     Estate                             $   876       0.7%     $   279        0.3%
     Conventional                         1,655       1.0%       1,702        1.0%
     Project concentrations               3,803       7.1%       4,495        7.3%
  Multi-family (five or more units)       3,350       1.5%       5,216        2.4%
  Commercial real estate                  1,469       1.8%       1,150        1.9%
  Land                                       84       0.6%         167        1.2%
RESIDENTIAL CONSTRUCTION
  Single family                             336       0.4%         168        0.3%
  Tract development                         375       1.0%         338        1.0%
OTHER                                       433       4.2%           -        -
                                        -------                -------
                                        $12,381       1.5%     $13,515        1.8%
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

        The table below summarizes the composition of the Company's real estate owned at the dates indicated (dollars are in thousands).


                                       JUNE 30,    DECEMBER 31,   JUNE 30,
                                        1997          1996         1996
                                      ----------   ----------   ----------
SINGLE FAMILY (1-4 Units)
     Conventional                     $    933      $  2,660      $  4,065
     Project concentrations              7,936         7,117         5,596
MULTI-FAMILY (FIVE OR MORE UNITS)        2,071         3,215         6,539
COMMERCIAL REAL ESTATE                       -           346           346
LAND                                     2,357         2,517         3,286
RESIDENTIAL CONSTRUCTION
     (TRACT DEVELOPMENTS)               12,852        16,156        14,481
                                        -------     --------      --------
GROSS INVESTMENT (1)                    26,149        32,011        34,313
ALLOWANCE FOR ESTIMATED LOSSES          (9,377)      (11,871)      (11,909)
                                        -------     --------      --------

NET INVESTMENT                         $16,772      $ 20,140      $ 22,404
                                       ========      ========      ========



-----------------------------------
        (1) Fair value of collateral at foreclosure, plus post-foreclosure capitalized costs.

        Because the Company's property portfolio is not homogeneous, but rather consists of discreet segments with different collateral and borrower risk characteristics, management separately measures reserve adequacy, and establishes and maintains reserves for credit losses, for each identifiable segment of this portfolio. The table below summarizes credit loss reserves at the dates indicated (dollars are in thousands).



                                             JUNE 30, 1997        DECEMBER 31, 1996
                                          ---------------------- ----------------------
                                                         % OF                   % OF
                                          PROPERTIES  ASSET TYPE  PROPERTIES  ASSET TYPE
                                          ---------   ----------  ----------  ---------
PERMANENT
  Single family (1-4 units)
     Conventional                          $    48         5.1%   $   343        12.9%
     Project concentrations                  2,007        25.3%     2,233        31.4%
  Multi-family (five or more units)            145         7.0%       547        17.0%
  Commercial real estate                         -         -          106        30.6%
  Land                                       1,081        45.9%     1,242        49.3%
RESIDENTIAL CONSTRUCTION
  Tract development                          6,096        47.4%     7,400        45.8%
                                           -------                -------
                                           $ 9,377        35.9%   $11,871        37.1%
                                           =======                =======


OFFICE PROPERTY AND EQUIPMENT

        At June 30, 1997, the Company's office property and equipment of $4.3 million was down from $4.7 million at December 31, 1996. The decrease was primarily due to normal depreciation.

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

DEPOSITS

        Total deposits at June 30, 1997, were $754.4 million, an increase from $717.8 million at December 31, 1996.

        The table below summarizes the balances, weighted average interest rates ("WAIR") and weighted average remaining maturities in months ("WARM") for the Company's deposits at the dates indicated (dollars are in thousands).



                                    JUNE 30, 1997                      DECEMBER 31, 1996
                             -------------------------------  -----------------------------------
     DESCRIPTION              BALANCE        WAIR    WARM        BALANCE        WAIR      WARM
-------------------------    --------       ------  --------   ----------      -------   --------
Transaction accounts         $ 83,848        2.04%         -     $ 70,560        1.34%         -
Certificates of deposit
    7 day maturities           52,638        4.51%         -       58,212        4.44%         -
    Less than 6 months         84,688        5.42%         3       58,121        5.29%         3
    6 months to 1 year        357,145        5.80%         6      345,938        5.57%         5
    1 year to 2 years         153,553        5.70%        11      148,886        5.80%        14
    Greater than 2 years       22,518        5.60%        13       36,092        5.86%        13
                             --------                 ------     --------                  -----
Total                        $754,390        5.22%         6     $717,809        5.10%         6
                             ========                 ======     ========                  =====


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

        At June 30, 1997, the Company had one FHLB advance outstanding totaling $40.0 million with an original and remaining term of one year. This advance is securitized by mortgage collateral and has a rate of 5.95%.

SENIOR NOTES

        The Company has Senior Notes, which have a face amount of $13.5 million, and an amortized book value of $12.5 million at June 30, 1997. The Senior Notes carry an annual stated interest rate of 12.0% and have an annual effective rate of approximately 16.5%, after the recording of original issue discount ("OID") of $1.5 million. The OID is accreted using the constant yield method over the five year term of the Senior Notes. Interest which is required to be paid semi-annually at the stated interest rate was prefunded for three years out of the proceeds of the Company's recapitalization in December 1995. In June 1997, the investors agreed to release the Company from its requirement to maintain this prefunded interest. In the future, interest payments will be made through dividends received from the Bank.

STOCKHOLDERS' EQUITY

        The Company's capital structure is comprised of common stockholders' equity and an aggregate of $27 million in high-cost Senior Notes bearing an annual interest rate of 12% and Cumulative Preferred Stock Series A ("Series A Preferred") with an annual dividend rate of 18%.

In full satisfaction of the accrued but unpaid dividends on the Series A Preferred Stock from issuance through June 15, 1997, the Company issued approximately 390,000 shares of its Common Stock.

        The following table summarizes the regulatory capital requirements under the Home Owners Loan Act ("HOLA") for the Bank at June 30, 1997. As indicated in the table, the Bank's capital levels exceed all three of the currently applicable minimum HOLA capital requirements (dollars are in thousands).



                                      TANGIBLE CAPITAL (2)   CORE CAPITAL (2)     RISK-BASED CAPITAL
                                      -------------------  ------------------- -------------------------
                                       BALANCE      %        BALANCE       %       BALANCE        %
                                      --------    -------   ----------  ------  ----------   -----------
Stockholders' equity(3)               $ 61,841               $ 61,841            $ 61,841
Adjustments
   General valuation allowances              -                      -               7,491
   Unrealized (gains) losses, net          283                    283                 283
                                     ---------      ------   --------   -----    --------     ---------
Regulatory capital                      62,124        7.21%    62,124   7.21%      69,615         11.67%
Required minimum                        12,924        1.50%    25,847   3.00%      47,724          8.00%
                                     ---------      ------   --------   -----    --------     ---------
Excess capital                        $ 49,200        5.71%  $ 36,277   4.21%    $ 21,891          3.67%
                                     =========      ======   ========   =====    ========     =========
Adjusted assets (1)                   $861,568               $861,568            $596,546
                                      ========               ========            =======


-------------------

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

        (3) Reflects a capital contribution of $2.4 million from the parent company.

        As of June 30, 1997, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. The Bank's actual capital amounts and ratios and the capital amounts and ratios required in order for an institution to be well capitalized and adequately capitalized are presented in the table below (dollars are in thousands).


                                                         TO BE CATEGORIZED AS      TO BE CATEGORIZED AS
                                                         ADEQUATELY CAPITALIZED      WELL CAPITALIZED
                                                         UNDER PROMPT CORRECTIVE   UNDER PROMPT CORRECTIVE
                                        ACTUAL            ACTION PROVISIONS           ACTION PROVISIONS
                                 ----------------------  --------------------      ----------------------
                                   AMOUNT       RATIOS    AMOUNT       RATIOS      AMOUNT         RATIOS
                                 --------      --------  -------       ------      --------      --------
AS OF JUNE 30, 1997
    Total Capital
    (to Risk Weighted Assets)     $69,615        11.67%  $47,724        8.00%      $59,655        10.00%
     Tier 1 Capital
    (to Risk Weighted Assets)      62,124        10.41%   23,862        4.00%       35,793         6.00%
     Tier 1 Capital
    (to Average Assets)            62,124         7.35%   33,809        4.00%       42,262         5.00%

AS OF DECEMBER 31, 1996
    Total Capital
    (to Risk Weighted Assets)     $59,560        11.11%  $42,879        8.00%      $53,599        10.00%
     Tier 1 Capital
    (to Risk Weighted Assets)      52,803         9.85%   21,439        4.00%       32,159         6.00%
     Tier 1 Capital
    (to Average Assets)            52,803         6.55%   32,269        4.00%       40,336         5.00%




        The OTS has authority, after an opportunity for a hearing, to downgrade an institution from "well-capitalized" to "adequately capitalized" or to subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower category, if the OTS deems such action to be appropriate as a result of supervisory concerns.

 CAPITAL RESOURCES AND LIQUIDITY

        The Company's liquidity position refers to the extent to which the Company's funding sources are sufficient to meet its current and long-term cash requirements. Federal regulations currently require a savings institution to maintain a monthly average daily balance of liquid and short-term liquid assets equal to at least 5.0% and 1.0%, respectively, of the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar month. The Bank had liquidity and short-term liquidity ratios of 7.85% and 3.36%, respectively, as of June 30, 1997, and 11.05% and 6.49%, respectively, as of December 31, 1996.

        The Company's current primary funding resources are deposit accounts, principal payments on loans, proceeds from sales of real estate owned, advances from the FHLB and cash flows from operations. Other possible sources of liquidity available to the Company include reverse repurchase transactions involving the Company's investment securities, whole loan sales, commercial bank lines of credit, and direct access, under certain conditions, to borrowings from the Federal Reserve System. The cash needs of the Company are principally for the payment of interest on and withdrawals of deposit accounts, the funding of loans, operating costs and expenses, and holding and refurbishment costs on foreclosed real estate.


INTEREST RATE RISK MANAGEMENT

        The objective of interest rate risk management is to stabilize the Company's net interest income ("NII") while limiting the change in its net portfolio value ("NPV") from interest rate fluctuations. The Company seeks to achieve this objective by matching its interest sensitive assets and liabilities, and maintaining the maturity and repricing of these assets and liabilities at appropriate levels given the interest rate environment. When the amount of rate sensitive liabilities exceeds rate sensitive assets, net interest income will generally be negatively impacted during a rising rate environment. The speed and velocity of the repricing of assets and liabilities will also contribute to the effects on net interest income.

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

        A principal mechanism used by the Company in the past for interest rate risk management was the origination of adjustable rate mortgages tied to the 11th District Cost of Funds Index ("11th DCOFI"). The basic premise was that the Company's actual cost of funds would parallel the 11th DCOFI and, as such, the interest rate spread would generate the desired operating results. Almost all of the Company's loan originations are comprised of adjustable rate mortgage loans. Adjustable rate mortgages represented approximately 75% of the Company's loan portfolio at June 30, 1997. The Company currently originates loans tied to multiple indices including London Interbank Offered Rate ("LIBOR"), Constant Maturity Treasury ("CMT"), national prime rate, and 11th DCOFI.

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

        The following table sets forth information concerning sensitivity of the Company's interest-earning assets and interest-bearing liabilities as of June 30, 1997 (dollars are in thousands). Such assets and liabilities are classified by the earlier of maturity or repricing date.


                                                             OVER THREE      OVER SIX       OVER ONE
                                                THREE          THROUGH       THROUGH          YEAR          OVER
                                               MONTHS           SIX           TWELVE         THROUGH        FIVE
                                               OR LESS         MONTHS         MONTHS        FIVE YEARS      YEARS           TOTAL
                                              -----------    -----------   -----------     ------------   ----------     -----------
INTEREST-EARNING ASSETS
    Cash and cash equivalents (1)              $   8,259      $      --      $      --      $      --      $      --      $   8,259
    Investments and FHLB Stock                     6,991             --             --         35,651         39,819         82,461
    Loans (2)                                    353,714        186,798         52,712         40,731        113,616        747,571
                                               ---------      ---------      ---------      ---------      ---------      ---------
        Total interest-earning assets          $ 368,964      $ 186,798      $  52,712      $  76,382      $ 153,435      $ 838,291
                                               =========      =========      =========      =========      =========      =========

INTEREST-BEARING LIABILITIES
    Deposits
        Transaction accounts                   $  83,848      $      --      $      --      $      --      $      --      $  83,848
        Certificates of deposit                  200,234        184,056        200,511         85,741             --        670,542
    FHLB advances                                     --             --         40,000             --             --         40,000
    Senior Notes                                      --             --             --         12,475             --         12,475
                                               ---------      ---------      ---------      ---------      ---------      ---------
        Total interest-bearing liabilities     $ 284,082      $ 184,056      $ 240,511      $  98,216      $      --      $ 806,865
                                               =========      =========      =========      =========      =========      =========

        Interest rate sensitivity gap          $  84,882      $   2,742      $(187,799)     $ (21,834)     $ 153,435      $  31,426
        Cumulative interest rate
          sensitivity gap                         84,882         87,624       (100,175)      (122,009)        31,426         31,426
        Cumulative interest rate
          sensitivity gap as a percentage
          of total interest-earning assets         23.0%          46.9%        -190.0%        -159.7%          20.5%           3.7%



------------------------

        (1)     Excludes noninterest-earning cash balances.

        (2)     Loans include $16.8 million of nonaccrual loans.


ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               Not applicable.

                           PART II - OTHER INFORMATION


ITEM 1.    Legal Proceedings

           On September 6, 1996, the Company and the Bank were named as defendants in a class action lawsuit entitled Stanley D. Mosler and Eileen C. Mosler vs. Hawthorne Savings and Loan Association, Hawthorne Financial Corporation, et. al., filed in the Superior Court of the State of California as Case No. BC154729 (the "Action"). The plaintiffs had previously filed an individual action alleging the same matters contained in the class action complaint. The individual action was scheduled for trial in July 1997, but was taken off calendar pending a ruling in the class action. Plaintiffs contend they were entitled to a notice of availability of foreclosure counseling, which they allege they did not receive, before the Bank foreclosed. Plaintiffs contend that the alleged failure to provide counseling notices and the underbidding by the Bank of the loan amount at foreclosure resulted in damages to the purported class in an amount in excess of $40 million. The Company has been named and alleged to have liability based upon its relationship as trustee on the Deed of Trust securing the Bank's loans. The Company and the Bank filed responsive pleadings to the Action alleging that the complaint is defective on its face and that the plaintiffs are not proper representatives of the purported class. The court granted the Company and Bank's motion and dismissed the plaintiffs' case. The plaintiffs have appealed. The Appellate Court heard oral argument in July, 1997 and will render their opinion in the near future.

           As previously reported, the Bank is a defendant in an action entitled Takaki vs. Hawthorne Savings and Loan Association, filed in the Superior Court of the State of California, Los Angeles, as Case No. YC021815. The plaintiffs were owners of real property which they sold in early 1992 to a third party. The Bank provided escrow services in connection with the transaction. A substantial portion of the consideration paid to the plaintiffs took the form of a deed of trust secured by another property then owned by an affiliate of the purchaser. The value of the collateral securing this deed of trust ultimately proved to be inadequate. The plaintiffs alleged that the Bank knew, or should have known, that the security for the plaintiffs' loan was inadequate and should have so advised them. In late June 1997, a trial jury found for the plaintiffs and awarded compensatory and punitive damages totaling $9.1 million. In late July 1997, the trial judge reduced the combined award to $3.2 million. If the plaintiffs do not accept the judge's decision on or before August 25, 1997, a new jury trial will be conducted solely on the issue of damages. Should the plaintiffs accept the judge's decision, the Bank will appeal the jury's finding and the damage award to the Court of Appeals, based upon its view that the law in California is unambiguous that there is no duty which attaches to escrow providers to advise parties to an escrow. In such event, the Bank believes that its position will ultimately be upheld on appeal and, accordingly, that no amounts will be paid by the Bank to the plaintiffs in this matter. There can be no assurances that this will be the case, however.

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

ITEM 2.    Changes in Securities - None

ITEM 3.    Defaults upon Senior Securities - None

ITEM 4.    Submission of Matters to a Vote of Security Holders

           At the Annual Meeting of Stockholders of the Company held on May 21, 1997, the following nine nominees were elected for a one year term by the margins indicated.

                                              NUMBER OF SHARES
                                            ---------------------
             DIRECTOR                          FOR       WITHHELD
             --------                       ---------    --------
             Marilyn Garton Amato           2,466,136     4,694
             Scott A. Braly                 2,466,486     4,344
             Timothy R. Chrisman            2,466,486     4,344
             R. Michael Hall                2,466,436     4,394
             Charles S. Jacobs              2,466,206     4,624
             Anthony W. Liberati            2,466,486     4,344
             Harry F. Radcliffe             2,466,256     4,574
             Howard Ritt                    2,465,486     5,344
             Robert C. Troost               2,466,436     4,394


ITEM 5.    Other Information - None

ITEM 6.    Exhibits and Reports on Form 8-K

               1. Reports on Form 8-K

                  The Company filed a Form 8-K on April 29, 1997, announcing financial results for the first quarter ended March 31, 1997.

                  The Company filed a Form 8-K on June 12, 1997, disclosing certain information regarding amendments to the Certificate of Designations and Preferences of the Cumulative Preferred Stock, Series A.

               2.  Other required exhibits - None

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         HAWTHORNE FINANCIAL CORPORATION




Dated August 14, 1997                /s/  NORMAN A. MORALES
                                     ------------------------------
                                     Norman A. Morales
                                     Executive Vice President and
                                     Chief Financial Officer



Dated August 14, 1997                /s/  JESSICA VLACO
                                     ------------------------------
                                     Jessica Vlaco
                                     Senior Vice President and
                                     Principal Accounting Officer