Form 10-Q
period 1997-09-30
HAWTHORNE FINANCIAL CORP
filed 1997-10-31
CIK 46267

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1997


  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________ to _______


                          Commission File Number 0-1100
                         -------------------------------

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

                         -------------------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  [X]   No [ ]


        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: The Registrant had 3,088,096 shares of Common Stock, $0.01 par value per share outstanding, as of September 30, 1997.

================================================================================

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                                 FORM 10-Q INDEX

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                                PART I - FINANCIAL INFORMATION                            Page
                                                                                          ----
ITEM 1.        Financial Statements

               Consolidated Statements of Financial Condition
               at September 30, 1997 (Unaudited) and December 31, 1996                       3

               Consolidated Statements of Operations (Unaudited)
               for the Three Months and Nine Months Ended September 30, 1997 and 1996        4

               Consolidated Statement of Stockholders' Equity (Unaudited)
               for the Nine Months Ended September 30, 1997                                  5

               Consolidated Statements of Cash Flows (Unaudited)
               for the Nine Months Ended September 30, 1997 and 1996                         6

               Notes to Consolidated Financial Statements (Unaudited)                        8

ITEM 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                    10

                                  PART II - OTHER INFORMATION

ITEM 1.        Legal Proceedings                                                            32

ITEM 2.        Changes in Securities                                                        32

ITEM 3.        Defaults upon Senior Securities                                              32

ITEM 4.        Submission of Matters to a Vote of Security Holders                          33

ITEM 5.        Other Information                                                            33

ITEM 6.        Exhibits and Reports on Form 8-K                                             33




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

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                           (DOLLARS ARE IN THOUSANDS)


                                                                       SEPTEMBER 30,     DECEMBER 31,
                                                                            1997            1996
                                                                        (UNAUDITED)       (AUDITED)
                                                                       ------------      ------------
ASSETS

Cash and cash equivalents                                                 $  17,906    $  93,978
Investment securities available-for-sale, at market                          65,732       38,371
Loans receivable (net of allowance for estimated credit losses
  of $13,253 in 1997 and $13,515 in 1996)                                   767,096      672,401

Real estate owned (net of allowance for estimated losses
  of $9,122 in 1997 and $11,871 in 1996)                                     14,598       20,140
Investment in capital stock of Federal Home Loan Bank - at cost               7,094        6,788
Office property and equipment - at cost, net                                  4,174        4,729
Accrued interest receivable                                                   5,584        4,781
Deferred tax asset, net                                                       5,695        4,243
Other assets                                                                  3,284        1,764
                                                                          ---------    ---------
                                                                          $ 891,163    $ 847,195
                                                                          =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
    Deposits                                                              $ 776,277    $ 717,809
    Short-term borrowings                                                    40,000       50,000
    Senior notes                                                             12,560       12,307
    Accounts payable and other liabilities                                    7,461       23,157
                                                                          ---------    ---------
                                                                            836,298      803,273
Stockholders' equity
  Preferred stock - $0.01 par value; authorized 10,000,000 shares
    Cumulative preferred stock, Series A: liquidation preference,
      $50,000 per share; issued, and outstanding, 270 shares                   --           --
  Common stock - $0.01 par value; authorized, 20,000,000
     shares; issued and outstanding, 3,093,496 shares in 1997 and
     2,604,675 shares in 1996                                                    31           26
  Capital in excess of par value - cumulative preferred stock, series A      11,592       11,592
  Capital in excess of par value - common stock                              12,296        7,745
  Unrealized gain (loss) on available-for-sale securities, net                   67         (132)
  Retained earnings                                                          31,026       24,858
                                                                          ---------    ---------
                                                                             55,012       44,089
Less
  Treasury stock, at cost - 5,400 shares                                        (48)         (48)
  Loan to Employee Stock Ownership Plan                                         (99)        (119)
                                                                          ---------    ---------
                                                                             54,865       43,922
                                                                          ---------    ---------
                                                                          $ 891,163    $ 847,195
                                                                          =========    =========

See accompanying Notes to Consolidated Financial Statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                (AMOUNTS ARE IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                         THREE MONTHS ENDED      NINE MONTHS ENDED
                                                            SEPTEMBER 30,           SEPTEMBER 30,
                                                        --------------------    --------------------
                                                          1997        1996       1997        1996
                                                        --------    --------    --------    --------
Interest revenues
    Loans, net of nonaccrual income                     $ 17,799    $ 15,437    $ 50,480    $ 43,158
    Cash and investment securities                         1,583         983       4,657       4,107
                                                        --------    --------    --------    --------
                                                          19,382      16,420      55,137      47,265
                                                        --------    --------    --------    --------
Interest costs
    Deposits                                              10,188       8,072      28,467      26,304
    Short-term borrowings                                    598       1,173       2,322       1,294
    Senior notes                                             489         477       1,468       1,432
                                                        --------    --------    --------    --------
                                                          11,275       9,722      32,257      29,030
                                                        --------    --------    --------    --------

Net interest income                                        8,107       6,698      22,880      18,235
Provision for credit losses                                1,500       2,569       3,739       6,234
                                                        --------    --------    --------    --------
Net interest income after provision for credit losses      6,607       4,129      19,141      12,001

Noninterest revenues, net
   Operating                                               1,126         626       2,689       1,557
   Non-operating                                             219      (3,829)        206       2,850

Noninterest expenses
   Employee                                                2,511       2,303       7,818       6,752
   Operating                                               1,264       1,160       3,572       3,590
   Occupancy                                                 752         713       2,247       2,161
   Professional                                              468         513       1,173       1,462
   SAIF premium and OTS assessment                           208         450       1,063       1,629
                                                        --------    --------    --------    --------
Total operating costs                                      5,203       5,139      15,873      15,594

(Income) loss from real estate operations, net              (490)        828        (228)        806
                                                        --------    --------    --------    --------

Total noninterest expenses                                 4,713       5,967      15,645      16,400
                                                        --------    --------    --------    --------

Net earnings (loss) before income taxes                    3,239      (5,041)      6,391           8
Income tax (provision) benefit                               (25)      2,885       1,602       6,368
                                                        --------    --------    --------    --------

Net earnings (loss)                                     $  3,214    $ (2,156)   $  7,993    $  6,376
                                                        ========    ========    ========    ========

Net earnings (loss) available for Common (NOTE 3)       $  2,616    $ (2,764)   $  6,367    $  5,029
                                                        ========    ========    ========    ========

Net earnings (loss) per share (NOTE 3)                  $   0.47    $  (1.06)   $   1.20    $   0.98
                                                        ========    ========    ========    ========

Weighted average shares (NOTE 3)                           5,532       2,599       5,305       5,155
                                                        ========    ========    ========    ========


See accompanying Notes to Consolidated Financial Statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                           (DOLLARS ARE IN THOUSANDS)


                                                                                        ACCRUED
                                                                 CHANGE IN              DIVIDENDS            DIVIDENDS
                                        BALANCE AT    EXERCISED  UNREALIZED                 ON               PAID ON   BALANCE AT
                                       DECEMBER 31,   STOCK       GAINS        NET      PREFERRED            PREFERRED SEPTEMBER 30,
                                          1996        OPTIONS    (LOSSES)    EARNINGS     STOCK   REPAYMENTS  STOCK      1997
                                       -----------   ---------  ----------  ---------  ---------- ---------- --------  -----------
Common stock                             $     26    $      1   $     --   $     --   $     --    $     --   $      4   $     31
Cumulative preferred stock, series A           --          --         --         --         --          --         --         --
Capital in excess of par value
  Common stock                              7,745         282         --         --         --          --      4,269     12,296
  Cumulative preferred stock, series A     11,592          --         --         --         --          --         --     11,592
Unrealized gain (loss) on
  available-for-sale securities, net         (132)         --        199         --         --          --         --         67
Retained earnings                          24,858          --         --      7,993     (1,825)         --         --     31,026
Treasury stock                                (48)         --         --         --         --          --         --        (48)
Loan to employee stock ownership plan        (119)         --         --         --         --          20         --        (99)

                                         --------    --------   --------   --------   --------    --------   --------   --------
Total stockholders' equity               $ 43,922    $    283   $    199   $  7,993   $ (1,825)   $     20   $  4,273   $ 54,865
                                         ========    ========   ========   ========   ========    ========   ========   ========


See accompanying Notes to Consolidated Financial Statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                           (DOLLARS ARE IN THOUSANDS)


                                                                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                             ---------------------------
                                                                1997           1996
                                                             -----------    ------------
NET CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                 $   7,993    $   6,376
  Adjustments
    Income tax benefit                                            (1,627)      (6,543)
    Provision for estimated credit losses on loans                 3,739        6,234
    Provision for estimated credit losses on real
       estate owned                                                  811        2,966
    Net gain on sale of deposits and facilities                       --       (6,413)
    Net loss on sale of securities                                    11           --
    Net recoveries from sales of real estate owned                (1,012)      (1,557)
    Net gain from sale of other assets                                 2         (266)
    Loan fee and discount accretion                               (2,863)      (2,418)
    Depreciation and amortization                                  1,357        1,220
    FHLB dividends                                                  (306)        (281)
    Goodwill amortization                                             --           24
    Increase in
        Accrued interest receivable                                 (803)      (1,464)
        Other assets                                              (1,393)      (2,843)
    Increase in other liabilities                                  2,329        6,104
    Other, net                                                        10          (98)
                                                               ---------    ---------

  Net cash provided by operating activities                        8,248        1,041
                                                               ---------    ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
  Investment securities
      Purchases                                                  (40,562)    (104,411)
      Maturities                                                     795      128,728
      Sales proceeds                                              12,468           --
  Mortgage-backed securities
      Principal amortization                                          --           33
  Loans
      New loans funded                                          (157,005)    (165,191)
      Construction disbursements                                 (93,878)     (43,714)
      Payoffs                                                    145,284       56,258
      Sales proceeds                                                  --       68,894
      Principal amortization                                      15,392       15,462
      Change in accounts payable related to loans                (15,773)          --
      Other, net                                                 (17,118)      (7,083)
  Real estate owned
      Sales proceeds                                              23,592       21,855
      Capitalized costs                                           (5,910)      (8,322)
      Other, net                                                      --           (2)
  Office property and equipment
     Sales proceeds                                                    7        4,548
     Additions                                                      (382)        (308)
                                                               ---------    ---------

  Net cash used by investing activities                         (133,090)     (33,253)
                                                               ---------    ---------


See accompanying Notes to Consolidated Financial Statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                           (DOLLARS ARE IN THOUSANDS)


                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                    ----------------------
                                                                      1997         1996
                                                                    ---------   ----------
NET CASH FLOWS FROM FINANCING ACTIVITIES
    Cash received from sale of deposits                             $      --    $(178,884)
    Other deposit activity, net                                        58,468      146,771
    Net change in borrowings                                          (10,000)     100,000
    Net proceeds from exercise of options                                 282           --
    Collection of ESOP loan                                                20           16
                                                                    ---------    ---------
    Net cash provided by financing activities                          48,770       67,903
                                                                    ---------    ---------

(DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS                                                        (76,072)      35,615

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                               93,978       14,015
                                                                    ---------    ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                                  $  17,906    $  49,630
                                                                    =========    =========

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
     Cash paid during the period for
        Interest                                                    $  31,632    $  28,578
        Income taxes                                                       25           --

     Non-cash investing and financing activities
       Real estate acquired in settlement of loans                     18,547       18,909
       Loans originated to finance sales of real estate owned           4,198       15,565
       Net change in unrealized gains (losses) on
         available-for-sale securities                                    199          (87)
       Accrued dividends on preferred stock                             1,825        1,829

     Loan activity
       Total commitments and permanent fundings                     $ 325,200    $ 273,748
       Less:
           Change in undisbursed funds on construction
              commitments                                             (29,507)     (34,037)
           Loans originated to finance sales of real estate owned      (4,198)     (15,565)
           Non-cash portion of refinanced loans                        (6,300)          --
           Undisbursed portion of new lines of credit                 (34,312)     (15,241)
                                                                    ---------    ---------
       Net construction disbursements and loans funded              $ 250,883    $ 208,905
                                                                    =========    =========


See accompanying Notes to Consolidated Financial Statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1997
      (AMOUNTS ARE IN THOUSANDS, EXCEPT FOR BOOK VALUE AND PER SHARE DATA)




NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

        The consolidated financial statements include the accounts of Hawthorne Financial Corporation and its wholly-owned subsidiary, Hawthorne Savings, F.S.B. ("Bank"), collectively referred to as the "Company". All material intercompany transactions and accounts have been eliminated.

        In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1997 and the results of its operations for the three and nine months ended September 30, 1997 and 1996, and its cash flows for the nine months ended September 30, 1997 and 1996. For the period ended December 31, 1996, audited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Operating results for the three and nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 1997.

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

NOTE 3 - BOOK VALUE AND EARNINGS PER SHARE

        The table below sets forth the Company's book value and earnings per share calculations for the three and nine month periods ended September 30, 1997, using the Modified Treasury Stock Method as prescribed under GAAP. All other calculations shown, using alternate methods, are for informational purposes only. In the table below, (1) Warrants refers to the warrants issued by the Company in December 1995, which have an exercise price of $2.25 per share and can be exercised beginning three years from the issue date and for a period of ten years from the issue date, and (2) Preferred Stock refers to the Cumulative Preferred Stock Series A issued by the Company in December 1995, which carries an annual dividend equal to 18% of the liquidation preference of the Preferred Stock and permits dividends thereon to be paid, under certain circumstances, in equivalent value of the Company's Common Stock.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1997
      (AMOUNTS ARE IN THOUSANDS, EXCEPT FOR BOOK VALUE AND PER SHARE DATA)

                                           THREE MONTHS ENDED SEPTEMBER 30, 1997            NINE MONTHS ENDED SEPTEMBER 30, 1997
                                       -----------------------------------------------      ---------------------------------
                                          MODIFIED                                          MODIFIED
                                          TREASURY                   ACTUAL SHARES,         TREASURY              ACTUAL SHARES,
                                           STOCK         ACTUAL         WARRANTS             STOCK      ACTUAL     WARRANTS
                                           METHOD        SHARES       AND OPTIONS            METHOD     SHARES    AND OPTIONS
                                       ---------------  ---------  -------------------      ---------  ---------  -----------
AVERAGE SHARES OUTSTANDING
   Common                                       3,058      3,058                3,058          2,814      2,814        2,814
   Warrants                                     2,376          -                2,376          2,376          -        2,376
   Options                                        651          -                  651            658          -          658
   Less Treasury shares  (2)                     (553)         -                    -           (543)         -            -
                                       ---------------  --------   ------------------       ---------  --------   -----------
   Total                                        5,532      3,058                6,085          5,305      2,814        5,848
                                       ===============  =========  ===================      =========  =========  ===========

STOCKHOLDERS' EQUITY
   Common                                    $ 43,273   $ 43,273             $ 43,273       $ 43,273   $ 43,273     $ 43,273
   Warrants                                     5,346          -                5,346          5,346          -        5,346
   Options                                      3,410          -                3,410          3,410          -        3,410
   Less Treasury shares (2)                    (8,521)         -                    -         (8,521)         -            -
                                       ---------------  --------   ------------------       ---------  --------   -----------
   Total                                     $ 43,508   $ 43,273             $ 52,029       $ 43,508   $ 43,273     $ 52,029
                                       ===============  =========  ===================      =========  =========  ===========

NET EARNINGS
   Net earnings for the period                $ 3,214                                        $ 7,993
   Partial reduction in interest
   expense (1)                                     10                                            199
   Preferred stock dividends                     (608)                                        (1,825)
                                       ---------------                                      ---------
   Adjusted earnings available
     for Common                               $ 2,616                                        $ 6,367
                                       ===============                                      =========

BOOK VALUE PER SHARE                            $ 7.86    $ 14.15               $ 8.55         $ 8.20    $ 15.38       $ 8.90
                                       ===============  =========  ===================      =========  =========  ===========

EARNINGS PER SHARE                              $ 0.47     $ 0.85               $ 0.43         $ 1.20     $ 2.19       $ 1.05
                                       ===============  =========  ===================      =========  =========  ===========

------------------

(1) Under the Modified Treasury Stock Method, it is assumed that the Company will use proceeds from the proforma exercise of the Warrants and Options to acquire up to 20% of the actual shares currently outstanding (Treasury shares) and use any remaining assumed proceeds to reduce the outstanding balance of the Company's Senior Notes. The partial reduction in interest expense of $10,000 and $199,000 for the three and nine months ended September 30, 1997, respectively, represents the proforma reduction in interest expense as a result of the proforma reduction in the outstanding balance of Senior Notes.

(2) Treasury shares were assumed to be repurchased at the average closing stock price for the respective periods.

        In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" which specified the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. The objective of SFAS No. 128 is to simplify the computation of EPS and to make the U.S. standard for computing EPS more compatible with the standards of other countries. SFAS No. 128 eliminated both the "primary" and "fully diluted" EPS and required the computation and disclosure of "basic" EPS and "diluted" EPS. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company's analysis of SFAS No. 128 concluded that it would have no material impact on the EPS disclosures contained above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        For the quarter ended September 30, 1997, the Company earned $3.2 million, or $0.47 per share, compared with a net loss of $2.2 million, or $1.06 per share, for the same period in 1996. The results for the third quarter of 1996 included a pretax charge of $3.8 million for the special assessment levied industry-wide to recapitalize the Savings Association Insurance Fund ("SAIF"), which amount is included in non-operating noninterest revenues, and net income tax benefits of $2.9 million.

        For the first nine months of 1997, the Company earned $8.0 million, or $1.20 per share, as compared with net earnings of $6.4 million, or $0.98 per share, for the same period in 1996. The 1996 results included a pretax gain of $6.4 million on the sale of the Company's San Diego deposit franchise, a pretax charge of $3.8 million for the special assessment levied industry-wide to recapitalize the SAIF, which amounts are included in non-operating noninterest revenues, and net income tax benefits of $6.4 million (as compared with $1.6 million for the corresponding 1997 period). Per share results for both periods are calculated using the Modified Treasury Stock Method.

        The Bank maintained core and risk-based regulatory capital ratios of 7.41% and 11.99%, respectively, at September 30, 1997, which are in excess of the regulatory minimums which define a "well capitalized" institution. Total assets at September 30, 1997 were $891.2 million, as compared with $847.2 million at December 31, 1996.

        Pretax earnings from the Company's core operations increased during the three and nine month periods ended September 30, 1997 as compared with the corresponding periods during 1996. Pretax core earnings consist of earnings after loan loss provisions and before interest on parent company indebtedness, income taxes, real estate operations and nonrecurring items. For the three-month period ended September 30, 1997, pretax core earnings were $3.0 million compared with pretax core earnings of $0.1 million during the third quarter of 1996. For the nine months ended September 30, 1997, pretax core earnings were $7.4 million, as compared to a pretax core loss of $0.6 million for the first nine months of 1996.

        During the September 1997 quarter, the Company's net interest margin was 4.03% on average interest-earning assets of $852.2 million as compared with a net interest margin of 3.79% on average interest-earning assets of $757.3 million during the September 1996 quarter. For the nine months ended September 30, 1997 and 1996, the Company's net interest margin and average interest-earning assets were 3.92% and $827.9 million, and 3.47% and $755.6 million, respectively. For each period, net interest margin excludes interest on parent company indebtedness.

        Noninterest operating revenues, which consist of loan extension, modification, prepayment and exit fees and deposit-related service fees, were $1.1 million and $2.7 million for the quarter and nine months ended September 30, 1997, as compared with $0.6 million and $1.6 million for the quarter and nine months ended September 30, 1996.

        Noninterest operating costs, which consist of employee, operating, occupancy and professional costs and SAIF insurance premiums, were $5.2 million and $15.9 million for the three and nine months ended September 30, 1997, respectively, as compared with $5.1 million and $15.6 million for the three and nine months ended September 30, 1996, respectively.

        The Company recorded total credit loss provisions of $1.5 million and $4.5 million for the three and nine month periods ended September 30, 1997, respectively. Total credit loss provisions for the nine month period included $0.8 million of valuation adjustments within real estate operations. These results compared favorably to total credit loss provisions of $3.8 million and $9.2 million, respectively, recorded for the three and nine months periods ended September 30, 1996. Within these provisions $1.2 million and $3.0 million, respectively, were allocated to valuation adjustments within real estate operations.

        During the three and nine months ended September 30, 1997, real estate operations produced net revenues of $0.5 million and $0.2 million, respectively, which were attributable to net recoveries from sales of foreclosed properties. During the three and nine months ended September 30, 1996, real estate operations produced net costs of $0.8 million for each period. Real estate operations included valuation adjustments of $0.1 million and $0.8 million for the three and nine months ended September 30, 1997, respectively, as compared to $1.2 million and $3.0 million for the comparable periods in 1996.

        The Company did not record any income tax benefits during the third quarter of 1997. By comparison, the Company recorded income tax benefits of $2.9 million for the same period in 1996. During the nine months ended September 30, 1997, the Company recognized $1.6 million of income tax benefits, as compared to $6.4 million of income tax benefits during the nine months ended September 30, 1996.


RESULTS OF OPERATIONS

NET INTEREST INCOME

        The Company's net interest income, or the difference between the interest earned on loans and investment securities and the cost of deposits and borrowings, is affected by several factors, including (1) the level of, and the relationship between, the dollar amount of interest-earning assets and interest-bearing liabilities, (2) the maturity of the Company's adjustable-rate and fixed-rate loans and short-term investment securities and its deposits and borrowings, (3) the relationship between market interest rates and local deposit rates offered by competing institutions, and (4) the magnitude of the Company's nonaccruing assets.

        The following tables set forth the Company's average balance sheet, and the related weighted average yields and costs on average interest-earning assets (inclusive of nonaccrual loans) and interest-bearing liabilities, for the three and nine months ended September 30, 1997 and 1996. In the tables, interest revenues are net of interest associated with nonaccrual loans (dollars are in thousands).

                                                                             THREE MONTHS ENDED
                                         -------------------------------------------------------------------------------------------
                                                       SEPTEMBER 30, 1997                             SEPTEMBER 30, 1996
                                         -----------------------------------------------  ------------------------------------------
                                                                            WEIGHTED                                      WEIGHTED
                                            AVERAGE        REVENUES/         AVERAGE        AVERAGE      REVENUES/        AVERAGE
                                            BALANCE          COSTS         YIELD/COST       BALANCE        COSTS         YIELD/COST
                                         --------------  --------------   --------------  ------------- -------------   ------------
ASSETS
Interest-earning assets
   Loans (1) (2)                             $ 749,531        $ 17,799        9.50%          $ 687,862      $ 15,437        8.98%
   Cash and cash equivalents                    20,636             274        5.31%             23,759           299        5.03%
   Investment securities                        74,989           1,206        6.43%             39,025           576        5.90%
   Investment in capital stock of
     Federal Home Loan Bank                      7,028             103        5.86%              6,631           108        6.51%
                                         --------------  --------------                   ------------- -------------
     Total interest-earning assets             852,184          19,382        9.10%            757,277        16,420        8.67%
                                                         --------------   --------------                -------------   ------------
Noninterest-earning assets                      27,332                                          26,576
                                         --------------                                   -------------
Total assets                                 $ 879,516                                       $ 783,853
                                         ==============                                   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
   Deposits                                  $ 765,680          10,188        5.28%          $ 638,648         8,072        5.03%
   Short-term borrowings                        40,000             598        5.93%             78,889         1,173        5.92%
   Senior notes                                 12,517             489       15.63%             12,185           477       15.66%
                                         --------------  --------------                   ------------- -------------
     Total interest-bearing liabilities        818,197          11,275        5.47%            729,722         9,722        5.30%
                                                         --------------   --------------                -------------   ------------

Noninterest-bearing liabilities                  8,352                                           8,938
Stockholders' equity                            52,967                                          45,193
                                         --------------                                   -------------
Total liabilities & stockholders' equity     $ 879,516                                       $ 783,853
                                         ==============                                   =============
Net interest income                                            $ 8,107                                       $ 6,698
                                                         ==============                                 =============

Interest rate spread                                                          3.63%                                         3.37%
                                                                          ==============                                ============
Net interest margin                                                           3.81%                                         3.54%
                                                                          ==============                                ============
Net interest margin excluding parent
  company indebtedness                                                        4.03%                                         3.79%
                                                                          ==============                                ============

----------------

(1) Includes nonaccrual loans of $11.5 million and $25.1 million for the three months ended September 30, 1997 and September 30, 1996, respectively.

(2) Includes amortization of loan fees and discounts of $1.0 million and $1.1 million for the three months ended September 30, 1997 and September 30, 1996, respectively.

                                                                            NINE MONTHS ENDED
                                              -------------------------------------------------------------------------------
                                                        SEPTEMBER 30, 1997                      SEPTEMBER 30, 1996
                                              ---------------------------------------  --------------------------------------
                                                                           WEIGHTED                                 WEIGHTED
                                                AVERAGE      REVENUES/      AVERAGE      AVERAGE       REVENUES/    AVERAGE
                                                BALANCE        COSTS       YIELD/COST    BALANCE         COSTS      YIELD/COST
                                              ------------- -------------  ----------  -------------  ------------  ---------
ASSETS
Interest-earning assets
   Loans (1) (2)                                 $ 722,126      $ 50,480     9.32%        $ 653,800      $ 43,158     8.80%
   Cash and cash equivalents                        32,769         1,261     5.13%           65,150         2,440     4.99%
   Investment securities                            66,066         3,090     6.24%           30,129         1,386     6.13%
   Investment in capital stock of
     Federal Home Loan Bank                          6,928           306     5.89%            6,519           281     5.75%
                                              ------------- -------------              -------------  ------------
     Total interest-earning assets                 827,889        55,137     8.88%          755,598        47,265     8.34%
                                                            -------------  ----------                 ------------  ---------
Noninterest-earning assets                          28,908                                   31,074
                                              -------------                            -------------
Total assets                                     $ 856,797                                $ 786,672
                                              =============                            =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
   Deposits                                      $ 732,390        28,467     5.20%        $ 696,141        26,304     5.05%
   Short-term borrowings                            51,433         2,322     6.04%           29,074         1,294     5.95%
   Senior notes                                     12,431         1,468    15.79%           12,112         1,432    15.79%
                                              ------------- -------------              -------------  ------------
     Total interest-bearing liabilities            796,254        32,257     5.42%          737,327        29,030     5.26%
                                                            -------------  ----------                 ------------  ---------

Noninterest-bearing liabilities                     12,847                                    7,054
Stockholders' equity                                47,696                                   42,291
                                              -------------                            -------------
Total liabilities & stockholders' equity         $ 856,797                                $ 786,672
                                              =============                            =============
Net interest income                                             $ 22,880                                 $ 18,235
                                                            =============                             ============

Interest rate spread                                                         3.46%                                    3.08%
                                                                           ==========                               =========
Net interest margin                                                          3.68%                                    3.22%
                                                                           ==========                               =========

Net interest margin excluding parent
  company indebtedness                                                       3.92%                                    3.47%
                                                                           ==========                               =========



----------------------

(1) Includes nonaccrual loans of $20.1 million and $24.2 million for the nine months ended September 30, 1997 and September 30, 1996, respectively.

(2) Includes amortization of loan fees and discounts of $2.8 million and $2.4 million for the nine months ended September 30, 1997 and September 30, 1996, respectively.

ANALYSIS OF CHANGES IN NET INTEREST INCOME AND EXPENSE

        The following tables present the dollar amount of changes in interest income and interest expense of major components of interest-earning assets and interest-bearing liabilities due to changes in outstanding balances and changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume (i.e., changes in volume multiplied by old rate), (ii) changes in rate (i.e., changes in rate multiplied by old volume) and (iii) changes attributable to both rate and volume (dollars are in thousands).

                                             THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                                  INCREASE (DECREASE) DUE TO CHANGE IN
                                          -----------------------------------------------------
                                                                      RATE AND          NET
                                           VOLUME         RATE         VOLUME         CHANGE
                                          ----------    ----------    ----------     ----------
INTEREST REVENUES
   Loans                                    $ 1,384         $ 898          $ 80        $ 2,362
   Cash and cash equivalents                    (39)           16            (2)           (25)
   Investment securities                        530            52            48            630
   Investment in capital stock of
     Federal Home Loan Bank                       7           (11)           (1)            (5)
                                          ----------    ----------    ----------     ----------
                                              1,882           955           125          2,962
                                          ----------    ----------    ----------     ----------

INTEREST COSTS
   Deposits                                   1,606           425            85          2,116
   Short-term borrowings                       (578)            6            (3)          (575)
   Senior notes                                  13            (1)            -             12
                                          ----------    ----------    ----------     ----------
                                              1,041           430            82          1,553
                                          ----------    ----------    ----------     ----------

INCREASE IN NET INTEREST INCOME               $ 841         $ 525          $ 43        $ 1,409
                                          ==========    ==========    ==========     ==========


                                             NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                                  INCREASE (DECREASE) DUE TO CHANGE IN
                                          -----------------------------------------------------
                                                                      RATE AND          NET
                                           VOLUME         RATE         VOLUME         CHANGE
                                          ----------    ----------    ----------     ----------
INTEREST REVENUES
   Loans                                    $ 4,510       $ 2,546         $ 266        $ 7,322
   Cash and cash equivalents                 (1,213)           67           (33)        (1,179)
   Investment securities                      1,653            23            28          1,704
   Investment in capital stock of
     Federal Home Loan Bank                      18             7             -             25
                                          ----------    ----------    ----------     ----------
                                              4,968         2,643           261          7,872
                                          ----------    ----------    ----------     ----------

INTEREST COSTS
   Deposits                                   1,269           850            44          2,163
   Short-term borrowings                        987            23            18          1,028
   Senior notes                                  32             4             -             36
                                          ----------    ----------    ----------     ----------
                                              2,288           877            62          3,227
                                          ----------    ----------    ----------     ----------

INCREASE IN NET INTEREST INCOME             $ 2,680       $ 1,766         $ 199        $ 4,645
                                          ==========    ==========    ==========     ==========

PROVISIONS FOR ESTIMATED CREDIT LOSSES ON LOANS

        For the three and nine months ended September 30, 1997, the Company recorded loan loss provisions of $1.5 million and $3.7 million, respectively, compared with loan loss provisions of $2.6 million and $6.2 million recorded during the three and nine months ended September 30, 1996, respectively. The reduced loan loss provisions recorded during 1997 reflect (1) the Company's substantially improved asset quality measures, including lower dollar amounts of nonperforming loans and classified assets, which have reduced charge-offs against previously established reserves and the level of required specific and general valuation allowances, and (2) the absence of any losses to date associated with loans funded since 1994, when the company actively recommenced pursuit of new financings.

        Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses based on presently known conditions, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. The calculation of the adequacy of the allowance for loan losses, and therefore the requisite amount of provision for loan losses, is based on several factors, including underlying loan collateral values, delinquency trends and historical loan loss experience all of which can change without notice based on market and economic conditions and other factors.

NONINTEREST REVENUES

        The table below sets forth information concerning the Company's noninterest revenues for the periods indicated (dollars are in thousands).

                                  THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                  --------------------------------   ------------------------------
OPERATING                           1997       1996       CHANGE      1997       1996      CHANGE
                                  ---------  ----------  ---------   --------  ---------  ---------
   Loan related fees               $   944       $ 431      $ 513    $ 2,063     $1,032    $ 1,031
   Other                               182         195        (13)       626        525        101
                                  ---------  ----------  ---------   --------  ---------  ---------
                                   $ 1,126       $ 626      $ 500    $ 2,689     $1,557    $ 1,132
                                  =========  ==========  =========   ========  =========  =========

NON-OPERATING
   Disposition of deposits and
      premises                       $   -    $      -    $     -      $   -     $6,413    $(6,413)
   Other, net                          219      (3,829)     4,048        206     (3,563)     3,769
                                  ---------  ----------  ---------   --------  ---------  ---------
                                     $ 219    $ (3,829)   $ 4,048      $ 206     $2,850    $(2,644)
                                  =========  ==========  =========   ========  =========  =========

        Loan related fee revenues, which include prepayment, extension, modification, escrow and exit fees collected from customers, increased in 1997 as compared with 1996 primarily because of prepayment penalties resulting from a higher level of loan prepayments.

        Other non-operating, noninterest revenues during the quarter ended September 30, 1997, principally included the benefit from the termination of a Company-sponsored retirement plan. For the quarter ended September 30, 1996, a charge of $3.8 million represented the Company's share of the special assessment to recapitalize the SAIF insurance fund. The decline in other non-operating, noninterest revenues during the nine months ended September 30, 1997, as compared to the same period in 1996, was primarily due to the $6.4 million of revenue recognized during the 1996 period in connection with the sale of the Company's San Diego deposit franchise, which was partially offset by the $3.8 million special assessment referenced above.

NONINTEREST EXPENSES - OPERATING COSTS

        The table below details the Company's operating costs for the periods indicated (dollars are in thousands).


                           THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                         -----------------------------------  ----------------------------------
                            1997        1996       CHANGE       1997        1996       CHANGE
                         -----------  ---------  -----------  ----------  ---------  -----------
Employee                    $ 2,511    $ 2,303        $ 208     $ 7,818    $ 6,752      $ 1,066
Operating                     1,264      1,160          104       3,572      3,590          (18)
Occupancy                       752        713           39       2,247      2,161           86
Professional                    468        513          (45)      1,173      1,462         (289)
SAIF insurance premium
  and OTS assessment            208        450         (242)      1,063      1,629         (566)
                         -----------  ---------  -----------  ----------  ---------  -----------
                            $ 5,203    $ 5,139         $ 64     $15,873    $15,594        $ 279
                         ===========  =========  ===========  ==========  =========  ===========

        During the last half of 1996 and continuing into the first quarter of 1997, the Company added lending personnel in response to its expanding financing activities. Accordingly, employee-related costs for the first nine months of 1997 were higher than costs for the comparable period in 1996. Subsequent to the September 1996 SAIF recapitalization, the Company's SAIF assessment rate initially declined by a nominal amount, which was then followed by a more pronounced reduction beginning with the third quarter of 1997. These rate reductions, together with an initially lower deposit base following the sale of the San Diego deposit franchise in June 1996, contributed to a decline in SAIF insurance premiums during the first nine months of 1997 as compared with the same period in 1996. Professional expenses for the first nine months of 1997 have also declined as compared to the same period in 1996, principally as a result of reduced legal and recruitment fees.

NONINTEREST EXPENSES - REAL ESTATE OPERATIONS

        The table below sets forth the revenues and costs attributable to the Company's real estate owned for the periods indicated. The compensatory and legal costs directly associated with the Company's property management and disposal operations are included in the table above in NONINTEREST EXPENSES-OPERATING COSTS (dollars are in thousands).


                                   THREE MONTHS ENDED SEPTEMBER 30    NINE MONTHS ENDED SEPTEMBER 30,
                                   --------------------------------   -------------------------------
                                    1997       1996      CHANGE         1997       1996      CHANGE
                                   --------  ---------  ----------    ---------  ---------  ---------
EXPENSES ASSOCIATED WITH
  REAL ESTATE OWNED
       Property taxes                 $ 48       $ 87       $ (39)        $ 90      $ 217     $ (127)
       Repairs, maintenance
          and renovation                 7         21         (14)          38        120        (82)
       Insurance                        58         62          (4)         138        180        (42)
                                   --------  ---------  ----------    ---------  ---------  ---------
                                       113        170         (57)         266        517       (251)

NET RECOVERIES FROM SALE
  OF PROPERTIES                       (545)      (275)       (270)      (1,013)    (1,557)       544
PROPERTY OPERATIONS, NET              (108)      (298)        190         (292)    (1,120)       828
PROVISION FOR ESTIMATED LOSSES
   ON REAL ESTATE OWNED                 50      1,231      (1,181)         811      2,966     (2,155)
                                   --------  ---------  ----------    ---------  ---------  ---------
(INCOME) LOSS FROM REAL ESTATE
   OPERATIONS NET                   $ (490)     $ 828    $ (1,318)      $ (228)     $ 806   $ (1,034)
                                   ========  =========  ==========    =========  =========  =========

        The costs included in the table above (and, therefore, excluded from operating costs (see NONINTEREST EXPENSES - OPERATING COSTS)), reflect holding costs directly attributable to the Company's portfolio of real estate owned.

        Net recoveries from property sales represent the difference between the proceeds received from property disposal and the carrying value of such properties upon disposal. During the nine months ended September 30, 1997 and September 30, 1996, the Company sold 123 properties generating net cash proceeds of $23.6 million and 134 properties generating net cash proceeds of $21.9 million, respectively.

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

        During the three and nine month periods ended September 30, 1996, the Company recorded sizable provisions associated with its then remaining foreclosed residential construction projects. At September 30, 1997, the homes within these projects were substantially sold out.

INCOME TAXES

        The Company did not record an income tax benefit for the quarter ended September 30, 1997, as compared to a $2.9 million income tax benefit recorded during the three months ended September 30, 1996. During the quarter ended September 30, 1997, the Company paid an alternative minimum tax of $25,000. The Company recorded income tax benefits of $1.6 million and $6.4 million for the nine months ended September 30, 1997 and 1996, respectively. At September 30, 1997, the Company had approximately $5.5 million of accumulated income tax benefits, consisting primarily of net operating loss carryforwards and future tax deductions which had not been recognized for financial statement purposes and are available to be utilized to shield future earnings from income taxes, both for financial reporting and income tax reporting purposes. The recognition of these accumulated income tax benefits is subject to limitations under GAAP and for regulatory capital purposes. The primary factor affecting the timing and magnitude of recognition of these accumulated income tax benefits is the current and future profitability of the Company. Additionally, no more than 10% of the Bank's regulatory capital can be represented by a deferred tax asset created pursuant to anticipated future utilization of an institution's income tax benefits. Should the Company cease to be profitable, or should the Company record substantial operating losses in the future, all or a portion of the deferred tax asset established to date may need to be reversed.

FINANCIAL CONDITION, CAPITAL RESOURCES & LIQUIDITY AND ASSET QUALITY

ASSETS

CASH AND CASH EQUIVALENTS

        Cash and cash equivalents consist of cash on hand, deposits at correspondent banks and Federal funds sold. The Company maintains balances at correspondent banks to cover daily inclearings, wire activities and other charges. Cash and cash equivalents at September 30, 1997, were $17.9 million, a decrease from $94.0 million at December 31, 1996. This decrease in cash balances from year end resulted from the deployment of excess cash on hand at December 31, 1996 into securities and loans.

INVESTMENT SECURITIES

        Investment securities totaled $65.7 million at September 30, 1997, an increase of $27.3 million over the year end 1996 balance of $38.4 million. This increase was due to the first quarter 1997 purchase of $40.0 million in U.S. Government Agency callable bonds. Partially offsetting this increase in investment securities was the September 1997 sale of $10.1 million in U.S. Government securities and the June 1997 liquidation of $2.4 million in U.S. Treasury notes.

        The cost basis and estimated fair value of investment securities available-for-sale are summarized as follows (dollars are in thousands):


                                              SEPTEMBER 30, 1997
                               -------------------------------------------------
                                               GROSS UNREALIZED       ESTIMATED
                                AMORTIZED    ---------------------      FAIR
                                  COST        GAINS       LOSSES       VALUE
                               ------------  ---------   ---------   -----------
U.S. Government                   $ 25,104        $ -         $ 4      $ 25,100
U.S. Government agency              40,000         66           -        40,066
Bond fund                              561          5           -           566
                               ------------  ---------   ---------   -----------
                                  $ 65,665       $ 71         $ 4      $ 65,732
                               ============  =========   =========   ===========


                                                DECEMBER 31, 1996
                               -------------------------------------------------
                                               GROSS UNREALIZED       ESTIMATED
                                AMORTIZED    ---------------------      FAIR
                                  COST        GAINS       LOSSES       VALUE
                               ------------  ---------   ---------   -----------
U.S. Government                   $ 38,503        $ -       $ 132      $ 38,371
                               ============  =========   =========   ===========

        The cost basis and estimated fair value of investment securities available-for-sale at September 30, 1997, are summarized by contractual maturity as follows (dollars are in thousands):


                                                  ESTIMATED       WEIGHTED
                                                     FAIR         AVERAGE
                                    COST BASIS      VALUE          YIELD
                                    -----------   -----------    -----------
Due in less than one year             $ 25,665      $ 25,666       5.64%
Due in one year through five years      40,000        40,066       7.00%
                                    -----------   -----------
                                      $ 65,665      $ 65,732       6.47%
                                    ===========   ===========

LOAN PORTFOLIO

GENERAL

        The Company's loan portfolio is almost exclusively secured by real estate concentrated in Southern California. The two tables that follow set forth the composition of the Company's loan portfolio, and the percentage of composition by type of collateral, delineated by the year of origination and in total, as of the dates indicated (dollars are in thousands).


                                              SEPTEMBER 30, 1997                      DECEMBER 31, 1996
                                    ----------------------------------------   ---------------------------------
                                         BALANCE             PERCENT              BALANCE           PERCENT
                                    ----------------   ---------------------   --------------   ----------------
PERMANENT LOANS
  Single family (1-4 units)
     Estate (1)                           $ 142,285           16.5%             $ 107,891              14.6%
     Conventional                           173,149           20.1                170,038              23.0
     Project concentrations (2)              51,051            5.9                 61,268               8.3
  Multi-family (5 or more units)            223,868           25.8                220,707              29.6
  Commercial real estate                    108,505           12.6                 60,388               8.2
  Land                                       15,989            1.9                 14,513               2.0
RESIDENTIAL CONSTRUCTION
  Single family (1-4 units)                  86,081           10.0                 56,306               7.6
  Tract development                          51,443            6.0                 33,791               4.6
OTHER                                        10,039            1.2                 15,684               2.1
                                          ---------         ------               --------            ------
GROSS LOANS RECEIVABLE                      862,410          100.0%               740,586             100.0%
                                                            ======                                   ======

LESS
  Participants' share                        (3,664)                               (1,413)
  Undisbursed loan funds                    (71,733)                              (46,646)
  Deferred loan fees and
    credits, net                             (6,664)                               (6,611)
  Allowance for estimated losses            (13,253)                              (13,515)
                                          =========                             =========
 NET LOANS RECEIVABLE                     $ 767,096                             $ 672,401
                                          =========                             =========

----------------

(1) Generally defined as individual loans with principal balances of more than $1.0 million.

(2) Generally defined as permanent loans within an integrated housing development.

                                                             SEPTEMBER 30, 1997
                                               ------------------------------------------------
                                                 POST-1994          PRE-1995          TOTAL
                                               ---------------   ---------------   ------------
PERMANENT
  Single family (1-4 units)
     Estate                                         $ 142,285         $       -      $ 142,285
     Conventional                                      44,066           129,083        173,149
     Project concentrations                             1,637            49,414         51,051
  Multi-family (5 or more units)                      119,317           104,551        223,868
  Commercial real estate                              101,428             7,077        108,505
  Land                                                 15,157               832         15,989
RESIDENTIAL CONSTRUCTION
  Single family (1-4 units)                            86,081                 -         86,081
  Tract development                                    51,443                 -         51,443
OTHER                                                  10,039                 -         10,039
                                                    ---------         ---------      ---------
GROSS LOANS RECEIVABLE                              $ 571,453         $ 290,957      $ 862,410
                                                    =========         =========      =========


        The table below sets forth the approximate composition of the Company's new loan commitments for the periods indicated (dollars are in thousands).


                                       FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                         SEPTEMBER 30, 1997               SEPTEMBER 30, 1997
                                       ------------------------        --------------------------
         TYPE OF SECURITY                 AMOUNT         %              AMOUNT           %
------------------------------------   ----------     ---------        ---------     -----------
  Single family (1-4 units)
     Estate (1)                          $ 35,300       25.9%          $ 66,500       20.4%
     Conventional                           9,900        7.2             17,700        5.4
  Multi-family (5 or more units) (2)       14,400       10.5             36,400       11.2
  Commercial real estate (3)               14,500       10.6             73,300       22.5
  Construction and land (4)                59,000       43.2            120,200       37.1
  Other                                     3,500        2.6             11,100        3.4
                                         --------      -----           --------      -----
                                         $136,600      100.0%          $325,200      100.0%
                                         ========      =====           ========      =====

-------------------

(1) For the nine months ended September 30, 1997, includes unfunded commitments under lines of credit of $3.2 million. There were no unfunded commitments included in the three month period.

(2) Includes $0.6 million and $4.2 million of financings provided in connection with sales of previously foreclosed properties for the three and nine months ended September 30, 1997, respectively.

(3) For the three and nine months ended September 30, 1997, includes unfunded commitments under lines of credit of $1.1 million and $14.0 million, respectively.

(4) For the three and nine months ended September 30, 1997, this represents construction commitments, which are inclusive of unfunded commitments under lines of credit of $10.0 million for both periods.

ASSET QUALITY

NONACCRUAL AND TROUBLED DEBT RESTRUCTURED LOANS

        The Company places loans on nonaccrual status when (1) they become one or more payments delinquent or (2) management believes that, with respect to performing loans, continued collection of principal and interest from the borrower is not reasonably assured.

        The following table provides information regarding the Company's nonaccrual loans as of the dates indicated (dollars are in thousands).

                                                     SEPTEMBER 30,  DECEMBER 31,   SEPTEMBER 30,
                                                        1997           1996           1996
                                                     ------------   ------------   ------------
Loans past due 90 days or more                           $ 5,547       $ 16,643       $ 12,930
Loans past due 30-89 days                                  6,533         10,082          8,994
Other nonaccrual loans                                       168          1,898          3,299
                                                     ------------   ------------   ------------
Total nonaccrual loans (1)                              $ 12,248       $ 28,623       $ 25,223
                                                     ============   ============   ============

Reserves to loans past due 90 days or more                 238.9%         81.2%         117.4%
Reserves to total nonaccrual loans                         108.2%         47.2%          60.2%

---------------------

(1) Includes $1.5 million, $5.6 million and $3.8 million of troubled debt restructured loans ("TDRs") at September 30, 1997, December 31, 1996 and September 30, 1996, respectively. Excludes $29.1 million, $33.5 million and $34.9 million of TDRs which were performing in accordance with their modified terms.

        Total nonaccrual loans were $12.2 million at September 30, 1997 compared with $28.6 million at December 31, 1996 and $25.2 million at September 30, 1996. Included in total loans past due 90 days or more at September 30, 1997, December 31, 1996 and September 30, 1996, are $2.8 million, $10.9 million and $12.9 million, respectively, of loans originated prior to 1995. This reduction in pre-1995 nonaccrual loans is consistent with the Company's current and improving asset migration measures.

        At September 30, 1997, the Company's nonaccrual loans of $12.2 million consisted of $4.3 million of loan principal originated subsequent to 1994, or 0.75% of the $571.5 million of such loan principal commitments at quarter-end. The remaining $7.9 million of nonaccrual loans at quarter-end were represented by loans originated prior to 1995 (with most emanating from 1991 and earlier), and represented 2.7% of the $291.0 million of such loan principal outstanding at September 30, 1997.

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

CLASSIFIED ASSETS

        The table below sets forth information concerning the Company's classified assets at the dates indicated. Classified assets include real estate owned, nonaccrual loans and performing loans which have been adversely classified pursuant to OTS regulations and guidelines ("Performing/Classified" loans) (dollars are in thousands).

                                          SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,
                                              1997             1996           1996
                                          -------------   ------------   -------------
NONPERFORMING ASSETS
  Real estate owned, net of reserves        $ 14,598        $ 20,140       $ 23,726
  Nonperforming loans(1)                       5,547          16,643         12,930
                                            --------        --------       --------
GROSS NONPERFORMING ASSETS                    20,145          36,783         36,656
OTHER CLASSIFIED LOANS
  Other delinquent loans(2)                    6,533          10,082          8,994
  Performing loans classified Loss,
    Doubtful and Substandard(3)               56,939          46,987         56,900
                                            --------        --------       --------
GROSS CLASSIFIED ASSETS                     $ 83,617        $ 93,852       $102,550
                                            ========        ========       ========
GROSS CLASSIFIED LOANS(4)(5)                $ 69,019        $ 73,712       $ 78,824
                                            ========        ========       ========
NET LOANS RECEIVABLE(6)                     $780,349        $685,916       $703,547
                                            ========        ========       ========
RESERVES ON LOANS
  Specific                                  $  2,327        $  2,185       $  3,437
  General                                     10,926          11,330         11,738
                                            --------        --------       --------
                                            $ 13,253        $ 13,515       $ 15,175
                                            ========        ========       ========
TOTAL RESERVES TO LOANS RECEIVABLE               1.7%            2.0%           2.2%
TOTAL RESERVES TO CLASSIFIED LOANS              19.2%           18.3%          19.3%
TOTAL RESERVES TO NONPERFORMING LOANS          238.9%           81.2%         117.4%
GROSS NONPERFORMING ASSETS TO TOTAL ASSETS       2.3%            4.3%           4.4%
GROSS CLASSIFIED ASSETS TO BANK CORE
  CAPITAL AND GENERAL LOAN LOSS RESERVES       108.9%          146.3%         161.2%

-------------------------------------

(1)     Loans 90 days or more past due. All such loans are on nonaccrual status.

(2)     Loans 30 to 89 days past due. All such loans are on nonaccrual status.

(3) Includes $0.2 million, $1.9 million and $3.3 million of performing loans on nonaccrual status at September 30, 1997, December 31, 1996 and September 30, 1996, respectively.

(4) Includes $12.2 million, $28.6 million and $25.2 million of nonaccrual loans at September 30, 1997, December 31, 1996 and September 30, 1996, respectively.

(5) At September 30, 1997, included $36.5 million of loans originated prior to 1995.

(6)     Net loans receivable are exclusive of the allowance for loan losses.

        The carrying value of nonperforming assets (i.e., real estate owned and loans 90 days or more past due) decreased to $20.1 million, or 2.3% of total assets, at September 30, 1997, from $36.8 million, or 4.3% of total assets, at December 31, 1996, and $36.7 million, or 4.4% of total assets, at September 30, 1996. The carrying value of nonperforming assets peaked at $151.2 million in December 1993.

        The table below sets forth information concerning the Company's gross classified loans as of September 30, 1997 (dollars are in thousands).


                                                          CLASSIFIED LOANS
                                   ------------------------------------------------------------
                                                          OTHER        PERFORMING
                                    NONPERFORMING     DELINQUENCIES      LOANS        TOTAL
                                   ----------------   --------------   ----------   -----------
Single family (1-4 units)
  Estate                                   $ 2,742            $ 885     $ 12,378      $ 16,005
  Conventional                               1,354            3,605        5,203        10,162
  Project concentrations                     1,408            1,109       13,783        16,300
Multi-family (5 or more units)                   -              934       11,767        12,701
Commercial real estate                           -                -        7,848         7,848
Land                                            43                -            -            43
Residential construction
  Single family (1-4 units)                      -                -          582           582
  Tract development                              -                -        2,038         2,038
Other collateralized loans                       -                -        3,340         3,340
                                   ----------------   --------------   ----------   -----------
Gross Loans Receivable                     $ 5,547          $ 6,533     $ 56,939      $ 69,019
                                   ================   ==============   ==========   ===========


        The discussion below summarizes the classified assets composition within each of the Company's principal loan portfolios.

        ESTATE. At September 30, 1997, 11.2% (measured in dollars) of the Company's estate loan portfolio was classified. Within this group of classified loan principal, two loans ($2.7 million) were delinquent three or more payments, one loan ($0.9 million) was one payment delinquent and two loans ($12.4 million) were performing in accordance with their original terms and were classified Substandard. Immediately following the close of the third quarter, one nonperforming loan with loan principal of $1.8 million was repaid in full, including payment of all arrearages and foreclosure related costs. In addition, the Company owned one home previously acquired through foreclosure with a net carrying value of $2.4 million.

        CONVENTIONAL. Conventional single family loans consist of loans secured by single family residences which are not part of an integrated development nor included with estate loans. At September 30, 1997, 5.9% (measured in dollars) of the Company's conventional single family loan portfolio was classified. Within this group of classified loan principal, eight loans ($1.4 million) were delinquent three or more payments, 20 loans ($3.6 million) were delinquent one or two payments, and 23 loans ($5.2 million) were performing, generally in accordance with their original terms and were classified Substandard. In addition, the Company owned three homes previously acquired through foreclosure with a net carrying value of $0.3 million.

        PROJECT CONCENTRATIONS. Prior to 1994, the Company made permanent loans to a large number of purchasers of individual units from developers in for-sale housing developments with respect to which the Company financed construction. A majority of these permanent "takeout" loans were originated during the period 1988 through 1992 and were made on terms that fell outside the parameters normally associated with conforming or conventional single family home loans. Historically, the performance of this portfolio has been extremely poor.

        At September 30, 1997, 31.3% (measured in dollars) of the Company's project concentration loan portfolio was classified. Within this group of classified loan principal, 10 loans ($1.4 million) were delinquent three or more payments, 11 loans ($1.1 million) were delinquent one or two payments, and 94 loans ($13.8 million) were generally performing in accordance with their original terms and were classified Substandard. In addition, the Company owned 128 units previously acquired through foreclosure with a net carrying value of $6.4 million (or approximately $50,000 per unit).

        MULTI-FAMILY (5 OR MORE UNITS). At September 30, 1997, 5.7% (measured in dollars) of the Company's multi-family loans (all of which is secured by apartment buildings) were classified. Within this group of loan principal, four loans ($0.9 million) were delinquent two payments, and 16 loans ($11.8 million) were performing, generally in accordance with their original terms and were classified Substandard. In addition, the Company owned four buildings previously acquired through foreclosure with a net carrying value of $1.5 million.

        COMMERCIAL REAL ESTATE. At September 30, 1997, none of the Company's commercial real estate-secured loan portfolio was delinquent and three loans ($7.8 million) were performing in accordance with their original terms and were classified Substandard.

        RESIDENTIAL CONSTRUCTION. At September 30, 1997, none of the Company's residential construction loan portfolio was delinquent and two loans ($2.6 million) were performing in accordance with their original terms and were classified Substandard. In addition, the Company retained investment in one multiple unit, for-sale housing development with a net carrying value of $2.6 million, with principally all units in escrow to be sold.

        OTHER COLLATERALIZED LOANS. At September 30, 1997, none of the Company's other collateralized loan portfolio was delinquent and two loans ($3.3 million) were performing in accordance with their original terms and were classified Substandard.

CREDIT LOSS RESERVES FOR LOANS AND REAL ESTATE OWNED

        The Company maintains reserves against specific assets in those instances in which it believes that full recovery of the Company's gross investment is unlikely. As of September 30, 1997, the Company had established specific reserves based upon current indications of property values and the costs associated with their respective disposition. In addition, management establishes general valuation allowances ("GVAs") against its loan and real estate owned portfolios when sufficient information does not exist to support establishing specific reserves. The loss factors utilized to establish general reserves are based upon (1) estimated migration levels for similar loans and risk levels against the estimated loss content of the collateral securing the loan, or (2) estimates of current liquidation values for collateral securing performing loans for a representative sampling of each portfolio segment.

        The table below sets forth the amounts and percentages of general and specific reserves for the Company's loan and real estate owned portfolios as of September 30, 1997 (dollars are in thousands).


                                                   LOANS
                                           -----------------------   REAL ESTATE
                                           PERFORMING   DELINQUENT      OWNED         TOTAL
                                           ----------   ----------   ------------   ----------
Specific reserves                            $ 1,573        $ 754        $ 9,078     $ 11,405
General reserves                              10,351          575             44       10,970
                                            ---------   ----------   ------------   ----------
Total                                       $ 11,924      $ 1,329        $ 9,122     $ 22,375
                                           ==========   ==========   ============   ==========

        The table below summarizes the activity of the Company's reserves for the periods indicated (dollars are in thousands).


                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                               SEPTEMBER 30,               SEPTEMBER 30,
                                          ------------------------    -------------------------
                                             1997         1996           1997          1996
                                          -----------  -----------    -----------   -----------
LOANS
Average loans outstanding                  $ 749,531    $ 687,862      $ 722,126     $ 653,800
                                          ===========  ===========    ===========   ===========

Reserve balance at beginning of period      $ 12,381     $ 15,762       $ 13,515      $ 15,192
Provision for estimated losses                 1,500        2,569          3,739         6,234
Charge-offs:
   Permanent loans
      Single family (1-4 units)                 (349)        (718)        (2,705)       (2,445)
      Multi-family (5 or more units)            (279)      (2,438)        (1,135)       (3,806)
      Land                                         -            -           (150)            -
      Other                                        -            -            (11)            -
                                          -----------  -----------    -----------   -----------

Charge-offs                                     (628)      (3,156)        (4,001)       (6,251)
                                          -----------  -----------    -----------   -----------
Balance at end of period                    $ 13,253     $ 15,175       $ 13,253      $ 15,175
                                          ===========  ===========    ===========   ===========
Ratio of net charge-offs to average loans
   outstanding during the period                0.1%         0.5%           0.6%          1.0%

REAL ESTATE OWNED
Reserve balance at beginning of period       $ 9,377     $ 11,909       $ 11,871      $ 15,725
Provision for estimated losses                    50        1,231            811         2,966
Charge-offs                                     (305)      (2,226)        (3,560)       (7,777)
                                          -----------  -----------    -----------   -----------
Balance at end of period                     $ 9,122     $ 10,914        $ 9,122      $ 10,914
                                          ===========  ===========    ===========   ===========


        Because the Company's loan portfolio is not homogeneous, but rather consists of discreet segments with different collateral and borrower risk characteristics, management separately measures reserve adequacy, and establishes and maintains reserves for credit losses, for each identifiable segment of this portfolio. However, no assurances can be made that this will occur. The table below summarizes the allocation of the Company's credit loss reserves by type of collateral at the dates indicated (dollars are in thousands).


                                                 SEPTEMBER 30, 1997                          DECEMBER 31, 1996
                                       ---------------------------------------     --------------------------------------
                                                                  % OF                                        % OF
                                           BALANCE             ASSET TYPE                BALANCE           ASSET TYPE
                                       --------------    ---------------------     -----------------   ------------------
PERMANENT
  Single family (1-4 units)
     Estate                                $ 1,216                0.9%                   $   279                0.3%
     Conventional                            1,472                0.9                      1,702                1.0
     Project concentrations                  3,657                7.2                      4,495                7.3
  Multi-family (5 or more units)             3,237                1.4                      5,216                2.4
  Commercial real estate                     2,305                2.1                      1,150                1.9
  Land                                          70                0.4                        167                1.2
RESIDENTIAL CONSTRUCTION
  Single family                                349                0.4                        168                0.3
  Tract development                            438                0.9                        338                1.0
OTHER                                          509                5.1                          -                  -
                                           -------                                       -------
                                           $13,253                1.5%                   $13,515                1.8%
                                           =======                                       =======

REAL ESTATE OWNED

        Real estate acquired in satisfaction of loans is transferred from loans to properties at estimated fair values, less any estimated disposal costs. The difference between the fair value of the real estate collateral and the loan balance at the time of transfer is recorded as a loan charge-off. Any subsequent declines in the fair value of the properties after the date of transfer are recorded through the establishment of, or additions to, specific reserves. Recoveries and losses from the disposition of properties are also included in NONINTEREST EXPENSES - REAL ESTATE OPERATIONS.

        The table below summarizes the composition of the Company's real estate owned at the dates indicated (dollars are in thousands).


                                               SEPTEMBER 30,    DECEMBER 31,   SEPTEMBER 30,
                                                  1997             1996            1996
                                                --------         --------        --------
SINGLE FAMILY (1-4 UNITS)
     Estate                                     $  2,421         $     --        $     --
     Conventional                                    296            2,660           3,959
     Project concentrations                        7,959            7,117           7,335
MULTI-FAMILY (5 OR MORE UNITS)                     1,564            3,215           5,469
COMMERCIAL REAL ESTATE                                --              346             346
LAND                                               2,359            2,517           2,877
RESIDENTIAL CONSTRUCTION (TRACT DEVELOPMENTS)      9,121           16,156          14,654
                                                --------         --------        --------
GROSS INVESTMENT (1)                              23,720           32,011          34,640
ALLOWANCE FOR ESTIMATED LOSSES                    (9,122)         (11,871)        (10,914)
                                                --------         --------        --------

NET INVESTMENT                                  $ 14,598         $ 20,140        $ 23,726
                                                ========         ========        ========




----------------------

(1) Fair value of collateral at foreclosure, plus post-foreclosure capitalized costs.


        The table below summarizes credit loss reserves at the dates indicated for each of the real estate owned segments (dollars are in thousands).


                                         SEPTEMBER 30, 1997                      DECEMBER 31, 1996
                                 --------------------------------- ------------------------------------
                                                        % OF                                 % OF
                                   PROPERTIES         ASSET TYPE      PROPERTIES           ASSET TYPE
                                 --------------    --------------- -----------------   ----------------
PERMANENT
  Single family (1-4 units)
     Conventional                      $ 7               2.4%           $ 343              12.9%
     Project concentrations          1,562              19.6            2,233              31.4
  Multi-family (5 or more units)        42               2.7              547              17.0
  Commercial real estate                 -                                106              30.6
  Land                               1,016              43.1            1,242              49.3
RESIDENTIAL CONSTRUCTION
  Tract development                  6,495              71.2            7,400              45.8
                                 ---------                         ----------
                                   $ 9,122              38.5%        $ 11,871              37.1%
                                 =========                         ==========



OFFICE PROPERTY AND EQUIPMENT

        At September 30, 1997, the Company's office property and equipment of $4.2 million was down from $4.7 million at December 31, 1996. The decrease was primarily due to normal depreciation.

LIABILITIES

GENERAL

        The Company derives funds principally from deposits and, to a lesser extent, from borrowings from the Federal Home Loan Bank of San Francisco ("FHLB"). In addition, recurring cash flows are generated from loan repayments and payoffs and, since late 1993, from sales of foreclosed properties. In addition to the Company's recurring sources of funds, the Company has generated funds by identifying certain of its securities and seasoned real estate loans as available-for-sale, and selling such assets in the open market.

DEPOSITS

        Total deposits at September 30, 1997, were $776.3 million, an increase from $717.8 million at December 31, 1996.

        The table below summarizes the balances, weighted average interest rates ("WAIR") and weighted average remaining maturities in months ("WARM") for the Company's deposits at the dates indicated ( dollars are in thousands).


                                       SEPTEMBER 30, 1997                                  DECEMBER 31, 1996
                            ---------------------------------------------   -------------------------------------------------
         DESCRIPTION            BALANCE        WAIR             WARM            BALANCE           WAIR          WARM
-------------------------   --------------  -----------     -------------   ---------------  ------------    -----------
Transaction accounts             $ 97,827      2.48%             -            $ 70,560             1.34%           -
Certificates of deposit
    7 day maturities               47,188      4.50              -              58,212             4.44            -
    Less than 6 months             51,709      5.61              3              58,121             5.29            3
    6 months to 1 year            403,691      5.81              5             345,938             5.57            5
    1 year to 2 years             160,102      5.69              8             148,886             5.80           14
    Greater than 2 years           15,760      5.48             14              36,092             5.86           13
                               -----------                                  ----------
Total                           $ 776,277      5.27%             5           $ 717,809             5.10%           6
                               ===========                                  ==========

BORROWINGS

        A primary alternative funding source for the Company is a credit line through the FHLB with a maximum advance of up to 35% of total assets (of which 25% may be secured by mortgage collateral and 10% may be secured by investment securities). The FHLB system functions as a source of credit to savings institutions which are members. Advances are typically secured by the Company's mortgage loans and the capital stock of the FHLB owned by the Company. Subject to the FHLB's advance policies and requirements, these advances can be requested for any business purpose in which the Company is authorized to engage. In granting advances, the FHLB considers a member's creditworthiness and other relevant factors.

        At September 30, 1997, the Company had one FHLB advance outstanding totaling $40.0 million with an original and remaining term of one year and nine months, respectively. This advance is securitized by mortgage collateral and has a rate of 5.95%.

SENIOR NOTES

        The Company has Senior Notes, which have a face amount of $13.5 million, and an amortized book value of $12.6 million at September 30, 1997. The Senior Notes carry an annual stated interest rate of 12.0% and have an annual effective rate of approximately 16.0%, after the recording of original issue discount ("OID") of $1.5 million. The OID is accreted using the constant yield method over the five year term of the Senior Notes. Interest is required to be paid semi-annually at the stated interest.

STOCKHOLDERS' EQUITY

        The Company's capital structure is comprised of common stockholders' equity and Cumulative Preferred Stock Series A ("Series A Preferred") with an annual dividend rate of 18%. The Company recorded Series A Preferred at $11.6 million, which incorporates the corresponding OID. The redemption amount for the Series A Preferred is $13.5 million.

        In full satisfaction of its accrued dividend liability on the Series A Preferred from issuance through September 15, 1997, the Company issued 431,121 shares of its Common Stock.

        The following table summarizes the regulatory capital requirements under the Home Owners' Loan Act ("HOLA") for the Bank at September 30, 1997. As indicated in the table, the Bank's capital levels exceed all three of the currently applicable minimum HOLA capital requirements (dollars are in thousands).



                                TANGIBLE CAPITAL (2)     CORE CAPITAL (2)          RISK-BASED CAPITAL
                                ---------------------   --------------------   -----------------------
                                  BALANCE       %         BALANCE       %         BALANCE       %
                                ------------ --------   ------------ -------   ------------   ------
Stockholders' equity (3)           $ 66,090                $ 66,090               $ 66,090
Adjustments
   Disallowed deferred tax asset       (160)                   (160)                  (160)
   General valuation allowances          -                        -                  7,708
   Unrealized (gains) losses, net       (67)                    (67)                   (67)
                                   --------  ------        --------  ------      ---------     ------
Regulatory capital                   65,863   7.41%          65,863   7.41%         73,571      11.99%
Required minimum                     13,341   1.50%          26,682   3.00%         49,073       8.00%
                                   --------  ------        --------  ------      ---------     ------
Excess capital                     $ 52,522   5.91%        $ 39,181   4.41%       $ 24,498       3.99%
                                   ========  ======        ========  ======      =========     ======
Adjusted assets (1)                $889,410                $889,410              $ 613,411
                                   ========                ========              =========



-----------------
(1) The term "adjusted assets" refers to the term "adjusted total assets" as defined in 12 C.F.R. Section 567.1(a) for purposes of tangible and core capital requirements, and for purposes of risk-based capital requirements, refers to the term "risk-weighted assets" as defined in 12 C.F.R. Section 567.1(bb).

(2)     The tangible and core capital ratios were 6.27% at December 31, 1996.

(3) Reflects a capital contribution of $2.4 million from the parent company made in June 1997.

        As of September 30, 1997, the most recent notification from the OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. The Bank's actual capital amounts and ratios and the capital amounts and ratios required in order for an institution to be "well capitalized" and "adequately" capitalized are presented in the table below (dollars are in thousands).


                                                           TO BE CATEGORIZED AS      TO BE CATEGORIZED AS
                                                          ADEQUATELY CAPITALIZED       WELL CAPITALIZED
                                                          UNDER PROMPT CORRECTIVE   UNDER PROMPT CORRECTIVE
                                         ACTUAL              ACTION PROVISIONS         ACTION PROVISIONS
                                ------------------------   -----------------------   -----------------------
                                  AMOUNT        RATIOS        AMOUNT      RATIOS       AMOUNT       RATIOS
                                ----------    ----------   -----------  ----------   ----------   ----------
AS OF SEPTEMBER 30, 1997
    Total Capital
    (to Risk Weighted Assets)     $73,571        11.99%     $ 5,693        8.00%        $63,366     10.00%
     Tier 1 Capital
    (to Risk Weighted Assets)      65,863        10.74%      25,346        4.00%         38,020      6.00%
     Tier 1 Capital
    (to Average Assets)            65,863         7.49%      35,181        4.00%         43,976      5.00%

AS OF DECEMBER 31, 1996
    Total Capital
    (to Risk Weighted Assets)     $59,560        11.11%     $42,879        8.00%        $53,599     10.00%
     Tier 1 Capital
    (to Risk Weighted Assets)      52,803         9.85%      21,439        4.00%         32,159      6.00%
     Tier 1 Capital
    (to Average Assets)            52,803         6.55%      32,269        4.00%         40,336      5.00%



        The OTS has authority, after an opportunity for a hearing, to downgrade an institution from "well capitalized" to "adequately capitalized" or to subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower category, if the OTS deems such action to be appropriate as a result of supervisory concerns.

CAPITAL RESOURCES AND LIQUIDITY

        The parent company had $0.6 million of cash on hand at September 30, 1997. The parent company is a holding company with no significant business operations outside of the Bank. Its requisite obligations in relation to its debt, preferred stock and operations are dependent upon its sole source of funds from dividends of the Bank.

        The Company's liquidity position refers to the extent to which the Company's funding sources are sufficient to meet its current and long-term cash requirements. Federal regulations currently require a savings institution to maintain a monthly average daily balance of liquid and short-term liquid assets equal to at least 5.0% and 1.0%, respectively, of the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar month. The Bank had liquidity and short-term liquidity ratios of 10.69% and 3.68%, respectively, as of September 30, 1997, and 11.05% and 6.49%, respectively, as of December 31, 1996.

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

        A principal mechanism used by the Company in the past for interest rate risk management was the origination of adjustable rate mortgages tied to the 11th District Cost of Funds Index ("11th DCOFI"). The basic premise was that the Company's actual cost of funds would parallel the 11th DCOFI and, as such, the interest rate spread would generate the desired operating results. Almost all of the Company's current loan originations are comprised of adjustable rate mortgage loans. Adjustable rate mortgages represented approximately 80% of the Company's loan portfolio at September 30, 1997. The Company currently originates loans tied to multiple indices including London Interbank Offered Rate ("LIBOR"), Constant Maturity Treasury ("CMT"), national prime rate, and 11th DCOFI.

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

        The following table sets forth information concerning sensitivity of the Company's interest-earning assets and interest-bearing liabilities as of September 30, 1997 (dollars are in thousands). Such assets and liabilities are classified by the earlier of maturity or repricing date.

                                                         OVER THREE   OVER SIX      OVER ONE
                                               THREE      THROUGH      THROUGH        YEAR         OVER
                                              MONTHS       SIX         TWELVE        THROUGH       FIVE
                                             OR LESS      MONTHS       MONTHS       FIVE YEARS     YEARS        TOTAL
                                         -------------  -----------   ----------   ------------  ----------   ---------
INTEREST-EARNING ASSETS
    Cash and cash equivalents (1)            $  11,361    $      --    $      --    $      --    $      --    $  11,361
    Investments and FHLB Stock                   7,661           --       25,100       40,065           --       72,826
    Loans (2)                                  392,051      178,015       51,294       46,453      119,200      787,013
                                             ---------    ---------    ---------    ---------    ---------    ---------
        Total interest-earning assets        $ 411,073    $ 178,015    $  76,394    $  86,518    $ 119,200    $ 871,200
                                             =========    =========    =========    =========    =========    =========

INTEREST-BEARING LIABILITIES
    Deposits
        Transaction accounts                 $  97,827    $      --    $      --    $      --    $      --    $  97,827
        Certificates of deposit                241,559      159,896      206,499       70,496           --      678,450
    FHLB advances                                   --           --       40,000           --           --       40,000
    Senior Notes                                    --           --           --       12,560           --       12,560
                                             ---------    ---------    ---------    ---------    ---------    ---------
        Total interest-bearing liabilities   $ 339,386    $ 159,896    $ 246,499    $  83,056    $      --    $ 828,837
                                             =========    =========    =========    =========    =========    =========

    Interest rate sensitivity gap            $  71,687    $  18,119    $(170,105)   $   3,462    $ 119,200    $  42,363
    Cumulative interest rate
      sensitivity gap                           71,687       89,806      (80,299)     (76,837)      42,363       42,363
    Cumulative interest rate
      sensitivity gap as a percentage
      of total interest-earning assets            17.4%        15.2%      -12.1%       -10.2%          4.9%         4.9%



----------------------
(1)     Excludes noninterest-earning cash balances.

(2)     Loans include $12.2 million of nonaccrual loans.

                           PART II - OTHER INFORMATION


ITEM 1.    Legal Proceedings

           On September 6, 1996, the Company and the Bank were named as defendants in a class action lawsuit entitled Stanley D. Mosler and Eileen C. Mosler vs. Hawthorne Savings and Loan Association, Hawthorne Financial Corporation, et. al., filed in the Superior Court of the State of California as Case No. BC154729 (the "Action"). The plaintiffs had previously filed an individual action alleging the same matters contained in the class action complaint. The individual action was scheduled for trial in July 1997, but was taken off calendar pending a ruling in the class action. Plaintiffs contend they were entitled to a notice of availability of foreclosure counseling, which they allege they did not receive, before the Bank foreclosed. Plaintiffs contend that the alleged failure to provide counseling notices and the underbidding by the Bank of the loan amount at foreclosure resulted in damages to the purported class in an amount in excess of $40 million. The Company has been named and alleged to have liability based upon its relationship as trustee on the Deed of Trust securing the Bank's loans. The Company and the Bank filed responsive pleadings to the Action alleging that the complaint is defective on its face and that the plaintiffs are not proper representatives of the purported class. The court granted the Company and Bank's motion and dismissed the plaintiffs' case. The Appellate Court heard oral argument in July 1997 and upheld the trial court's dismissal of the Action.

           As previously reported, the Bank is a defendant in an action entitled Takaki vs. Hawthorne Savings and Loan Association, filed in the Superior Court of the State of California, Los Angeles, as Case No. YC021815. The plaintiffs were owners of real property which they sold in early 1992 to a third party. The Bank provided escrow services in connection with the transaction. A substantial portion of the consideration paid to the plaintiffs took the form of a deed of trust secured by another property then owned by an affiliate of the purchaser. The value of the collateral securing this deed of trust ultimately proved to be inadequate. The plaintiffs alleged that the Bank knew, or should have known, that the security for the plaintiffs' loan was inadequate and should have so advised them. In late June 1997, a trial jury found for the plaintiffs and awarded compensatory and punitive damages totaling $9.1 million. In late July 1997, the trial judge reduced the combined award to $3.2 million. The plaintiffs accepted the reduced judgment. The Bank has filed a Notice of Appeal from the judgment and has posted an Appeal Bond with the court to stay plaintiffs enforcement of the judgment pending the Appellate Court's decision. Based upon its view that the law in California is unambiguous that there is no duty which attaches to escrow providers to advise parties to an escrow, the Bank believes that its position will ultimately be upheld on appeal and, accordingly, that no amounts will be paid by the Bank to the plaintiffs in this matter. There can be no assurances that this will be the case, however.

           The Company is involved in a variety of other litigation matters. In the opinion of management, none of these cases will have a material adverse effect on the Bank's or the Company's financial condition or operations.

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


                         HAWTHORNE FINANCIAL CORPORATION


Dated October 31, 1997                          /s/ NORMAN A. MORALES
                                                --------------------------------
                                                Norman A. Morales
                                                Executive Vice President and
                                                Chief Financial Officer


Dated October 31, 1997                          /s/ JULIE A. MOODY
                                                --------------------------------
                                                Julie A. Moody
                                                Vice President and
                                                Controller