Form 10-K405
period 1997-12-31
HAWTHORNE FINANCIAL CORP
filed 1998-03-31
CIK 46267

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                    For the fiscal year ended December 31, 1997

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

                                 YES [X] NO [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing stock price of such stock as of February 28, 1998 as reported by the National Association of Securities Dealers, was $56,723,541.

        The number of shares of Common Stock, par value $0.01 per share, of the Registrant outstanding as of February 28, 1998 was 3,156,596 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Part III of this Annual Report incorporates by reference portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant's 1998 Annual Meeting of Stockholders.

                         HAWTHORNE FINANCIAL CORPORATION
                            ANNUAL REPORT ON FORM 10K


                                                                                         PAGE
                                                                                         ----
                                           PART I.

ITEM 1.        Business....................................................................2
                   General.................................................................2
                   Background..............................................................3
                   New Business Generation.................................................4
                   Interest Rate Risk Management..........................................21
                   Certain Regulatory Matters.............................................22
                   Taxation...............................................................29
                   Risk Factors...........................................................30
ITEM 2.        Properties.................................................................34
ITEM 3.        Legal Proceedings..........................................................35
ITEM 4.        Submission of Matters to a Vote of Security Holders........................36
ITEM 4A.       Executive Officers.........................................................36


                                           PART II.

ITEM 5.        Market for Registrant's Common Stock and Related Stockholder Matters.......37
ITEM 6.        Selected Financial Data....................................................38
ITEM 7.        Management's Discussion and Analysis of Financial Condition and Results of
                   Operations ............................................................40
                   Operating Results......................................................40
                   Financial Condition, Capital Resources & Liquidity and Asset Quality...48
ITEM 7A.       Quantitative and Qualitative Disclosure about Market Risks.................51
ITEM 8.        Financial Statements and Supplementary Data................................53
ITEM 9.        Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure.................................................................53


                                          PART III.

ITEM 10.       Directors and Executive Officers of the Registrant.........................53
ITEM 11.       Executive Compensation.....................................................53
ITEM 12.       Security Ownership of Certain Beneficial Owners and Management.............53
ITEM 13.       Certain Relationships and Related Transactions.............................53


                                           PART IV.

ITEM 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K............54


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

                                   P A R T  I.


ITEM 1.     BUSINESS

GENERAL

HAWTHORNE FINANCIAL CORPORATION

        Hawthorne Financial Corporation ("Hawthorne Financial" or "Company"), a Delaware corporation organized in 1959, is a savings and loan holding company that owns 100% of the stock of Hawthorne Savings, F.S.B. ("Hawthorne Savings" or "Bank"). Hawthorne Savings was incorporated in 1950 and commenced operations on May 11, 1951. The Bank's six full-service retail offices are located in Southern California.

HAWTHORNE SAVINGS

        Hawthorne Savings is a federally-chartered stock savings bank (referred to in applicable statutes and regulations as a "savings association") incorporated and licensed under the laws of the United States. The Bank is a member of the Federal Home Loan Bank of San Francisco ("FHLB"), which is a member bank of the Federal Home Loan Bank System. The Bank's deposit accounts are insured up to the $100,000 maximum amount currently allowable under federal laws by the Savings Association Insurance Fund ("SAIF"), which is a separate insurance fund administered by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is subject to examination and regulation by the Office of Thrift Supervision ("OTS") and the FDIC. Hawthorne Savings is further subject to regulations of the Board of Governors of the Federal Reserve System ("FRB") concerning reserves required to be maintained against deposits and certain other matters.

        The Company is a financial services company specializing in originating real estate-secured loans in market niches which generally provide higher yields of return and greater growth potential than the more traditional products offered by most providers of mortgage loans. The Company generally seeks to originate real estate-secured loans in which it can charge a premium price for prompt, efficient execution and for tailoring the terms of its loans to meet the objectives of both the Company and the borrower. Further the Company seeks to originate a relatively limited number of high-balance loans in order to provide reasonable leverage to its fixed loan origination cost structure. The Company focuses primarily on originating (1) loans secured by very large homes located principally throughout Southern California, (2) loans secured by multi-family residential and commercial real estate and (3) loans for the construction of individual and tracts of single-family residential homes and the acquisition and development of land for the construction of such homes. The Company funds its lending activities primarily with retail deposits obtained through the Bank's branch system. At December 31, 1997, the Company had assets of $928.2 million, deposits of $799.5 million and stockholders' equity of $42.3 million.

        The Company is principally engaged in the business of attracting deposits from the general public and using those deposits, together with borrowings and other funds, to originate loans secured by residential and non-residential real estate located throughout Southern California. The Company generates revenues from the interest and fees charged borrowers and, to a much lesser extent, the interest earned on its portfolio of liquid investments. The Company's costs are centered in the interest paid to depositors and to other providers of borrowed funds, as well as the costs to operate the Company's business.

        The Company's operating results and its growth prospects are most directly and materially influenced by (1) the health and vibrancy of the Southern California real estate markets, and the underlying economic forces which affect such markets, (2) the overall complexion of the interest rate environment, including the absolute level of market interest rates and the volatility of such interest rates, (3) the prominence of competitive forces which provide customers, or potential customers, of the Company with alternative sources of mortgage funds or investments which compete with the Company's deposit products and services, and (4) regulations promulgated by regulatory authorities, including those of the OTS, the FDIC and the FRB. The Company's success in identifying trends in each of these factors, and implementing strategies to exploit such trends, strongly influence the Company's long-term results and growth prospects.

        The Company's operating results depend primarily on (1) the margin ("spread") between the yield earned on its loan portfolio (and to a much lesser extent its portfolio of liquid investments) and the cost of borrowed funds, (2) the size and relative amounts of its interest-earning assets and interest-bearing liabilities, (3) the performance characteristics of its assets, and (4) the extent to which the Company's business activities can be leveraged from a largely fixed-cost infrastructure (people, technology and facilities).

        At December 31, 1997, the Bank met and exceeded all three regulatory capital requirements, with core capital to total assets of 7.55%, core capital to risk-weighted assets of 10.23%, and total capital to risk-weighted assets of 11.48%. Based on the foregoing, the Bank qualified as a "well capitalized" institution under the prompt corrective action rules of the OTS.

BACKGROUND

        Prior to 1993, the Company was primarily engaged in the origination of loans for the construction of residential subdivisions and apartment buildings and permanent loans secured by individual single-family residential homes and apartment buildings. In addition, the Company utilized its construction financing activities as its principal sources of permanent loans, by converting its construction loans to permanent loans and by providing permanent financing to purchasers of units within the residential subdivisions which were constructed with financing from the Company. Due to the severe economic recession in California during the early 1990s, and the resulting decline in real estate values, the Company's nonperforming and classified assets increased significantly and the Company incurred substantial losses and reduced levels of capital.

        In mid-1993, the Board of Directors hired a new President and Chief Executive Officer, Mr. Scott Braly, who in turn hired a full complement of professionals experienced in troubled asset resolution, retail banking, and the core operations of a financial services company. The Company's new management undertook and completed a comprehensive restructuring of all of the Company's operations, including the following principal initiatives:

        - The Bank's branch system was reduced through sales and consolidations from 19 locations at December 31, 1993, with average deposits of $43.7 million per branch, to 6 locations, with average deposits of $133.3 million per branch.


        - Troubled and nonperforming assets were resolved, largely through foreclosure of the Company's collateral and the subsequent construction or renovation and retail disposition of foreclosed properties, which reduced the Company's nonperforming assets to $20.7 million at December 31, 1997 from $151.2 million at December 31, 1993. During the five-year period ended December 31, 1997, the collateral securing $265.6 million of loan principal was acquired via foreclosure, and post-foreclosure investments for construction and renovation totaled an additional $57.6 million.


        - The Bank's regulatory core capital, which had declined to $27.7 million by June 30, 1995, was supplemented by a combination of
                (1) proceeds raised in December 1995 from the issuance of $27.0 million of high-cost debt and preferred stock (which amounts were repaid in full in December 1997 through the issuance of market rate Senior Notes), and (2) accumulated earnings during 1996 and 1997, which together increased the Bank's regulatory core capital to $69.9 million at December 31, 1997.


        - Distinctive and tightly-focused long-term strategies designed to re-establish the Company as a prominent provider of real estate-secured credit throughout Southern California were developed and implemented, which initiatives included the hiring of and support for a full complement of lending professionals, which produced loan commitment volumes of $495.0 million, $332.3 million, and $197.4 million for each of the three years ended December 31, 1997, 1996 and 1995, respectively.


        The successful implementation of these and related initiatives has produced a return to, and consistent growth in, the Bank's and the Company's profitability. The Company's improved operating results were a significant contributing factor in permitting the Company to successfully refinance its high-cost debt, taken on in late 1995 to recapitalize the Bank, in December 1997. The newly-issued $40.0 million of Senior Notes provided the Company with excess proceeds of approximately $10.4 million, which is available to further support the future growth of the Bank. See NEW BUSINESS GENERATION and ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

NEW BUSINESS GENERATION

               The Company's principal lending area encompasses Los Angeles and Orange counties, with ancillary markets including the rest of southern California. Since the beginning of 1995, the Company has emphasized the origination of (1) loans secured by single-family residences, primarily very large homes and unique estates, (2) permanent loans secured by multi-family residential and commercial real estate, and (3) loans for the construction of individual and tracts of single-family residential homes and the acquisition and development of land for the construction of such homes. Though the types of collateral securing loans made by the Company during the period 1995 through 1997 are generally similar to the types of collateral which secured loans made by the Company prior to 1995, these older loans were underwritten under significantly different criteria, and were made in much larger concentrations to individual or affiliated borrowers, than loans made during the period 1995 through 1997.

        The Company's current loan origination activities are tightly governed by established policies and procedures appropriate to the risks inherent to the types of collateral and borrowers financed by the Company. The Company's primary competitive advantages, which include (1) a willingness and competence to tailor the terms and conditions of individual transactions to optimize the borrower's and the Company's objectives, (2) a strategy of holding in portfolio virtually all new loan originations, and (3) highly effective and efficient transaction execution, are consistent with the Company's relatively flat organizational and decision-making structure, and its reliance upon relatively few, highly-skilled lending professionals. This combination of competitive, organizational and strategic distinctions contribute to the Company's success in attracting new business and in its ability to receive a return believed by management to be commensurate with the inherent and transaction-specific risks assumed and the value added to its customers.

        The Company's lending groups extend credit pursuant to a comprehensive lending policy, tailored to the particular attributes of the Company's lending activities. The Company's lending policy establishes requirements and defines parameters covering loan applications, borrower financial informations, legal and corollary agreements which support the vesting of title to the Company's collateral, title policies, fire and extended liability coverage casualty insurance, credit reports, and other necessary documents to support each extension of credit. The real property collateral which secures the Company's loans is appraised by either an independent fee appraiser approved by the Company or by one of the Company's staff appraisers. All independent fee appraisals are reviewed by the Company's Chief Appraiser prior to each extension of credit.

        The Company seeks to originate relatively few, high-dollar balance loans within each of its lending businesses, with the exception of the Company's conventional home financing group. Accordingly, the Company's internal "house limit," applicable to individual transactions or to multiple loans with affiliated borrowers (as defined in applicable federal regulations), is higher than for many other regulated financial companies. As of December 31, 1997, the Company's "house limit" was $6.0 million, or approximately 9% of the Bank's core capital and 14% of the Company's stockholders' equity. Loan requests in excess of $6.0 million and up to the Bank's legal lending limit ($11.9 million at December 31, 1997) require approval of the Credit Committee of the Board of Directors prior to funding.

        The following table sets forth information concerning the composition of the Company's loan portfolio, and the percentage of the loan portfolio represented by each type of loan, as of the dates indicated (dollars are in thousands).


                                                                           DECEMBER 31,
                              ----------------------------------------------------------------------------------------------------
                                             1997                                1996                              1995
                              -----------------------------------   -----------------------------      ---------------------------
                                BALANCE             PERCENT           BALANCE         PERCENT            BALANCE          PERCENT
                              -------------    ------------------   ------------   --------------      ------------      ---------
SINGLE FAMILY
    Estate (1)                $    173,764                   17.9%  $    107,891             14.6%     $     51,142            7.8%
    Conventional                   224,006                   23.1        231,306             31.2           318,703           48.5
INCOME PROPERTY
    Multi-family                   225,738                   23.3        220,707             29.7           219,015           33.4
    Commercial real estate         114,293                   11.8         60,388              8.2            31,258            4.8
LAND                                39,475                    4.1         14,513              2.0             5,579            0.9
SINGLE FAMILY CONSTRUCTION
    Individual residences          112,899                   11.7         56,306              7.6            21,987            3.4
    Tract development               68,653                    7.1         33,791              4.6             6,800            1.0
OTHER                                9,698                    1.0         15,684              2.1             1,459            0.2
                              -------------    ------------------   ------------   --------------      ------------      ---------
GROSS LOANS RECEIVABLE (2)         968,526                  100.0%       740,586            100.0%          655,943          100.0%
                                                            =====                           =====                            =====

LESS
Participants' share                 (1,141)                              (1,413)                             (2,219)
Undisbursed loan funds            (108,683)                             (46,646)                            (15,208)
Deferred loan fees and
   credits, net                     (7,177)                              (6,611)                             (5,996)
Reserves                           (13,274)                             (13,515)                            (15,192)
                              -------------                         ------------                       ------------

NET LOANS RECEIVABLE          $     838,251                         $    672,401                       $    617,328
                              =============                         ============                       ============


                                                            DECEMBER 31,
                               ------------------------------------------------------------------
                                             1994                                1993
                               -------------------------------     ------------------------------
                                 BALANCE          PERCENT            BALANCE          PERCENT
                               ------------    ---------------     ------------    --------------
SINGLE FAMILY
    Estate (1)                 $         --                 -- %   $         --                -- %
    Conventional                    375,320               65.7          426,610              62.5
INCOME PROPERTY
    Multi-family                    172,641               30.2          193,468              28.4
    Commercial real estate            7,757                1.4            7,630               1.1
LAND                                  3,797                0.7           22,179               3.3
SINGLE FAMILY CONSTRUCTION
    Individual residences             3,270                0.6            6,603               1.0
    Tract development                 6,000                1.1           22,925               3.4
OTHER                                 1,654                0.3            2,013               0.3
                               ------------    ---------------     ------------    --------------
GROSS LOANS RECEIVABLE (2)          570,439              100.0 %        681,428             100.0 %
                                               ===============                     ==============

LESS
Participants' share                  (3,072)                             (3,098)
Undisbursed loan funds               (2,795)                               (966)
Deferred loan fees and
   credits, net                      (6,091)                             (7,285)
Reserves                            (21,461)                            (46,629)
                               ------------                        ------------

NET LOANS RECEIVABLE           $    537,020                        $     623,450
                               ============                        ============


------------------

(1) Applicable solely to loans, generally in excess of $1.0 million, made subsequent to 1994. For periods prior to 1995, all loans secured by single family homes are included with Conventional loans, irrespective of size.

(2) Gross loans receivable includes outstanding balance plus outstanding construction commitments.

        The Company's loan portfolio contains no loans to foreign governments, foreign enterprises, foreign operations of domestic companies, nor any concentration to borrowers engaged in the same or similar industries that exceed 10% of total loans.

        The table below sets forth information concerning the Company's gross loan portfolio at December 31, 1997 (dollars are in thousands).


                                 PRINCIPAL       NUMBER        AVERAGE
                                 BALANCE        OF LOANS      LOAN AMOUNT
                                 --------       --------       --------
SINGLE FAMILY
    Estate                       $173,764             62       $  2,803
    Conventional                  224,006          1,510            148
INCOME PROPERTY
    Multi-family                  225,738            368            613
    Commercial real estate        114,293             55          2,078
LAND                               39,475             36          1,097
SINGLE FAMILY CONSTRUCTION
    Individual residences         112,899            120            941
    Tract development              68,653             21          3,269
OTHER                               9,698             58            167
                                 --------       --------

GROSS LOANS RECEIVABLE (1)       $968,526          2,230       $    434
                                 ========       ========       ========

----------------------

(1) Gross loans receivable includes outstanding balance plus outstanding construction commitments.

        Each of the Company's principal lending pursuits is discussed in the sections below. In the discussion below, the weighted average interest rate equals the weighted average coupon interest rate, and the effective yield is calculated by adding to the weighted average coupon interest rate, loan fees collected at origination (net of loan origination costs deferred) and loan discounts, in each instance annualized over the contractual term of the loan. For construction loans, the effective yield is calculated assuming that an average of 60% of the commitment amount is outstanding during the term of such loans. In all cases, the effective yield excludes revenues to which the Company is entitled upon the maturity of certain loans (e.g., exit and release fees), prepayment penalties, modification and extension fees.

        SINGLE FAMILY ESTATE FINANCING. Beginning in early 1995, the Company has provided a variety of financings secured by very large homes and unique estates throughout Southern California, with values ranging up to $20 million, including homes located in the communities of Bel-Air, Beverly Hills, Malibu, Newport Beach, Santa Barbara and La Jolla. Generally, the Company's loans have refinanced the borrower's existing mortgage debt, rather than financing the borrower's purchase of a home. The Company generates virtually all of its new financing opportunities of this type through contact with, and submissions by, independent mortgage brokers.

        The Company's estate financings generally involve loans with principal amounts of $1.0 million or more which are secured homes with a wide range of characteristics, from large, conventional homes located within mature areas to very large, multiple acre, one-of-a-kind estates. The Company's financings also encompass a wide range of borrower profiles, those with the demonstrated capacity to service the loan to others with no verifiable source of recurring cash flow. Loans which meet the highest standards of collateral quality and borrower capacity and creditworthiness ("Tier 1 loans") are similar to conventional home loans except for their size, and generally have higher loan-to-value ratios and the most favorable pricing to the borrower. Loans with respect to which the borrower's resources are limited or cannot be reliably measured, or with respect to which the Company's collateral possesses such unique characteristics, including size, amenity or location, so as to make its valuation difficult to measure ("Tier 3 loans"), have the lowest loan-to-value ratios and the highest pricing to the borrower. Loans which fall in between these two sets of parameters ("Tier 2 loans") involve advances and pricing which are tailored to the particular attributes of the property, the borrower and the reason underlying the borrower's loan request. A substantial majority of the Company's estate loans have been comprised of Tier 2 loans.

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

        At December 31, 1997, Estate loan principal of $173.8 million was outstanding. The weighted average interest rate and effective yield on outstanding loan principal at December 31, 1997 was 9.67% and 9.89%, respectively.

        SINGLE FAMILY CONVENTIONAL FINANCING. The Company provides conventional, permanent financing secured by single-family homes, located principally in Los Angeles county. The Company conducts this business both from its local retail banking offices and from its corporate office. This business is the most competitive and least profitable of all of the Company's financing businesses. The Company lacks the size and scale of operations to profitably penetrate this business, especially in view of the significant capacity already in the marketplace in the form of very large banking and non-banking companies whose principal business is to originate conventional single-family-secured loans, many for resale in secondary mortgage markets. The Company targets the origination of a modest volume of this business each year, generally concentrated in and around its local retail banking offices.

        At December 31, 1997, the Company had outstanding loan principal of $222.9 million secured by non-Estate, single-family residences, $53.7 million of which had been originated since 1994. The weighted average interest rate and effective yield on the outstanding loan principal at December 31, 1997 was 7.67% and 7.70%, respectively.

        INCOME PROPERTY FINANCING. The Company provides financing to owners and purchasers of apartment buildings and various types of non-residential properties, such as retail centers, office buildings, and industrial buildings. The Company generates a significant majority of its new financing opportunities through contact with, and submissions to it by, independent mortgage loan brokers. However, a growing proportion of the Company's new business is derived from existing customer relationships or through referrals from existing customers. Management believes that the Company is often able to obtain higher returns for its financings because significant opportunities exist in the marketplace to provide financing which requires tailored terms and conditions, efficient response and execution, and specialized real estate expertise.

        The financing of income properties is subject to the risk that the cash flows being generated by the Company's collateral, as reported by the borrower, will decline following the funding of the loan. The Company attempts to mitigate this risk by (1) requiring its borrowers to demonstrate their commitment to the property through a significant cash equity investment, (2) evaluating the historical and current operations of the property, (3) investigating the rental markets within the areas surrounding its collateral in order to validate the revenue and expense assumptions which contribute to the Company's assessment of the properties' current and potential cash flows, and (4) evaluating the operating experience of the borrower with similar properties.

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

        At December 31, 1997, the Company had $225.4 million of outstanding loan principal secured by apartment buildings, $125.8 million of which had been originated since 1994. This portfolio carried a weighted average interest rate of 8.13% (8.44% with respect to loans originated subsequent to 1994) and an effective yield of 8.27%. Also at December 31, 1997, the Company had $110.4 million of loans secured by nonresidential, income-producing real estate, virtually all of which had been originated since 1994. The weighted average interest rate and effective yield for this portfolio was 9.87% and 10.06%, respectively, at December 31, 1997.

        SINGLE FAMILY CONSTRUCTION FINANCING. The Company conducts two separate construction financing businesses, each of which is separately targeted and resourced.

        The Tract Financing group provides construction financing to small-to-medium-sized builders of single-family residential developments in southern California. In this business, the Company believes its competitive advantage is focused upon its efficient response and execution and, more often than not, a pre-existing relationship with the borrower or particular knowledge of the specific submarket and/or product type.

        For tract development financings, management underwrites each proposed development by reference to the borrower's quantified plan, including costs to and at completion by line item, and sales and marketing projections, and by utilizing, where appropriate, third party sources to validate the compatibility of the proposed development and product to be built within the immediate marketplace. The Company also reviews the borrower's previous experience with construction projects in general, and with the particular product type being proposed. The

Company maintains a full complement of professionals responsible for business development, underwriting and post funding project management, inclusive of disbursement control and property inspection.

        The Company generally attracts new tract financing business directly from builders. Depending upon the scope of a proposed development, the Company may provide a commitment of funds for land acquisition, infrastructure development and construction of all of the homes or condominiums to be built. For large-scope developments, the Company generally provides separate loans for land acquisition and development and for each discreet phase of home construction. In these instances, though the Company underwrites the feasibility and economics of the entire project at the project's inception, the borrower generally must attain agreed-upon performance thresholds (e.g., unit absorption and pricing, cost achievement and timing) before the Company will release funds for subsequent stages of the development.

        At December 31, 1997, the Company had aggregate commitments of $68.7 million to finance tract development, of which $32.8 million had been disbursed, with a weighted average interest rate and effective yield of 10.53% and 13.11%, respectively.

        The Single Family Residence ("SFR") Financing group provides individual home construction financing to local builders and homeowners. To date, this group has focused almost exclusively on providing construction financing in the beach cities of the South Bay, the Malibu area of Los Angeles county and the Newport Coast area of Orange county, with occasional financing of home construction in other affluent areas throughout Southern California. A majority of the Company's business to date has been generated through pre-existing relationships between the Company's loan officers and local builders. At December 31, 1997, the Company had aggregate commitments of $112.9 million to finance SFR construction, of which $60.5 million had been disbursed, with a weighted average interest rate and effective yield of 10.49% and 13.55%, respectively.

        Construction financing presents the Company with the risk that the actual cost of development will substantially exceed original estimates, that the price of the finished homes will not meet pre-development expectations, or that the rate of absorption of completed homes will significantly lag expectations. The Company attempts to mitigate these risks by (1) generally limiting its advance to a percentage of expected development costs, and requiring the borrower to fund the difference, (2) carefully evaluating the line item costs to complete the development, utilizing its resident loan officers and staff (or, where appropriate, third parties), (3) carefully evaluating the product type to be built and the demand for the finished homes by reference to recent sales of comparable homes, and (4) the development experience of, and the success or failure of, the Company's borrower with similar projects.

        The table below summarizes the Company's loan origination activity for 1997, 1996 and 1995 (dollars are in thousands).


                                        FOR THE YEAR ENDED DECEMBER 31,
                                    --------------------------------------
TYPE OF LOAN                          1997           1996           1995
------------                        --------       --------       --------
SINGLE FAMILY
    Estate(1)                       $100,400       $ 72,500       $ 53,700
    Conventional                      25,700         27,400         11,400
INCOME PROPERTY
    Multi-family(2)                   51,700         70,700         66,100
    Commercial real estate(3)        105,100         46,000         31,700
LAND(4)                               35,700         12,500          2,400
SINGLE FAMILY CONSTRUCTION
    Individual residences(5)         104,900         53,200         25,300
    Tract development(6)              61,800         32,300          6,800
OTHER(7)                               9,700         17,700           --
                                    --------       --------       --------
                                    $495,000       $332,300       $197,400
                                    ========       ========       ========

------------
(1) Generally defined as individual loans with principal balances of more than $1.0 million. This amount includes unfunded commitments under lines of credit of $7.4 million, $2.8 million and $5.2 million at December 31, 1997, 1996 and 1995, respectively.

(2) Includes $5.0 million, $16.2 million and $13.8 million of financings provided in connection with sales of previously foreclosed properties for the years ended December 31, 1997, 1996 and 1995, respectively.

(3) Includes unfunded commitments of $15.9 million, $2.3 million and $0 at December 31, 1997, 1996 and 1995, respectively.

(4) Includes unfunded commitments of $14.1 million, $3.4 million and $0 at December 31, 1997, 1996 and 1995, respectively.

(5) Includes unfunded commitments of $50.8 million, $21.9 million and $9.9 million at December 31, 1997, 1996 and 1995, respectively

(6) Includes unfunded commitments of $33.6 million, $18.7 million and $5.0 million at December 31, 1997, 1996 and 1995, respectively.

(7)     Includes unfunded commitments of $4.0 million at December 31, 1997.

        Interest Rates and Maturities. The loans emphasized by the Company generally have interest rates which adjust or float in accordance with a variety of indices, including the 11th District Cost of Funds Index ("11th DCOFI"), the "prime" or "reference" rate of a specified bank, the One-Year Constant Maturity Index ("CMT") and the London Interbank Offer Rate ("LIBOR"). The principal index historically used by the Company prior to 1995 was the 11th DCOFI because this index was deemed by management at the time to be more likely to parallel the Company's cost of funds. Because the 11th DCOFI is a compilation of the average rates paid by institutions which are members of the 11th District of the FHLB System, adjustable-rate loans tied to this index generally adjust slower than adjustable-rate loans with interest rates based on other indices. At December 31, 1997, adjustable-rate loans amounted to $788.0 million, or 81.4% of the Company's gross loan portfolio, of which $367.5 million, $315.0 million, $44.1 million and $61.4 million had interest rates based on the 11th DCOFI, a designated prime rate, the CMT and other indices, respectively.

        Since 1995, the Company's adjustable-rate loans generally have included provisions which limit the amount the interest rate can decrease during the term of the loan, which provides protection to the Company in a decreasing interest rate environment. Typically, these interest rate floors represent the interest rate on the loan at the time of origination. In addition, on most of its financings since 1994, the Company utilizes interest rate caps, which limit the amount that the interest rate on the loan can increase over its term.

        The table below sets forth, by contractual maturity, the Company's loan portfolio at December 31, 1997 (dollars are in thousands). The table is based on contractual loan maturities and does not consider amortization and prepayments of loan principal.


                                                                  MATURING IN
                                          ----------------------------------------------------------
                                                             OVER            OVER
                                                            ONE YEAR       FIVE YEARS                        TOTAL
                                          ONE YEAR          THROUGH         THROUGH          OVER            LOANS
                                           OR LESS         FIVE YEARS      TEN YEARS       TEN YEARS       RECEIVABLE
                                          ---------        ---------       ---------       ---------       ---------
SINGLE FAMILY
    Estate                                $  15,414        $  63,645       $  77,109       $  17,596       $ 173,764
    Conventional                                118            2,273           6,541         215,074         224,006
INCOME PROPERTY
    Multi-family                              5,338           34,181         100,260          85,959         225,738
    Commercial real estate                    2,875           68,360          23,554          19,504         114,293
LAND                                         24,096           14,594              --             785          39,475
SINGLE FAMILY CONSTRUCTION
    Individual residences                   104,478            8,421              --              --         112,899
    Tract development                        40,705           27,948              --              --          68,653
OTHER                                         8,049            1,649              --              --           9,698

                                          ---------        ---------       ---------       ---------       ---------
GROSS LOANS RECEIVABLE (1)                $ 201,073        $ 221,071       $ 207,464       $ 338,918         968,526
                                          =========        =========       =========       =========

LESS
Participants' share                                                                                           (1,141)
Undisbursed funds                                                                                           (108,683)
Deferred loan fees and credits, net                                                                           (7,177)
Reserves                                                                                                     (13,274)
                                                                                                           ---------

NET LOANS RECEIVABLE                                                                                       $ 838,251
                                                                                                           =========


------------------
(1) Gross loans receivable includes outstanding balance plus undisbursed construction commitments.

        The table below sets forth, by interest rate, the Company's fixed rate and interest-rate sensitive loans at December 31, 1997 (dollars are in thousands). The table is based on contractual loan maturities and does not consider amortization and prepayments of loan principal.


                                                                 MATURING IN
                                          ----------------------------------------------------------
                                                              OVER           OVER
                                                            ONE YEAR       FIVE YEARS                        TOTAL
                                          LESS THAN         THROUGH         THROUGH          OVER            LOANS
                                          ONE YEAR         FIVE YEARS      TEN YEARS       TEN YEARS      RECEIVABLE
                                          ---------        ---------       ---------       ---------       ---------
FIXED INTEREST RATES                      $  17,164        $  41,255       $   8,103       $ 113,998       $ 180,520
ADJUSTABLE INTEREST RATES
    11th DCOFI                                6,760           52,673         105,352         202,685         367,470
    Prime rate                              177,149           82,528          40,801          14,500         314,978
    1 year CMT                                   --           13,662          28,220           2,232          44,114
    Other                                        --           30,953          24,988           5,503          61,444
                                          ---------        ---------       ---------       ---------       ---------
    Total adjustable interest rates         183,909          179,816         199,361         224,920         788,006
                                          ---------        ---------       ---------       ---------       ---------

GROSS LOANS RECEIVABLE (1)                $ 201,073        $ 221,071       $ 207,464       $ 338,918         968,526
                                          =========        =========       =========       =========

LESS
Participants' share                                                                                           (1,141)
Undisbursed funds                                                                                           (108,683)
Deferred loan fees and credits, net                                                                           (7,177)
Reserves                                                                                                     (13,274)
                                                                                                           ---------

NET LOANS RECEIVABLE                                                                                       $ 838,251
                                                                                                           =========

--------------------
(1) Gross loans receivable includes outstanding balance plus undisbursed construction commitments.

        The foregoing table does not reflect the expected maturities of loans because it does not take into account scheduled contractual amortization and prepayments of loans. Moreover, because adjustable-rate loans are not shown in the period in which they are first scheduled to adjust, such table also does not reflect the sensitivity of the Company's loan portfolio to changes in interest rates. See "-INTEREST RATE RISK MANAGEMENT" below.


ASSET QUALITY

        The Company is exposed to the inherent risks associated with loaning money on a secured basis, in which the security for the Company's loans is a fee interest in real estate. These risks are mitigated, isolated and accounted for by the Company's (1) comprehensive loan underwriting and appraisal processes,
(2) portfolio management professionals and processes, and (3) loan classification and reserving processes.

        The Company's portfolio management group is responsible for (1) performing periodic reviews of selected loans subsequent to their funding to assess the borrower's compliance with applicable loan covenants, the current condition and approximate valuation of the Company's collateral, the borrower's recent performance, and changes (if any) to the ownership of the Company's collateral, (2) assessing, generally using available data from independent sources, market trends affecting the Company's loan collateral, including transaction volumes and pricing, and (3) pursuing and negotiating loan restructurings, which to date have generally been limited to loans made prior to 1995.

        The Company has an established asset review process and asset classification system. This process utilizes information acquired and accumulated by the portfolio management group in establishing specific and general reserves and in classifying individual assets and groups of similar assets. The results of these respective classifications, and the appropriateness of valuation allowances, are reported to the Company's Audit Committee.

        The Company uses the following terminology in connection with its problem assets:

               Classified asset is either: (1) REO; (2) a nonperforming loan delinquent 90 days or more; (3) a loan 30 to 89 days past due; or (4) a performing loan classified loss, doubtful or substandard.

               Delinquent loan is a loan 30 days or more past due.

               TDR is a troubled debt restructured loan, which is a loan whose terms are modified in a manner which resulted in the loan being classified as a TDR under generally accepted accounting principles.

               Impaired loan means a loan which is either a TDR, a nonaccrual loan which is 90 days or more delinquent or a loan which management deems probable that all principal and interest will not be collected.

               Nonaccrual loan is a loan in which the Company ceases to accrue interest. The Company's present policy is to define a nonaccrual loan as any loan which is 30 days or more delinquent or any loan which, in the judgement of management, the probability of collection of all amounts due according to the contractual terms is insufficient to warrant further accrual, regardless of the loan's delinquency status. When a loan is placed on nonaccrual status, it is the Company's policy to reverse previously accrued but unpaid interest by a charge to interest income in the current period.

               Nonperforming asset is a loan which is 90 days or more past due or an REO.

               Nonperforming loan is a loan 90 days or more past due.

               Other delinquent loan is a loan 30 to 89 days past due.

               REO is real estate acquired upon foreclosure or by deed in lieu of foreclosure.

        The following table provides information regarding the Company's nonaccrual loans as of the dates indicated (dollars are in thousands).


                                                                               DECEMBER 31,
                                                 ------------------------------------------------------------------------
                                                   1997            1996            1995            1994            1993
                                                 --------        --------        --------        --------        --------
Loans past due 90 days or more                   $ 10,793        $ 16,643        $ 11,298        $ 18,103        $ 78,949
Loans past due 30 - 89 days                         4,435          10,082           8,811          17,747          31,057
Other nonaccrual loans                                168           1,899           1,600           3,546              --
                                                 --------        --------        --------        --------        --------
     Total (1)                                   $ 15,396        $ 28,624        $ 21,709        $ 39,396        $110,006
                                                 ========        ========        ========        ========        ========

Reserves to loans past due 90 days or more          123.0%           81.2%          134.5%          118.5%           59.1%
Reserves to total nonaccrual loans                   86.2%           47.2%           70.0%           54.5%           42.4%

--------------

(1) Includes $0.5 million, $5.6 million, $0, $0.1 million and $31.6 million of TDRs at December 31, 1997, 1996, 1995, 1994 and 1993, respectively.

        With respect to loans on nonaccrual status at December 31, 1997, 1996, and 1995, the Company recognized $0.9 million, $1.9 million and $1.0 million of interest revenue (representing cash payments by borrowers prior to their default), respectively. Had such loans been performing for these entire respective periods, the Company would have recognized $1.4 million, $2.8 million and $1.5 million, the difference compared to cash payments received representing uncollected interest payments in each comparable period.

        At December 31, 1997, the Company had 73 loans with an aggregate principal amount of $29.6 million outstanding which were TDRs. Of this amount, $29.1 million were performing in accordance with their modified terms and $0.5 million were nonaccrual. The Company generally classifies TDRs as "substandard" for a period of at least six months following a loan's restructuring, after which time the loan's classification is based upon the Company's classification policies. At December 31, 1997, $3.9 million of the Company's TDRs were included in the Company's classified loans. During the years ended December 31, 1997, 1996 and 1995, the Company recognized $2.5 million, $3.1 million, and $1.7 million, respectively, of interest revenue (representing cash payments by borrowers on performing loans) on its troubled debt restructured loans. The Company would have recognized interest revenue of $2.9 million, $3.8 million and $1.9 million during these respective periods had the borrowers paid according to the original contractual terms on such loans (absent any modifications for reductions in interest rates, partial debt forgiveness, or both).

        Classified Assets. OTS regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured savings associations, OTS examiners have authority to require problem assets to be classified. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the savings association will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that collection or liquidation in full, on the basis of currently existing facts, conditions and values are questionable, and there is a high probability of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the association is not warranted.

        Another category designated "special mention" also must be established and maintained for assets which do not currently expose an insured savings association to a sufficient degree of risk to warrant classification as substandard, doubtful or loss but do possess credit deficiencies or potential weaknesses deserving management's close attention. An asset classified as "pass" is considered of sufficient quality to preclude a designation as special mention or an adverse classification. Pass assets generally are protected by the current net worth or paying capacity of the obligor or by the value of the asset or underlying collateral.

        Based on the evaluation and classification of its assets, each savings association is required by OTS regulations to establish adequate reserves or charge-offs, as appropriate, consistent with generally accepted accounting principles and the practices of the federal banking agencies.

        The table below sets forth certain information regarding the Company's classified assets at the dates indicated (dollars are in thousands).


                                                                               DECEMBER 31,
                                                 ------------------------------------------------------------------------
                                                   1997            1996            1995            1994            1993
                                                 --------        --------        --------        --------        --------
Real estate owned, net                           $  9,859        $ 20,140        $ 37,905        $ 62,613        $ 72,234
Nonperforming loans (1)                            10,793          16,643          11,298          18,103          78,949
                                                 --------        --------        --------        --------        --------
Gross nonperforming assets                         20,652          36,783          49,203          80,716         151,183

Other delinquent loans (2)                          4,435          10,082           8,811          17,747          31,057

Performing loans classified loss,
  doubtful and substandard (3)(4)                  36,013          46,987          58,649          67,309          61,673
                                                 --------        --------        --------        --------        --------

Gross classified assets                          $ 61,100        $ 93,852        $116,663        $165,772        $243,913
                                                 ========        ========        ========        ========        ========

Gross classified loans (4) (5)                   $ 51,241        $ 73,712        $ 78,758        $103,159        $171,679
                                                 ========        ========        ========        ========        ========

Loans receivable (6)                             $851,525        $685,916        $632,520        $558,481        $670,079
                                                 ========        ========        ========        ========        ========

Reserves on loans
        Specific                                 $  3,878        $  2,185        $  3,426        $  8,578        $ 23,294
        General                                     9,396          11,330          11,766          12,883          23,335
                                                 --------        --------        --------        --------        --------
                                                 $ 13,274        $ 13,515        $ 15,192        $ 21,461        $ 46,629
                                                 ========        ========        ========        ========        ========

Total reserves to net loans receivable (6)           1.56%           1.97%           2.40%           3.84%           6.96%
Total reserves to classified loans                  25.91%          18.33%          19.29%          20.80%          27.16%
Total reserves to nonperforming loans              122.99%          81.21%         134.47%         118.55%          59.06%
Gross nonperforming assets to total assets           2.22%           4.34%           6.53%          10.85%          17.15%

--------------------

(1)     Loans 90 days or more past due. All such loans are on nonaccrual status.

(2)     Loans 30 to 89 days past due. All such loans are on nonaccrual status.

(3) Includes $0.2 million, $1.9 million, $1.6 million and $3.5 million of performing loans on nonaccrual status at December 31, 1997, 1996, 1995 and 1994, respectively.

(4) Includes $3.9 million, $16.7 million, $7.3 million, $3.8 million and $37.1 million of TDRs at December 31, 1997, 1996, 1995, 1994 and 1993,
        respectively.

(5) Includes $15.4 million, $28.6 million, $21.7 million, $39.4 million and $110.0 million of nonaccrual loans at December 31, 1997, 1996, 1995, 1994 and 1993, respectively.

(6)     Net loans receivable are exclusive of the allowance for credit losses.

        The table below sets forth the Company's gross classified loan portfolio as of December 31, 1997 (dollars are in thousands).


                                                   CLASSIFIED LOANS
                                 -------------------------------------------------
                                                                          PERFORMING
                             NONPERFORMING (1)  OTHER DELINQUENCIES (2)    LOANS (3)            TOTAL
                                 -------              -------              -------            ---------
SINGLE FAMILY
    Estate                       $ 7,885              $    --              $ 6,423            $  14,308
    Conventional                   2,865                4,315               13,722               20,902
INCOME PROPERTY
    Multi-family                      --                   --                5,452                5,452
    Commercial real estate            --                   --                5,746                5,746
LAND                                  43                  120                   --                  163
SINGLE FAMILY CONSTRUCTION
    Individual residences             --                   --                  719                  719
    Tract development                 --                   --                2,762                2,762
OTHER                                 --                   --                1,189                1,189
                                 -------              -------              -------              -------
             Total               $10,793              $ 4,435              $36,013              $51,241
                                 =======              =======              =======              =======

------------
(1)     Loans 90 days or more past due. All such loans are on nonaccrual status.

(2)     Loans delinquent 30 to 89 days. All such loans are on nonaccrual status.

(3)     Includes $0.2 million of performing loans on nonaccrual status.

        On January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118 ("Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures"). Under these statements, a loan is considered impaired when it is probable that the creditor will be unable to collect all contractual principal and interest payments under the terms of the loan agreement. Pursuant to this statement, the Company generally measures impaired loans based on the estimated fair value of the collateral, less estimated selling costs, if foreclosure is probable. The Company measures the impairment of a restructured loan by discounting the total expected future cash flows at the loan's effective rate of interest in the original loan agreement. The effect of initially adopting this statement was not material to the results of operations or the financial position of the Company.

        At December 31, 1997, the Company's gross impaired loans amounted to $52.4 million and were comprised of the Company's $29.1 million of non-delinquent TDRs and $11.6 million of delinquent loans (which include the Company's $0.5 million of delinquent TDRs). At December 31, 1997, the Company's impaired loans did not include $3.6 million of loans which were 30 to 89 days past due and placed on nonaccrual status as a matter of policy and the $0.2 million of performing loans which were on nonaccrual status.

        REO. REO is carried at the lower of cost or estimated fair value of the property. Subsequent declines in fair value, if any, are accounted for through the establishment of a specific reserve on the REO. The determination of the REO's estimated fair value incorporates revenues projected to be realized from disposal of the property, less construction and renovation costs, marketing and transaction costs and holding costs (e.g., property taxes, insurance and homeowners' association dues). For multiple-unit residential construction and land developments, these projected cash flows are discounted utilizing a market rate of return to determine their fair value.

        The following table summarizes the composition of the Company's REO at the dates indicated (dollars are in thousands).


                                                             DECEMBER 31,
                                                      ------------------------
                                                        1997            1996
                                                      --------        --------
SINGLE FAMILY  - conventional                         $  7,695        $  9,777
INCOME PROPERTY
   Multi-family                                          2,362           3,215
   Commercial real estate                                   --             346
LAND                                                     2,365           2,517
SINGLE FAMILY CONSTRUCTION - tract developments             --          16,156
                                                      --------        --------

GROSS INVESTMENT (1)                                    12,422          32,011

Reserves                                                (2,563)        (11,871)
                                                      --------        --------

NET INVESTMENT                                        $  9,859        $ 20,140
                                                      ========        ========

---------------

(1) Loan principal at foreclosure, plus post-foreclosure capitalized costs, less cumulative charge-offs.

        Reserves. Management establishes specific reserves for losses on individual loans and REO when it has determined that recovery of the Company's gross investment is not likely and when the amount of loss can be reasonably determined. In making this determination, management considers (1) the status of the asset, (2) the probable future status of the asset, (3) the value of the asset or underlying collateral and (4) management's intent with respect to the asset. In quantifying the loss, if any, associated with individual loans and REO, management utilizes external sources of information (i.e. appraisals, price opinions from real estate professionals, comparable sales data and internal estimates). In establishing specific reserves, management estimates the revenues expected to be generated from the disposal of the Company's collateral or owned property, less construction and renovation costs (if any), holding costs and transaction costs. For tract construction and land developments, the resulting projected cash flows are discounted utilizing a market rate of return to determine their value.

        Management establishes general reserves against the Company's portfolio of loans. Generally, such general reserves are established for each segment of the Company's loan portfolio. In establishing general reserves, management incorporates (1) the recovery rate for similar properties previously sold by the Company, (2) valuations of groups of similar assets, (3) the probability of future adverse events (i.e., performing loans which became nonperforming, loans in default which proceed through foreclosure) and (4) guidelines published by the OTS.

        The table below sets forth the general and specific reserves for the Company's loan and REO portfolios as of December 31, 1997 (dollars are in thousands).


                                                        LOANS
                                                ----------------------      REAL ESTATE
                                               PERFORMING   DELINQUENT (1)     OWNED          TOTAL
                                                -------        -------        -------        -------
AMOUNTS
Specific reserves                               $ 2,995        $   883        $ 2,563        $ 6,441
General reserves                                  8,936            460             --          9,396
                                                -------        -------        -------        -------

Total reserves                                  $11,931        $ 1,343        $ 2,563        $15,837
                                                =======        =======        =======        =======

PERCENTAGES
% of total reserves to gross investment             1.4%           8.8%          20.6%           1.8%
% of general reserves to gross investment           1.1%           3.0%           - %            1.1%

---------------

(1)     Delinquent loans are loans 30 to 89 days past due.

        The table below summarizes the activity in the Company's reserves for the periods indicated (dollars are in thousands).


                                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                -----------------------------------------------------------------------------====
                                                  1997               1996             1995              1994               1993
                                                ---------         ---------         ---------         ---------         ---------
LOANS
Average loans outstanding                       $ 745,197         $ 671,365         $ 578,766         $ 604,410         $ 756,023
                                                =========         =========         =========         =========         =========

Reserve balance at beginning of period          $  13,515         $  15,192         $  21,461         $  46,629         $  52,966
Provision for estimated losses                      5,137             6,067               472           (24,449)           (6,409)
Charge-offs:
   Single family - conventional                    (3,472)           (3,103)           (2,894)             (380)               --
    Income property
        Multi-family                               (1,745)           (4,641)           (3,595)             (339)               --
        Commercial real estate                         --                --               (70)               --                --
    Land                                             (150)               --               (48)               --                --
    Single family construction
         Tract development                             --                --              (134)               --                --
    Other                                             (11)               --                --                --                --
Recoveries                                             --                --                --                --                72
                                                ---------         ---------         ---------         ---------         ---------
Net charge-offs                                    (5,378)           (7,744)           (6,741)             (719)               72

                                                ---------         ---------         ---------         ---------         ---------
Balance at end of period                        $  13,274         $  13,515         $  15,192         $  21,461         $  46,629
                                                =========         =========         =========         =========         =========

Ratio of net charge-offs to average loans
  outstanding during the period                      0.72%             1.15%             1.16%             0.12%            (0.01)%

REAL ESTATE OWNED
Reserve balance at beginning of period          $  11,871         $  15,725         $  32,609         $  39,457         $  15,173
Provision for estimated losses                        913             4,933            18,973            29,747            35,818
Charge-offs                                       (10,221)           (8,787)          (35,857)          (36,595)          (11,267)
Recoveries                                             --                --                --                --              (267)
                                                ---------         ---------         ---------         ---------         ---------

Balance at end of period                        $   2,563         $  11,871         $  15,725         $  32,609         $  39,457
                                                =========         =========         =========         =========         =========

        The following table sets forth the Company's loan loss reserves to total loans in each of the categories listed (dollars are in thousands).


                                                                      December 31,
                                    -----------------------------------------------------------------------------
                                              1997                                1996                      1995
                                    -------------------------------    -----------------------------      -------
                                                      Percent of                        Percent of
                                                       Reserves                          Reserves
                                                     to Total Loans                   to Total Loans
                                     Amount           by Category       Amount          by Category        Amount
                                    -------              ---           -------              ---           -------
SINGLE FAMILY
    Estate                          $ 1,975              1.1%          $   279              0.3%          $   118
    Conventional                      4,696              2.1%            6,197              2.7%            6,534
INCOME PROPERTY
    Multi-family                      2,000              0.9%            4,786              2.2%            7,815
    Commercial real estate            2,252              2.0%            1,150              1.9%              259
LAND                                    162              0.4%              167              1.2%              361
SINGLE FAMILY CONSTRUCTION
    Individual residences               503              0.4%              168              0.3%               83
    Tract development                   817              1.2%              338              1.0%                9
OTHER                                   226              2.3%               --             -- %                --
UNALLOCATED                             643             -- %               430             -- %                13
                                    -------                            -------                            -------
TOTAL                               $13,274              1.4%          $13,515              1.8%          $15,192
                                    =======                            =======                            =======



                                                                      December 31,
                                 ---------------------------------------------------------------------------------------
                                        1995                     1994                               1993
                                        ----          -------------------------          -------------------------------
                                    Percent of                          Percent of                         Percent of
                                     Reserves                            Reserves                           Reserves
                                  to Total Loans                      to Total Loans                      to Total Loans
                                    by Category        Amount          by Category        Amount           by Category
                                  --------------      -------         --------------     -------          --------------
SINGLE FAMILY
    Estate                              0.2%          $    --               --%          $    --              -- %
    Conventional                        2.0%            8,608              2.3%           12,812              3.0%
INCOME PROPERTY
    Multi-family                        3.6%           11,558              6.7%           17,461              9.0%
    Commercial real estate              0.8%              150              1.9%            1,829             24.0%
LAND                                    6.5%              235              6.2%            7,961             35.9%
SINGLE FAMILY CONSTRUCTION
    Individual residences               0.4%              375             11.5%              488              7.4%
    Tract development                   0.1%              535              8.9%            6,078             26.5%
OTHER                                  -- %                --               -- %              --               --%
UNALLOCATED                            -- %                --               -- %              --               --%
                                                      -------                            -------
TOTAL                                   2.3%          $21,461              3.8%          $46,629              6.8%
                                                      =======                            =======

        The following table sets forth the Company's reserves on REO to total REO in each of the categories listed (dollars are in thousands).


                                                                            December 31,
                                    ----------------------------------------------------------------------------------------
                                              1997                             1996                             1995
                                    -----------------------         -----------------------          -----------------------
                                                    Percent of                      Percent of                      Percent of
                                                    Reserves                         Reserves                        Reserves
                                                   to Total REO                    to Total REO                    to Total REO
                                    Amount         by Category       Amount        by Category        Amount       by Category
                                    -------           -----         -------           -----          -------           -----
SINGLE FAMILY
    Estate                          $    --             --%         $    --             --%          $    --             --%
    Conventional                      1,523           19.8%           2,576           26.4%            2,902           19.0%
INCOME PROPERTY
    Multi-family                         18            0.8%             547           17.0%            4,806           25.5%
    Commercial real estate               --            --%              106           30.6%              105           30.3%
LAND                                  1,022           43.2%           1,242           49.3%            2,043           54.3%
SINGLE FAMILY CONSTRUCTION
    Individual residences                --            --%               --            --%                --            --%
    Tract development                    --            --%            7,400           45.8%            5,869           38.1%
                                    -------                         -------                          -------
    Total                           $ 2,563           20.6%         $11,871           37.1%          $15,725           29.3%
                                    =======                         =======                          =======


                                                          December 31,
                                     --------------------------------------------------------
                                               1994                             1993
                                     -----------------------          -----------------------
                                                   Percent of                         Percent of
                                                    Reserves                           Reserves
                                                  to Total REO                       to Total REO
                                     Amount        by Category         Amount        by Category
                                     -------           -----          -------           -----
SINGLE FAMILY
    Estate                           $    --             --%          $    --             --%
    Conventional                       5,229           31.4%            3,974           26.7%
INCOME PROPERTY
    Multi-family                         155            0.6%            4,597           31.5%
    Commercial real estate               142           35.9%               --            --%
LAND                                   5,868           51.2%            6,064           47.3%
SINGLE FAMILY CONSTRUCTION
    Individual residences                417           29.1%               --            --%
    Tract development                 20,798           54.6%           24,822           35.9%
                                     -------                          -------
    Total                            $32,609           34.2%          $39,457           35.3%
                                     =======                          =======

INVESTMENT SECURITIES

        The Company has authority to invest in a variety of investment securities, including United States Government and agency securities, mortgage-backed securities and corporate securities. However, in recent years the Company's strategy has been to grow through loan origination, rather than purchases of investment securities. As a result, all of the Company's $57.4 million of mortgage-backed securities at December 31, 1994 matured or were sold by the Company during 1995 and the Company's investment securities decreased from $62.8 million at December 31, 1995 to $38.4 million at December 31, 1996. During the first quarter of 1997, the Company purchased $40.0 million of U.S. Government agency callable bonds, which was partially offset by sales of $12.5 million of U.S. Government securities during the second and third quarters of 1997. These bonds were ultimately called or sold during the fourth quarter of 1997. The Company classifies all securities acquired as available-for-sale under generally accepted accounting principles, and thus are carried at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of taxes.


SOURCES OF FUNDS

        General Strategy. The Company's principal sources of funds in recent years have been deposits obtained on a retail basis through its branch offices and, to a far lesser extent, advances from the FHLB and securities sold under agreements to repurchase ("reverse repurchase agreements"). In addition, funds have been obtained from maturities and repayments of loans and securities, and sales of loans, securities and other assets, including real estate owned.

        Deposits. The Company operates six retail banking locations, a decrease from the twenty-one offices operated by the Company in mid-1993. Four of these branches are located in the South Bay area of Los Angeles County. The Company's retail branches carry average deposit balances of $133.3 million in retail deposit accounts, which is substantially higher than most local banking companies. The Company does not operate a money desk or otherwise solicit brokered deposits.

        The Company solicits deposits from the general public throughout its service area. Generally, the Company competes for deposit funds with other Southern California-based financial companies, including banks, savings associations and thrift and loans. These companies generally compete with one another based upon price, convenience and service.

        Because the Company does not have a critical mass of retail banking facilities, and because its smaller size does not afford it the economies of scale to advertise its basic products to the extent of its principal competitors, the Company generally competes on price and, to a lesser extent, on service and convenience. Historically, these limitations have been moderated by the loyalty afforded by, and the resistance to change of, the Company's primary customer constituency, which include individuals over 55 years of age.

        The Company has several types of deposit accounts principally designed to attract short-term deposits. The following table sets forth the distribution of average deposits and the weighted average interest rates paid thereon during the periods indicated (dollars are in thousands). See NOTE G of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                  ---------------------------------------------------------------------------------------------
                                               1997                               1996                           1995
                                  ---------------------------      -----------------------------     --------------------------
                                             WEIGHTED                           WEIGHTED                        WEIGHTED
                                             AVERAGE    PERCENT                 AVERAGE    PERCENT               AVERAGE PERCENT
                                             INTEREST     OF                    INTEREST     OF                 INTEREST    OF
                                 AMOUNT (1)    RATE      TOTAL    AMOUNT (1)      RATE      TOTAL   AMOUNT (1)    RATE    TOTAL
                                  -------       ---      ----      -------        ---       ----     -------       ---     ----
Checking/NOW                     $ 30,786       1.2%      4.1%    $ 28,032        0.8%       4.0%   $ 29,431       1.6%     4.4%
Passbook                           22,084       1.8%      3.0       26,500        1.9%       3.8      29,831       0.7%     4.4
Money market                       32,239       3.2%      4.3       26,254        1.4%       3.7      51,920       2.0%     7.7
Certificates of deposit           659,830       5.6%     88.6      621,050        5.6%      88.5     564,147       5.7%    83.5
                                  -------                ----      -------                  ----     -------               ----
  Total                          $744,939       5.2%    100.0%    $701,836        5.1%     100.0%   $675,329       5.0%   100.0%
                                 ========               =====     ========                 =====    ========              =====

------------------

(1)     Amounts represent monthly averages.

        The table below sets forth the maturities of the Company's certificates of deposit outstanding at the dates indicated (dollars are in thousands).


                                                                             DECEMBER 31, 1997
                                         ------------------------------------------------------------------------------------------
                                                                  OVER                OVER
                                                              THREE MONTHS         SIX MONTHS
                                          THREE MONTHS          THROUGH             THROUGH             OVER
                                            OR LESS            SIX MONTHS           ONE YEAR          ONE YEAR            TOTAL
                                         ---------------     ---------------      -------------      -----------        -----------
BALANCES LESS THAN $100,000

    4.00% or less                               $ 1,660                $ 15               $ 26             $ 88            $ 1,789
    4.01% - 5.00%                                38,460               1,650              1,571            5,206             46,887
    5.01% - 6.00%                               119,283             111,758            176,146           16,890            424,077
    6.01% - 7.00%                                 4,834              21,458             29,818            1,218             57,328
    7.01% or more                                     -                   -                  -              100                100
                                         ---------------     ---------------      -------------      -----------        -----------
                                                164,237             134,881            207,561           23,502            530,181
BALANCES GREATER OR EQUAL TO  $100,000

    4.00% or less                                     -                   -                  -                -                  -
    4.01% - 5.00%                                 7,162                   -                548            1,271              8,981
    5.01% - 6.00%                                38,734              30,306             57,313            4,129            130,482
    6.01% - 7.00%                                 2,663               9,933             10,926              523             24,045
    7.01% or more                                     -                   -                  -                -                  -
                                         ---------------     ---------------      -------------      -----------        -----------
                                                 48,559              40,239             68,787            5,923            163,508
                                         ---------------     ---------------      -------------      -----------        -----------

TOTAL                                         $ 212,796           $ 175,120          $ 276,348         $ 29,425          $ 693,689
                                         ===============     ===============      =============      ===========        ===========



                                                                          DECEMBER 31, 1996
                                         -----------------------------------------------------------------------------------------
                                                                 OVER                OVER
                                                             THREE MONTHS         SIX MONTHS
                                         THREE MONTHS           THROUGH            THROUGH            OVER
                                            OR LESS           SIX MONTHS           ONE YEAR         ONE YEAR           TOTAL
                                         --------------      --------------      -------------     -----------     ---------------
BALANCES LESS THAN $100,000

    4.00% or less                              $ 2,581               $ 104                $ -             $ 4             $ 2,689
    4.01% - 5.00%                               54,800               4,556              3,239          17,127              79,722
    5.01% - 6.00%                              108,271              91,529             93,528          52,373             345,701
    6.01% - 7.00%                                9,760               6,464             40,078          22,706              79,008
    7.01% or more                                  234                   -                  -             100                 334
                                         --------------      --------------      -------------     -----------     ---------------
                                               175,646             102,653            136,845          92,310             507,454
BALANCES GREATER OR EQUAL TO  $100,000

    4.00% or less                                  104                   -                  -               -                 104
    4.01% - 5.00%                               12,609                   -                160           5,934              18,703
    5.01% - 6.00%                               29,449              25,322             30,697          11,224              96,692
    6.01% - 7.00%                                3,554               2,060             13,373           5,010              23,997
    7.01% or more                                    -                 200                  -             100                 300
                                         --------------      --------------      -------------     -----------     ---------------
                                                45,716              27,582             44,230          22,268             139,796
                                         --------------      --------------      -------------     -----------     ---------------

TOTAL                                        $ 221,362           $ 130,235          $ 181,075       $ 114,578           $ 647,250
                                         ==============      ==============      =============     ===========     ===============

        Borrowings. The twelve district banks which comprise the FHLB System function as a source of credit to member associations. The Company may apply for advances from the FHLB secured by the capital stock of the FHLB owned by the Company and certain of the Company's loans and other assets. Advances can be requested for any business purpose in which the Company is authorized to engage. In granting advances, the FHLB considers a member's creditworthiness and other relevant factors. At December 31, 1997, the Company had an approved line of credit with the FHLB with a maximum advance of up to 35% of total assets (of which 25% may be secured by mortgage collateral and 10% may be secured by investment securities). At December 31, 1997, the Company had one $40.0 million FHLB advance outstanding, which had an interest rate of 5.95% which matures in June 1998.

INTEREST RATE RISK MANAGEMENT

        The objective of interest rate risk management is to stabilize the Company's net interest income ("NII") while limiting the change in its net portfolio value ("NPV") from interest rate fluctuations. The Company seeks to achieve this objective by matching its interest sensitive assets and liabilities, and maintaining the maturity and repricing of these assets and liabilities at appropriate levels given the interest rate environment. When the amount of rate-sensitive liabilities exceeds rate-sensitive assets within specified periods, the NII generally will be negatively impacted by increasing interest rates and positively impacted by decreasing interest rates during such periods. Conversely, when the amount of rate-sensitive assets exceeds the amount of rate-sensitive liabilities within specified periods, net interest income generally will be positively impacted by increasing interest rates and negatively impacted by decreasing interest rates during such periods. The speed and velocity of the repricing of assets and liabilities will also contribute to the effects on NII.

        The Company utilizes two methods for measuring interest rate risk, gap analysis and interest rate simulations. Gap analysis focuses on measuring absolute dollar amounts subject to repricing within certain periods of time, particularly the one-year maturity horizon.

        Interest rate simulations provide the Company with an estimate of both the dollar amount and percentage change in NII under various interest rate scenarios. All assets and liabilities are subjected to tests of up to 400 basis points in increases and decreases in interest rates. Under each interest rate scenario, the Company projects its net interest income and the NPV of its current balance sheet. From these results, the Company can then develop alternatives to dealing with the tolerance thresholds.

        During 1995, the Company initiated certain measures to reduce interest rate risk. These measures included the sale of approximately $110.0 million in fixed rate assets and the purchase of a $450.0 million interest rate cap on the liability base subject to reprice within a six-month period. During 1996, the Company continued to reduce interest rate risk exposure by making additional fixed rate loan sales of approximately $35.0 million and sales of single family 11th DCOFI-indexed loans of approximately $45.0 million. The Company also extended the duration of its liability base from six to nine months during the course of 1996. During 1997, the Company continued to reduce its interest risk exposure by selling its fixed-rate investment securities and extending the duration of its liability base through the use of advances from the FHLB.

        Since 1995, the Company has been utilizing interest rate floors to mitigate the risk of interest margin compression on its new loans in a decreasing interest rate environment. Typically, these floors represent the rate at underwriting. Additionally, on most new income property loans, the Company utilizes interest rate caps. These caps are life caps and are usually five points above the rate at underwriting or at an amount that would still allow for one-to-one debt service coverage at the maximum rate, thereby reducing the likelihood of borrower default in a rising interest rate environment. The risk to the Company that is associated with the interest rate caps is that interest rates will exceed the maximum loan rates on such loans, and while the Company's cost of funds continues to rise, the interest income derived from these loans will be fixed, resulting in an overall compression on net interest income.

        The following table sets forth information concerning sensitivity of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 1997. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual maturities of the assets and liabilities, except that adjustable-rate loans are included in the period in which they are first scheduled to adjust and not in the period in which they mature. Such assets and liabilities are classified by the earlier of maturity or repricing date (dollars are in thousands).


                                                          Over Three   Over Six    Over One
                                               Three       Through     Through        Year         Over
                                               Months        Six        Twelve       Through       Five
                                              Or less       Months      Months      Five years     Years       Total
                                             ---------    ---------    ---------    ---------    ---------   ---------
INTEREST-EARNING ASSETS
    Cash and cash equivalents                $  42,250    $      --    $      --    $      --    $      --   $  42,250
    Investments and FHLB Stock                   7,791           --           --           --           --       7,791
    Loans (1)                                  464,655      179,330       51,361       41,255      122,101     858,702
                                             ---------    ---------    ---------    ---------    ---------   ---------
        Total interest-earning assets        $ 514,696    $ 179,330    $  51,361    $  41,255    $ 122,101   $ 908,743
                                             =========    =========    =========    =========    =========   =========

INTEREST-BEARING LIABILITIES
    Deposits
        Non-certificates of deposit (2)      $ 105,812    $      --    $      --    $      --    $      --   $ 105,812
        Certificates of deposit                212,796      175,120      276,348       29,425           --     693,689
    FHLB advances                                   --       40,000           --           --           --      40,000
    Senior Notes                                    --           --           --           --       40,000      40,000
                                             ---------    ---------    ---------    ---------    ---------   ---------
        Total interest-bearing liabilities   $ 318,608    $ 215,120    $ 276,348    $  29,425    $  40,000   $ 879,501
                                             =========    =========    =========    =========    =========   =========

        Interest rate sensitivity gap        $ 196,088    $ (35,790)   $(224,987)   $  11,830    $  82,101   $  29,242
        Cumulative interest rate
          sensitivity gap                    $ 196,088    $ 160,298    $ (64,689)   $ (52,859)   $  29,242   $  29,242
        Cumulative interest rate
          sensitivity gap as a percentage
          of total interest-earning assets        21.6%        17.6%        (7.1%)       (5.8%)        3.2%        3.2%

---------------

(1)     Balances include nonaccrual loans of $15.4 million at December 31, 1997.

(2)     Includes checking/NOW, passbook and money market accounts.


CAPITAL ADEQUACY

        At December 31, 1997, the Company's stockholders' equity amounted to $42.3 million or 4.56% of total assets. At December 31, 1997, the Bank was in compliance with all applicable regulatory capital requirements and qualified as a "well-capitalized" association under applicable laws and regulations. For information relating to the Bank's compliance with these requirements, see ITEM
1. BUSINESS - CERTAIN REGULATORY MATTERS - SAVINGS ASSOCIATION REGULATION - Regulatory Capital Requirements.


CERTAIN REGULATORY MATTERS

GENERAL

        The Company is registered with the OTS as a savings and loan holding company and is subject to regulation and examination as such by the OTS. The Bank is a member of the FHLB and its deposits are insured by the FDIC. The Bank is subject to examination and regulation by the OTS under the Home Owners' Loan Act ("HOLA") and the FDIC under the Federal Deposit Insurance Act ("FDIA") with respect to most of its business activities, including, among others, lending activities, capital standards, general investment authority, deposit-taking and borrowing authority, mergers and other business combinations, establishment of branch offices, and permitted subsidiary investment and activities. The effect of the statutes, regulations and other pronouncements and policies which govern the operations and activities of the Company and the Bank can be significant, cannot be predicted with a high degree of certainty and can change over time. Moreover, such statutes, regulations and other pronouncements and policies are intended to protect depositors and the insurance funds administered by the FDIC, and not stockholders or holders of indebtedness which is not insured by the FDIC.

        The following sections should be read in conjunction with MANAGEMENT'S DISCUSSION and NOTES L and M of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. The description of the statutes and regulations applicable to the Company and the Bank set forth below and elsewhere herein do not purport to be complete descriptions of such statutes and regulations and their effects on the Company and the Bank. Such descriptions also do not purport to identify every statute and regulation that may apply to the Company or the Bank.

SAVINGS AND LOAN HOLDING COMPANY REGULATION

       General. The Company is registered as a savings and loan holding company under the HOLA and is subject to OTS regulation, examination, supervision and reporting requirements. Because the Company has only one savings association subsidiary, it is known as a "unitary" savings and loan holding company.

       Activities Restrictions. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the savings association subsidiary of a unitary holding company fails to meet the qualified thrift lender ("QTL") test (see SAVINGS ASSOCIATION REGULATION - Qualified Thrift Lender Test), then such unitary holding company is subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings association subsidiary requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company.

       Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association may commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, upon prior notice to, and no objection by the OTS, other than: (i) furnishing or performing management services for a subsidiary savings association; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association; (iv) holding or managing properties used or occupied by a subsidiary savings association; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

       Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the OTS, (i) control of any other savings association or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company.

SAVINGS ASSOCIATION REGULATION

        Qualified Thrift Lender Test. Any savings association that does not meet the QTL test set forth in the HOLA and complementary regulations must either convert to a national bank charter or be subject to restrictions specified in the OTS regulations. Any such savings association that does not become a bank would be: (i) prohibited from making any new investment or engaging in activities that would not be permissible for national banks; (ii) prohibited from establishing any new branch office in a location that would not be permissible for a national bank in the association's home state; (iii) ineligible to obtain new advances from any FHLB; and (iv) subject to limitations on the payment of dividends comparable to the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings association ceases to be a QTL, the savings association would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. A savings association may requalify as a QTL if it thereafter complies with the QTL test.

        Any savings association is a QTL if (i) it qualifies as a domestic building and loan association under Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended ("Code") (which generally requires that at least 60% of the association's assets constitute housing-related and other qualifying assets), or (ii) at least 65% of the association's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in at least nine out of every 12 months. At December 31, 1997, the Bank was in compliance with the QTL test.

        Deposit Insurance. The FDIC administers two separate deposit insurance funds. The Bank Insurance Fund ("BIF") generally insures the deposits of commercial banks, and the SAIF generally insures the deposits of savings associations.

       Under FDIC regulations, associations are assigned to one of three capital groups for insurance premium purposes - "well capitalized," "adequately capitalized" and "undercapitalized" - which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIA, as discussed under- Prompt Corrective Action Rules below. These three groups are then divided into subgroups which are based on supervisory evaluations by the association's primary federal regulator, resulting in nine assessment classifications. Effective January 1, 1997, assessment rates for SAIF-insured associations range from 0% of insured deposits for well-capitalized associations with minor supervisory concerns to .27% of insured deposits for undercapitalized associations with substantial supervisory concerns. In addition, an additional assessment of 6.4 basis points and 1.3 basis points will be added to the regular SAIF-assessment and to the regular BIF-assessment, respectively, until December 31, 1999 in order to cover Financing Corporation debt service payments.

       Both the SAIF and the BIF are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF has achieved the required reserve ratio, and as a result, the FDIC reduced the average deposit insurance premium paid by BIF-insured banks to a level substantially below the average premium previously paid by savings associations. Banking legislation was enacted September 30, 1996 to eliminate the premium differential between SAIF-insured associations and BIF-insured associations. The legislation provided that all insured depository associations with SAIF-assessable deposits as of March 31, 1995 pay a special one-time assessment to recapitalize the SAIF. Pursuant to this legislation, the FDIC promulgated a rule that established the special assessment necessary to recapitalize the SAIF at 65.7 basis points of SAIF-assessable deposits held by affected associations as of March 31, 1995. Based upon its level of SAIF deposits as of March 31, 1995, the Company paid a special assessment of $3.8 million. The assessment was accrued in the quarter ended September 30, 1996.

        Another component of the SAIF recapitalization plan provides for the merger of the SAIF and the BIF on January 1, 1999, provided that no insured depository association is a savings association on that date. If legislation is enacted which requires the Bank to convert to a bank charter, the Company would become a bank holding company subject to the more restrictive activity limits imposed on bank holding companies unless special grandfather provisions are included in such legislation. Based on its present activities, the Company does not believe that its activities would be materially affected if it was required to become a bank holding company.

        Enforcement and Termination of Deposit Insurance. The OTS' enforcement authority over savings associations and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders, to initiate removal and prohibition orders against officers, directors and certain other association-affiliated persons, and to appoint a conservator or receiver for savings associations under appropriate circumstances. In general, these enforcement actions may be initiated for violations of laws and regulations, violations of cease and desist orders and "unsafe or unsound" conditions or practices, which are not limited to cases of inadequate capital.

        The FDIC has authority to recommend that the OTS take authorized enforcement action with respect to any savings associations. If the OTS does not take the recommended action or provide an acceptable plan for addressing the FDIC's concerns within 60 days after the receipt of the recommendation from the FDIC, the FDIC may take such action if the FDIC Board of Directors determines that the association is in an unsafe or unsound condition or that failure to take such action will result in the continuation of unsafe or unsound practices in conducting the business of the association. The FDIC may also take action prior to the expiration of the 60-day time period in exigent circumstances after notifying the OTS.

        The FDIC may terminate the deposit insurance of any insured depository association if the FDIC determines, after a hearing, that the association has engaged or is engaging in unsafe or unsound practices which, as with the OTS' enforcement authority, are not limited to cases of capital inadequacy, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation or order or any condition imposed in writing by the FDIC. In addition, FDIC regulations provide that any insured association that falls below a 2% minimum leverage ratio (see below) will be subject to FDIC deposit insurance termination proceedings unless it has submitted, and is in compliance with, a capital plan with its primary federal regulator and the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process if the association has no tangible capital. The FDIC is additionally authorized by statute to appoint itself as conservator or receiver of an insured association (in addition to the powers of the association's primary federal regulatory authority) in cases, among others and upon compliance with certain procedures, of unsafe or unsound conditions or practices or willful violations of cease and desist orders.

       Transactions with Affiliates. Under HOLA, all transactions between and among a savings association and its affiliates, which include holding companies, are subject to Sections 23A and 23B of the Federal Reserve Act. Generally, these requirements limit these transactions to a percentage of the savings association's capital and require all of them to be on terms at least as favorable to the association as transactions with non-affiliates. In addition, a savings association may not lend to any affiliate engaged in non-banking activities not permissible for a bank holding company or acquire shares of any affiliate that is not a subsidiary. The OTS is authorized to impose additional restrictions on transactions with affiliates if necessary to protect the safety and soundness of a savings association. The OTS regulations also set forth various reporting requirements relating to transactions with affiliates.

       Extensions of credit by a savings association to executive officers, directors and principal shareholders are subject to Section 22(h) of the Federal Reserve Act, which, among other things, generally prohibits loans to any such individual where the aggregate amount exceeds an amount equal to 15% of an association's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral.

        FHLB System. As a member of the FHLB system, the Bank is required to own capital stock in its regional FHLB, the FHLB of San Francisco, in a minimum amount determined at the end of each year based on the greater of (i) 1.0% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations, (ii) 5.0% of its outstanding borrowings from the FHLB of San Francisco, or (iii) 0.3% of its total assets. The Company was in compliance with this requirement, with an investment of $7.2 million in FHLB stock, at December 31, 1997. The FHLB of San Francisco serves as a reserve or central bank for the member institutions within its assigned region, the Eleventh FHLB District. It makes advances to members in accordance with policies and procedures established by the Federal Housing Finance Board and the Board of Directors of the FHLB of San Francisco.

        Federal Reserve System. The Federal Reserve Board requires all depository associations to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts for savings associations) and non-personal time deposits. At December 31, 1997, the Company was in compliance with its reserve requirements.

        Liquidity. OTS regulations currently require a savings association to maintain a monthly average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances and specified United States Government, state or federal agency obligations) equal to at least 4.00% of the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar month. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4.00% to 10.00% of such accounts and borrowings depending upon economic conditions and the deposit flows of member associations. Monetary penalties may be imposed for failure to meet this liquidity ratio requirement. The Company's liquidity for the calculation period ended December 31, 1997, was 4.74%, which exceeded the applicable requirements.

        Community Reinvestment Act. Under the Community Reinvestment Act ("CRA") a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA also requires the OTS to assess an association's performance in meeting the credit needs of its delineated communities, as part of its examination of the association, and to take such assessments into consideration in reviewing applications with respect to branches, mergers and other business combinations, and savings and loan holding company acquisitions. An unsatisfactory CRA rating may be the basis for denying such an application and community groups have successfully protested applications on CRA grounds. The OTS assigns CRA ratings of "outstanding", "satisfactory", "needs to improve" or "substantial noncompliance". The Bank was rated "satisfactory" in its most recent CRA examination (April 1996).

        Regulatory Capital Requirements. HOLA and the capital regulations of the OTS promulgated thereunder ("Capital Regulations") impose three capital requirements on savings associations, including a "core capital requirement", a "tangible capital requirement" and a "risk-based capital requirement".

        Under the core capital requirement, a savings association must maintain "core capital" of not less than 3.0% of adjusted total assets. "Core Capital" generally includes common stockholders' equity, noncumulative perpetual preferred stock, including any related surplus, and minority interests in the equity accounts of fully consolidated subsidiaries. The amount of an association's core capital is, in general, calculated in accordance with generally accepted accounting principles ("GAAP"), but with certain exceptions. Among other exceptions, adjustments to an association's GAAP equity accounts that are required pursuant to FASB 115 to reflect changes in market value of certain securities held by the association that are categorized as "available-for-sale" are not to be included in the calculation of core capital for regulatory capital purposes. Intangible assets (not including purchased mortgage servicing rights, certain mortgage servicing rights with respect to originated loans and purchased credit card relationships) must be deducted from core capital. With certain exceptions, equity investments, including equity investments in real estate, and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio, must also be deducted from capital. Core capital may include purchased mortgage servicing rights, certain mortgage servicing rights with respect to originated loans and purchased credit card relationships, subject to certain limitations.

        Under the tangible capital requirement, a savings association must maintain "tangible capital" in an amount not less than 1.5% of adjusted total assets. "Tangible capital" means core capital less any intangible assets (including supervisory goodwill), plus purchased mortgage servicing rights, and certain mortgage servicing rights with respect to originated loans, subject to certain limitations.

        Under the risk-based capital requirement, a savings association must maintain "total capital" equal to 8.0% of risk-weighted assets. "Total capital" consists of core capital and supplementary capital. Supplementary capital includes, among other things, certain types of preferred stock and subordinated debt and, subject to certain limitations, general reserves up to 1.25% of risk-weighted assets. A savings association's supplementary capital may be used to satisfy the risk-based capital requirements only to the extent of that association's core capital. Risk-weighted assets are the assets of the association (including certain off-balance sheet items, including letters of credit, and loans or other assets sold with subordination or recourse arrangements) adjusted to reflect the degree of credit risk deemed to be associated with such assets, ranging from 0% for low-risk assets such as U. S. Government securities and GNMA securities to 100% for various types of loans and other assets deemed to be higher risk. Single family mortgage loans having loan-to-value ratios not exceeding 80% and meeting certain additional criteria, as well as certain multi-family residential mortgage loans, qualify for a 50% risk-weighted treatment.

        The risk-based capital rules of the OTS, FDIC and other federal banking agencies provide that an association must hold capital in excess of regulatory minimums to the extent that examiners find either (i) significant exposure to concentration of credit risk such as risks from higher interest rates, prepayments, significant off-balance sheet items (especially standby letters of credit), or risks arising from nontraditional activities or (ii) that the association is not adequately managing these risks. For this purpose, however, the agencies have stated that, in view of the statutory requirements relating to permitted lending and investment activities of savings associations, the general concentration by such associations in real estate lending activities would not, by itself, be deemed to constitute an exposure to concentration of credit risk that would require greater capital levels.

       The following table summarizes the regulatory capital requirements under HOLA for the Bank at December 31, 1997. As indicated in the table, the Bank's capital levels exceeded all three of the minimum HOLA capital requirements (dollars are in thousands).


                                 TANGIBLE CAPITAL                      CORE CAPITAL                    RISK-BASED CAPITAL
                           ----------------------------         ----------------------------        ----------------------------
                            BALANCE              %               BALANCE              %              BALANCE               %
                           ---------        -----------         ---------        -----------        ---------        -----------
Stockholders' equity       $  69,906                            $  69,906                           $  69,906
Adjustments
    General reserves              --                                   --                               8,554
    Unrealized gains              (6)                                  (6)                                 (6)
                           ---------        -----------         ---------        -----------        ---------        -----------

Regulatory capital            69,900               7.55%           69,900               7.55%          78,454              11.48%
Required minimum              13,887               1.50            27,773               3.00           54,679               8.00
                           ---------        -----------         ---------        -----------        ---------        -----------

Excess capital             $  56,013               6.05%        $  42,127               4.55%       $  23,775               3.48%
                           =========        ===========         =========        ===========        =========        ===========

Adjusted assets (1)        $ 925,783                            $ 925,783                           $ 683,491
                           =========                            =========                           =========

-----------------------

(1) The term "adjusted assets" refers to (i) the term "adjusted total assets" as defined in 12 C.F.R. Section 567.1 (a) for purposes of tangible and core capital requirements, and (ii) the term "risk-weighted assets" as defined in 12 C.F.R. Section 567.5 (d) for purposes of the risk-based capital requirements.

       In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an association with a greater than "normal" level of interest rate risk is subject to a deduction of its interest rate risk component from total capital for purposes of calculating its risk-based capital. As a result, such an association is required to maintain additional capital in order to comply with the risk-based capital requirement. The final rule was originally to be effective as of January 1, 1994; however, its effectiveness has been delayed several times. In August 1995, the OTS issued Thrift Bulletin No. 67, which allows eligible associations to request an adjustment to their interest rate risk component as calculated by the OTS, or to request to use their own models to calculate their interest rate component. The OTS also indicated that it will continue to delay the effectiveness of its interest rate risk rule requiring associations with above normal interest rate risk exposure to adjust their regulatory capital requirement until new procedures are implemented and evaluated.

        Prompt Corrective Action Rules. Under federal law, each federal banking agency has implemented a system of prompt corrective action for associations which it regulates. Under OTS regulations for prompt corrective action ("PCA Rules"), an association is deemed to be (i) "well-capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal law authorizes the OTS to reclassify a well capitalized association as adequately capitalized and may require an adequately capitalized association or an undercapitalized association to comply with supervisory actions as if it were in the next lower category (except that the OTS may not reclassify a significantly undercapitalized association as critically undercapitalized).

        As of December 31, 1997, the most recent notification from the OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. The Bank's actual capital amounts and ratios and the capital amounts and ratios required in order for an association to be well capitalized and adequately capitalized are presented in the table below.


                                                                     TO BE CATEGORIZED AS           TO BE CATEGORIZED AS
                                                                     ADEQUATELY CAPITALIZED           WELL CAPITALIZED
                                              ACTUAL                    UNDER PCA RULES               UNDER PCA RULES
                                      ---------------------          ---------------------         ---------------------
                                      AMOUNT          RATIOS         AMOUNT           RATIOS       AMOUNT          RATIOS
                                      -------         -----          -------          ----         -------         -----
AS OF DECEMBER 31, 1997
    Total Capital
    (to Risk Weighted Assets)         $78,454         11.48%         $54,679          8.00%        $68,349         10.00%
    Core Capital
    (to Adjusted Tangible Assets)      69,900          7.55%          27,773          3.00%         46,289          5.00%
    Tangible Capital
    (to Adjusted Tangible Assets)      69,900          7.55%          13,887          1.50%         N/A             N/A
    Tier 1 Capital
    (to Risk Weighted Assets)          69,900         10.23%          N/A             N/A           41,009          6.00%

        Under the PCA Rules, an association that is deemed to be undercapitalized must submit a capital restoration plan and is subject to mandatory restrictions on capital distributions (including cash dividends) and management fees, increased supervisory monitoring by the OTS, growth restrictions, restrictions on certain expansion proposals and capital restoration plan submission requirements. If an association is deemed to be significantly undercapitalized, all of the foregoing mandatory restrictions apply, as well as a restriction on compensation paid to senior executive officers. Furthermore, the OTS must take one or more of the following actions:
(i) require the association to sell shares (including voting shares) or obligations; (ii) require the association to be acquired or merged (if one or more grounds for the appointment of a conservator or receiver exists); (iii) implement various restrictions on transactions with affiliates; (iv) restrict interest rates on deposits; (v) impose further asset growth restrictions or asset reductions; (vi) require the association or subsidiary to alter, reduce, or terminate activities considered risky; (vii) order a new election of directors; (viii) dismiss directors and/or officers who have held office more than 180 days before the association became undercapitalized; (ix) require the hiring of qualified executives; (x) prohibit correspondent bank deposits; (xi) require the association to divest or liquidate a subsidiary in danger of insolvency or a controlling company to divest any affiliate that poses a significant risk, or is likely to cause a significant dissipation of assets or earnings; (xii) require a controlling company to divest the association if it improves the association's financial prospects; or (xiii) require any other action the OTS determines fulfills the purposes of the PCA Rules.

        The OTS may also impose on significantly undercapitalized associations one or more of the mandatory restrictions applicable to critically undercapitalized associations. The restrictions require prior regulatory approval for any material transaction, to extend credit on a highly leveraged transaction, to adopt charter or bylaws amendments, to make material accounting changes, to engage in covered transactions with affiliates, to pay excessive compensation, or to pay higher interest on new or renewing liabilities. A critically undercapitalized association may not, beginning 60 days after becoming critically undercapitalized, make any principal or interest payments on subordinated debt not outstanding on July 15, 1991. The OTS is required, not later than 90 days after a savings association becomes critically undercapitalized to either (i) appoint a conservator or receiver or (ii) take such other actions it determines would better achieve the purpose of the PCA Rules. In any event, the OTS is required to appoint a receiver within 270 days after the association becomes critically undercapitalized unless (i) with the concurrence of the FDIC, the OTS determines the association has a positive net worth, has been in substantial compliance with an approved capital restoration plan, is profitable or has an upward trend in earnings which the OTS finds is substantial, and is reducing the ratio of nonperforming loans to total loans and
(ii) the Director of the OTS and the Chairman of the FDIC both certify that the association is viable and not expected to fail.

        Dividends and Other Capital Distributions. OTS regulations impose limitations on "capital distributions" by savings associations. Distributions are defined to include, among other things, cash dividends and payments for the repurchase or retirement of shares. The OTS retains the authority to prohibit any capital distribution otherwise authorized under the regulation if the OTS determines that the capital distribution would constitute an unsafe or unsound practice. The regulation also states that the capital distribution limitations apply to direct and indirect distributions to affiliates, including those occurring in connection with corporation reorganizations.

        A savings association that meets its capital requirements may make capital distributions without prior OTS approval during a calendar year of up to the greater of (i) 100% of its net income during the calendar year, plus the amount that would reduce by not more than one-half its "surplus capital ratio" at the beginning of the calendar year (the amount by which the association's actual capital exceeded its capital requirements at that date) or (ii) 75% of its net income over the most recent four-quarter period. An association that does not meet its minimum regulatory capital requirements immediately prior to or on a pro forma basis after giving effect to a proposed capital distribution is not authorized to make any capital distributions unless it received prior written approval from the OTS or the distributions are in accordance with the express terms of an approved capital plan.

        Savings associations generally are required to provide 30 days advance notice of any proposed dividend. Any dividend declared within the notice period, or without giving the prescribed notice, is invalid.

        On December 5, 1994, the OTS published a notice of proposed rulemaking to amend its capital distribution regulation. Under the proposal, savings associations would be permitted to only make capital distributions that would not result in their capital being reduced below the level required to remain "adequately capitalized" as defined in the PCA Rules. The Bank would continue to be required to provide notice to the OTS of its intent to make a capital distribution.

        Loans to One Borrower Limitation. With certain limited exceptions, the maximum amount that a savings association may lend to one borrower (including certain entities related to such borrower) is an amount equal to 15% of the association's unimpaired capital and unimpaired surplus, plus an additional 10% for loans fully secured by readily marketable collateral. Real estate is not included within the definition of readily marketable collateral for this purpose. Pursuant to the current regulation, the maximum amount which the Bank could have loaned to any one borrower (and related entities) under the general OTS loans to one borrower limit was $11.9 million as of December 31, 1997.

        Other Lending Standards. The OTS and the other federal banking agencies have jointly adopted uniform rules on real estate lending and related Interagency Guidelines for Real Estate Lending Policies. The uniform rules require that associations adopt and maintain comprehensive written policies for real estate lending. The policies must reflect consideration of the Interagency Guidelines and must address relevant lending procedures, such as loan-to-value limitations, loan administration procedures, portfolio diversification standards and documentation, approval and reporting requirements. Although the final rule did not impose specific maximum loan-to-value ratios, the related Interagency Guidelines state that such ratio limits established by individual associations' board of directors should not exceed levels set forth in the Guidelines, which range from a maximum of 65% for loans secured by raw land to 85% for improved property. No limit is set for single family residence loans, but the Guidelines state that such loans exceeding a 95% loan-to-value ratio should have private mortgage insurance or some other form of credit enhancement. The Guidelines further permit a limited amount of loans that do not conform to these criteria.


TAXATION

FEDERAL

       The Company and the Bank currently file, and expect to continue to file, a consolidated federal income tax return based on a fiscal year ended September
30. Consolidated returns have the effect of eliminating inter-company transactions, including dividends, from the computation of taxable income.

       For taxable years beginning prior to January 1, 1996, a savings association such as the Company that met certain definitional tests relating to the composition of its assets and the sources of its income (a "qualifying savings association") was permitted to establish reserves for bad debts and to claim annual tax deductions for additions to such reserves. A qualifying savings association was permitted to make annual additions to such reserves based on the association's loss experience under the "experience method". Alternatively, a qualifying savings association could elect, on an annual basis, to use the "percentage of taxable income" method to compute its addition to its bad debt reserve on qualifying real property loans (generally, loans secured by an interest in improved real estate). The percentage of taxable income method permitted the association to deduct a specified percentage (8%) of its taxable income before such deduction, regardless of the association's actual bad debt experience, subject to certain limitations. In fiscal years 1997, 1996 and 1995, the Company utilized the experience method because that method produced a greater deduction than the percentage method.

       On August 20, 1996, President Clinton signed the Small Business Job Protection Act (the "Act") into law. One provision of the Act repealed the reserve method of accounting for bad debts for savings associations effective for taxable years beginning after 1995 and provided for recapture of a portion of the reserves existing at the close of the last taxable year beginning before January 1, 1996. For its tax years beginning on or after January 1, 1996, a savings association will be required to account for its bad debts under the specific charge-off method. Under this method, deductions may be claimed only as and to the extent that loans become wholly or partially worthless. A savings association will be required to recapture its "applicable excess reserves," which are its federal tax bad debt reserves in excess of the base year reserve amount, which are generally the balance of reserves as of December 31, 1987. The Company does not have applicable excess reserves and thus will not be subject to the recapture provisions. The base year reserves will continue to be subject to recapture if: (1) the Company fails to qualify as a "bank" for federal income tax purposes, (2) certain distributions are made with respect to the stock of the Company, (3) the bad debt reserves are used for any purpose other than to absorb bad debt losses or (4) there is a change in federal tax law. The enactment of this legislation is expected to have no material impact on the Company's operations or financial position.

       In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," a deferred tax liability has not been recognized for the tax bad debt base year reserves of the Company. At December 31, 1997, the amount of those reserves was approximately $21.3 million. This reserve could be recognized in the future under the conditions described in the preceding paragraph.

        Corporations, including qualifying savings associations, are subject to an alternative minimum tax in addition to the regular corporate income tax. This 20% tax is computed based on the Company's taxable income (with certain adjustments), as increased by its tax preference items and applies only if this tax is larger than its regular tax. The adjustments include an addition to taxable income of an amount equal to 75% of the excess of the Company's "adjusted current earnings" over its regular taxable income. The tax preference items common to savings associations include the excess, if any, of its annual tax bad debt deduction over the deduction that would have been available under the experience method. The Company did not incur a minimum tax liability in 1996 (as computed for federal income tax purposes).

        For additional information regarding taxation, see NOTE I of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

STATE

        The California franchise tax applicable to the Company is a variable-rate tax. This rate is computed under a formula that results in a rate higher than the rate applicable to nonfinancial corporations because it includes an amount "in lieu" of local personal property and business license taxes paid by such corporations (but not paid by banks or financial institutions such as the Company). For the taxable years 1997 and 1996, the maximum rate was set at approximately 11%. Under California regulations, financial corporations are permitted to claim bad debt deductions using a reserve method, with the reserve level being determined by past experience or current facts and circumstances.


RISK FACTORS

ASSET QUALITY

        At December 31, 1997, the Company's nonperforming assets amounted to $20.7 million, or 2.2% of total assets, and consisted of $10.8 million of loans which were 90 days or more past due ("nonperforming loans") and $9.9 million of real estate acquired by foreclosure or deed-in-lieu thereof, net of writedowns and reserves ("real estate owned"). In addition to its nonperforming assets, at December 31, 1997, the Company had (1) $4.4 million of loans which were delinquent 30 to 89 days, which the Company placed on nonaccrual status as a matter of policy, and (2) $36.0 million of performing loans, which the Company had classified as substandard or lower in accordance with OTS regulations because they were TDRs or contained one or more defined weaknesses, of which $0.2 million were on nonaccrual status. The Company's $61.1 million of classified assets at December 31, 1997 were primarily attributable to loans originated during the late 1980s and early 1990s by prior management of the Company, which generally emphasized loans to construct single-family residential tract developments, individual single-family residences and apartment buildings, as well as permanent loans secured by the properties built with the Company's construction loans. For a variety of reasons, including the Company's prior underwriting practices, management of the Company believes that the loans originated by the Company prior to 1995 generally involve greater risk of loss than the loans originated by the Company thereafter. Management of the Company has devoted, and continues to devote, substantial time and resources to the identification, collection and workout of the Company's problem assets, which has resulted in a significant decrease in the Company's nonperforming assets from a high of $151.2 million, or 17.2% of total assets, at December 31, 1993. There can be no assurance, however, that the Company's nonperforming assets will not increase in future periods, either as a result of (1) loans in the Company's loan portfolio originated prior to 1995 or (2) loans in such portfolio originated subsequent to such date, which generally have performed in accordance with their terms but involve the risks set forth under "NEW BUSINESS GENERATION- ASSET QUALITY" above and have not been outstanding long enough to be considered mature, seasoned loans.

ADEQUACY OF ALLOWANCES FOR LOSSES

        The Company believes that it has established adequate allowances for losses for its loan portfolio and real estate owned, which respectively amounted to $13.3 million, or 1.6%, of net loans (exclusive of the allowance for loan losses) and $2.6 million, or 20.6% of gross real estate owned at December 31, 1997. Notwithstanding the foregoing, material future additions to the allowance for loan losses may be necessary due to changes in economic conditions, the performance of the Company's loan portfolio, particularly loans originated after 1994, and increases in loans. Future additions to the allowance for losses on real estate owned may be necessary to reflect changes in the economics and markets for real estate in which the Company's real estate owned is located and other factors which may result in adjustments which are necessary to ensure that the Company's real estate owned is carried at the lower cost or fair value, less estimated costs to dispose of the properties. In addition, the OTS, as an integral part of its examination process, periodically reviews the Company's allowances for losses and the carrying values of its assets. The Company was most recently examined by the OTS in this regard as of June 30, 1997. Increases in the provision for losses on loans and real estate owned would adversely affect the Company's results of operations. See "NEW BUSINESS GENERATION- ASSET QUALITY"

LIMITATIONS ON USE OF TAX LOSS CARRYFORWARDS

        As of December 31, 1997, the Company had federal net operating loss carryforwards of $12.5 million which expire in 2010 through 2011 and may be used to reduce taxable income of the Company in future years. The Company also has federal alternative minimum tax credit carryforwards of $1.0 million as of December 31, 1997. In addition, at the same date the Company had state net operating loss carryfowards of $4.2 million and $8.1 million which expire in 2000 and 2001, respectively. The Company's net operating loss and alternative minimum tax credit carryforwards would be subject to significant limitation under Section 382 of the Code, if the Company underwent an ownership change (as defined below, and "Ownership Change"). In event of an Ownership Change, Section 382 of the Code imposes an annual limitation on the amount of taxable income a corporation may offset with net operating losses, credit carryforwards and certain recognized built-in-losses. The limitation imposed by Section 382 of the Code for any post-change year would be determined by multiplying the value of the Company's stock (including both Common Stock and Preferred Stock) outstanding at the time of Ownership Change by the applicable long-term tax exempt rate (which was 5.23% for December 1997). Any unused annual limitation may be carried over to later years, and the limitation may under certain circumstances be increased by the built-in gains in assets held by the Company at the time of the change that are recognized in the five-year period after the change. Under current conditions, if an Ownership Change were to occur, the Company's annual net operating loss utilization would be limited to a maximum of approximately $3.3 million.

        The Company would undergo an Ownership Change if, among other things, the stockholders who own or have owned, directly or indirectly, 5% or more of the Common Stock or are otherwise treated as 5% stockholders or a "higher tier entity" under Section 382 of the Code and the regulations promulgated thereunder ("5% Stockholders") increase their aggregate percentage ownership of such stock by more than 50 percentage points over the lowest percentage of such stock owned by such stockholders at any time during a specified testing period (generally the preceding three years). Because events which are beyond the control of the Company could result in an Ownership Change, there can be no assurance that an Ownership Change will not occur in the future and thereby limit the

Company's ability to utilize its net operating loss carryforwards to reduce taxable income in future periods. For a description of the possible limitations on the ability of the Company to utilize its remaining income tax benefits, see "OPERATING RESULTS" below.

INTEREST RATE RISK

        The Company's operating results depend to a large extent on its net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with its interest-bearing liabilities. Changes in the general level of interest rates can affect the Company's net interest income by affecting the spread between the Company's interest-earning assets and interest-bearing liabilities. This may be due to the disparate maturities or period to repricing of the Company's interest-earning assets and interest-bearing liabilities, as well as in the case of an increase in the general level of interest rates, periodic caps which limit the interest rate change on many of the Company's adjustable-rate mortgage loans. In addition to its effect on the Company's interest rate spread, changes in the general level of interest rates also affect, among other things, the ability of the Company to originate loans; the ability of borrowers to make payments on loans; the value of the Company's interest-earning assets and its ability to realize gains from the sale of such assets; the average life of the Company's interest-earning assets; the value of the Company's mortgage servicing rights; and the average life of the Company's ability to obtain deposits in competition with other available investment alternatives. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond the control of the Company. See "INTEREST RATE RISK MANAGEMENT".

ECONOMIC CONDITIONS

        The success of the Company is dependent to a certain extent upon general economic conditions, particularly in the areas of Southern California in which it conducts its business activities. Adverse changes in the economic conditions of these areas may impair the ability of the Company to collect loans and would otherwise have an adverse effect on its business, including the demand for new loans, the ability of customers to repay loans and the value of both real estate which secures its loans and its real estate owned. Moreover, earthquakes and other natural disasters could have similar effects. Although such disasters have not significantly adversely affected the Company to date, the ability of borrowers to acquire insurance for such disasters in California is severely limited. As a result, the properties which secure the Company's loans generally are not covered by such insurance.

COMPETITION

        The Company experiences substantial competition both in attracting and retaining deposits and in making loans. Its most direct competition for deposits historically has come from other thrift associations, commercial banks and credit unions doing business in its market areas in Southern California. In addition, as with all banking organizations, the Company has experienced increasing competition from nonbanking sources. For example, the Company also competes for funds with full service and discount broker-dealers and with other investment alternatives, such as mutual funds and corporate and governmental debt securities. The Company's competition for loans comes principally from other thrift associations, commercial banks, mortgage banking companies, consumer finance companies, insurance companies and other institutional lenders. A number of associations with which the Company competes for deposits and loans have significantly greater assets, capital and other resources than the Company. In addition, many of the Company's competitors are not subject to the same extensive federal regulation that governs savings and loan holding companies such as the Company and federally-chartered and federally-insured savings associations such as the Bank. As a result, many of the Company's competitors have advantages over the Company in conducting certain businesses and providing certain services.

REGULATION

        Both the Company, as a savings and loan holding company, and the Bank, as a federally-chartered savings association, are subject to significant government supervision and regulation, which is intended primarily for the protection of depositors. Statutes and regulations affecting the Company and the Bank may be changed at any time, and the interpretation of these statutes and regulations by examining authorities also is subject to change. There can be no assurance that future changes in applicable statutes and regulations or in their interpretation will not adversely affect the business of the Company. The Company is subject to regulation and examination by the OTS, and the Bank is subject to examination by the OTS, as its chartering authority and primary regulator, and by the FDIC, as the insurer of its deposits through the SAIF administered by it. There can be no assurance that the OTS or the FDIC will not, as a result of such regulation and examination, impose various requirements or regulatory sanctions upon the Company or the Bank, as applicable. In addition to governmental supervision and regulation, both the Company and the Bank are subject to changes in federal and state laws, including changes in tax laws, which could materially affect the real estate industry. See "CERTAIN REGULATORY MATTERS."

DEPENDENCE ON CHIEF EXECUTIVE OFFICER

        Scott A. Braly, President and Chief Executive Officer of the Company, has had, and will continue to have, a significant role in the development and management of the Company's business, including in particular its lending operations. The loss of his services could have an adverse effect on the Company. The Company and Mr. Braly are not parties to an employment agreement, and the Company currently does not maintain key man life insurance relating to Mr. Braly or any of its other officers.

 EMPLOYEES

        The Company employed 210 persons at December 31, 1997. Employees are not represented by a union or collective bargaining group and the Company considers its employee relations to be satisfactory. Employees are provided retirement, savings incentive and other benefits, including life, health, accident and hospital insurance.

ITEM 2.     PROPERTIES.

        As of December 31, 1997, the Company had seven leased facilities and owned the land and improvements of two branch offices. The leased facilities included its corporate headquarters, four branch offices (with respect to which the Company leased only the land), a loan production office and a warehouse. All of the properties owned or leased by the Company are in Southern California.

        The principal terms and the net book values of leasehold improvements relating to premises leased by the Company are detailed below. None of the leases contain any unusual terms and all are "net" or "triple net" leases.


                               EXPIRATION          RENEWALS              MONTHLY            SQUARE
FACILITY                       OF TERM             OPTIONS                RENTAL              FEET           NET BOOK VALUE
                               ---------        ------------           -------------      -----------        --------------
El Segundo Corporate           11/30/00            One 5-yr            $      40,092           42,202        $    785,559

Torrance Branch                12/31/01            One 5-yr                   17,036            7,343             188,451

Westlake Branch                03/31/00              None                     11,828            7,600              21,522

Manhattan Beach Branch         10/31/10           Four 5-yr                    4,590            4,590              48,357

Tarzana Branch                 01/31/00           Five 5-yr                    3,283            3,352              93,473

Warehouse                      09/30/99            One 2-yr                    2,916            6,480                   -
                                                                       -------------                       --------------
                                                                       $      79,745                       $    1,137,362
                                                                       =============                       ==============


        At December 31, 1997, the net book values of the Company's office real property and improvements owned, and furniture, fixtures and equipment were $0.8 million and $2.3 million, respectively. See NOTE F of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. The Company believes that all of the above facilities are in good condition and are adequate for the Company's present operations.

        The Company remains obligated on the lease of a discontinued branch until July 31, 2001. All current obligations under this lease are reflected under operating costs.

        The Company's lease on its Irvine loan production office expired on April 30, 1997. The Company exercised its option to extend the lease for six months and currently has a month-to-month lease.

ITEM 3.     LEGAL PROCEEDINGS.

        On September 6, 1996, the Company and the Bank were named as defendants in a class action lawsuit entitled Stanley D. Mosler and Eileen C. Mosler vs. Hawthorne Savings and Loan Association, Hawthorne Financial Corporation, et. al., filed in the Superior Court of the State of California as Case No. BC154729 (the "Action"). The plaintiffs had previously filed an individual action alleging the same matters contained in the class action complaint. Plaintiffs contend they were entitled to a notice of availability of foreclosure counseling, which they allege they did not receive, before the Bank foreclosed. Plaintiffs contend that the alleged failure to provide counseling notices and the underbidding by the Bank of the loan amount at foreclosure resulted in damages to the purported class in an amount in excess of $40 million. The Company has been named and alleged to have liability based upon its relationship as trustee on the Deed of Trust securing the Bank's loans. The Company and the Bank filed responsive pleadings to the Action alleging that the complaint is defective on its face and that the plaintiffs are not proper representatives of the purported class. The court granted the Company and Bank's motion and dismissed the plaintiffs' case. The Appellate Court heard oral argument in July 1997 and upheld the trial court's dismissal of the Action. The plaintiffs sought a review by the California Supreme Court. The Supreme Court denied plaintiff's request for review. The remaining causes of action in this lawsuit are the same as contained in the previously filed individual action. Trial in the individual action is scheduled for May 11, 1998.

        The Bank is a defendant in an action entitled Takaki vs. Hawthorne Savings and Loan Association, filed in the Superior Court of the State of California, Los Angeles, as Case No. YC021815. The plaintiffs were owners of real property which they sold in early 1992 to a third party. The Bank provided escrow services in connection with the transaction. A substantial portion of the consideration paid to the plaintiffs took the form of a deed of trust secured by another property then owned by an affiliate of the purchaser. The value of the collateral securing this deed of trust ultimately proved to be inadequate. The plaintiffs alleged that the bank knew, or should have known, that the security for the plaintiffs' loan was inadequate and should have so advised them. In late June 1997, a trial jury found for the plaintiffs and awarded compensatory and punitive damages totaling $9.1 million. In late July 1997, the trial judge reduced the combined award to $3.3 million. The plaintiffs accepted the reduced judgment. The Bank has filed a Notice of Appeal from the judgment and has posted an Appeal Bond with the court to stay plaintiffs enforcement of the judgment pending the Appellate Court's decision. Based upon its view that the law in California is unambiguous that there is no duty which attaches to escrow providers to advise parties to an escrow, the Bank believes that its position will ultimately be upheld on appeal and accordingly, that no amounts will be paid by the Bank to the plaintiffs in this matter. There can be no assurances that this will be the case, however. The defendant's appellate brief and the plaintiff's appellate brief have been filed with the Court. The defendent's response is due April 6, 1998. Thereafter, hearing for oral arguments will be scheduled by the Court.

        The Company is involved in a variety of other litigation matters. In the opinion of management, none of these cases will have a materially adverse effect on the Bank's or the Company's financial condition or operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of stockholders during the last quarter of 1997.


ITEM 4A.    EXECUTIVE OFFICERS.

        The executive officers of the Company are as follows:


    NAME            AGE      POSITION WITH THE COMPANY AND PRIOR BUSINESS EXPERIENCE
    ----            ---      -------------------------------------------------------
Scott A. Braly      44       President and Chief Executive Officer of Hawthorne
                             Financial and Hawthorne Savings since July 1993.  Director of
                             Citadel Holding Corporation and Fidelity Federal Bank from
                             April 1992 to July 1993.

Norman A. Morales   37       Executive Vice President and Chief
                             Financial Officer of Hawthorne Financial and
                             Hawthorne Savings since February 1995. Executive
                             Vice President and Chief Financial Officer of SC
                             Bancorp and Southern California Bank from July 1987
                             to January 1995.

James D. Sage       59       Senior Vice President, Corporate Secretary and General Counsel
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


    YEAR ENDED
 DECEMBER 31, 1997                                        HIGH                  LOW
                                                      ------------           ---------
First quarter                                         $     11 3/4           $   7 3/4
Second quarter                                              12 1/4               9 1/4
Third quarter                                               18                  12 1/4
Fourth quarter                                              24                  17 1/2

    YEAR ENDED
 DECEMBER 31, 1996                                        HIGH                  LOW
                                                      ------------           ---------
First quarter                                         $      5 5/8           $   4 3/8
Second quarter                                               9                   4 7/8
Third quarter                                                9 1/4               6 3/4
Fourth quarter                                               8 1/8               6 5/8


        (b)  STOCKHOLDERS

        At the close of business on February 28, 1998, the Company had 3,156,596 shares of common stock outstanding and 489 holders of record of the common stock of the Company.

        (C) DIVIDENDS

        It is the present policy of the Company to retain earnings to provide funds for use in its business. The Company has not paid cash dividends on its Common Stock during the past several years and does not anticipate doing so in the foreseeable future.

ITEM 6.     SELECTED FINANCIAL DATA.

        The selected consolidated financial data presented below at and for each of the years in the five-year period ended December 31, 1997 are derived from the audited consolidated financial statements of the Company.


                                                                          AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------------------------------
                                                       1997            1996             1995             1994            1993
                                                     ---------       ---------       ---------        ---------        ---------
BALANCE SHEET DATA
Total assets                                         $ 928,197       $ 847,195       $ 753,583        $ 743,793        $ 881,641
Cash and cash equivalents                               51,620          93,978          14,015           18,063           42,901
Investment securities                                      578          38,371          62,793           30,190           52,425
Mortgage-backed securities                                --              --              --             57,395           28,891
Loans receivable, net                                  838,251         672,401         617,328          537,020          623,450
Real estate owned, net                                   9,859          20,140          37,905           62,613           72,234
Deposits                                               799,501         717,809         698,008          649,382          829,809
Senior notes due 2004                                   40,000            --              --               --               --
Senior notes due 2000                                     --            12,307          12,006             --               --
Other borrowings                                        40,000          50,000            --             47,141             --
Stockholders' equity                                    42,319          43,922          38,966           40,827           43,949
Gross nonperforming assets (1)                          20,652          36,783          49,203           80,716          151,183
Allowance for credit losses                             13,274          13,515          15,192           21,461           46,629


STATEMENT OF OPERATIONS DATA
Interest revenues                                    $  75,616       $  65,354       $  50,994        $  49,571        $  58,798
Interest costs                                          43,825          39,960          34,486           30,443           36,692
                                                     ---------       ---------       ---------        ---------        ---------
Net interest income                                     31,791          25,394          16,508           19,128           22,106
Provision for credit losses                              5,137           6,067             472          (24,449)          (6,409)
                                                     ---------       ---------       ---------        ---------        ---------
Net interest income after provision for
     credit losses                                      26,654          19,327          16,036           43,577           28,515
Noninterest revenues, net
Operating                                                3,599           1,927           1,311            1,973            3,295
(Losses) gains on sales of securities                      (11)            248           2,954             --               --
Net gain (loss) from disposition
  of deposits and premises                                --             6,413            (117)           2,835           (4,066)
Other revenues (expenses)                                  112         (3,366)(2)          864             --               --

General and administrative costs                        22,009          21,046          20,339           23,911           21,162
(Income) loss from real estate
     operations, net                                      (229)          2,378          14,309           27,314           43,840
                                                     ---------       ---------       ---------        ---------        ---------
Total noninterest expenses                              21,780          23,424          34,648           51,225           65,002
                                                     ---------       ---------       ---------        ---------        ---------
Earnings (loss) before income tax benefit
  (expense) and extraordinary item                       8,574           1,125         (13,600)          (2,840)         (37,258)
Income tax benefit (expense)                             2,577           6,382            (617)            (123)           7,648
                                                     ---------       ---------       ---------        ---------        ---------
Earnings (loss) before extraordinary item               11,151           7,507         (14,217)          (2,963)         (29,610)
Extraordinary item                                     (1,534)(3)         --              --               --               --
                                                     ---------       ---------       ---------        ---------        ---------
Net earnings (loss)                                  $   9,617       $   7,507       $ (14,217)       $  (2,963)       $ (29,610)
                                                     =========       =========       =========        =========        =========
Net earnings (loss) available for
  Common Stock                                       $   7,162       $   5,070       $ (14,334)       $  (2,963)       $ (29,610)
                                                     =========       =========       =========        =========        =========

                                                                    AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                --------------------------------------------------------------------------
                                                   1997            1996           1995            1994           1993
                                                -----------     -----------    -----------     -----------     -----------
PER SHARE AMOUNTS
Basic earnings (loss) per share before
   extraordinary item                           $      3.02     $      1.95    $     (5.52)    $     (1.14)    $    (11.39)
Basic earnings (loss) per share after
   extraordinary item                                  2.49            1.95          (5.52)          (1.14)         (11.39)
Diluted earnings (loss) per share before
   extraordinary item                                  1.66            1.17          (5.52)          (1.14)         (11.39)
Diluted earnings (loss) per share after
   extraordinary item                                  1.37            1.17          (5.52)          (1.14)         (11.39)
Dividends per share of Common
  Stock                                                 N/A             N/A            N/A             N/A            0.50

YIELDS AND COSTS (FOR THE PERIOD)
Interest-earning assets                                9.00%           8.43%          7.62%           6.63%           6.44%
Interest-bearing liabilities                           5.44%           5.29%          5.01%           3.91%           4.12%
Interest rate spread (4)                               3.56%           3.14%          2.61%           2.72%           2.32%
Net interest margin (5)                                3.78%           3.28%          2.47%           2.56%           2.42%

PERFORMANCE RATIOS (6)
Return on average asset                                1.11%           0.93%         (1.96)%         (0.36)%         (3.09)%
Return on average common stockholders'
     equity                                           19.83%          17.75%        (47.57)%         (6.99)%        (50.80)%
Average stockholders' equity to average assets         5.60%           5.24%          4.11%           5.12%           6.08%
Efficiency ratio (7)                                  62.19%          77.03%        114.14%         113.32%          83.31%

BANK CAPITAL RATIOS (END OF PERIOD)(8)
Tangible                                               7.55%           6.27%          5.80%           5.15%           4.61%
Core                                                   7.55%           6.27%          5.80%           5.15%           4.61%
Risk-based                                            11.48%          11.11%         10.27%           9.36%           8.18%

ASSET QUALITY DATA(1)
Gross nonperforming assets                           20,652          36,783         49,203          80,716         151,183
Nonperforming assets to total assets
    at end of period                                   2.22%           4.34%          6.53%          10.85%          17.15%
Nonperforming loans to total loans at
    end of period                                      1.27%           2.43%          1.79%           3.24%          11.78%
Allowance for credit losses to loans at
    end of period                                      1.56%           1.97%          2.40%           3.84%           6.96%
Allowance for credit losses to nonperforming
    loans at end of period                           122.99%          81.21%        134.47%         118.55%          59.06%

(1) Nonperforming assets consists of loans delinquent 90 days or more and REO, net of applicable write downs and reserves.

(2) Includes a one-time charge on all deposits insured by the SAIF as of March 31, 1995 to recapitalize the SAIF.

(3) Relates to the accelerated write off of unamortized issue costs and original issue discount associated with Senior Notes due 2000 which were issued by the Company in December 1995 and repaid in full in December 1997 with a portion of the proceeds from the offering of Senior Notes due 2004.

(4) Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)      Net interest income divided by average interest-earning assets.

(6) With the exception of end period ratios, all ratios are based on average monthly balances during the periods.

(7) Represents general and administrative costs divided by net interest income before provision for credit losses and operating noninterest revenues.

(8) The tangible and core capital ratios are calculated as a percent of adjusted tangible assets and the risk-based capital ratio is calculated as a percent of total risk-weighted assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OPERATING RESULTS

GENERAL

        For 1997, the Company reported net earnings of $11.2 million before the effect of an extraordinary item related to the early extinguishment of debt, or $1.66 per share. During the year ended December 31, 1996, the Company reported net earnings of $7.5 million, or $1.17 per share, as compared with a net loss of $14.2 million, or $5.52 per share, during the year ended December 31, 1995. Net earnings for the full year of 1997, after giving effect to the extraordinary item, were $9.6 million, or $1.37 per share. The extraordinary item results from the accelerated write-off of unamortized issue costs and the original issue discount associated with the Company's Senior Notes, due 2000, issued in December 1995, which were prepaid in full and at par value in December 1997. The Company's results for 1996 included a pretax gain of $6.4 million on the sale of the Company's San Diego deposit franchise and a pretax charge of $3.8 million for the special assessment levied industry-wide to recapitalize the SAIF. The per share amounts have been calculated on a diluted basis.

        The table below isolates the principal components which have led to the substantial, three-year growth trend in the Bank's core earnings and in the Company's net earnings (dollars are in thousands).


                                                    YEAR ENDED DECEMBER 31,
                                          --------------------------------------------
                                            1997              1996              1995
                                          --------          --------          --------
Net interest income                       $ 33,770          $ 27,315          $ 16,600
Provision for credit losses                 (5,137)           (6,067)             (472)
                                          --------          --------          --------

Net interest income                         28,633            21,248            16,128
Operating revenues                           3,599             1,927             1,311
General and administrative costs           (22,009)          (21,046)          (20,339)
                                          --------          --------          --------

CORE EARNINGS (LOSS)                        10,223             2,129            (2,900)

Nonrecurring gains (losses)
   Sale of deposits and premises                --             6,413              (117)
   Sale of securities                          (11)              248             2,954
   SAIF assessment                              --            (3,813)               --
   Real estate operations, net                 229            (2,378)          (14,309)
   Other, net                                  112               447               864

Other items
   Interest on Senior Notes                 (1,979)           (1,921)              (92)
   Income tax benefit (provision)            2,577             6,382              (617)
                                          --------          --------          --------
                                               928             5,378           (11,317)
                                          --------          --------          --------
NET EARNINGS (LOSS) BEFORE
   EXTRAORDINARY ITEM                     $ 11,151          $  7,507          $(14,217)
                                          ========          ========          ========


        During the three-year period ended December 31, 1997, the Company's core earnings, which measure the operating performance of the Bank's core business, have improved from a loss of $2.9 million in 1995 to earnings of $10.2 million in 1997. This improvement is directly traceable to (1) growth in the Bank's gross interest margin (to 3.78% for 1997 as compared with 2.47% for 1995), (2) growth in the Bank's average earning assets (to $840.3 million in 1997 from $668.9 million in 1995), (3) improvement in the Bank's average interest-earning gap (to a positive $35.1 million in 1997 from a negative $19.2 million in 1995), and (4) substantial reductions in the Bank's nonperforming and nonaccruing assets (to $25.1 million at the end of 1997 from $98.5 million at the end of 1994). These substantial improvements in the Bank's key operating measures have been accomplished with only a modest increase to the Company's general and administrative costs (to $22.0 million in 1997 from $20.3 million in 1995, a cumulative increase of 8.4%).

]        The substantial improvement in the Company's and the Bank's operating measures resulted from, among other factors, the accomplishments summarized below:

         - For the three-year period ended December 31, 1997, the Bank originated new loan commitments, virtually all of which were held in the Bank's loan portfolio following their origination, of over $1.0 billion ($495.0 million in 1997, $332.3 million in 1996 and $197.4 million in 1995). Though many of the Bank's loans possess very short durations, this volume of new loan originations pushed the Bank's net loan portfolio to $838.3 million by the end of 1997, an increase of $301.2 million, or 56.1%, from the end of 1994.

         - Because the Bank's loans generally have yields well in excess of those generally available to providers of traditional mortgage credit secured by residential properties, the substantial growth in the Bank's loan portfolio has been accompanied by a similar increase to the overall yield on the Bank's loan portfolio, which increased to 9.40% during 1997 from 7.84% during 1995.

         - The Bank has been able to draw upon its remaining six retail banking locations (down from 21 locations in mid-1993) to fund virtually all of the growth in the Bank's loan portfolio and in its total assets, while maintaining the integrity of its deposit cost structure (the Bank's deposit cost of funds increased only 26 basis points during the three-year period ended December 31, 1997, while total deposits increased by $150.1 million, or 23.1%, and total deposits housed in the Bank's current six-branch network increased by $294.9 million, or 59.2%, during this same period).

        On December 31, 1997, the Company issued $40.0 million of 12.5% Senior Notes, due 2004, in a private placement. The proceeds from this new issue of Senior Notes were used, in part, to prepay all the Company's outstanding Senior Notes, due 2000, which carried a coupon interest rate of 12.0%, and to redeem all of its outstanding Cumulative Perpetual Preferred Stock, Series A, which carried a dividend rate of 18.0%. The Senior Notes and Preferred Stock, were retired at par plus accrued interest and dividends, which approximated $27.2 million. The refinancing has the effect, on a fully-taxable basis, of reducing the Company's cost of capital by approximately 1,100 basis points while providing approximately $10.4 million of net proceeds for general corporate purposes, including supporting the planned business activities of the Bank.

NET INTEREST INCOME

        The operations of the Company are substantially dependent on its net interest income, which is the difference between the interest income received from its interest-earning assets and the interest expense paid on its interest-bearing liabilities. The Company's net interest margin is its net interest income divided by its average interest-earning assets. These percentage measures are affected by several factors, including (1) the level of, and the relationship between, the dollar amount of interest-earning assets and interest-bearing liabilities, (2) the relationship between repricing or maturity of the Company's adjustable-rate and fixed-rate loans and short-term investment securities and its deposits and borrowings, and (3) the magnitude of the Company's nonaccrual loans and REO.

        The table below sets forth the Company's average balance sheet, and the related effective yields and costs on average interest-earning assets and interest-bearing liabilities, during the periods indicated (dollars in thousands).

                                                               1997                                       1996
                                              --------------------------------------    ---------------------------------------
                                               AVERAGE       REVENUES/    YIELD/         AVERAGE       REVENUES/     YIELD/
                                               BALANCE         COSTS       COST          BALANCE         COSTS        COST
                                              -----------    ----------   ----------    -----------    ----------    ----------
ASSETS
Interest-earning assets
    Loans                                      $ 745,197      $ 70,012          9.40%    $ 671,365      $ 59,722           8.90%
    Cash and cash equivalents                     33,747         1,776          5.26%       65,094         3,425           5.26%
    Investment securities                         54,420         3,403          6.25%       32,014         1,814           5.67%
    Investment in capital
        stock of Federal Home Loan Bank            6,980           425          6.09%        6,577           393           5.98%
    Mortgage-backed securities                         -             -          -                -             -           -
                                              ----------     ---------                  ----------     ---------
        Total interest-earning assets            840,344        75,616          9.00%      775,050        65,354           8.43%
                                                             ---------    ----------                   ---------     ---------
Noninterest-earning assets                        25,403                                    31,675
                                              ----------                                ----------
Total assets                                   $ 865,747                                 $ 806,725
                                              ==========                                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
    Deposits                                   $ 744,165        38,920          5.23%    $ 701,836        35,568           5.07%
    Borrowings                                    48,621         2,926          6.02%       41,138         2,471           6.01%
    Senior notes                                  12,473         1,979         15.87%       12,150         1,921          15.81%
                                              ----------     ---------                  ----------     ---------
        Total interest-bearing liabilities       805,259        43,825          5.44%      755,124        39,960           5.29%
                                              ----------     ---------    ----------    ----------     ---------     ---------

Other liabilities                                 11,997                                     9,310
Stockholders' equity                              48,491                                    42,291
                                              ----------                                ----------
Total liabilities & stockholders' equity       $ 865,747                                 $ 806,725
                                              ==========                                ==========
Net interest income                                           $ 31,791                                  $ 25,394
                                                             =========                                 =========
Interest rate spread                                                            3.56%                                      3.14%
                                                                          ==========                                 ==========
Net interest margin                                                             3.78%                                      3.28%
                                                                          ==========                                 ==========


                                                                   1995
                                               ------------------------------------------
                                                AVERAGE          REVENUES/     YIELD/
                                               BALANCE (1)         COSTS        COST
                                               -----------       ----------    ----------
ASSETS
Interest-earning assets
    Loans                                       $ 578,766         $ 45,386           7.84%
    Cash and cash equivalents                      21,128            1,446           6.84%
    Investment securities                          11,727              626           5.34%
    Investment in capital
        stock of Federal Home Loan Bank             6,473              327           5.05%
    Mortgage-backed securities                     50,777            3,209           6.32%
                                               ----------        ---------
        Total interest-earning assets             668,871           50,994           7.62%
                                                                 ---------     ----------
Noninterest-earning assets                         56,118
                                               ----------
Total assets                                    $ 724,989
                                               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
    Deposits                                    $ 675,329           33,593           4.97%
    Borrowings                                     12,153              801           6.59%
    Senior notes                                      625               92          14.72%
                                               ----------        ---------
        Total interest-bearing liabilities        688,107           34,486           5.01%
                                               ----------        ---------     ----------

Other liabilities                                   6,997
Stockholders' equity                               29,885
                                               ----------
Total liabilities & stockholders' equity        $ 724,989
                                               ==========
Net interest income                                               $ 16,508
                                                                 =========
Interest rate spread                                                                 2.61%
                                                                               ==========
Net interest margin                                                                  2.47%
                                                                               ==========

         (1) Amounts for 1995 represent monthly averages. All other periods are calculated on daily balances.

        The Company's interest income (net of interest due on nonaccrual loans) increased by $10.3 million or 15.7% during 1997 as compared to the same period in 1996, and increased by $14.4 million or 28.2% during 1996, as compared to 1995. These increases were primarily attributable to increases in the average balance of loans outstanding and, to a lesser extent, increases in the weighted average yield earned thereon, which reflect the Company's substantial lending activities during the three years ended December 31, 1997.

        The increase in the average balance of loans outstanding during 1997 and 1996, along with the reduction in real estate owned during these periods, contributed to an improvement in the ratio of interest-earning assets (which include balances attributable to loans on nonaccrual status) to interest-bearing liabilities during such periods. This ratio increased to 104.4% for 1997, as compared with 102.6% during 1996 and 97.2% during 1995.

        The increase in interest income during 1997 was partially offset by a $3.9 million, or 9.7%, increase in interest expense, as compared to the same period in the prior year, which was primarily due to an increase in the average balances of the Company's deposits and borrowings and an increase in the weighted average rate paid on the Company's deposits. The increase in interest income during 1996 more than offset a $5.5 million, or 15.9%, increase in interest expense during the period, as compared to 1995, which was primarily attributable to an increase in the average balances of the Company's deposits and borrowings and the issuance of Senior Notes due 2000 in December 1995.

        As a result of the foregoing, the Company's net interest income increased by $8.9 million, or 53.8%, from $16.5 million during 1995 to $25.4 million during 1996, and the Company's net interest margin (net interest income divided by average interest-earning assets) increased by 81 basis points, or 32.8%, from 2.47% to 3.28% during the same respective periods. During 1997, the Company's net interest income increased by $6.4 million or 25.2%, as compared to the same period in the prior year, and the Company's net interest margin increased by 50 basis points, or 15.2%, from 3.28% to 3.78% during the same respective periods.

        The table below shows the components of the changes in the Company's interest revenues and costs for 1997 and 1996, as compared with the preceding year (dollars are in thousands).


                                                          YEARS ENDED DECEMBER 31,
                                                              1997 AND 1996
                                       -------------------------------------------------------------
                                                    INCREASE (DECREASE)
                                                     DUE TO CHANGE IN
                                       -------------------------------------------
                                                                           RATE AND           NET
                                        VOLUME             RATE           VOLUME (1)         CHANGE
                                       --------          --------         --------          --------
INTEREST REVENUES
Loans (2)                              $  6,567          $  3,354         $    369          $ 10,290
Cash and cash equivalents                (1,649)               --               --            (1,649)
Investment securities                     1,269               188              132             1,589
Investment in capital stock of
  Federal Home Loan Bank                     25                 7               --                32
Mortgage-backed securities                   --                --               --                --
                                       --------          --------         --------          --------

                                          6,212             3,549              501            10,262
                                       --------          --------         --------          --------
INTEREST COSTS
Deposits                                  2,042             1,235               75             3,352
Borrowings                                  442                11                2               455
Senior notes                                 46                12               --                58
                                       --------          --------         --------          --------

                                          2,530             1,258               77             3,865
                                       --------          --------         --------          --------

NET INTEREST INCOME                    $  3,682          $  2,291         $    424          $  6,397
                                       ========          ========         ========          ========


                                                      YEARS ENDED DECEMBER 31,
                                                           1996 AND 1995
                                   --------------------------------------------------------------
                                               INCREASE (DECREASE)
                                                DUE TO CHANGE IN
                                   --------------------------------------------
                                                                       RATE AND             NET
                                    VOLUME             RATE           VOLUME (1)           CHANGE
                                   --------          --------          --------          --------
INTEREST REVENUES
Loans (2)                          $  7,243          $  6,117          $    976          $ 14,336
Cash and cash equivalents             3,009              (334)             (696)            1,979
Investment securities                 1,083                38                67             1,188
Investment in capital stock of
  Federal Home Loan Bank                  5                60                 1                66
Mortgage-backed securities           (3,209)               --                --            (3,209)
                                   --------          --------          --------          --------

                                      8,131             5,881               348            14,360
                                   --------          --------          --------          --------
INTEREST COSTS
Deposits                              1,319               630                26             1,975
Borrowings                            1,910               (66)             (174)            1,670
Senior notes                          1,697                 7               125             1,829
                                   --------          --------          --------          --------

                                      4,926               571               (23)            5,474
                                   --------          --------          --------          --------

NET INTEREST INCOME                $  3,205          $  5,310          $    371          $  8,886
                                   ========          ========          ========          ========

-------------------
(1)     Calculated by multiplying change in rate by change in volume.

(2)     Interest on loans is net of interest on nonaccrual loans.

PROVISIONS FOR CREDIT LOSSES

        Provisions for credit losses amounted to $5.1 million, $6.1 million and $0.5 million for 1997, 1996 and 1995, respectively. The provisions for credit losses during 1996 and 1995 were primarily attributable to losses related to the Company's pre-1995 loan portfolio. An increasing proportion of the Company's loan loss provisions during 1997 and to a lesser extent during 1996 represent general reserves allocated to the Company's post-1994 originations. At December 31, 1997, the Company's allowance for loan losses amounted to $13.3 million, of which $9.4 million were general reserves. See "NEW BUSINESS GENERATION - ASSET QUALITY RESERVES".

NONINTEREST REVENUES

        Recurring noninterest operating revenues increased to $3.6 million during 1997, as compared with $1.9 million in 1996 and $1.3 million in 1995. The growth in such revenues is directly attributable to the Company's reemergence as a prominent lender within its local markets. Loan-related fees consist of prepayment penalties, extension and modification fees, and exit fees. As described elsewhere herein, the Company generally charges borrowers a fee, in the form of a penalty, if their loan is prepaid within a defined period of time, generally from one-to-three years, following origination. In addition, the Company is able to charge its borrowers a fee, payable upon repayment of the loan, in selected instances where the Company's loan provides the borrower with a period of time, generally not in excess of one year, to dispose of the Company's collateral. These prepayment and exit fees totaled 47.2%, 35.5% and 6.2% of loan-related fees in 1997, 1996 and 1995, respectively.

        Other recurring noninterest revenues are generated from the Company's retail banking operations, and do not tend to fluctuate materially from year-to-year.

        As described elsewhere herein, the Company realized substantial one-time noninterest revenue and costs during 1996 and 1995, attributable to (1) sales of branch deposits and facilities, in particular the sale during 1996 of the Bank's San Diego County deposit franchise, (2) sales of loans and securities, and (3) the one-time special assessment to recapitalize the SAIF.

        During 1995, the Company sold $19.2 million of loans for a nominal gain. During 1996, the Company sold $129.5 million of loans for a gain of $0.4 million. The majority of the loans sold during 1996 consisted of seasoned loans secured primarily by single family homes, with approximately $43.0 million of total sales represented by loans originated subsequent to 1994 and secured by income-producing properties.

        During 1995, the Company sold $94.8 million of investment securities, producing a net gain of $3.0 million, primarily to augment the Bank's capital ratios. During 1996, the Company sold an additional $35.0 million in U.S. Treasury Securities for a net gain of $0.2 million. These securities were designated as available-for-sale and were sold primarily to augment the Bank's capital ratios. During 1997, the Company sold $37.6 million in U.S. Treasury Securities at a nominal loss. These securities were designated as available-for-sale and were sold primarily to provide cash for loan fundings.

        The table below sets forth information concerning the Company's noninterest revenues for the periods indicated (dollars are in thousands).


                                                      Year Ended December 31,
                                               -------------------------------------
                                                 1997           1996           1995
                                               -------        -------        -------
OPERATING
    Loan related fees                          $ 2,718        $ 1,223        $   515
    Other                                          881            704            796
                                               -------        -------        -------

                                               $ 3,599        $ 1,927        $ 1,311
                                               =======        =======        =======

NON-OPERATING
    GAIN (loss) on sale of securities          $   (11)       $   248        $ 2,954
    Disposition of deposits and premises          --            6,413           (117)
    Other                                          112         (3,366)           864
                                               -------        -------        -------
                                               $   101        $ 3,295        $ 3,701
                                               =======        =======        =======



NONINTEREST EXPENSES

GENERAL AND ADMINISTRATIVE COSTS

        The table below details the Company's general and administrative costs for periods indicated (dollars are in thousands).


                                                      Year Ended December 31,
                                                -----------------------------------
                                                 1997          1996          1995
                                                -------       -------       -------
Employee                                        $10,606       $ 9,507       $ 9,859
Operating                                         5,101         4,858         3,798
Occupancy                                         3,106         2,890         2,841
Professional                                      1,907         1,615         1,579
SAIF insurance premium and OTS assessment         1,289         2,152         2,213
Goodwill amortization                              --              24            49
                                                -------       -------       -------
                                                $22,009       $21,046       $20,339
                                                =======       =======       =======


EMPLOYEE COSTS

        The Company currently retains the service of a staff of senior and middle managers to effect the Company's strategic and operational initiatives, including management and staff which have responsibility for the Company's financing activities, retail banking operations and corporate staff and administrative functions. Over the past two years, management has redeployed resources previously allocated to problem asset resolution and the Company's branching activities into the principal financing activities. During the three-year period ended December 31, 1997, total full-time equivalent employees increased to 198 in 1997 from 159 in 1995, or 24.5%, while total salary costs increased to $9.3 million in 1997 from $7.4 million in 1995. The growth in compensation costs reflects the Bank's reliance upon relatively few, highly skilled and compensated professionals in the conduct of its various specialized business pursuits.

OPERATING COSTs

        Operating costs principally include (1) data processing service charges from outside vendors, (2) premiums for corporate liability insurance, (3) the cost of corporate telecommunications and supplies, (4) the cost of advertising and promotion, (5) transaction service charges from outside vendors and (6) the amortization of prepaid offering costs arising from the 1995 recapitalization of the Company. During 1996, the Company significantly expanded its community outreach and marketing activities, which contributed to an increase in operating costs of approximately $0.5 million in 1996 as compared with 1995. Within the same year, the Company also amortized approximately $0.2 million of issue costs which had their genesis with the December 1995 sale of investment units. The increase in costs of approximately $0.2 million incurred during 1997 as compared to 1996 was principally related to an increase in parent company corporate taxes.

OCCUPANCY COSTs

        Occupancy costs consist of the expenses related to the operation of the Company's corporate facilities, as well as its six branch deposit network. The Company has experienced an overall increase in occupancy costs of about 10% during the three-year period ended December 31, 1997, representing nominal increases to rental rates and occupancy charges.

PROFESSIONAL FEES

        Professional fees are paid to outside lawyers, who represent the Company in a variety of legal matters, the Company's independent accountants, and to various other vendors that provide employee search and miscellaneous consulting services to the Company. A significant portion of the professional fees paid in 1995 and 1996 were legal costs due to the magnitude of the Company's foreclosures and related actions against borrowers. Commencing in mid-1997, the Company implemented a series of initiatives to increase the depth of its lending management group and to hire programming and supplemental management talent in anticipation of converting the Company's core technology to a client server platform from an outsourced, mainframe provider. The platform conversion, including Year 2000 compliance initiatives, are expected to be substantially completed by the middle of 1998. A majority of the new personnel hired by the company were sourced through executive search firms, the cost of which is included in general and administrative costs for 1997.

SAIF PREMIUMs

        The Company pays premiums to the SAIF based upon the dollar amount of deposits it holds and the assessment rate charged by the FDIC, which is based upon the Company's financial condition, its capital ratios and the rating it receives in connection with annual regulatory examinations by the OTS. Because of the Company's improved financial condition, the assessment rate charged by the FDIC has decreased from $0.31 per $100 of deposits for 1995 and the first half of 1996, to $0.29 per $100 of deposits through the first half of 1997, to $.09 for the last half of 1997.

EXPENSES ASSOCIATED WITH REAL ESTATE OPERATIONS

        The table below details the revenues and costs associated with the Company's REO for the periods indicated (dollars are in thousands).


                                                          Year Ended December 31,
                                                 ----------------------------------------
                                                   1997            1996            1995
                                                 --------        --------        --------
EXPENSES ASSOCIATED WITH REAL ESTATE OWNED
    Property taxes                               $    119        $    135        $     35
    Repairs, maintenance and renovation               222             160             475
    Insurance                                         188             258             132
                                                 --------        --------        --------
       Total                                          529             553             642

NET RECOVERIES FROM SALE OF PROPERTIES             (1,282)         (1,769)         (2,467)
PROPERTY OPERATIONS, NET                             (389)         (1,339)         (2,839)
PROVISION FOR ESTIMATED LOSSES ON
  REAL ESTATE OWNED                                   913           4,933          18,973
                                                 --------        --------        --------
(INCOME) LOSS FROM
  REAL ESTATE OPERATIONS, NET                    $   (229)       $  2,378        $ 14,309
                                                 ========        ========        ========


        Net recoveries from property sales represent the difference between the proceeds received from property disposal and the carrying value of such properties upon disposal. The decline in such net recoveries is proportional to the decline in the volume of foreclosures and property sales during the three-year period ended December 31, 1997.

        During 1993, 1994 and 1995, the Company acquired via foreclosure over 100 apartment buildings. This accumulated portfolio of apartment buildings was operated by the Company during an extended holding period, during which management renovated and retenanted each building, and operated the stabilized property for its cash flow return. Commencing in late 1995, and continuing throughout 1996 and into early 1997, the Company disposed of its accumulated portfolio of buildings through retail channels. Accordingly, the net revenues received by the Company from this portfolio has declined steadily during the three-year period ended December 31, 1997.

        During 1995, 1996 and 1997, the Company recorded additional provisions for estimated losses on REO of $19.0 million, $4.9 million and $0.9 million, respectively, principally in connection with the completion and liquidation of certain tract developments. At December 31, 1997, the Company had liquidated all of its investments in these tract developments.

INCOME TAXES

       The Company recognized $2.6 million and $6.4 million of income tax benefits in 1997 and 1996, respectively, and income tax expense of $0.6 million in 1995. The $2.6 million of income tax benefit recognized during the year ended December 31, 1997, was due to a $5.9 million increase in the Company's deferred tax asset as a result of the reduction in the valuation allowance against deferred tax assets. Partially reducing this benefit was an expected liability of $3.3 million attributable to the Company's profitable operations.

       At December 31, 1996, the Company had approximately $8.8 million of accumulated income tax benefits, consisting primarily of net operating loss carryforwards and future tax deductions which had not been recognized. The recognition of these accumulated income tax benefits is subject to limitations for generally accepted accounting principles and for regulatory capital purposes. The primary factor affecting the timing and magnitude of recognition of these accumulated income tax benefits is the current and future profitability of the Company. Additionally, no more than 10% of the Bank's regulatory capital can be represented by a deferred tax asset created pursuant to anticipated future utilization of an institution's income tax benefits.

       At December 31, 1997 the Company had $2.8 million of unrecognized income tax benefits which are available to be utilized during 1998 and beyond, subject to the Company's continuing ability to generate earnings. Should the Company cease to be profitable, or should the Company record substantial operating losses in the future, all or a portion of the deferred tax asset established to date may need to be reversed. Management believes that the Company's income tax accounting practices fully comport with generally accepted accounting principles and have been and are appropriate in the circumstances.

FINANCIAL CONDITION, CAPITAL RESOURCES & LIQUIDITY AND ASSET QUALITY

        The table below sets forth the Company's consolidated assets, liabilities and stockholders' equity and the percentage distribution of these items at the dates indicated (dollars are in thousands).


                                                                     DECEMBER 31,
                                                 ------------------------------------------------
                                                          1997                       1996
                                                 --------------------        --------------------
                                                  BALANCE     PERCENT        BALANCE      PERCENT
                                                 --------       -----        --------       -----
ASSETS
Cash and cash equivalents                        $ 51,620         5.6%       $ 93,978        11.1%
Investment securities available-for-sale              578         0.1          38,371         4.5
Loans receivable, net (1)                         838,251        90.2         672,401        79.4
Real estate owned                                   9,859         1.1          20,140         2.4
Other assets (2)                                   27,889         3.0          22,305         2.6
                                                 --------       -----        --------       -----

Total assets                                     $928,197       100.0%       $847,195       100.0%
                                                 ========       =====        ========       =====

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits                                     $799,501        86.1%       $717,809        84.7%
    Short-term borrowings                          40,000         4.3          50,000         5.9
    Senior notes                                   40,000         4.3          12,307         1.5
    Accounts payable and other liabilities          6,377         0.7          23,157         2.7
                                                 --------       -----        --------       -----
                                                  885,878        95.4         803,273        94.8
Stockholders' equity                               42,319         4.6          43,922         5.2
                                                 --------       -----        --------       -----

Total liabilities and stockholders' equity       $928,197       100.0%       $847,195       100.0%
                                                 ========       =====        ========       =====

---------------
(1) Includes nonaccrual loans of $15.4 million and $28.6 million for 1997 and 1996, respectively. See ASSET QUALITY.

(2) Includes fixed assets, accrued interest receivable, FHLB stock and other assets.


ASSETS

        Total assets increased by $81.0 million from year-end 1996 to year-end 1997. This increase was primarily due to a net increase in loans receivable of $165.9 million, which was partially offset by decreases in cash and cash equivalents and investment securities of $42.4 million and $37.8 million, respectively.

CASH AND CASH EQUIVALENTS

        Cash and cash equivalents consist of cash on hand, deposits at correspondent banks and Federal funds sold. Cash and cash equivalents at year-end 1997 were $51.6 million, a decrease of $42.4 million, from $94.0 million at year-end 1996. At year-end 1996, the Company concluded two loan sales of approximately $76.0 million which produced the high levels of cash and cash equivalents. The funds were subsequently redeployed in investment securities and new loan originations.

INVESTMENT SECURITIES

        Investment securities consist of securities classified as available-for-sale. Investment securities decreased by $37.8 million from year-end 1996 to year-end 1997. At year-end 1996, the Company had $38.4 million in investment securities classified as available-for-sale. See NOTE C of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

LOAN PORTFOLIO

        The Company's loan portfolio is almost exclusively secured by real estate concentrated in Southern California. Net loans outstanding increased from $672.4 million to $838.3 million, or 24.7%, from year-end 1996 to year-end 1997. The largest increases were centered in residential construction, single family estate and commercial real estate lending. SEE NEW BUSINESS GENERATION AND NOTE D OF THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

REAL ESTATE OWNED

        Real estate acquired in satisfaction of loans is transferred to REO at estimated fair values, less any estimated disposal costs. The difference between the fair value of the real estate collateral and the loan balance at the time of transfer is recorded as a loan charge-off. Any subsequent declines in the fair value of the REO after the date of transfer are recorded through the establishment of, or additions to specific reserves. The Company's investment in REO decreased from $20.1 million to $9.9 million, or 51.0%, from year-end 1996 to year-end 1997.

OTHER ASSETS

        Other assets at year-end 1997 totaled $27.9 million, the principal components comprising of the Bank's investment in capital stock of the FHLB ($7.2 million), a deferred tax asset ($6.8 million) and accrued interest receivable ($5.3 million). This compares to year-end 1996's amount of $22.3 million, with allocations of $6.8 million, $4.2 million and $4.8 million, respectively, for the same components.

LIABILITIES

GENERAL

        The Company derives funds principally from deposits and, to a far lesser extent, from borrowings from the FHLB. In addition, recurring cash flows are generated from loan repayments and payoffs and, to a lesser extent, from sales of foreclosed properties. In addition to the Company's recurring sources of funds, the Company has generated funds by identifying certain of its securities and seasoned real estate loans as available-for-sale, and selling such assets in the open market.

DEPOSITS

        The Company operates six retail branches, with an average of approximately $133.3 million per location. Total deposits at December 31, 1997 were $799.5 million, an increase of 11.4%, from $717.8 million at December 31, 1996. See NOTE G of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SHORT-TERM BORROWINGS

        The Company considers advances from the FHLB system its primary source of borrowings. The Company may apply for advances from the FHLB secured by the capital stock of the FHLB owned by the Company and certain of the Company's mortgages and other assets (principally obligations issued or guaranteed by the U.S. Government or agencies thereof). Advances can be requested for any business purpose in which the Company is authorized to engage. The Company had outstanding at year-end 1997 one borrowing from the FHLB of $40.0 million at an interest rate of 5.95% and a maturity in June 1998. See NOTE H of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SENIOR NOTES

        At year-end 1996, the Company had $12.3 million outstanding of Senior Notes due 2000. Interest expense and the accretion of the original issue discount during 1997 totaled $2.0 million. On December 31, 1997, the Company completed the issuance of new Senior Notes, in the amount of $40.0 million due 2004, which, in part, repaid the existing Senior Notes and redeemed the Company's existing Preferred Stock Series A. The Senior Notes due 2004 carry an interest rate of 12.5%, and are not callable for five years from the issue date. Interest is required to be paid semiannually at the stated interest rate.

ACCOUNTS PAYABLE AND OTHER LIABILITIES

        Accounts payable and other liabilities totaled $6.4 million and $23.2 million at December 31, 1997 and 1996, respectively. At year end 1996, the Company had recorded a liability of approximately $15.0 million relating to the repurchase of certain loans sold in December. After year-end, the Company agreed to repurchase these loans and included them in total loans receivable in the Company's consolidated balance sheets. This amount represented the cash to be paid for the loans repurchased, which amount was paid in February 1997.

STOCKHOLDERS' EQUITY

        The Company's capital structure at December 31, 1997 is comprised of common stockholders' equity, which amounted to $42.3 million. The capital structure as of December 31, 1996, was comprised of common stockholders' equity and Cumulative Preferred Stock Series A, which amounted to $43.9 million. The decrease in equity of $1.6 million in 1997 from 1996 was due to the redemption of the Series A Preferred, which had a book value of $11.6 million, offset by consolidated net earnings of $9.6 million.

CAPITAL RESOURCES AND LIQUIDITY

        The parent company had $9.9 million of cash on hand at December 31, 1997. The parent company is a holding company with no significant business operations outside of the Bank. Its requisite obligations in relation to its debt and operations are dependent upon its sole source of funds from dividends of the Bank.

        The Company's liquidity position refers to the extent to which the Company's funding sources are sufficient to meet its current and long-term cash requirements. Federal regulations currently require a savings association to maintain a monthly average daily balance of liquid assets equal to 4.0% of the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar month. The Bank had liquidity ratios of 4.74% and 11.05% as of December 31, 1997 and 1996, respectively.

        The Company's current primary funding resources are deposit accounts, principal payments on loans, proceeds from sales of REO, advances from the FHLB and cash flows from operations. Other possible sources of liquidity available to the Company include whole loan sales, commercial bank lines of credit, and direct access, under certain conditions, to borrowings from the Federal Reserve System. The cash needs of the Company are principally for the payment of interest on and withdrawals of deposit accounts, the funding of loans, operating costs and expenses, and holding and refurbishment costs on REO.

YEAR 2000 COMPLIANCE

        Hawthorne Savings recognizes that the arrival of the new millennium poses a unique challenge to equipment and systems to recognize the date change from December 31, 1999 to January 1, 2000 and, like most other companies, has assembled a project team to identify Year 2000 issues. The Company is in the process of converting from a service bureau main frame system to an in-house client server system, which is Year 2000 compliant. The conversion has been in the strategic plans since 1995 to facilitate a need to enhance the systems and provide superior customer service, and not as a result of the year 2000 compliance issue. The Company is also in the process of obtaining assurances from external service providers that they are taking appropriate actions to remedy their Year 2000 issues.

        The Company has identified all critical systems and the total cost to the Company for the Year 2000 compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. The costs to complete the Year 2000 modification and testing processes are based on management's best estimates.


ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

        The Bank's profitability is dependent to a large extent upon its net interest income, which is the difference between is interest income on interest-earning assets, such as loans and securities, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. The Bank, like other financial associations, is subject to interest rate risk to the degree that its interest-earning assets reprice differently than its interest-bearing liabilities. The Bank manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds. Specific strategies have included shortening the amortized maturity of fixed-rate loans and increasing the volume of adjustable rate loans to reduce the average maturity of the Bank's interest-earning assets. FHLB advances are used in an effort to extend the effective duration of interest-bearing liabilities to better match the repricing sensitivity of interest-earning assets.

        The Bank seeks to control its interest rate risk exposure in a manner that will allow for adequate levels of earnings and capital over a range of possible interest rate environments. The Bank has adopted formal policies and practices to monitor and manage interest rate risk exposure. As part of this effort, the Bank uses the market value ("MV") methodology, a type of sensitivity analysis, to gauge interest rate risk exposure.

        Generally, MV is the discounted present value of the difference between incoming cash flows on interest-earning assets and other assets and outgoing cash flows on interest-bearing liabilities and other liabilities. The application of the methodology attempts to quantify interest rate risk as the change in the MV which would result from changes in market interest rates in theoretical increments of 100 basis points, up to 400 basis points in either direction.

        At December 31, 1997, it was estimated that the Bank's MV would decrease 8.8% and 18.0% in the event of 200 and 400 basis point increases in market interest rates, respectively. The Bank's MV at the same date would increase 9.3% and 19.4% in the event of 200 and 400 basis point decreases in market rates, respectively.

        Presented below, as of December 31, 1997, is an analysis of the Bank's MV interest rare risk as measured by changes in MV for instantaneous and sustained parallel shifts of 200 and 400 basis point increments in market interest rates (dollars are in thousands).


                                                Market Value
                 Change         --------------------------------------------
                in Rates        $ Amount          $ Change          % Change
                --------        --------         ---------          --------
                +400 bp         $65,860          $(14,479)          (18.02%)
                +200 bp          73,246            (7,093)           (8.83%)
                   0 bp          80,339                --               --%
                -200 bp          87,782             7,443             9.26%
                -400 bp          95,897            15,558            19.37%


        Management believes that the MV methodology overcomes three shortcomings of the typical maturity gap methodology. First, it does not use arbitrary repricing intervals and accounts for all expected future cash flows; weighting each by its appropriate discount factor. Second, because the MV method projects cash flows of each financial instrument under different interest-rate environments, it can incorporate the effect of embedded options on an association's interest rate risk exposure. Third, it allows interest rates on different instruments to change by varying amounts in response to a change in market interest rates, resulting in more accurate estimates of cash flows.

        However, as with any method of measuring interest rate risk, there are certain shortcomings inherent to the MV methodology. The model assumes interest rate changes are instantaneous parallel shifts in the yield curve. In reality, rate changes are rarely instantaneous. The use of the simplifying assumption that short-term and long-term rates change by the same degree may also misstate historic rate patterns, which rarely show parallel yield curve shifts. Further, the model assumes that certain assets and liabilities of similar maturity or period to repricing will react the same to changes in rates. In reality, certain types of financial instruments may react in advance of changes in market rates, while the reaction of other types of financial instruments may lag behind the change in general market rates. Additionally, the MV methodology may not reflect the full impact of annual and life-time restrictions on changes in rates for certain assets, such as adjustable-rate mortgage loans, or the effect of prepayment penalties. When interest rates change, actual loan prepayments and actual early withdrawals from certificates may deviate significantly from assumptions used in the model. Finally, this methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan customers' ability to service their debt. All of these factors are considered in monitoring the Bank's exposure to interest rate risk.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not Applicable



                                  P A R T III.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required in ITEM 10 is hereby incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission for the 1998 Annual Meeting of Stockholders ("Proxy Statement") under the captions "NOMINATION AND ELECTION OF DIRECTORS" and "COMPENSATION OF EXECUTIVE OFFICERS DURING 1997."


ITEM 11.  EXECUTIVE COMPENSATION.

        The information required in ITEM 11 is hereby incorporated by reference to the Proxy Statement under the captions "COMPENSATION OF EXECUTIVE OFFICERS DURING 1997" and "REPORT ON EXECUTIVE COMPENSATION."


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

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (A) The following documents are filed as part of this report:

         (1)   Financial Statements.

               INDEPENDENT AUDITORS' REPORT

               CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidated Statements of Financial Condition as of December 31, 1997 and 1996.

                  Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995.

                  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995.

                  Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

                  Notes to Consolidated Financial Statements for the years ended December 31, 1997, 1996 and 1995.

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

                  (11.1) Statement re: Computation of Per Share Earnings (see Note A of the Notes to Consolidated Financial Statements).

                  (21.1) Subsidiaries of the Registrant. Filed as Exhibit 22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

                  (23.1)     Independent Auditors' Consent.

                  (27.1)     Financial Data Schedules.


    (B) Reports on Form 8-K

         No current reports on Form 8-K were filed for the three months ended December 31, 1997.

SIGNATURES


        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:         MARCH 25, 1998            HAWTHORNE FINANCIAL CORPORATION


                                         BY: /s/ SCOTT A. BRALY
                                             ----------------------------------
                                                 SCOTT A. BRALY, PRESIDENT
                                                 AND CHIEF EXECUTIVE OFFICER


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE                                                        DATE
---------                                                        ----
/s/  SCOTT A. BRALY                                              March 25, 1998
--------------------------------------------
SCOTT A. BRALY, PRESIDENT AND
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)


/s/  NORMAN A. MORALES                                           March 25, 1998
--------------------------------------------
NORMAN A. MORALES, EXECUTIVE VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)


/s/  MARILYN G. AMATO                                            March 25, 1998
------------------------------------
MARILYN G. AMATO, DIRECTOR


/s/  TIMOTHY R. CHRISMAN                                         March 25, 1998
--------------------------------------------
TIMOTHY R. CHRISMAN, CHAIRMAN OF THE BOARD


/s/  R. MICHAEL HALL                                             March 25, 1998
--------------------------------------------
R. MICHAEL HALL, DIRECTOR


/s/  ANTHONY W. LIBERATI                                         March 25, 1998
--------------------------------------------
ANTHONY W. LIBERATI, DIRECTOR


/s/  HARRY F. RADCLIFFE                                          March 25, 1998
--------------------------------------------
HARRY F. RADCLIFFE, DIRECTOR


/s/  HOWARD E. RITT                                              March 25, 1998
--------------------------------------------
HOWARD E. RITT, DIRECTOR

              FINANCIAL STATEMENTS AND INDEPENDENT AUDITORS' REPORT

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                        AS OF DECEMBER 31, 1997 AND 1996

                       THREE YEARS ENDED DECEMBER 31, 1997

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

      CONSOLIDATED STATEMENTS OF OPERATIONS                                      F-6

      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                            F-7

      CONSOLIDATED STATEMENTS OF CASH FLOWS                                      F-8

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 F-10

MANAGEMENT'S ASSERTION REPORT                                                    F-47

INDEPENDENT ACCOUNTANTS' REPORT                                                  F-49

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Hawthorne Financial Corporation
El Segundo, California:


        We have audited the accompanying consolidated statements of financial condition of Hawthorne Financial Corporation and Subsidiary (the "Company") as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial condition of Hawthorne Financial Corporation and Subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP


January 30, 1998
Los Angeles,  California

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                           (DOLLARS ARE IN THOUSANDS)

ASSETS


                                                                        DECEMBER 31,
                                                                   -----------------------
                                                                     1997           1996
                                                                   --------       --------
Cash and cash equivalents (NOTE B)                                 $ 51,620       $ 93,978

Investment securities available-for-sale, at fair value (NOTE C)        578         38,371

Loans receivable (net of allowance for
    estimated credit losses of $13,274 in 1997
    and $13,515 in 1996) (NOTE D)                                   838,251        672,401

Real estate owned (net of allowance for
    estimated losses of $2,563 in 1997
    and $11,871 in 1996) (NOTE E)                                     9,859         20,140

Accrued interest receivable                                           5,298          4,781

Investment in capital stock of Federal
    Home Loan Bank - at cost                                          7,213          6,788

Office property and equipment - at cost,
    net (NOTE F)                                                      4,200          4,729

Deferred tax asset, net (NOTE I)                                      6,820          4,243


Other assets                                                          4,358          1,764
                                                                   --------       --------

                                                                   $928,197       $847,195
                                                                   ========       ========


        The accompanying notes are an integral part of these statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                           (DOLLARS ARE IN THOUSANDS)

LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                                  DECEMBER 31,
                                                                                            --------------------------
                                                                                               1997             1996
                                                                                            ---------        ---------
Liabilities
    Deposits (NOTE G)                                                                       $ 799,501        $ 717,809
    Short-term borrowings (NOTE H)                                                             40,000           50,000
    Accounts payable and other liabilities                                                      6,377           23,157
    Senior notes (NOTE L)                                                                      40,000           12,307
                                                                                            ---------        ---------

                                                                                              885,878          803,273

Commitments and contingencies (NOTE N)

Stockholders' equity (NOTES L and M)
    Preferred stock - $0.01 par value; authorized 10,000,000 shares
        Cumulative preferred stock, series A: liquidation preference,
          $50 per share; authorized, 270 shares; outstanding, no shares (1997)
          and 270 shares (1996)                                                                    --               --
    Common stock - $0.01 par value; authorized, 20,000,000 shares;
        issued and outstanding, 3,095,996 shares (1997) and 2,604,675 shares (1996)                31               26
    Capital in excess of par value - cumulative preferred stock, series A                          --           11,592
    Capital in excess of par value - common stock                                              10,402            7,745
    Unrealized gain (loss) on available-for-sale securities                                         6             (132)
    Retained earnings                                                                          32,020           24,858
                                                                                            ---------        ---------

                                                                                               42,459           44,089

 Less
    Treasury stock, at cost - 5,400 shares                                                        (48)             (48)
    Loan to Employee Stock Ownership Plan (NOTE K)                                                (92)            (119)
                                                                                            ---------        ---------

                                                                                               42,319           43,922
                                                                                            ---------        ---------

                                                                                            $ 928,197        $ 847,195
                                                                                            =========        =========


        The accompanying notes are an integral part of these statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS ARE IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                         YEARS ENDED DECEMBER 31,
                                                                 ----------------------------------------
                                                                   1997            1996            1995
                                                                 --------        --------        --------
Interest revenues
    Loans, net of nonaccrual income                              $ 70,012        $ 59,722        $ 45,386
    Investments                                                     5,604           5,632           2,399
    Mortgage-backed securities                                       --              --             3,209
                                                                 --------        --------        --------
Total interest revenues                                            75,616          65,354          50,994
                                                                 --------        --------        --------

Interest costs
    Deposits (NOTE G)                                              38,920          35,568          33,593
    Short-term borrowings (NOTE H)                                  2,926           2,471             801
    Senior notes                                                    1,979           1,921              92
                                                                 --------        --------        --------
Total interest costs                                               43,825          39,960          34,486
                                                                 --------        --------        --------

Net interest income                                                31,791          25,394          16,508
Provision for credit losses (NOTE D)                                5,137           6,067             472
                                                                 --------        --------        --------
Net interest income after provision for
   credit losses                                                   26,654          19,327          16,036

Noninterest revenues, net
Operating                                                           3,599           1,927           1,311
(Loss) gain on sale of securities                                     (11)            248           2,954
Disposition of deposits and premises (NOTE J)                        --             6,413            (117)
Other non-operating                                                   112          (3,366)            864

Noninterest expenses
General and administrative costs
    Employee                                                       10,606           9,507           9,859
    Operating                                                       5,101           4,858           3,798
    Occupancy                                                       3,106           2,890           2,841
    Professional                                                    1,907           1,615           1,579
    SAIF premium and OTS assessment                                 1,289           2,152           2,213
    Goodwill                                                         --                24              49
                                                                 --------        --------        --------
Total general and administrative costs                             22,009          21,046          20,339
(Income) loss from real estate operations, net (NOTE E)              (229)          2,378          14,309
                                                                 --------        --------        --------
Total noninterest expenses                                         21,780          23,424          34,648
                                                                 --------        --------        --------
Earnings (loss) before income taxes and extraordinary item          8,574           1,125         (13,600)
Income tax benefit (expense) (NOTE I)                               2,577           6,382            (617)
                                                                 --------        --------        --------
Earnings (loss) before extraordinary item                          11,151           7,507         (14,217)
Extraordinary item (NOTE L)                                        (1,534)           --              --
                                                                 --------        --------        --------
Net earnings (loss)                                              $  9,617        $  7,507        $(14,217)
                                                                 ========        ========        ========
Net earnings (loss) available for Common                         $  7,162        $  5,070        $(14,334)
                                                                 ========        ========        ========
Basic earnings (loss) per share before extraordinary
   item (NOTE A)                                                 $   3.02        $   1.95        $  (5.52)
                                                                 ========        ========        ========
Basic earnings (loss) per share (NOTE A)                         $   2.49        $   1.95        $  (5.52)
                                                                 ========        ========        ========
Diluted earnings (loss) per share before extraordinary
   item (NOTE A)                                                 $   1.66        $   1.17        $  (5.52)
                                                                 ========        ========        ========
Diluted earnings (loss) per share (NOTE A)                       $   1.37        $   1.17        $  (5.52)
                                                                 ========        ========        ========
Weighted average basic shares outstanding                           2,883           2,599           2,599
                                                                 ========        ========        ========
Weighted average diluted shares outstanding                         5,235           4,341           2,599
                                                                 ========        ========        ========


        The accompanying notes are an integral part of these statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           (DOLLARS ARE IN THOUSANDS)


                                                                      Capital in
                                                                       Excess of       Capital in        Unrealized
                                       Cumulative                      Par Value-      Excess of         Gain (Loss)
                                       Preferred                       Preferred       Par Value-       on Available-
                                         Stock,        Common            Stock,          Common           for-Sale        Retained
                                        Series A        Stock           Series A         Stock         Securities,net     Earnings
                                          ----         --------         ------          --------          --------        --------
Balance at January 1, 1995                $ --         $  2,605         $     --        $  2,921          $  1,393        $ 34,122
Change in par value of common
  stock                                     --           (2,579)              --           2,579                --              --
Issuance of preferred stock                 --               --           12,760              --                --              --
Issuance of warrants                        --               --               --           2,245                --              --
Offering costs                              --               --           (1,168)             --                --              --
Unrealized gains (losses)                   --               --               --              --            (1,387)             --
Net earnings (loss)                         --               --               --              --                --         (14,217)
Accrued dividends on preferred
  stock                                     --               --               --              --                --            (117)
Repayments                                  --               --               --              --                --              --
                                          ----         --------         --------        --------          --------        --------
Balance at December 31, 1995                --               26           11,592           7,745                 6          19,788
Unrealized gains (losses)                   --               --               --              --              (138)             --
Net earnings (loss)                         --               --               --              --                --           7,507
Accrued dividends on preferred
  stock                                     --               --               --              --                --          (2,437)
Repayments                                  --               --               --              --                --              --
                                          ----         --------         --------        --------          --------        --------
Balance at December 31, 1996                --               26           11,592           7,745              (132)         24,858
Exercised stock options                     --                1               --             295                --              --
Unrealized gains (losses)                   --               --               --              --               138              --
Net earnings (loss)                         --               --               --              --                --           9,617
Dividends paid on preferred
  stock                                     --                4               --           4,270                --              --
Accrued dividends on preferred
  stock                                     --               --               --              --                --          (2,455)
Redemption of preferred stock               --               --          (11,592)         (1,908)               --              --
Repayments                                  --               --               --              --                --              --
                                          ----         --------         --------        --------          --------        --------
Balance at December 31, 1997              $ --         $     31         $     --        $ 10,402          $      6        $ 32,020
                                          ====         ========         ========        ========          ========        ========



                                                    Loan to
                                                    Employee
                                                     Stock            Total
                                    Treasury        Ownership     Stockholders'
                                     Stock            Plan           Equity
                                    --------        --------        --------
Balance at January 1, 1995          $    (48)       $   (166)       $ 40,827
Change in par value of common
  stock                                   --              --              --
Issuance of preferred stock               --              --          12,760
Issuance of warrants                      --              --           2,245
Offering costs                            --              --          (1,168)
Unrealized gains (losses)                 --              --          (1,387)
Net earnings (loss)                       --              --         (14,217)
Accrued dividends on preferred
  stock                                   --              --            (117)
Repayments                                --              23              23
                                    --------        --------        --------
Balance at December 31, 1995             (48)           (143)         38,966
Unrealized gains (losses)                 --              --            (138)
Net earnings (loss)                       --              --           7,507
Accrued dividends on preferred
  stock                                   --              --          (2,437)
Repayments                                --              24              24
                                    --------        --------        --------
Balance at December 31, 1996             (48)           (119)         43,922
Exercised stock options                   --              --             296
Unrealized gains (losses)                 --              --             138
Net earnings (loss)                       --              --           9,617
Dividends paid on preferred
  stock                                   --              --           4,274
Accrued dividends on preferred
  stock                                   --              --          (2,455)
Redemption of preferred stock             --              --         (13,500)
Repayments                                --              27              27
                                    --------        --------        --------
Balance at December 31, 1997        $    (48)       $    (92)       $ 42,319
                                    ========        ========        ========


        The accompanying notes are an integral part of these statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (DOLLARS ARE IN THOUSANDS)


                                                                     YEARS ENDED DECEMBER 31,
                                                             -------------------------------------------
                                                               1997             1996             1995
                                                             ---------        ---------        ---------
NET CASH FROM OPERATING ACTIVITIES
    Net earnings (loss)                                      $   9,617        $   7,507        $ (14,217)
    Adjustments
        Income tax benefit                                      (2,752)          (4,257)              --
        Provision for estimated credit losses on loans           5,137            6,067              472
        Provision for estimated credit losses
          on real estate owned                                     913            4,933           18,973
        Net (gain) loss on sale of deposits and facilities          --           (6,413)             117
        Net loss (gain) on sale of securities                       11             (248)          (2,954)
        Net recoveries from sale of real estate owned           (1,282)          (1,769)          (2,467)
        Net loss (gain) from sale of other assets                    7             (462)             (68)
        Loss on early extinguishment of debt                     1,534               --               --
        Loan fee and discount accretion                         (3,987)          (3,537)          (2,061)
        Depreciation and amortization                            1,819            1,654            1,441
        FHLB dividends                                            (425)            (393)            (332)
        Goodwill amortization                                       --               24               49
        (Increase) decrease in:
            Accrued interest receivable                           (517)          (1,275)             (41)
            Income tax assets                                       --               --            2,630
            Other assets                                        (3,215)            (485)            (468)
        (Decrease) increase other liabilities                  (14,447)          14,616           (1,840)
        Other, net                                                  --             (219)              81
                                                             ---------        ---------        ---------
        Net cash (used) provided by operating activities        (7,587)          15,743             (685)
                                                             ---------        ---------        ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
    Investment securities
        Purchases                                              (40,571)        (139,779)         (62,792)
        Maturities                                              40,795          129,576               --
        Sales proceeds                                          37,570           34,857           44,333
    Mortgage-backed securities
        Principal amortization                                      --               33            7,007
        Sale proceeds                                               --               --           50,459
    Loans
        New loans funded                                      (229,433)        (204,914)        (143,236)
        Construction disbursements                            (140,783)         (61,676)         (16,799)
        Payoffs                                                202,999           72,897           27,760
        Sales proceeds                                           1,370          130,413           19,282
        Principal amortization                                  30,134           21,056           16,494
        Other, net                                             (44,523)         (13,137)             503
    Real estate
        Sale proceeds                                           32,791           26,674           41,176
        Capitalized costs                                       (8,842)         (12,015)         (15,209)
        Other, net                                                 166               (4)              --
    Redemption of FHLB stock                                        --               --            1,015
    Office property and equipment
        Sales proceeds                                               9            4,566              795
        Additions                                                 (726)            (441)          (1,767)
                                                             ---------        ---------        ---------

        Net cash used by investing activities                 (119,044)         (11,894)         (30,979)
                                                             ---------        ---------        ---------


        The accompanying notes are an integral part of these statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                           (DOLLARS ARE IN THOUSANDS)


                                                                                YEARS ENDED DECEMBER 31,
                                                                     -------------------------------------------
                                                                        1997             1996             1995
                                                                     ---------        ---------        ---------
NET CASH FLOWS FROM FINANCING ACTIVITIES
    Cash received from sale of deposits                                     --         (178,884)         (16,807)
    Other deposit activity, net                                         81,692          204,973           65,698
    Net change in borrowings                                           (10,000)          50,000          (47,141)
    Net proceeds from exercise of options                                  296               --               --
    Collection of ESOP loan                                                 27               25               23
    Net proceeds from issuance of senior notes                          40,000               --           12,006
    Redemption of senior notes                                         (13,500)              --               --
    Net proceeds from issuance of preferred stock                           --               --           11,592
    Redemption of preferred stock                                      (13,500)              --               --
    Net proceeds from issuance of warrants                                  --               --            2,245
    Cash dividends paid on preferred stock                                (742)              --               --
                                                                     ---------        ---------        ---------

        Net cash provided by financing activities                       84,273           76,114           27,616
                                                                     ---------        ---------        ---------

(DECREASE) INCREASE IN CASH
    AND CASH EQUIVALENTS                                               (42,358)          79,963           (4,048)

CASH AND CASH EQUIVALENTS
    AT BEGINNING OF YEAR                                                93,978           14,015           18,063
                                                                     ---------        ---------        ---------

CASH AND CASH EQUIVALENTS
    AT END OF YEAR                                                   $  51,620        $  93,978        $  14,015
                                                                     =========        =========        =========

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
    Cash paid during the year for
        Interest                                                     $  43,937        $  39,672        $  34,815
        Income taxes, net                                                   --              175               --

    Non-cash investing and financing activities
        Real estate acquired in settlement of loans                     21,360           21,486           38,275
        Loans originated to finance sales of real estate owned           5,157           18,141           15,996
        Net change in unrealized gains/(losses) on
            available-for-sale securities                                  138             (138)          (1,387)
        Accrued dividends on preferred stock                             2,455            2,437              117

    Transfer of held-to-maturity securities to
      available-for-sale, prior to SFAS 115                                 --               --           30,168

    Reclassification of held-to-maturity securities
      to available-for-sale per SFAS 115                                    --               --           48,287

    Loan activity
        Total commitments and permanent fundings                     $ 494,931        $ 332,325        $ 197,376
        Less:
            Change in undisbursed funds on construction
              commitments                                              (62,846)         (31,914)         (16,095)
            Loans originated to finance property sales                  (5,157)         (18,141)         (15,996)
            Non-cash portion of refinanced loans                        (6,300)              --               --
            Undisbursed portion of new lines of credit                 (50,412)         (15,680)          (5,250)
                                                                     ---------        ---------        ---------
        Net construction disbursements and loans funded              $ 370,216        $ 266,590        $ 160,035
                                                                     =========        =========        =========


        The accompanying notes are an integral part of these statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1997
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

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

NATURE OF OPERATIONS

The Company is principally engaged in the business of attracting deposits from the general public and using those deposits, together with borrowings and other funds, to originate residential and income property real estate loans. The Company's principal sources of revenue are interest earned on mortgage loans and investment securities, and fees received in connection with various deposit account services and miscellaneous loan processing activities. The Company's principal expenses are interest paid on deposit accounts and the costs necessary to operate the Company.

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

CASH AND CASH EQUIVALENTS

The Bank, in accordance with regulations, must maintain qualifying liquid assets at an average monthly balance of not less than 4% of the average of all deposits and other borrowings due in less than one year. Liquid assets consists primarily of cash, certificates of deposit and overnight investments. In addition, bankers' acceptances, and certain U.S. Government securities, corporate notes and mortgage-backed securities are liquid assets for regulatory purposes.

In the consolidated statements of financial condition and cash flows, cash and cash equivalents include cash, amounts due from banks, interest-bearing deposits, certificates of deposit and overnight investments.

INVESTMENT SECURITIES

The Company classifies debt and equity securities upon acquisition as available-for-sale. Debt and equity securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1997
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE A - SUMMARY OF ACCOUNTING POLICIES - CONTINUED

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

Interest on loans, including impaired loans, is recognized in revenue as earned and is accrued only if deemed collectible. Loans one or more payments delinquent are placed on nonaccrual status, meaning that the Company stops accruing interest on such loans and reverses any interest previously accrued but not collected. A nonaccrual loan may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected.

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

Based upon periodic analysis of future recoverability, changes in specific reserves established for the Company's real estate owned portfolio are charged to real estate operations.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1997
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE A - SUMMARY OF ACCOUNTING POLICIES - CONTINUED

ALLOWANCE FOR ESTIMATED CREDIT LOSSES

The Company establishes specific reserves for losses on individual real estate loans when it has determined that recovery of the Company's gross investment is not probable and when the amount of loss can be reasonably determined. In making this determination, the Company considers (1) the current status of the asset,
(2) the probable future status of the asset, (3) the value of the asset or underlying collateral, and (4) the Company's intent with respect to the asset. In quantifying the loss, if any, associated with individual loans, the Company utilizes external sources of information (i.e., appraisals, price opinions from real estate professionals, comparable sales data and internal estimates). In establishing specific reserves, the Company estimates the revenues expected to be generated from disposal of the Company's collateral, less construction and renovation costs (if any), holding costs and transaction costs. For multiple-unit residential construction and land developments, the resulting projected net cash flows are discounted utilizing a market rate of return to determine their fair value.

The Company establishes general reserves against the Company's portfolio of loans. Generally, such reserves are established for each segment of the Company's loan portfolio, including loans secured by single family residences, multi-family residences, commercial properties, residential construction developments and land parcels. In establishing general reserves, the Company incorporates (1) the recovery rate for similar properties previously sold by the Company, (2) valuations of groups of similar assets, (3) the probability of future adverse events (i.e., performing loans which become nonperforming, loans in default which proceed through to foreclosure) and (4) guidelines published by the Office of Thrift Supervision ("OTS").

A loan is impaired when it is probable that the creditor will be unable to collect all contractual principal and interest payments under the terms of the loan agreement. The Company measures impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as an expedient, the fair value of the collateral (less estimated selling costs if foreclosure is probable) if the loan is collateral-dependent.

DEPRECIATION AND AMORTIZATION

Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, on a straight-line basis. Buildings are depreciated over their estimated useful lives ranging from twenty to thirty years on a straight-line basis. Leasehold improvements are amortized over the lives of their respective leases or the service lives of the improvements, whichever is shorter. Original issuance costs of $1.2 million, as of December 1995, associated with the Senior Notes were capitalized and were being amortized over the life of the debt, which was five years. The Senior Notes were repaid in 1997 and the remaining unamortized costs of $0.8 million were expensed as an extraordinary item.

INCOME TAXES

The Company and its subsidiary file a consolidated federal income tax return and a combined state franchise tax return on a fiscal year ending September 30.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1997
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

Deferred tax assets and liabilities represent the tax effects, calculated at currently effective tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements. If it is more likely than not that any of a deferred tax asset will not be realized, a valuation allowance is recorded.

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED

In 1994, the Company recorded excess of cost over fair value of $0.2 million as goodwill resulting from the acquisition of one branch facility. The amount was being amortized over five years. However the facility was sold in 1996, at which time the remaining balance was offset against the gain on sale.

STOCK BASED COMPENSATION PLANS

The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. In 1996, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which encourages companies to account for stock compensation awards based on the fair value at the date the awards are granted. This statement does not require the application of the fair value method and allows the continuance of the current accounting method, which requires accounting for stock compensation awards based on their intrinsic value as of the grant date. However, SFAS No. 123 requires pro forma disclosure of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in this statement had been applied. See NOTE K.

IMPAIRMENT OF LONG-LIVED ASSETS

On January 1, 1996, the Bank adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This statement requires that long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Furthermore, this statement requires that certain long-lived assets and identifiable intangibles to be disposed of be reported at the lower of historical cost or fair value less cost to sell. The adoption of SFAS No. 121 did not have a material impact on operations.

FINANCIAL ASSETS AND LIABILITIES

In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities, and is applied prospectively to financial statements for fiscal years beginning after December 31, 1996. In 1996, the FASB also issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," which defers for one year the effective date of certain provisions within SFAS No.
125. The Company does not believe that adoption of SFAS Nos. 125 and 127 had a material impact on its operations and financial position in 1997.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," effective for the fiscal years beginning after December 15, 1997. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement further requires that a company display an amount representing total comprehensive income for the period in that financial statement. This statement also requires that a company classify items of other comprehensive income by their nature in a financial statement. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. Based on current accounting standards, this statement is not expected to have a material impact on the Company's consolidated financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for financial statements for periods beginning after December 15, 1997. This statement establishes standards for reporting information about operating segments in annual financial statements and requires that the Company report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has not yet determined its reporting segments.

RECLASSIFICATIONS

Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform to the 1997 presentation.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED DECEMBER 31, 1997 (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE A - SUMMARY OF ACCOUNTING POLICIES - CONTINUED

EARNINGS PER SHARE CALCULATION

In 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share. The table below sets forth the Company's earnings per share calculations for the years ended December 31, 1997, 1996 and 1995. The Diluted and Basic Methods were used for all three years as prescribed under Generally Accepted Accounting Principles ("GAAP"). In the table below, (1) Warrants refers to the warrants issued by the Company in December 1995, which have an exercise price of $2.25 per share and can be exercised beginning three years from the issue date and for a period of ten years from the issue date, (2) Options refers to the outstanding stock options granted (see Note K) and (3) Preferred Stock refers to the Cumulative Perpetual Preferred Stock issued by the Company in December 1995, and redeemed in December 1997, which carried an annual dividend equal to 18% of the face amount of the Preferred Stock, permitted dividends thereon to be paid, under certain circumstances, in equivalent value of the Company's common stock and had an initial dividend payment in June 1997.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1997
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE A - SUMMARY OF ACCOUNTING POLICIES - CONTINUED


                                               Years Ended December 31,
                                      ----------------------------------------
                                        1997            1996            1995
                                      --------        --------        --------
SHARES OUTSTANDING
   Basic                                 2,883           2,599           2,599
   Warrants                              2,376           2,376              --
   Options                                 657             686              --
   Less Treasury shares(1)(2)             (681)         (1,320)             --
                                      --------        --------        --------
   Diluted                               5,235           4,341           2,599
                                      ========        ========        ========

STOCKHOLDERS' EQUITY
   Basic                              $ 42,319        $ 32,330        $ 27,374
   Warrants                              5,346           5,346              --
   Options                               5,073           3,482              --
   Less Treasury shares(1)(2)           (9,012)         (8,790)             --
                                      --------        --------        --------
   Diluted                            $ 43,726        $ 32,368        $ 27,374
                                      ========        ========        ========

NET EARNINGS (LOSS)
   Earnings before
     extraordinary item               $ 11,151        $  7,507        $(14,217)
   Preferred stock dividends            (2,455)         (2,437)           (117)
                                      --------        --------        --------
   Earnings available for Common
     before extraordinary item           8,696           5,070         (14,334)

   Extraordinary item                   (1,534)             --              --
                                      --------        --------        --------

   Net earnings available
     for Common                       $  7,162        $  5,070        $(14,334)
                                      ========        ========        ========

BASIC BOOK VALUE PER SHARE            $  14.68        $  12.44        $  10.53
                                      ========        ========        ========

BASIC EARNINGS (LOSS) PER SHARE       $   2.49        $   1.95        $  (5.52)
                                      ========        ========        ========

DILUTED BOOK VALUE PER SHARE          $   8.35        $   7.46        $  10.53
                                      ========        ========        ========

DILUTED EARNINGS (LOSS) PER SHARE     $   1.37        $   1.17        $  (5.52)
                                      ========        ========        ========


(1) Under the Diluted Method, it is assumed that the Company will use proceeds from the proforma exercise of the Warrants and Options to acquire the actual shares currently outstanding (Treasury shares).

(2) Treasury shares were assumed to be repurchased at the average closing stock price for the period.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1997
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE B - CASH AND CASH EQUIVALENTS

Cash and cash equivalents at December 31 consist of the following:


                               1997          1996
                              -------       -------
Cash                          $ 9,520       $82,578
Certificates of deposit            --           100
Federal funds sold             42,100        11,300
                              -------       -------

                              $51,620       $93,978
                              =======       =======


NOTE C - INVESTMENT SECURITIES  AVAILABLE-FOR-SALE

The cost basis and estimated fair value of investment securities available-for-sale at December 31 are summarized as follows:


                                                            1997
                           --------------------------------------------------------------------------
                                                      GROSS UNREALIZED                  ESTIMATED
                              AMORTIZED         ------------------------------            FAIR
                                COST              GAINS            LOSSES                 VALUE
                           ----------------     -----------     --------------       ----------------
Mutual Fund                $            572     $         6     $           --       $            578
                           ----------------     -----------     --------------       ----------------
                           $            572     $         6     $           --       $            578
                           ================     ===========     ==============       ================

                                                            1996
                           --------------------------------------------------------------------------
                                                      GROSS UNREALIZED                  ESTIMATED
                              AMORTIZED         ------------------------------            FAIR
                                COST              GAINS            LOSSES                 VALUE
                           ----------------     -----------     --------------       ----------------
U.S. Government            $         38,503     $        --     $          132       $         38,371
                           ----------------     -----------     --------------       ----------------
                           $         38,503     $        --     $          132       $         38,371
                           ================     ===========     ==============       ================

Within the available-for-sale amounts at December 31, 1996 are restricted U.S. Government securities purchased with proceeds from the recapitalization of the Company in December 1995. See NOTE L. These proceeds represented prefunded interest expense associated with the Senior Notes and had both a cost basis and fair value of $3.2 million at December 31, 1996.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1997
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)


NOTE C - INVESTMENT SECURITIES  AVAILABLE-FOR-SALE - CONTINUED

The cost basis and estimated fair value of investment securities available-for-sale at December 31, 1997 are summarized by contractual maturity as follows:


                                                             ESTIMATED
                                                                FAIR
                                         COST BASIS             VALUE                YIELD
                                         -----------         --------------      ------------
Due in less than one year                $      572                   $ 578              6.38%
                                         ----------          --------------      ------------
                                         $      572                   $ 578              6.38%
                                         ==========          ==============      ============


NOTE D - LOANS RECEIVABLE

Loans receivable at December 31 are summarized as follows:


                                        1997             1996
                                     ---------        ---------
SINGLE FAMILY
    Estate                           $ 173,764        $ 107,891
    Conventional                       224,006          231,306
INCOME PROPERTY
    Multi-family                       225,738          220,707
    Commercial real estate             114,293           60,388
LAND                                    39,475           14,513
SINGLE FAMILY CONSTRUCTION
    Individual residences              112,899           56,306
    Tract development                   68,653           33,791
OTHER                                    9,698           15,684
                                     ---------        ---------
GROSS LOANS RECEIVABLE (1)             968,526          740,586

LESS
Participants' share                     (1,141)          (1,413)
Undisbursed funds                     (108,683)         (46,646)
Deferred fees and credits, net          (7,177)          (6,611)
Reserves                               (13,274)         (13,515)
                                     ---------        ---------

NET LOANS RECEIVABLE                 $ 838,251        $ 672,401
                                     =========        =========

------------
(1) Gross loans receivable includes outstanding balance plus undisbursed construction commitments.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1997
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE D - LOANS RECEIVABLE - CONTINUED

The table below summarizes the maturities for fixed-rate loans and the repricing intervals for adjustable-rate loans as of December 31, 1997:


                                          PRINCIPAL BALANCE
                               --------------------------------------
                                FIXED       ADJUSTABLE
INTERVAL                        RATE            RATE          TOTAL
                               --------       --------       --------
1 to 3 months                  $  1,529       $572,950       $574,479
greater than 3 to 6 months        1,522        177,808        179,330
greater than 6 to 12 months      14,113         37,248         51,361
greater than 1 to 2 years        14,043           --           14,043
greater than 2 to 5 years        27,212           --           27,212
greater than 5 to 10 years        8,103           --            8,103
greater than 10 to 20 years      18,060           --           18,060
More than 20 years               95,938           --           95,938
                               --------       --------       --------
                               $180,520       $788,006       $968,526
                               ========       ========       ========



The contractual weighted average interest rates on loans at December 31, 1997 and 1996 were 8.96% and 8.75%, respectively.

The table below summarizes nonaccrual loans at December 31 by type of loan:


                                       1997          1996
                                     -------       -------
SINGLE FAMILY
        Estate                       $ 7,885       $ 2,824
        Conventional                   7,348        14,184
INCOME PROPERTY - multi-family          --          11,172
LAND                                     163           432
OTHER                                   --              12
                                     -------       -------
                                     $15,396       $28,624
                                     =======       =======


The interest income recognized on nonaccrual loans for 1997, 1996 and 1995 was $0.9 million, $1.9 million and $1.0 million, respectively. If these loans had been performing for the entire year the income recognized would have been $1.4 million, $2.8 million and $1.5 million for 1997, 1996 and 1995, respectively.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1997
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE D - LOANS RECEIVABLE - CONTINUED

The table below summarizes the amounts of interest revenue that would have been recognized on troubled debt restructurings had borrowers paid at the original loan interest rate throughout each of the years below, the interest revenue that would have been recognized based upon the modified interest rate, and the interest revenue that was included in the consolidated statements of operations for the periods indicated. For this purpose, troubled debt restructurings ("TDRs") include loans with respect to which (1) the original interest rate was changed for a defined period of time, (2) the loan's maturity was extended, and/or (3) principal or interest payments were suspended for a defined period of time.


                                    PRINCIPAL        ORIGINAL        MODIFIED       RECOGNIZED
                                     BALANCE         INTEREST        INTEREST        INTEREST
                                     -------         -------         -------         -------
YEAR ENDED DECEMBER 31, 1997
Permanent loans                      $29,562         $ 2,908         $ 2,665         $ 2,505
                                     -------         -------         -------         -------

                                     $29,562         $ 2,908         $ 2,665         $ 2,505
                                     =======         =======         =======         =======

YEAR ENDED DECEMBER 31, 1996
Construction loans                   $   389         $    43         $    43         $    18
Permanent loans                       38,695           3,716           3,511           3,088
                                     -------         -------         -------         -------

                                     $39,084         $ 3,759         $ 3,554         $ 3,106
                                     =======         =======         =======         =======

YEAR ENDED DECEMBER 31, 1995
Permanent loans                      $24,029         $ 1,929         $ 1,707         $ 1,707
                                     -------         -------         -------         -------

                                     $24,029         $ 1,929         $ 1,707         $ 1,707
                                     =======         =======         =======         =======



The table below summarizes the activity within the allowance for estimated credit losses on loans for the years ended December 31:


                                       1997              1996              1995
                                     --------          --------          --------
Balance at beginning of year         $ 13,515          $ 15,192          $ 21,461
Provision for credit losses             5,137             6,067               472
Charge-offs                            (5,378)           (7,744)           (6,741)
                                     --------          --------          --------
                                     $ 13,274          $ 13,515          $ 15,192
                                     ========          ========          ========


During the past several years, the Company's lending areas, which are concentrated in Southern California, experienced adverse economic conditions, including declining real estate values. These factors adversely affected the ability of certain borrowers to repay loans according to their stated terms. Although the Company believes the level of allowance for estimated credit losses on loans is adequate to absorb losses inherent in the loan portfolio, continuing weakness in the local economy may result in increasing loan losses that cannot be reasonably predicted at December 31, 1997.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1997
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE D - LOANS RECEIVABLE - CONTINUED

The recorded investment in loans considered to be impaired under SFAS No. 114 at December 31 was as follows:


                                                              1997           1996           1995
                                                            --------       --------       --------
Impaired loans without specific loss reserves               $ 27,970       $ 43,209       $50,157
Impaired loans with specific loss reserves                    24,476          8,728        13,159
Specific loss reserves allocated to impaired loans            (2,815)        (2,185)       (3,426)
                                                            --------       --------       -------

Total impaired loans, net of specific loss reserves         $ 49,631       $ 49,752       $59,890
                                                            ========       ========       =======
Average investment in impaired loans                        $ 50,400       $ 57,100       $78,600
Interest income recognized on impaired loans                $  4,202       $  3,607       $ 4,356


The table below reconciles the principal balance of impaired loans and TDRs at December 31, as follows:


                                                         1997              1996
                                                       --------          --------
Total impaired loans                                   $ 52,446          $ 51,937
Impaired loans 90 days or more delinquent               (10,793)          (16,643)
                                                       --------          --------
Performing impaired loans                                41,653            35,294
Impaired loans which are not TDRs                       (12,193)             --
                                                       --------          --------
Performing TDRs                                          29,460            35,294
TDRs which are 90 days or more delinquent                   102             3,790
                                                       --------          --------
Total TDRs                                             $ 29,562          $ 39,084
                                                       ========          ========

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1997
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE E - REAL ESTATE OWNED

Real estate owned at December 31 is summarized as follows:


                                        1997            1996
                                      --------        --------
SINGLE FAMILY
    Conventional                      $  7,695        $  9,777
INCOME PROPERTY
   Multi-family                          2,362           3,215
   Commercial                             --               346
LAND                                     2,365           2,517
CONSTRUCTION- tract development           --            16,156
                                      --------        --------

GROSS INVESTMENT                        12,422          32,011

Reserves                                (2,563)        (11,871)
                                      --------        --------

NET INVESTMENT                        $  9,859        $ 20,140
                                      ========        ========


The table below summarizes the allowance for estimated losses on real estate owned for the years ended December 31:


                                       1997            1996            1995
                                     --------        --------        --------
Balance at beginning of year         $ 11,871        $ 15,725        $ 32,609
Provision for estimated losses            913           4,933          18,973
Charge-offs                           (10,221)         (8,787)        (35,857)
                                     --------        --------        --------

Balance at end of year               $  2,563        $ 11,871        $ 15,725
                                     ========        ========        ========


Real estate operations for the years ended December 31 are summarized as follows:


                                                            1997            1996            1995
                                                          --------        --------        --------
Expenses associated with real estate owned
    Property taxes                                        $    119        $    135        $     35
    Repairs, maintenance and renovation                        222             160             475
    Insurance                                                  188             258             132
                                                          --------        --------        --------

                                                               529             553             642

Net recoveries from sales of properties                     (1,282)         (1,769)         (2,467)
Rental income, net                                            (389)         (1,339)         (2,839)
Provision for estimated losses on real estate owned            913           4,933          18,973
                                                          --------        --------        --------
(Income) loss from real estate operations, net            $   (229)       $  2,378        $ 14,309
                                                          ========        ========        ========

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1997
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE F - OFFICE PROPERTY AND EQUIPMENT - AT COST

Office property and equipment at December 31 consists of the following:


                                                      1997           1996
                                                    -------        -------
Office buildings                                    $ 1,140        $ 1,140
Furniture and equipment                               4,844          4,191
Leasehold improvements                                2,305          2,290
                                                    -------        -------
                                                      8,289          7,621

Less
    Accumulated depreciation and amortization        (4,279)        (3,082)
                                                    -------        -------
                                                      4,010          4,539
Land                                                    190            190
                                                    -------        -------
                                                    $ 4,200        $ 4,729
                                                    =======        =======


The Company recognized $1.2 million, $1.1 million and $1.0 million of depreciation expense for the years 1997, 1996 and 1995, respectively.

NOTE G - DEPOSITS

The table below summarizes the balances of and weighted average interest rates ("WAIR") for deposits at December 31:


                                                     1997                                 1996
                                          ------------------------------      -----------------------------------
                                           WAIR             BALANCE             WAIR                 BALANCE
                                          --------       ---------------      ----------          ---------------
Checking/NOW                                1.23%          $ 36,755            0.99%                $ 28,879
Passbook                                    1.64%            20,139            1.68%                  22,887
Money market                                3.94%            48,918            1.46%                  18,793
Certificates of deposit
    4.00% or less                                             1,789                                    2,793
    4.01% - 5.00%                                            55,868                                   98,425
    5.01% - 6.00%                                           554,559                                  442,393
    6.01% - 7.00%                                            81,373                                  103,005
    7.01% or more                                               100                                      634
                                                          ---------                                ---------
                                            5.28%         $ 799,501            5.10%               $ 717,809
                                                          =========                                =========

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1997
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

Interest expense on deposits, by type of account, for the years ended December 31 is summarized as follows:


                                1997          1996          1995
                              -------       -------       -------
Checking/NOW                  $   381       $   212       $   484
Passbook                          403           508           205
Money market                    1,018           365         1,024
Certificates of deposit        37,118        34,483        31,880
                              -------       -------       -------
                              $38,920       $35,568       $33,593
                              =======       =======       =======

as'ldf'sd

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1997
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)


NOTE G - DEPOSITS - CONTINUED

The table below sets forth the maturities of the Company's certificates of deposit outstanding at December 31:

                                                              1997
                           -------------------------------------------------------------------------
                                              OVER            OVER
                                          THREE MONTHS     SIX MONTHS
                           THREE MONTHS      THROUGH         THROUGH           OVER
                             OR LESS       SIX MONTHS       ONE YEAR        ONE YEAR          TOTAL
                           ------------   ------------     ----------       --------        --------
BALANCES less than $100,000

    4.00% or less           $  1,660        $     15        $     26        $     88        $  1,789
    4.01% - 5.00%             38,460           1,650           1,571           5,206          46,887
    5.01% - 6.00%            119,283         111,758         176,146          16,890         424,077
    6.01% - 7.00%              4,834          21,458          29,818           1,218          57,328
    7.01% or more                  -               -               -             100             100
                            --------        --------        --------        --------        --------
                             164,237         134,881         207,561          23,502         530,181
BALANCES greater than or equal to $100,000

    4.00% or less                  -               -               -               -               -
    4.01% - 5.00%              7,162               -             548           1,271           8,981
    5.01% - 6.00%             38,734          30,306          57,313           4,129         130,482
    6.01% - 7.00%              2,663           9,933          10,926             523          24,045
    7.01% or more                  -               -               -               -               -
                            --------        --------        --------        --------        --------
                              48,559          40,239          68,787           5,923         163,508
                            --------        --------        --------        --------        --------

TOTAL                       $212,796        $175,120        $276,348        $ 29,425        $693,689
                            ========        ========        ========        ========        ========


                                                              1996
                           -------------------------------------------------------------------------
                                              OVER            OVER
                                          THREE MONTHS     SIX MONTHS
                           THREE MONTHS      THROUGH         THROUGH           OVER
                             OR LESS       SIX MONTHS       ONE YEAR        ONE YEAR          TOTAL
                           ------------   ------------     ----------       --------        --------
BALANCES less than $100,000

    4.00% or less           $  2,581        $    104        $      -        $      4        $  2,689
    4.01% - 5.00%             54,800           4,556           3,239          17,127          79,722
    5.01% - 6.00%            108,271          91,529          93,528          52,373         345,701
    6.01% - 7.00%              9,760           6,464          40,078          22,706          79,008
    7.01% or more                234               -               -             100             334
                            --------        --------        --------        --------        --------
                             175,646         102,653         136,845          92,310         507,454
BALANCES greater than or equal to $100,000

    4.00% or less                104               -               -               -             104
    4.01% - 5.00%             12,609               -             160           5,934          18,703
    5.01% - 6.00%             29,449          25,322          30,697          11,224          96,692
    6.01% - 7.00%              3,554           2,060          13,373           5,010          23,997
    7.01% or more                  -             200               -             100             300
                            --------        --------        --------        --------        --------
                              45,716          27,582          44,230          22,268         139,796
                            --------        --------        --------        --------        --------

TOTAL                       $221,362        $130,235        $181,075        $114,578        $647,250
                            ========        ========        ========        ========        ========

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1997
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)



NOTE H - SHORT-TERM BORROWINGS

A primary alternate funding source for the Company is a credit line with the FHLB of San Francisco of up to 35% of the Company's total assets. The FHLB system functions as a source of credit to savings institutions which are members of a Federal Home Loan Bank. Advances are typically secured by the Company's real estate loans and the capital stock of the FHLB owned by the Company. Subject to the FHLB of San Francisco's advance policies and requirements, these advances can be requested for any business purpose in which the Company is authorized to engage. In granting advances, the FHLB of San Francisco considers a member's creditworthiness and other relevant factors.

The balance and rate of FHLB advances at December 31 are summarized as follows:

                                            1997                                1996
                             ------------------------------      -----------------------------
  ORIGINAL TERM                 PRINCIPAL          RATE            PRINCIPAL           RATE
-------------------          ----------------    ----------      ---------------     ---------
9 Months                        $      -            - %            $ 25,000             5.99%
12 Months                         40,000          5.95%              25,000             6.24%
                                --------                           --------
                                $ 40,000          5.95%            $ 50,000             6.12%
                                ========                           ========


The following schedule summarizes information relating to the Company's FHLB advances for the periods presented:

                                                        1997             1996
                                                      --------         --------
Average balance during the year                       $ 48,600         $ 41,138
Average interest rate during the year                     6.00%            6.01%
Maximum month-end balance during the year               75,000          100,000
Loans underlying the agreements at year end            446,204          360,829

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1997
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)


NOTE I - INCOME TAXES

Benefit (provision) for income taxes for the years ended December 31 consists of the following:

                                     1997              1996              1995
                                   -------           -------            -------
Current
    Federal                        $     -           $ 2,139            $  (615)
    State                                -                 -                 (2)
                                   -------           -------            -------
                                         -             2,139               (617)
                                   -------           -------            -------

Deferred
    Federal                          2,346             3,087                  -
    State                              231             1,156                  -
                                   -------           -------            -------
                                     2,577             4,243                  -
                                   -------           -------            -------

                                   $ 2,577           $ 6,382            $  (617)
                                   =======           =======            =======


The components of the net deferred income tax asset (liability) at December 31 are summarized as follows:

                                                      1997               1996
                                                    --------           --------
 Deferred income tax liabilities
     Loan fees                                      $ (2,690)          $ (1,234)
     FHLB stock                                       (1,380)            (1,170)
     Depreciation                                       (444)              (740)
     Other                                            (1,249)            (1,158)
                                                    --------           --------
                                                      (5,763)            (4,302)
                                                    --------           --------

Deferred income tax assets
    Bad debts                                          6,974              8,140
    State NOL carryforward                             1,301                703
    Federal AMT credit carryforward                    1,041                936
    Federal NOL carryforward                           4,240              5,166
    Delinquent interest                                    -                684
    Other                                              1,841              1,672
                                                    --------           --------
                                                      15,397             17,301
                                                    --------           --------
Valuation allowance                                   (2,814)            (8,756)
                                                    --------           --------
    Net deferred income tax assets                  $  6,820           $  4,243
                                                    ========           ========

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1997
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)


NOTE I - INCOME TAXES - CONTINUED

At December 31, 1997, the Company had (1) a federal net operating loss carryforward of $12.5 million expiring in 2010 through 2011, (2) state net operating loss carryforwards of $4.2 million and $8.1 million expiring in 2000 and 2001, respectively and (3) a federal alternative minimum tax credit carryover of $1.0 million which can be carried forward indefinitely.

The income tax receivable (liability) at December 31 consists of the following:

                                                      1997               1996
                                                    -------             -------
Deferred
    Federal
        Income tax asset                            $ 6,517             $ 8,997
        Valuation allowance                          (1,084)             (5,910)
    State
        Income tax asset                              3,117               4,002
        Valuation allowance                          (1,730)             (2,846)
                                                    -------             -------
                                                    $ 6,820             $ 4,243
                                                    =======             =======

The table below summarizes the differences between the statutory income tax and the Company's effective tax for the years ended December 31:

                                                                 1997          1996         1995
                                                               -------       -------       -------
Federal income (tax) benefit                                   $(2,464)      $  (393)      $ 4,760
Reduction (addition) resulting from
    Change in valuation allowance                                5,942         6,090        (4,743)
    Goodwill amortization and charge-off                             -           (13)          163
    California franchise tax, net of federal income taxes         (737)          763             -
    Other                                                         (164)          (65)         (797)
                                                               -------       -------       -------
                                                               $ 2,577       $ 6,382       $  (617)
                                                               =======       =======       =======

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1997
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)


NOTE J - DISPOSITION OF DEPOSITS AND PREMISES

During 1996 and 1995, the Company sold certain of its branch deposits and sold or closed the related branch facilities, consolidated deposits from certain branches and sold the related facilities, and sold its two owned corporate office buildings. The table below sets forth the composition of the net gain or loss realized from these transactions for the years ended December 31:

                                                         1996           1995
                                                      ---------       ---------
Deposits sold                                         $ 186,573       $  17,072
                                                      =========       =========

Net premium received from sales of deposits           $   6,305       $     265

Net gain (loss) on disposition of premises
    Proceeds received                                     1,826             743
    Net book value at disposition                        (1,479)           (922)
    Provision for loss on disposition                         -            (203)
                                                      ---------       ---------

    Net gain (loss) from disposition of premises            347            (382)

    Other sale-related expenses                            (239)              -
                                                      ---------       ---------

    Net gain (loss)                                   $   6,413       $    (117)
                                                      =========       =========

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1997
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)



NOTE K - EMPLOYEE BENEFIT PLANS

The Company has an Employee Stock Ownership Plan ("ESOP") that previously covered substantially all employees over 21 years of age who met minimum service requirements. As of December 15, 1995, the Company froze the ESOP and all accounts became fully vested and nonforfeitable. At December 31, 1997, the ESOP owned 132,751 shares of the Company's common stock. As of December 31, 1997, the Company had a loan receivable from the ESOP of $92,000 collateralized by 5,833 shares of common stock owned by the ESOP.

Effective April 1, 1996, the ESOP was amended to include a 401(k) plan. The Company makes a matching contribution equal to 100% of the amount each participant elects to defer up to a maximum of 3% of the participant's compensation for the calendar quarter. Employees are eligible to participate if they were employed by the Company on March 1, 1996 or have been employed for 6 months, worked at least 500 hours, and over 21 years of age.

The Company had a retirement income plan ("Retirement Plan") that previously covered substantially all employees over 21 years of age who met minimum service requirements. The Company terminated the Retirement Plan as of July 1997.

The Company has two stock option plans ("Option Plans"), one of which provides for the issuance of stock options to all employees of the Company and the other of which provides for the issuance of stock options to all employees other than certain executive officers of the Company. The purpose for both plans is the rewarding of exemplary performance by officers and employees of the Company as well as the recruiting and retaining of officers and employees. At December 31, 1997, the Option Plans provide for the issuance of an aggregate of a maximum of 840,854 shares of common stock of the Company upon exercise of options. The exercise price of any option may not be less than the fair market value of the common stock on the date of grant and the term of any option may not exceed 10 years.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1997
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)



NOTE K - EMPLOYEE BENEFIT PLANS - CONTINUED

A summary of the status of the Option Plans as of December 31, and changes during the years ended on those dates, is presented below:

                                                 1997                         1996
                                     -------------------------     -------------------------
                                                      WEIGHTED                     WEIGHTED
                                                      AVERAGE                       AVERAGE
                                                      EXERCISE                      EXERCISE
                                     SHARES            PRICE       SHARES            PRICE
                                     -------          --------     -------          --------
Outstanding at beginning of year     686,000           $ 5.08      696,000           $ 4.95
Granted                              120,000            16.77       36,000             7.81
Exercised                            (60,200)            4.92            -             -
Terminated                           (24,000)            5.26      (46,000)            5.26
                                     -------                       -------
Outstanding at end of year           721,800             7.03      686,000             5.08
                                     =======                       =======
Options exercisable at year end      372,934                       226,050
                                     =======                       =======

The following table summarizes information about stock options outstanding at December 31, 1997:

                                      WEIGHTED
                                       AVERAGE
                                      REMAINING
 EXERCISE           NUMBER           CONTRACTUAL         NUMBER
  PRICE          OUTSTANDING            LIFE           EXERCISABLE
 --------        -----------         -----------       -----------
 $ 4.65            322,000              5.10             203,334
   5.26            243,800              5.28             169,600
   7.81             36,000              7.50                   -
  10.50             20,000              7.00                   -
  18.02            100,000              7.00                   -
                   -------                               -------
   7.03            721,800              5.57             372,934
                   =======                               =======

If compensation costs for the Option Plans had been determined based on the fair value at the grant date for awards in 1997, 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net earnings and net earnings per share would have been reduced to the pro forma amounts indicated below:

                                                   1997         1996         1995
                                                 -------      -------      --------
Net earnings (loss) - as reported                $ 9,617      $ 7,507      $(14,217)
                                                 =======      =======      ========
Net earnings (loss) - pro forma                  $ 8,880      $ 6,646      $(14,270)
                                                 =======      =======      ========
Basic earnings (loss) per share - as reported    $  2.49      $  1.95      $  (5.52)
                                                 =======      =======      ========
Basic earnings (loss) per share - pro forma      $  2.23      $  1.62      $  (5.54)
                                                 =======      =======      ========
Diluted earnings (loss) per share - as reported  $  1.37      $  1.17      $  (5.52)
                                                 =======      =======      ========
Diluted earnings (loss) per share - pro forma    $  1.23      $  0.97      $  (5.54)
                                                 =======      =======      ========

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1997
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)



The fair value of options granted under the Option Plans were estimated on the date of grant using the Black-Scholes option-pricing model. In 1997, the following weighted average assumptions were used: no dividend yield, expected volatility of 123%, risk free interest rate of 5.7% and expected lives of 3 to 5 years. In 1996 and 1995, the following weighted average assumptions were used: no dividend yield, expected volatility of 124%, risk free interest rate of 5.6% and expected lives of 3-5 years.

NOTE L - CAPITAL AND DEBT OFFERINGS

In December 1995, the Company sold $27.0 million of "investment units" at a price of $500,000 per unit in a private placement offering (the "1995 Offering"). Each investment unit consisted of $250,000 principal amount of the Company's senior notes due 2000 ("1995 Senior Notes"), five shares of the Company's cumulative preferred stock, series A ("Series A Preferred"), and one warrant to purchase 44,000 shares of the Company's common stock ("Warrants"). The Company contributed $19.0 million of the net proceeds of the Offering as qualifying Tier 1 capital to the Bank during December to satisfy the capital-raising provisions of a Prompt Corrective Action Directive ("PCA") issued in June 1995 by the OTS.

The Company recorded the 1995 Senior Notes, with a face amount of $13.5 million, at $12.0 million. Interest was payable semiannually at a rate of 12.0% per annum on the face amount and had an effective annual cost of 15.87% during 1997 after recording the effect of the Original Issue Discount ("OID") of $1.5 million. The accretion of the OID was to be recognized using the constant yield method over the five-year term of the Senior Notes. During 1997, 1996 and 1995, the Company recorded $350,000, $301,000 and $11,000, respectively, of OID as part of its interest expense.

The Company also recorded the receipt of $12.8 million from the issuance of 270 shares of Series A Preferred with a par value of $.01 as Capital in Excess of Par Value - Cumulative Preferred Stock, Series A. The Series A Preferred provided for cumulative dividends, payable quarterly commencing June 1997 at an annual rate of 18% on the $13.5 million liquidation preference of the stock.

The Company recorded $2.2 million of the proceeds from the sale of the units to the Warrants as additional paid in capital. The Warrants entitle the holders to purchase up to an aggregate of 2.4 million shares of Common Stock for $2.25 per share at any time after December 15, 1998. The Warrants will terminate in December 2005.

On December 31, 1997, the Company sold $40.0 million of 12.5% Senior Notes due 2004 ("1997 Senior Notes") in a private placement (the "1997 Offering"), which included registration rights. Concurrent with the completion of the 1997 Offering, the Company prepaid all of its 1995 Senior Notes and redeemed all of its Series A Preferred. The 1995 Senior Notes and Series A Preferred were retired at par plus accrued interest and dividends, which approximated $27.2 million. This repayment and redemption resulted in the write-off of the remaining OID ($0.8 million) and prepaid offering costs ($0.7 million) as an extraordinary item. Net proceeds after the offering costs and the prepayment of the 1995 Senior Notes and Series A Preferred amounted to approximately $10.4 million, funds which became available to the Company for general corporate purposes, inclusive of supporting the planned business activities of the Bank.

Interest on the 1997 Senior Notes will be payable semiannually commencing on June 30, 1998. On or after December 31, 2002, the 1997 Senior Notes will be redeemable at any time at the option of the Company, in whole or in part, at the redemption price of 106.25% for the twelve-month period beginning December 31, 2002, and 103.125% for the twelve-month period beginning December 31, 2003, and thereafter until maturity.


NOTE M - STOCKHOLDERS' EQUITY

Retained earnings, which include bad debt deductions of approximately $25.5 million for federal income tax purposes at December 31, 1997, are restricted and may be used only for the absorption of losses on loans and real estate acquired through foreclosure. They are not subject to federal income tax unless used for other purposes. The

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1997
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)



NOTE M - STOCKHOLDERS' EQUITY - CONTINUED


Company has not provided for federal income tax on these amounts, since it is not contemplated that such amounts will be used for purposes other than to absorb such losses.

The Home Owners' Loan Act ("HOLA") and the capital regulations of the OTS promulgated thereunder ("Capital Regulations") impose three capital requirements on savings associations, including a "core capital requirement", a "tangible capital requirement" and a "risk-based capital requirement".

Under the core capital requirement, a savings association must maintain "core capital" of not less than 3.0% of adjusted total assets. "Core Capital" generally includes common stockholders' equity, noncumulative perpetual preferred stock, including any related surplus, and minority interests in the equity accounts of fully consolidated subsidiaries. The amount of an association's core capital is, in general, calculated in accordance with GAAP, but with certain exceptions. Among other exceptions, adjustments to an association's GAAP equity accounts that are required pursuant to SFAS 115 to reflect changes in market value of certain securities held by the association that are categorized as "available-for-sale" are not to be included in the calculation of core capital for regulatory capital purposes. Intangible assets (not including purchased mortgage servicing rights, certain mortgage servicing rights with respect to originated loans and purchased credit card relationships) must be deducted from core capital. With certain exceptions, equity investments, including equity investments in real estate, and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio, must also be deducted from capital. Core capital may include purchased mortgage servicing rights, certain mortgage servicing rights with respect to originated loans and purchased credit card relationships, subject to certain limitations.

Under the tangible capital requirement, a savings association must maintain "tangible capital" in an amount not less than 1.5% of adjusted total assets. "Tangible capital" means core capital less any intangible assets (including supervisory goodwill), plus purchased mortgage servicing rights, and certain mortgage servicing rights with respect to originated loans, subject to certain limitations.

Under the risk-based capital requirement, a savings association must maintain "total capital" equal to 8.0% of risk-weighted assets. "Total capital" consists of core capital and supplementary capital. Supplementary capital includes, among other things, certain types of preferred stock and subordinated debt and, subject to certain limitations, general reserves up to 1.25% of risk-weighted assets. A savings association's supplementary capital may be used to satisfy the risk-based capital requirements only to the extent of that association's core capital. Risk-weighted assets are the assets of the association (including certain off-balance sheet items, including letters of credit, and loans or other assets sold with subordination or recourse arrangements) adjusted to reflect the degree of credit risk deemed to be associated with such assets, ranging from 0% for low-risk assets such as U. S. Government securities and GNMA securities to 100% for various types of loans and other assets deemed to be higher risk. Single family mortgage loans having loan-to-value ratios not exceeding 80% and meeting certain additional criteria, as well as certain multi-family residential mortgage loans, qualify for a 50% risk-weighted treatment.

The risk-based capital rules of the OTS, FDIC and other federal banking agencies provide that an association must hold capital in excess of regulatory minimums to the extent that examiners find either (i) significant exposure to concentration of credit risk such as risks from higher interest rates, prepayments, significant off-balance sheet items (especially standby letters of credit), or risks arising from nontraditional activities or (ii) that the association is not adequately managing these risks. For this purpose, however, the agencies have stated that, in view of the statutory requirements relating to permitted lending and investment activities of savings associations, the general concentration by such associations in real estate lending activities would not, by itself, be deemed to constitute an exposure to concentration of credit risk that would require greater capital levels.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1997
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)



NOTE M - STOCKHOLDERS' EQUITY -CONTINUED


In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an association with a greater than "normal" level of interest rate risk is subject to a deduction of its interest rate risk component from total capital for purposes of calculating its risk-based capital. As a result, such an association is required to maintain additional capital in order to comply with the risk-based capital requirement. The final rule was originally to be effective as of January 1, 1994; however, its effectiveness has been delayed several times. In August 1995, the OTS issued Thrift Bulletin No. 67, which allows eligible associations to request an adjustment to their interest rate risk component as calculated by the OTS, or to request to use their own models to calculate their interest rate component. The OTS also indicated that it will continue to delay the effectiveness of its interest rate risk rule requiring associations with above normal interest rate risk exposure to adjust their regulatory capital requirement until new procedures are implemented and evaluated.

Under federal law, each federal banking agency has implemented a system of prompt corrective action for associations which it regulates. Under OTS regulations for prompt corrective action ("PCA Rules"), an association is deemed to be (i) "well-capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal law authorizes the OTS to reclassify a well capitalized association as adequately capitalized and may require an adequately capitalized association or an undercapitalized association to comply with supervisory actions as if it were in the next lower category (except that the OTS may not reclassify a significantly undercapitalized association as critically undercapitalized).

Under the PCA Rules, an association that is deemed to be undercapitalized must submit a capital restoration plan and is subject to mandatory restrictions on capital distributions (including cash dividends) and management fees, increased supervisory monitoring by the OTS, growth restrictions, restrictions on certain expansion proposals and capital restoration plan submission requirements. If an association is deemed to be significantly undercapitalized, all of the foregoing mandatory restrictions apply, as well as a restriction on compensation paid to senior executive officers. Furthermore, the OTS must take one or more of the following actions: (i) require the association to sell shares (including voting shares) or obligations; (ii) require the association to be acquired or merged (if one or more grounds for the appointment of a conservator or receiver exists); (iii) implement various restrictions on transactions with affiliates;
(iv) restrict interest rates on deposits; (v) impose further asset growth restrictions or asset reductions; (vi) require the association or subsidiary to alter, reduce, or terminate activities considered risky; (vii) order a new election of directors; (viii) dismiss directors and/or officers who have held office more than 180 days before the association became undercapitalized; (ix) require the hiring of qualified executives; (x) prohibit correspondent bank deposits; (xi) require the association to divest or liquidate a subsidiary in danger of insolvency or a controlling company to divest any affiliate that poses a significant risk, or is likely to cause a significant dissipation of assets or earnings; (xii) require a controlling company to divest the association if it improves the association's financial prospects; or (xiii) require any other action the OTS determines fulfills the purposes of the PCA Rules.

The OTS may also impose on significantly undercapitalized associations one or more of the mandatory restrictions applicable to critically undercapitalized associations. The restrictions require prior regulatory approval for any

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1997
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)



NOTE M - STOCKHOLDERS' EQUITY - CONTINUED


material transaction, to extend credit on a highly leveraged transaction, to adopt charter or bylaws amendments, to make material accounting changes, to engage in covered transactions with affiliates, to pay excessive compensation, or to pay higher interest on new or renewing liabilities. A critically undercapitalized association may not, beginning 60 days after becoming critically undercapitalized, make any principal or interest payments on subordinated debt not outstanding on July 15, 1991. The OTS is required, not later than 90 days after a savings association becomes critically undercapitalized to either (i) appoint a conservator or receiver or (ii) take such other actions it determines would better achieve the purpose of the PCA Rules. In any event, the OTS is required to appoint a receiver within 270 days after the association becomes critically undercapitalized unless (i) with the concurrence of the FDIC, the OTS determines the association has a positive net worth, has been in substantial compliance with an approved capital restoration plan, is profitable or has an upward trend in earnings which the OTS finds is substantial, and is reducing the ratio of nonperforming loans to total loans and
(ii) the Director of the OTS and the Chairman of the FDIC both certify that the association is viable and not expected to fail.

As of December 31, 1997 and 1996, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for PCA Rules. There are no conditions or events since that notification that management believes have changed the Bank's category. The following table sets forth as of December 31, 1997 and 1996, the Bank's actual regulatory capital amounts and ratios and the regulatory capital amounts and ratios for the Bank to be "adequately capitalized" and "well capitalized."

                                                                                                       TO BE CATEGORIZED
                                                                                                      AS WELL CAPITALIZED
                                                                              FOR CAPITAL           UNDER PROMPT CORRECTIVE
                                                     ACTUAL               ADEQUACY PURPOSES           ACTION PROVISIONS
                                            ----------------------      ---------------------       -----------------------
                                             AMOUNT          RATIO       AMOUNT        RATIOS         AMOUNT        RATIOS
                                            --------         -----      --------       ------        --------       ------
AS OF DECEMBER 31, 1997:
    Total Capital
    (to Risk Weighted Assets)               $ 78,454         11.48%     $ 54,679        8.00%        $ 68,349        10.00%
    Core Capital
    (to Adjusted Tangible Assets)(1)          69,900          7.55%       27,773        3.00%          46,289         5.00%
    Tangible Capital
    (to Adjusted Tangible Assets)(1)          69,900          7.55%       13,887        1.50%             N/A           N/A
    Tier 1 Capital
    (to Risk Weighted Assets)                 69,900         10.23%          N/A          N/A          41,009         6.00%

AS OF DECEMBER 31, 1996
    Total Capital
    (to Risk Weighted Assets)               $ 59,560         11.11%     $ 42,879        8.00%        $ 53,599        10.00%
    Core Capital
    (to Adjusted Tangible Assets)(1)          52,803          6.27%       25,267        3.00%          42,106         5.00%
    Tangible Capital
    (to Adjusted Tangible Assets)(1)          52,803          6.27%       12,634        1.50%             N/A           N/A
    Tier 1 Capital
    (to Risk Weighted Assets)                 52,803          9.85%          N/A          N/A          32,159         6.00%

----------------
(1) The term "adjusted tangible assets" refers to the term "adjusted total assets" as defined in 12 C.F.R. Section 567.1(a) for purposes of tangible and core capital requirements, and refers to the term "risk-weighted assets" as defined in 12 C.F.R. Section 567.1(b) for purposes of risk-based capital requirements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1997
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)



NOTE N - COMMITMENTS AND CONTINGENCIES

LITIGATION

On September 6, 1996, the Company and the Bank were named as defendants in a class action lawsuit entitled Stanley D. Mosler and Eileen C. Mosler vs. Hawthorne Savings and Loan Association, Hawthorne Financial Corporation, et. al., filed in the Superior Court of the State of California as Case No. BC154729 (the "Action"). The plaintiffs had previously filed an individual action alleging the same matters contained in the class action complaint. Plaintiffs contend they were entitled to a notice of availability of foreclosure counseling, which they allege they did not receive, before the Bank foreclosed. Plaintiffs contend that the alleged failure to provide counseling notices and the underbidding by the Bank of the loan amount at foreclosure resulted in damages to the purported class in an amount in excess of $40 million. The Company has been named and alleged to have liability based upon its relationship as trustee on the Deed of Trust securing the Bank's loans. The Company and

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1997
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)



NOTE N - COMMITMENTS AND CONTINGENCIES - CONTINUED

the Bank filed responsive pleadings to the Action alleging that the complaint is defective on its face and that the plaintiffs are not proper representatives of the purported class. The court granted the Company and Bank's motion and dismissed the plaintiffs' case. The Appellate Court heard oral argument in July 1997 and upheld the trial court's dismissal of the Action. The plaintiffs sought a review by the California Supreme Court. The Supreme Court denied plaintiff's request for review. The remaining causes of action in this lawsuit are the same as contained in the previously filed individual action. Trial in the individual action is scheduled for May 11, 1998.

As previously reported, the Bank is a defendant in an action entitled Takaki vs. Hawthorne Savings and Loan Association, filed in the Superior Court of the State of California, Los Angeles, as Case No. YC021815. The plaintiffs were owners of real property which they sold in early 1992 to a third party. The Bank provided escrow services in connection with the transaction. A substantial portion of the consideration paid to the plaintiffs took the form of a deed of trust secured by another property then owned by an affiliate of the purchaser. The value of the collateral securing this deed of trust ultimately proved to be inadequate. The plaintiffs alleged that the Bank knew, or should have known, that the security for the plaintiffs' loan was inadequate and should have so advised them. In late June 1997, a trial jury found for the plaintiffs and awarded compensatory and punitive damages totaling $9.1 million. In late July 1997, the trial judge reduced the combined award to $3.3 million. The plaintiffs accepted the reduced judgment. The Bank has filed a Notice of Appeal from the judgment and has posted an Appeal Bond with the court to stay plaintiffs enforcement of the judgment pending the Appellate Court's decision. Based upon its view that the law in California is unambiguous that there is no duty which attaches to escrow providers to advise parties to an escrow, the Bank believes that its position will ultimately be upheld on appeal and accordingly, that no amounts will be paid by the Bank to the plaintiffs in this matter. There can be no assurances that this will be the case, however. The defendant's appellate brief and the plaintiff's appellate brief have been filed with the Court. The defendant's response is due April 6, 1998. Thereafter, hearing for oral arguments will be scheduled by the Court.

The Company is involved, in the normal course of business, in a variety of other litigation matters. In the opinion of management, none of these cases will have a material adverse effect on the Bank's or the Company's financial condition or operations.

LENDING COMMITMENTS

At December 31, 1997, the Company had outstanding commitments to originate loans of $31.7 million, commitments to fund the undisbursed portion of existing construction and land loans of $107.6 million and commitments to fund the undisbursed portion of existing lines of credit of $14.0 million.

ERRORS AND OMISSIONS INSURANCE

The Company had a mortgagee's errors and omissions insurance policy as of December 31, 1997. The Company did not have errors and omissions insurance on other aspects of its operation.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1997
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)




LEASES

The Company has entered into agreements to lease certain office facilities under operating leases which expire at various dates to the year 2010. The leases generally provide that the Company pay property taxes, insurance and other items. Current rental commitments for the remaining terms of these noncancelable leases as of December 31, 1997 are as follows:

                                                    AMOUNT
                                                   --------
         1998                                       $ 1,223
         1999                                         1,293
         2000                                         1,076
         2001                                           378
         2002                                            55
Thereafter                                              431
                                                    -------
                                                    $ 4,456
                                                    =======

Lease expense for office facilities was $1.0 million for each of the years ended December 31, 1997, 1996 and 1995.


NOTE O - ESTIMATED FAIR VALUE INFORMATION

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

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1997
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)



                                                 1997                        1996
                                        ----------------------      ----------------------
                                                      ESTIMATED                  ESTIMATED
                                        CARRYING        FAIR        CARRYING        FAIR
                                         AMOUNT         VALUE        AMOUNT         VALUE
                                        --------      --------      --------      --------
Assets
    Cash and cash equivalents           $ 51,620      $ 51,620      $ 93,978      $ 93,978
    Investment securities                    578           578        38,371        38,371
    Loans receivable                     838,251       848,989       672,401       683,622
    Investment in FHLB Stock               7,213         7,123         6,788         6,788
Liabilities
    Deposits
        Money market                    $ 48,918      $ 48,918      $ 18,793      $ 18,793
        Passbook                          20,139        20,139        22,887        22,887
        Checking/NOW                      30,177        30,177        24,954        24,954
        Certificates of deposit          693,689       693,887       647,250       646,766
        Noninterest bearing demand         6,578         6,578         3,925         3,925
    FHLB advances                         40,000        40,106        50,000        50,136
    Senior Notes                          40,000        40,000        12,307        12,307

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

For FHLB stock, the carrying amount approximates fair value, as the stock may be sold back to the FHLB at the carrying value.

The carrying amount of loans receivable is their contractual amounts outstanding reduced by net deferred loan origination fees and the allowance for loan losses (NOTE D). Adjustable rate loans consist primarily of loans whose interest rates float with changes in either a specified bank's reference rate or the FHLB eleventh district cost of funds index.

The fair value of both adjustable and fixed rate loans was estimated by discounting the remaining contractual cash flows using the estimated current rate at which similar loans would be made to borrowers with similar credit risk characteristics over the same remaining maturities, reduced by net deferred loan origination fees and the allocable portion of the allowance for the loan losses. The estimated current rate for discounting purposes was not adjusted for any change in borrowers' credit risks since the origination of such loans. Rather, the allocable portion of the allowance for loan losses is considered to provide for such changes in estimating fair value.

The fair value of nonaccrual loans (NOTE D) has been estimated at the carrying amount of these loans, as it is not practicable to reasonably assess the credit risk adjustment that would be applied in the market place for such loans.

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

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1997
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)



The fair value of FHLB advances is estimated using the rates currently offered on similar instruments with similar terms.

The fair value of senior notes in 1997 is at carrying value since the debt was issued on December 31, 1997. In 1996, it was not practicable for the Company to estimate the fair value of the senior notes because they were not rated nor registered, and a quoted market price was not available. The notes had an effective interest rate of 15.9% and a maturity date of December 31, 2000.


The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1997 and 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented above.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1997
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)



NOTE P - SEPARATE PARENT COMPANY FINANCIAL STATEMENTS

STATEMENTS OF FINANCIAL CONDITION

                                                                                      DECEMBER 31,
                                                                               -----------------------
                                                                                 1997           1996
                                                                               --------       --------
ASSETS
Cash and cash equivalents                                                      $  9,944       $  1,222
Investment securities                                                                 -          3,203
Investment in subsidiary                                                         69,906         53,490
Other assets                                                                      2,501            987
                                                                               --------       --------
                                                                               $ 82,351       $ 58,902
                                                                               ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and other liabilities                                         $     32       $  2,673
Senior notes                                                                     40,000         12,307
                                                                               --------       --------
                                                                                 40,032         14,980
Stockholders' equity
    Preferred stock - $0.01 par value; authorized 10,000,000 shares
    Cumulative preferred stock, series A:  liquidation preference,
        $50 per share; authorized, 270 shares; outstanding, no shares
        (1997) and 270 shares (1996)                                                  -              -
    Common stock - $0.01 par value; authorized 20,000,000 shares;
        issued and outstanding, 3,095,996 shares (1997) and 2,604,675
       shares (1996)                                                                 31             26
    Capital in excess of par value - cumulative preferred stock, series A             -         11,592
    Capital in excess of par value - common stock                                10,402          7,745
    Unrealized gain (loss) on available-for-sale securities                           6           (132)
    Retained earnings                                                            32,020         24,858
                                                                               --------       --------
                                                                                 42,459         44,089
Less
   Treasury stock, at cost - 5,400 shares                                           (48)           (48)
   Loan to Bank ESOP                                                                (92)          (119)
                                                                               --------       --------
                                                                                 42,319         43,922
                                                                               --------       --------
                                                                               $ 82,351       $ 58,902
                                                                               ========       ========

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1997
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)



NOTE P - SEPARATE PARENT COMPANY FINANCIAL STATEMENTS - CONTINUED

STATEMENTS OF OPERATIONS

                                                                        YEARS ENDED DECEMBER 31,
                                                                 --------------------------------------
                                                                   1997           1996           1995
                                                                 --------       --------       --------
Interest revenues
     Loans                                                       $      -       $      -       $     49
     Investments                                                       95            246             13
     From subsidiary                                                   10             16             12
                                                                 --------       --------       --------
Total interest revenues                                               105            262             74
Interest costs                                                      1,979          1,921             92
                                                                 --------       --------       --------
Net interest income                                                (1,874)        (1,659)           (18)
Noninterest revenues, net
Operating                                                              21             13             49
Loss on sale of securities                                            (10)             -              -
Other non-operating                                                    (1)            (1)           (89)

Operating costs                                                      (882)          (910)          (515)
Loss from real estate operations, net                                   -              -           (102)
                                                                 --------       --------       --------
Loss before income taxes, equity in subsidiary,
  and extraordinary item                                           (2,746)        (2,557)          (675)
Income tax expense                                                      -              -            (37)
                                                                 --------       --------       --------
Loss before equity in subsidiary and extraordinary item            (2,746)        (2,557)          (712)
Equity in earnings (loss) of subsidiary                            13,897         10,064        (13,505)
                                                                 --------       --------       --------
Earnings (loss) before extraordinary item                          11,151          7,507        (14,217)
Extraordinary item                                                 (1,534)             -              -
                                                                 --------       --------       --------
Net earnings (loss)                                              $  9,617       $  7,507       $(14,217)
                                                                 ========       ========       ========
Net earnings (loss) available for Common                         $  7,162       $  5,070       $(14,334)
                                                                 ========       ========       ========
Basic earnings (loss) per share before extraordinary item        $   3.02       $   1.95       $  (5.52)
                                                                 ========       ========       ========
Basic earnings (loss) per share                                  $   2.49       $   1.95       $  (5.52)
                                                                 ========       ========       ========
Diluted earnings (loss) per share before extraordinary item      $   1.66       $   1.17       $  (5.52)
                                                                 ========       ========       ========
Diluted earnings (loss) per share                                $   1.37       $   1.17       $  (5.52)
                                                                 ========       ========       ========
Weighted average shares                                             5,235          4,341          2,599
                                                                 ========       ========       ========

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1997
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)



NOTE P - SEPARATE PARENT COMPANY FINANCIAL STATEMENTS - CONTINUED

STATEMENTS OF CASH FLOWS

                                                                                   YEARS ENDED DECEMBER 31,
                                                                           -------------------------------------
                                                                             1997          1996           1995
                                                                           --------      --------       --------
Cash flows from operating activities
    Net earnings (loss)                                                    $  9,617      $  7,507       $(14,217)
    Adjustments
        Equity in undistributed (earnings) loss of subsidiary               (13,897)      (10,064)        13,505
        Depreciation and amortization                                           582           479            112
        Decrease (increase) in interest receivable                               16            (2)           (13)
        Loss on early extinguishment of debt                                  1,534             -              -
        Loss on sale of investments                                              10             -              -
        Loss on sale of REOs                                                      -             -             80
        Increase in other assets                                             (2,451)            -         (1,178)
        Decrease (increase) in accounts payable and other liabilities           (79)         (228)            14
                                                                           --------      --------       --------
            Net cash used by operating activities                            (4,668)       (2,308)        (1,697)
                                                                           --------      --------       --------
Cash flows from investing activities
    Purchases of securities                                                       -             -         (4,845)
    Maturities of securities                                                    795         1,677              -
    Proceeds from sale of securities                                          2,414             -              -
    Proceeds from sales of loans receivable                                       -             -            760
    Collection of loans receivable                                                -             -             16
    Net proceeds from real estate owned                                           -             -            671
                                                                           --------      --------       --------
            Net cash provided (used) by investing activities                  3,209         1,677         (3,398)
                                                                           --------      --------       --------
Cash flows from financing activities
    Net proceeds from exercise of options                                       296             -              -
    Net collection of ESOP loan                                                  27            24             23
    Cash contribution to subsidiary                                          (3,400)            -        (20,000)
    Cash dividends received                                                   1,000             -              -
    Net proceeds from issuance of senior notes                               40,000             -         11,994
    Redemption of senior notes                                              (13,500)            -              -
    Net proceeds from issuance of preferred stock                                 -             -         12,760
    Redemption of preferred stock                                           (13,500)            -              -
    Net proceeds from issuance of warrants                                        -             -          1,078
    Cash dividends paid on preferred stock                                     (742)            -              -
                                                                           --------      --------       --------
            Net cash provided by financing activities                        10,181            24          5,855
                                                                           --------      --------       --------
    Increase (decrease) in cash                                               8,722          (607)           760
    Cash at beginning of year                                                 1,222         1,829          1,069
                                                                           --------      --------       --------
    Cash at end of year                                                    $  9,944      $  1,222       $  1,829
                                                                           ========      ========       ========

    Non-cash investing and financing items
      Net change in unrealized gain (loss) on available-for-sale
        securities                                                               19      $    (25)      $      6
      Accrued dividends on preferred stock                                    2,455         2,437            117

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1997
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)



NOTE Q - QUARTERLY INFORMATION (UNAUDITED)


                                                                       THREE MONTHS ENDED
                                                    -----------------------------------------------------
                                                     MAR 31,       JUN 30,         SEP 30,        DEC 31,
                                                    --------       -------        --------       --------
YEAR ENDED DECEMBER 31, 1997
Interest revenues                                   $ 17,007       $ 18,748       $ 19,382       $ 20,479
Interest costs                                        10,155         10,826         11,275         11,569
                                                    --------       --------       --------       --------
Net interest income                                    6,852          7,922          8,107          8,910
Provision for credit losses                            1,220          1,019          1,500          1,398
                                                    --------       --------       --------       --------
Net interest income after provision
  for credit losses                                    5,632          6,903          6,607          7,512
Noninterest revenues, net
Operating                                                732            832          1,126            909
Loss on sale of securities                                 -            (10)            (1)             -
Other non-operating                                      (13)            10            220           (105)
Noninterest expenses
Operating costs                                        5,424          5,244          5,202          6,139
Loss (income) from real estate operations, net           260              2           (489)            (2)
                                                    --------       --------       --------       --------
Total noninterest expenses                             5,684          5,246          4,713          6,137
Earnings before income taxes and
  extraordinary item                                     667          2,489          3,239          2,179
Income tax benefit (expense)                             692            935            (25)           975
                                                    --------       --------       --------       --------
Earnings before extraordinary item                     1,359          3,424          3,214          3,154
Extraordinary item                                         -              -              -         (1,534)
                                                    --------       --------       --------       --------

Net earnings                                        $  1,359       $  3,424       $  3,214       $  1,620
                                                    ========       ========       ========       ========
Net earnings available for Common                   $    750       $  2,815       $  2,606       $    994
                                                    ========       ========       ========       ========
Basic earnings per share before
  extraordinary item                                $   0.29       $   1.02       $   0.85       $   0.82
                                                    ========       ========       ========       ========
Basic earnings per share                            $   0.29       $   1.02       $   0.85       $   0.32
                                                    ========       ========       ========       ========
Diluted earnings per share before
  extraordinary item                                $   0.16       $   0.57       $   0.47       $   0.45
                                                    ========       ========       ========       ========
Diluted earnings per share                          $   0.16       $   0.57       $   0.47       $   0.18
                                                    ========       ========       ========       ========
Weighted average shares outstanding                    4,794          4,959          5,507          5,622
                                                    ========       ========       ========       ========

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1997
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)



NOTE Q - QUARTERLY INFORMATION (UNAUDITED) - CONTINUED

                                                                      THREE MONTHS ENDED
                                                    -----------------------------------------------------
                                                     MAR 31,        JUN 30,        SEP 30,        DEC 31,
                                                    --------       --------       --------       --------
YEAR ENDED DECEMBER 31, 1996
Interest revenues                                   $ 14,801       $ 16,044       $ 16,420       $ 18,089
Interest costs                                         9,409          9,899          9,722         10,930
                                                    --------       --------       --------       --------
Net interest income                                    5,392          6,145          6,698          7,159
Provision for credit losses                            1,410          2,255          2,570           (168)
                                                    --------       --------       --------       --------
Net interest income after provision
  for credit losses                                    3,982          3,890          4,128          7,327
Noninterest revenues, net
Operating                                                440            491            626            370
Gain on sale of securities                                 -              -              -            248
Disposition of deposits and premises                       -          6,413              -              -
Other non-operating                                      346            (80)        (3,829)           197

Operating costs                                        5,111          5,344          5,139          5,452
(Income) loss from real estate operations, net          (651)           629            827          1,573
                                                    --------       --------       --------       --------
Total operating costs                                  4,460          5,973          5,966          7,025
Earnings (loss) before income taxes                      308          4,741         (5,041)         1,117
Income tax benefit                                     2,253          1,230          2,885             14
                                                    --------       --------       --------       --------
Net earnings (loss)                                 $  2,561       $  5,971       $ (2,156)      $  1,131
                                                    ========       ========       ========       ========
Net earnings (loss) available for Common            $  1,953       $  5,365       $ (2,764)      $    523
                                                    ========       ========       ========       ========
Basic earnings (loss) per share                     $   0.75       $   2.06       $  (1.06)      $   0.20
                                                    ========       ========       ========       ========
Diluted earnings (loss) per share                   $   0.49       $   1.23       $  (1.06)      $   0.12
                                                    ========       ========       ========       ========
Weighted average shares outstanding (1)                3,949          4,346          4,578          4,522
                                                    ========       ========       ========       ========

--------------------
(1) Calculated using actual shares outstanding for the quarter ended September 30, 1996. Inclusion of options and warrants would have been antidilutive.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1997
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)



NOTE R - CONSOLIDATING SCHEDULES

                                                HAWTHORNE      HAWTHORNE
                                                 SAVINGS       FINANCIAL     ELIMINATIONS    CONSOLIDATED
                                                ---------      ---------     ------------    ------------
ASSETS
Cash and cash equivalents                       $  51,620      $   9,944       $  (9,944)      $  51,620
Investment securities                                 578              -               -             578
Investment in subsidiary                                -         69,906         (69,906)              -
Loans receivable, net                             838,242              -               9         838,251
Real estate owned, net                              9,859              -               -           9,859
Accrued interest receivable                         5,298              -               -           5,298
FHLB stock                                          7,213              -               -           7,213
Office property and equipment                       4,200              -               -           4,200
Other assets                                        8,773          2,501             (96)         11,178
                                                ---------      ---------       ---------       ---------
                                                $ 925,783      $  82,351       $ (79,937)      $ 928,197
                                                =========      =========       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits                                    $ 809,445            $ -       $  (9,944)      $ 799,501
    Borrowings                                     40,000              -               -          40,000
    Accounts payable and other liabilities          6,432             32             (87)          6,377
    Senior debt                                         -         40,000               -          40,000
                                                ---------      ---------       ---------       ---------
                                                  855,877         40,032         (10,031)        885,878

Stockholders' equity
    Preferred Stock                                     -              -               -               -
    Capital stock                                     150             31            (150)             31
    Capital in excess of par
        value - preferred stock                         -              -               -               -
    Capital in excess of par
        value - common stock                       24,165         10,402         (24,165)         10,402
    Unrealized gain (loss) on available-
      for-sale securities                               6              6              (6)              6
    Retained earnings                              45,585         32,020         (45,585)         32,020
                                                ---------      ---------       ---------       ---------
                                                   69,906         42,459         (69,906)         42,459
    Less
        Treasury stock                                  -            (48)              -             (48)
        Loan to Bank ESOP                               -            (92)              -             (92)
                                                ---------      ---------       ---------       ---------
                                                   69,906         42,319         (69,906)         42,319
                                                ---------      ---------       ---------       ---------
                                                $ 925,783      $  82,351       $ (79,937)      $ 928,197
                                                =========      =========       =========       =========

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1997
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)



NOTE R - CONSOLIDATED SCHEDULES - CONTINUED

                                                  HAWTHORNE      HAWTHORNE
                                                   SAVINGS       FINANCIAL    ELIMINATIONS    CONSOLIDATED
                                                  ---------      ---------    ------------    ------------
YEAR ENDED DECEMBER 31, 1997
Interest revenues
    Loans                                          $ 70,013            $ -       $     (1)      $ 70,012
    Investments                                       5,509            105            (10)         5,604
                                                   --------       --------       --------       --------
                                                     75,522            105            (11)        75,616
Interest costs
    Deposits                                         38,930              -            (10)        38,920
    Borrowings                                        2,926              -              -          2,926
    Senior notes                                          -          1,979              -          1,979
                                                   --------       --------       --------       --------
                                                     41,856          1,979            (10)        43,825
                                                   --------       --------       --------       --------
Net interest income                                  33,666         (1,874)            (1)        31,791
Loan provision for credit losses                      5,137              -              -          5,137
                                                   --------       --------       --------       --------
Net interest income after provision
  for credit losses                                  28,529         (1,874)            (1)        26,654
Noninterest revenues, net
   Operating                                          3,728             21           (150)         3,599
   Loss on sale of securities                            (1)           (10)             -            (11)
   Other non-operating                                  112             (1)             1            112
Noninterest expenses
General and administrative costs
    Employee                                         10,606              -              -         10,606
    Operating                                         4,468            783           (150)         5,101
    Occupancy                                         3,106              -              -          3,106
    Professional                                      1,808             99              -          1,907
    SAIF Premium and OTS assessment                   1,289              -              -          1,289
                                                   --------       --------       --------       --------
                                                     21,277            882           (150)        22,009
Income from real estate operations, net                (229)             -              -           (229)
                                                   --------       --------       --------       --------
Total noninterest expenses                           21,048            882           (150)        21,780
                                                   --------       --------       --------       --------
Earnings (loss) before income taxes,
 equity in subsidiary, and extraordinary item        11,320         (2,746)             -          8,574
Income tax benefit                                    2,577              -              -          2,577
                                                   --------       --------       --------       --------
Income (loss) before equity in
subsidiary and extraordinary item                    13,897         (2,746)             -         11,151
Equity in subsidiary                                      -         13,897        (13,897)             -
                                                   --------       --------       --------       --------
Earnings before extraordinary item                   13,897         11,151        (13,897)        11,151

Extraordinary item                                        -         (1,534)             -         (1,534)
                                                   --------       --------       --------       --------

Net earnings (loss)                                $ 13,897       $  9,617       $(13,897)      $  9,617
                                                   ========       ========       ========       ========

                          MANAGEMENT'S ASSERTION REPORT

January 30, 1998

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

INTERNAL CONTROL

Management is responsible for establishing and maintaining an effective internal control over financial reporting, presented in conformity with both GAAP and the Office of Thrift Supervision ("OTS") instructions for the Thrift Financial Report ("TFR"). The Company's internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal controls may vary over time.

Management assessed the Company's internal controls over financial reporting presentation in conformity with both GAAP and TFR instructions as of December 31, 1997. The assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained effective internal controls over financial reporting presented in conformity with both GAAP and TFR instructions, as of December 31, 1997.

The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of management; it includes members with banking or related management experience, has access to its own outside counsel, and does not include any large customers of the Company. The Audit Committee is responsible for recommending to the Board of Directors the selection of independent auditors. It meets periodically with management, the independent auditors, and the internal auditors to ensure that they are carrying out their responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing the Company's financial reports. The independent auditors and the internal auditors have full and free access to the Audit Committee, with or without the presence of management, to discuss the adequacy of internal controls for financial reporting and any other matter which they believe should be brought to the attention of the Audit Committee.

COMPLIANCE WITH LAWS AND REGULATIONS

Management is also responsible for ensuring the compliance with federal laws and regulations concerning loans to insiders and federal and state laws and regulations concerning dividend restrictions, both of which are designated by the FDIC as safety and soundness standards.

Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the OTS. Based on this assessment, Management believes that the Company has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 1997.





/s/  SCOTT A. BRALY                               /s/  NORMAN A. MORALES
------------------------------                    ------------------------------
Scott A. Braly                                    Norman A. Morales
President and                                     Executive Vice President and
Chief Executive Officer                           Chief Financial Officer

                         INDEPENDENT ACCOUNTANTS' REPORT



To the Audit Committee
Hawthorne Financial Corporation
El Segundo, California


        We have examined management's assertion that, as of December 31, 1997, Hawthorne Financial Corporation ("the Company") and its subsidiary, Hawthorne Savings, F.S.B. maintained effective internal control over financial reporting presented in conformity with both generally accepted accounting principles and the Office of the Thrift Supervision Instructions for Thrift Financial Reports included in the accompanying management's report on internal controls.

        Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants, and, accordingly, included obtaining an understanding of the internal control over financial reporting, testing and evaluating the design and operating effectiveness of the internal control over financial reporting, and such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

        Because of inherent limitations in any internal control, misstatements due to error or fraud may occur and not be detected. Also, projections of any evaluation of the internal control over financial reporting to future periods are subject to the risk that the internal control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assertion that, as of December 31, 1997, the Company maintained an effective internal control over financial reporting presented in conformity with both generally accepted accounting principles and the Office of Thrift Supervision Instructions for Thrift Financial Reports is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

DELOITTE & TOUCHE LLP

January 30, 1998
Los Angeles, California