Form 10-K405/A
period 1997-12-31
HAWTHORNE FINANCIAL CORP
filed 1998-05-11
CIK 46267

                       =================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 1997


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________ to ________.

Commission File Number:  0-1100

                         HAWTHORNE FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                   Delaware                                95-2085671
           ---------------------------               ----------------------
          (State or other jurisdiction                  (I.R.S. Employer
        of incorporation or organization)            Identification Number)

         2381 Rosecrans Ave., 2nd Floor
           El Segundo, California                             90245
    ----------------------------------------               ----------
    (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (310) 725-5000

   Securities registered pursuant to Section 12(b) of the Act: Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                 Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant, based on the closing price of the Common Stock on February 28, 1998, as reported by the Nasdaq National Market, was $56.7 million.

Number of shares of Common Stock outstanding as of February 28, 1998:  3,156,596

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated: Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on June 17, 1998 are incorporated by reference into Part III, Items 10-13 of this Form 10-K.

                       =================================

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

         (c)      Exhibits

                  Exhibits are listed by number corresponding to the Exhibit Table of Item 601 of Regulation S-K.


               Exhibit No.                                          Description
--------------------------------------      -----------------------------------------------------------

                   3.1                      Certificate of Incorporation of the Company (1)

                   3.2                      Amendment to Certificate of Incorporation of the
                                            Company (2)

                   3.3                      Bylaws of the Company (1)

                   4.1                      Specimen certificate of the Company's Common
                                            Stock(3)

                   4.2                      Indenture, dated as of December 31, 1997, between the
                                            Company and United States Trust Company of New
                                            York, as Trustee, relating to the Company's 12 1/2%
                                            Notes due 2004

                   4.3                      Form of the Company's 12 1/2% Notes due 2004
                                            (included in Section 2.02 of the Indenture included as
                                            Exhibit 4.2)

                   4.4                      Form of Warrants to purchase an aggregate of
                                            2,376,000 shares of Common Stock (4)

                   4.5                      Registration Rights Agreement among the Company
                                            and certain investors (4)

                   4.6                      Unit Purchase Agreement among the Company and the
                                            investors named therein (4)

                  10.1                      Stock Option Plan for all Employees (5)

                  10.2                      Amended Stock Option Plan for all Employees (6)

                  10.3                      Stock Option Plan for Employees who are not
                                            Executive Officers and Directors (7)

                  10.4                      Lease of corporate headquarters (8)

                  11.1                      Statement on computation of per share earnings (9)

                  21.1                      Subsidiaries of the Registrant (10)

                  23.1                      Consent of Deloitte & Touche LLP*

                  27.1                      Financial Data Schedule*

                  27.2                      Financial Data Schedules quarters 1, 2, 3 of 1997 and fiscal year end
                                            1996 restated to reflect change in earnings per share calculation.

                  27.3                      Financial Data Schedules quarters 1 and 2 of 1996, restated to reflect change in earnings per share calculation.

----------
         *  Previously filed.

         (1) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-74800) filed on February 3, 1994.

         (2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

         (3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1985.

         (4) Incorporated by reference to the Company's Current Report on Form 8-K filed on February 7, 1996.

         (5) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-74800) filed on February 3, 1994.

         (6) Incorporated by reference to the Proxy Statement filed by the Company on April 29, 1998. The effectiveness of this exhibit is subject to the approval of the Company's stockholders at the annual meeting of stockholders of the Company to be held on June 17, 1998.

         (7) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-23587) filed on March 19, 1997.

         (8) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         (9) See Note A to the Notes to Consolidated Financial Statements included in Item 8 and listed in Item 14(a) of this Annual Report on Form 10-K.*

         (10) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


HAWTHORNE FINANCIAL CORPORATION




By:  /s/ Scott A. Braly                               Date: May 11, 1998
     --------------------------------------
      Scott A. Braly
      President and Chief Executive Officer