Form 10-Q
period 1998-03-31
HAWTHORNE FINANCIAL CORP
filed 1998-05-13
CIK 46267

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

                      For the quarter ended March 31, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______


                          Commission File Number 0-1100

                                ---------------

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

                                ---------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: The Registrant had 3,164,096 shares of Common Stock, $0.01 par value per share, outstanding as of April 30, 1998.


================================================================================

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                                FORM 10-Q INDEX

                      For the quarter ended March 31, 1998



                           PART I - FINANCIAL INFORMATION                                Page
                                                                                         ----

ITEM 1.           Financial Statements

                  Consolidated Statements of Financial Condition
                  at March 31, 1998 and December 31, 1997                                 3

                  Consolidated Statements of Operations
                  for the Three Months Ended March 31, 1998 and 1997                       4

                  Consolidated Statement of Stockholders' Equity
                  for the Three Months Ended March 31, 1998                                5

                  Consolidated Statements of Cash Flows
                  for the Three Months Ended March 31, 1998 and 1997                       6

                  Notes to Consolidated Financial Statements                               8

ITEM 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                               10

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk                       30


                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                                32
ITEM 2.  Changes in Securities                                                            32
ITEM 3.  Defaults upon Senior Securities                                                  32
ITEM 4.  Submission of Matters to a Vote of Security Holders                              32
ITEM 5.  Other Information                                                                32
ITEM 6.  Exhibits and Reports on Form 8-K                                                 32


FORWARD LOOKING STATEMENTS

         When used in this Form 10-Q or future filings by Hawthorne Financial Corporation and Subsidiary (the "Company") with the Securities and Exchange Commission, in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers that all forward-looking statements are necessarily speculative and not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various risks and uncertainties, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected. The risks highlighted herein should not be assumed to be the only things that could affect future performance of the Company. For an additional discussion of the risks that could affect the Company's results of operations, readers are advised to refer to the section captioned "Risk Factors" in the Company's 10-K.

         The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                  (DOLLARS ARE IN THOUSANDS EXCEPT SHARE DATA)



                                                                            MARCH 31,          DECEMBER 31,
                                                                              1998                1997
                                                                           -----------         -----------
ASSETS

Cash and cash equivalents                                                  $    60,636         $    51,620
Investment securities available-for-sale, at market                                586                 578
Loans receivable (net of allowance for estimated credit losses
  of $14,092 in 1998 and $13,274 in 1997)                                      950,589             838,251

Real estate owned (net of allowance for estimated losses
  of $862 in 1998 and $2,563 in 1997)                                            6,551               9,859
Investment in capital stock of Federal Home Loan Bank - at cost                  7,318               7,213
Deferred tax asset, net                                                          6,350               6,820
Accrued interest receivable                                                      6,235               5,298
Office property and equipment - at cost, net                                     4,656               4,200
Other assets                                                                     3,986               4,358
                                                                           -----------         -----------
                                                                           $ 1,046,907         $   928,197
                                                                           ===========         ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
    Deposits                                                               $   848,870         $   799,501
    FHLB advances                                                              105,000              40,000
    Senior notes                                                                40,000              40,000
    Accounts payable and other liabilities                                       8,508               6,377
                                                                           -----------         -----------
                                                                             1,002,378             885,878
Stockholders' equity
  Preferred stock - $0.01 per share; authorized 10,000,000  shares;
    none issued and outstanding                                                     --                  --
  Common stock - $0.01 par value; authorized, 20,000,000
     shares; issued and outstanding, 3,169,496 shares in 1998 and
     3,095,996 shares in 1997                                                       32                  31
  Capital in excess of par value - common stock                                 10,770              10,402
  Accumulated other comprehensive income - unrealized gain on
    available-for-sale securities                                                    6                   6
  Retained earnings                                                             33,853              32,020
                                                                           -----------         -----------
                                                                                44,661              42,459
Less
  Treasury stock, at cost - 5,400 shares                                           (48)                (48)
  Loan to Employee Stock Ownership Plan                                            (84)                (92)
                                                                           -----------         -----------
                                                                                44,529              42,319
                                                                           -----------         -----------
                                                                           $ 1,046,907         $   928,197
                                                                           ===========         ===========

See accompanying Notes to Consolidated Financial Statements

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (AMOUNTS ARE IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                             -------------------------
                                                                 1998             1997
                                                             --------         --------
Interest revenues
    Loans, net of nonaccrual income                          $ 21,161         $ 15,506
    Investments                                                   833            1,501
                                                             --------         --------
Total interest revenues                                        21,994           17,007
                                                             --------         --------

Interest costs
    Deposits                                                   10,737            8,892
    FHLB advances                                                 917              780
    Senior notes                                                1,264              483
                                                             --------         --------
Total interest costs                                           12,918           10,155
                                                             --------         --------

Net interest income                                             9,076            6,852
Provision for credit losses                                     1,485            1,220
                                                             --------         --------
Net interest income after provision for credit losses           7,591            5,632

Noninterest revenues, net
   Operating                                                      709              732
   Non-operating                                                    4              (13)
                                                             --------         --------
Total noninterest revenues, net                                   713              719

Noninterest expenses
General and administrative costs
   Employee                                                     3,237            2,769
   Operating                                                    1,625            1,181
   Occupancy                                                      863              754
   Professional                                                   330              348
   SAIF premium and OTS assessment                                225              372
                                                             --------         --------
   Total general and administrative costs                       6,280            5,424

   (Income) loss from real estate operations, net                (333)             260
                                                             --------         --------

Total noninterest expenses                                      5,947            5,684
                                                             --------         --------

Net earnings before income taxes                                2,357              667
Income tax (provision) benefit                                   (524)             692
                                                             --------         --------

Net earnings                                                 $  1,833         $  1,359
                                                             ========         ========

Net earnings available for Common Stock (NOTE 3)             $  1,833         $    750
                                                             ========         ========

Basic earnings per share (NOTE 3)                            $   0.58         $   0.29
                                                             ========         ========

Diluted earnings per share (NOTE 3)                          $   0.32         $   0.16
                                                             ========         ========

Weighted average basic shares outstanding (NOTE 3)              3,157            2,617
                                                             ========         ========

Weighted average diluted shares outstanding (NOTE 3)            5,681            4,795
                                                             ========         ========

See accompanying Notes to Consolidated Financial Statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                           (DOLLARS ARE IN THOUSANDS)

                                                                           COMPREHENSIVE INCOME
                                                                           --------------------
                                              BALANCE AT     EXERCISED     CHANGE IN                             BALANCE AT
                                             DECEMBER 31,      STOCK       UNREALIZED     NET                     MARCH 31,
                                                 1997         OPTIONS        GAINS      EARNINGS   REPAYMENTS        1998
                                             -----------     ----------    ----------   --------   ----------      --------
Common stock                                  $     31       $      1      $   --       $    --      $     --      $     32
Capital in excess of par value
  Common stock                                  10,402            368          --            --            --        10,770
Accumulated other comprehensive income -
  unrealized gain on  available-for-sale
  securities                                         6             --                        --            --             6
Retained earnings                               32,020             --          --         1,833            --        33,853
Treasury stock                                     (48)            --          --            --            --           (48)
Loan to employee stock ownership plan              (92)            --          --            --             8           (84)
                                              --------       --------      ------      --------      --------      --------
Total stockholders' equity                    $ 42,319       $    369      $   --      $  1,833      $      8      $ 44,529
                                              ========       ========      ======      ========      ========      ========

Comprehensive income                                                       $   --      $  1,833                    $  1,833
                                                                           ======      ========                    ========



See accompanying Notes to Consolidated Financial Statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (DOLLARS ARE IN THOUSANDS)


                                                                 Three Months Ended
                                                                     MARCH 31,
                                                             -------------------------
                                                                  1998            1997
                                                             ---------       ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                               $   1,833       $   1,359
  Adjustments
    Provision (benefit) for income taxes                           524            (692)
    Provision for estimated credit losses on loans               1,485           1,220
    Provision for estimated losses on real estate owned             15             280
    Net recoveries from sales of real estate owned                (299)            (24)
    Net gain from sale of other assets                              (4)             --
    Loan fee and discount accretion                             (1,364)           (905)
    Depreciation and amortization                                  401             445
    FHLB dividends                                                (105)           (110)
   (Increase) decrease in:
        Accrued interest receivable                               (937)             80
        Other assets                                               226          (2,340)
    Increase (decrease) in other liabilities                     2,131         (15,365)
    Other, net                                                       -             (43)
                                                             ---------       ---------

  Net cash provided by (used in ) operating activities           3,906         (16,095)
                                                             ---------       ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
  Investment securities
      Purchases                                                     (8)        (40,000)
  Loans
      New loans funded                                        (110,673)        (43,991)
      Construction disbursements                               (61,551)        (17,950)
      Advances on lines of credit                              (20,491)         (3,486)
      Payoffs                                                   62,470          29,194
      Principal amortization                                    16,417           4,336
      Other, net                                                 1,580           1,224
  Real estate owned
      Sales proceeds                                             3,575           5,728
      Capitalized costs                                           (253)         (2,256)
      Other, net                                                    59              --
  Office property and equipment
      Sales proceeds                                                 4              --
      Additions                                                   (765)           (111)
                                                             ---------       ---------

  Net cash used in investing activities                       (109,636)        (67,312)
                                                             ---------       ---------


See accompanying Notes to Consolidated Financial Statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (DOLLARS ARE IN THOUSANDS)


                                                                           Three Months Ended
                                                                                MARCH 31,
                                                                       -------------------------
                                                                            1998            1997
                                                                       ---------       ---------
NET CASH FLOWS FROM FINANCING ACTIVITIES
    Deposit activity, net                                              $  49,369       $  (9,696)
    Net change in FHLB advances                                           65,000          15,000
    Net proceeds from exercise of options                                    369             142
    Collection of ESOP loan                                                    8               7
                                                                       ---------       ---------
    Net cash provided by financing activities                            114,746           5,453
                                                                       ---------       ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           9,016         (77,954)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          51,620          93,978
                                                                       ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  60,636       $  16,024
                                                                       =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the period for
        Interest                                                       $  11,202       $   9,803
        Income taxes                                                          54               2

     Non-cash investing and financing activities
       Real estate acquired in settlement of loans                         1,770           6,719
       Loans originated to finance sales of real estate owned              1,612           2,192
       Net change in unrealized gains (losses) on
         available-for-sale securities                                        --            (697)

     Loan activity
       Total commitments and permanent fundings                        $ 192,976       $  74,079
       Less:
           Change in undisbursed funds on construction commitments       (19,140)         (1,958)
           Loans originated to finance sales of real estate owned         (1,612)         (2,192)
           Non-cash portion of refinanced loans                               --          (6,300)
           Undisbursed portion of new lines of credit                         --          (1,688)
                                                                       ---------       ---------
       Net construction disbursements and loans funded                 $ 172,224       $  61,941
                                                                       =========       =========


See accompanying Notes to Consolidated Financial Statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998
      (AMOUNTS ARE IN THOUSANDS, EXCEPT FOR BOOK VALUE AND PER SHARE DATA)




NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

        The consolidated financial statements include the accounts of Hawthorne Financial Corporation and its wholly-owned subsidiary, Hawthorne Savings, F.S.B. ("Bank"), which are collectively referred to herein as the "Company". All material intercompany transactions and accounts have been eliminated.

        In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1998 and the results of its operations for the three months ended March 31, 1998 and 1997, and its cash flows for the three months ended March 31, 1998 and 1997. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 1998.

        Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

        The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

        In January 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement with the same prominence as other financial statements. This statement did not have an impact on the Company's consolidated financial statements.

NOTE 2 - RECLASSIFICATION

        Certain amounts in the 1997 consolidated financial statements have been reclassified, where practicable, to conform with classifications in 1998.

NOTE 3 - BOOK VALUE AND EARNINGS PER SHARE

        In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which establishes standards for computing and presenting earnings per share. The table below sets forth the Company's earnings per share calculations for the three months ended March 31, 1998 and 1997. The Diluted and Basic Methods were used for both periods as prescribed under GAAP. In the table below, (1) Warrants refers to the warrants issued by the Company in December 1995, which have an exercise price of $2.25 per share and can be exercised beginning three years from the issue date and for a period of ten years thereafter, (2) Options refers to the outstanding stock options granted under the Company's stock option plans, and (3) Preferred Stock refers to the Cumulative Perpetual Preferred Stock issued by the Company in December 1995, and redeemed in December 1997, which carried an annual dividend equal to 18% of the face amount of the Preferred Stock.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998
      (AMOUNTS ARE IN THOUSANDS, EXCEPT FOR BOOK VALUE AND PER SHARE DATA)



NOTE 3 - BOOK VALUE AND EARNINGS PER SHARE - CONTINUED

                                                THREE MONTHS ENDED MARCH 31,
                                                 ------------------------
                                                    1998           1997
                                                 --------        --------
SHARES OUTSTANDING
   Basic                                            3,157           2,617
   Warrants                                         2,376           2,376
   Options                                            655             668
   Less Treasury shares(1)                           (507)           (866)
                                                 --------        --------
   Diluted                                          5,681           4,795
                                                 ========        ========

STOCKHOLDERS' EQUITY
   Basic                                         $ 44,529        $ 32,532
   Warrants                                         5,346           5,346
   Options                                          4,704           3,342
   Less Treasury shares(1)                        (10,087)         (8,745)
                                                 --------        --------
   Diluted                                       $ 44,492        $ 32,475
                                                 ========        ========

NET EARNINGS
   Net earnings for the period                   $  1,833        $  1,359
   Preferred stock dividends                           --            (609)
                                                 --------        --------
   Net earnings available for Common stock       $  1,833        $    750
                                                 ========        ========

BASIC BOOK VALUE PER SHARE                       $  14.10        $  12.43
                                                 ========        ========

BASIC EARNINGS  PER SHARE                        $   0.58        $   0.29
                                                 ========        ========

DILUTED BOOK VALUE PER SHARE                     $   7.83        $   6.77
                                                 ========        ========

DILUTED EARNINGS PER SHARE                       $   0.32        $   0.16
                                                 ========        ========

----------

    (1) Under the Diluted Method, it is assumed that the Company will use proceeds from the proforma exercise of the Warrants and Options to acquire actual shares currently outstanding, thus increasing Treasury shares. Treasury shares were assumed to be repurchased at the average closing stock price for the respective period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

            The Company earned $1.8 million, or $0.32 per diluted share, for the quarter ended March 31, 1998, an increase of 35% over net earnings of $1.4 million, or $0.16 per diluted share, for the first quarter of 1997. This growth in net earnings reflects a 19% increase in average earning assets, and a 67 basis point increase in the Bank's interest margin during the first quarter of 1998 as compared to the first quarter of 1997, as well as a $24.5 million or 59% decline in nonperforming assets ("NPAs") from March 31, 1997 to March 31, 1998. These positive influences were partially offset by the Company's return to taxable status, an increase in consolidated operating costs and higher parent company interest costs, attributable to a tripling of the Company's outstanding indebtedness.

CORE BUSINESS ACTIVITY

           The Company originates real estate-secured loans throughout Southern California, generally consisting of permanent loans collateralized by very large homes and unique estates, permanent loans secured by multi-family residential and commercial real estate, and loans for the construction of individual and tracts of single family residential homes and the acquisition and development of land for the construction of such homes. The Company funds its loans predominately with retail deposits and, to a lesser extent, advances from the Federal Home Loan Bank of San Francisco ("FHLB"). The interest spreads earned from this core business generally exceed the interest spreads available on typical real estate-secured financings within the Company's market area.

           The Company's consolidated capital structure has changed significantly during the past three years, initially as a result of its recapitalization in December 1995, and then again in December 1997, due to its successful refinancing of the securities issued in the 1995 recapitalization. In addition, the Company returned to taxable status during the first quarter of 1998, following several years in which it recorded income tax benefits from utilization of accumulated operating loss carryforwards. Accordingly, the consolidated operating results, and related per share amounts for the first quarter of 1998 are not comparable to the results for the first quarter of 1997.

           Because of these factors, the Company believes that core earnings is a more useful measure of its underlying operating performance. Core earnings are earnings before interest on parent company debt, income taxes, real estate operations and nonoperating items. For the first quarter of 1998, core earnings were $3.3 million, more than double the core earnings of $1.4 million generated during the first quarter of 1997.

           The table below isolates the principal components of the Company's core and net earnings for the periods indicated (dollars are in thousands).

                                                           THREE MONTHS ENDED MARCH 31,
                                                            -------------------------
                                                                1998            1997
                                                            --------        --------

Net interest income                                         $ 10,340        $  7,335
Provision for credit losses                                    1,485           1,220
                                                            --------        --------

Net interest income after provision for credit losses          8,855           6,115
Noninterest operating revenues                                   709             732
General and administrative costs                              (6,280)         (5,424)
                                                            --------        --------

CORE EARNINGS                                                  3,284           1,423
                                                            --------        --------

Nonrecurring gains (losses)
   Real estate operations, net                                   333            (260)
   Other, net                                                      4             (13)

Other items
   Interest on senior notes                                   (1,264)           (483)
   Income tax (provision) benefit                               (524)            692
                                                            --------        --------
                                                              (1,451)            (64)
                                                            --------        --------
NET EARNINGS                                                $  1,833        $  1,359
                                                            ========        ========

           This substantial growth in core earnings resulted from (1) a 19% growth in average earning assets, (2) a 59% decline in NPAs, and (3) an increase of 67 basis points in the Bank's interest margin (before loan loss provisions), in each instance comparing the March 1998 and March 1997 quarters.

           The growth in average earning assets resulted from the continuing successful expansion of the Company's financing businesses. During the first quarter of 1998, the Company generated new permanent and construction loan commitments of $193.0 million, which, net of loan repayments, produced net growth of $112.3 million in the Company's retained net loan portfolio during the quarter, an annualized growth rate of 54%. Since March 31, 1997, net loans have increased by $252.4 million, or 36%. The Company recorded new permanent and construction loan commitments of $74.1 million during the first quarter of 1997. The Company retains virtually all of its new loans for its own account, rather than selling them into the secondary mortgage markets.

           NPAs, which consist of the net carrying value of properties acquired through foreclosure ("REO") and loan principal three or more payments delinquent, amounted to $16.8 million at March 31, 1998, down 59% from $41.2 million at March 31, 1997. Since March 31, 1997, the Company's REO has been reduced to $6.6 million (39% of NPAs) from $21.0 million (51% of NPAs) due to sales of individual properties in the ordinary course of business. The Company continues to experience very modest levels of foreclosures of its collateral securing delinquent loans, which amount to an annualized rate of 0.8% of the average loans outstanding for the quarter.

           The Company's mix of financings, and its willingness and ability to provide its customers with tailored terms and highly-efficient transaction execution when necessary, contributes to its ability to produce yields on the incremental growth in its loan portfolio which are higher than the average yield on the entire portfolio. Concurrently, the Company has been successful in keeping its funding costs (excluding parent company debt) virtually unchanged during the past several quarters. As a result, during the first quarter of 1998, the Bank's interest margin (before interest on parent company debt and loan loss provisions) reached 4.34%, an increase of 67 basis points from the interest margin of 3.67% realized during the first quarter of 1997. Net of interest on parent company debt and loan loss provisions, the Company's consolidated interest margin was 3.18% during the first quarter of 1998, as compared with 2.82% during the first quarter of 1997.

           In late 1997 the Company commenced a series of initiatives intended to enhance its management depth, to convert its technology platform from an outsourced, host-based system to an in-house, client server-based system, and to design and implement a plan to ensure Year 2000 compliance. These and related initiatives are expected to increase the Company's consolidated general and administrative costs during 1998 by about 15% as compared with 1997. During the first quarter of 1998, general and administrative costs of $6.3 million were $0.9 million, or 16%, higher than for the first quarter of 1997, which was in line with expectations.

INCOME TAXES

           During the quarter ended March 31, 1998, the Company's earnings were reduced by an income tax provision of $0.5 million, or an estimated effective tax rate of 22% of consolidated pretax earnings. During the first quarter of 1997, the Company recorded an income tax benefit of $0.7 million. During the past several years, the Company has benefited from utilization of income tax benefits, principally tax loss carryforwards, accumulated during the early 1990s. The Company expects that these accumulated benefits will be fully utilized during 1998.

PARENT COMPANY ITEMS

           The Company's capital structure has changed significantly during the last three years. Separate issues of Preferred Stock and Senior Notes due 2000, issued in December 1995 in connection with a recapitalization of the Company and the Bank, were refinanced in December 1997 with proceeds from the issuance by the Company of its Senior Notes due 2004, which carry a coupon interest rate of 12.5% and have an effective cost of approximately 13.4% (after including the effect of issue cost amortization). Through March 31, 1998, the Company had contributed approximately $35.0 million of the proceeds from the Senior Notes to the Bank, which has permitted the Bank to support its recent asset growth while maintaining core and risk-based capital ratios well above the regulatory ratios which define a well-capitalized institution under regulation of the Office of Thrift Supervision ("OTS"). At March 31, 1998, the Bank's core and risk-based capital ratios were 7.45% and 11.45%, respectively, which were comfortably in excess of the well-capitalized regulatory thresholds of 5.00% and 10.00%, respectively.


RESULTS OF OPERATIONS

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

           The following table sets forth the Company's average balance sheet, and the related weighted average yields and costs on average interest-earning assets (inclusive of nonaccrual loans) and interest-bearing liabilities, for the three months ended March 31, 1998 and 1997. In the table, interest revenues are net of interest associated with nonaccrual loans (dollars are in thousands).

                                                                             THREE MONTHS ENDED
                                               ------------------------------------------------------------------------------
                                                          MARCH 31, 1998                          MARCH 31, 1997
                                               ------------------------------------     -------------------------------------
                                                                           WEIGHTED                                 WEIGHTED
                                               AVERAGE        REVENUES/    AVERAGE      AVERAGE        REVENUES/     AVERAGE
                                               BALANCE          COSTS     YIELD/COST    BALANCE         COSTS       YIELD/COST
                                               --------       --------       -----      --------       --------       -----
ASSETS
Interest-earning assets
   Loans(1)(2)                                 $892,060       $ 21,161       9.49%      $688,597       $ 15,506        9.01%
   Cash and cash equivalents                     53,506            720       5.38         58,945            738        5.01
   Investment securities                            574              8       5.57         45,315            653        5.76
   Investment in capital stock of
     Federal Home Loan Bank                       7,251            105       5.79          6,847            110        6.43
                                               --------       --------                  --------       --------
     Total interest-earning assets              953,391         21,994       9.23        799,704         17,007        8.51
                                                              --------      -----                      --------       -----
Noninterest-earning assets                       23,902                                   31,064
                                               --------                                 --------
Total assets                                   $977,293                                 $830,768
                                               ========                                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
   Deposits                                    $819,886         10,737       5.31       $705,507           8,892       5.11
   FHLB Advances                                 63,988            917       5.81         51,935             780       6.09
   Senior notes                                  40,000          1,264      12.82         12,345             483      15.87
                                               --------       --------                  --------        --------
     Total interest-bearing liabilities         923,874         12,918       5.67        769,787          10,155       5.35
                                                              --------      -----                       --------      -----

Noninterest-bearing liabilities                  10,026                                   17,065
Stockholders' equity                             43,393                                   43,916
                                               --------                                 --------
Total liabilities & stockholders' equity       $977,293                                 $830,768
                                               ========                                 ========
Net interest income                                           $  9,076                                  $  6,852
                                                              ========                                  ========

Interest rate spread                                                         3.56%                                     3.16%
                                                                            =====                                     =====
Net interest margin                                                          3.81%                                     3.43%
                                                                            =====                                     =====
Net interest margin excluding parent
  company indebtedness                                                       4.34%                                     3.67%
                                                                            =====                                     =====



    (1) Includes nonaccrual loans of $21.4 million and $29.0 million for the three months ended March 31, 1998 and March 31, 1997, respectively.

    (2) Includes amortization of loan fees and discounts of $1.4 million and $0.9 million for the three months ended March 31, 1998 and March 31, 1997, respectively.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

           The following table presents the dollar amount of changes in interest revenues and interest costs attributable to changes in the balances of interest-earning assets and interest bearing liabilities, and changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume (i.e., changes in volume multiplied by old rate), (ii) changes in rate (i.e., changes in rate multiplied by old volume) and (iii) changes attributable to both rate and volume (dollars are in thousands).

                                                      THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                                         INCREASE (DECREASE) DUE TO CHANGE IN
                                           -------------------------------------------------------------
                                                                              RATE AND            NET
                                           VOLUME             RATE             VOLUME            CHANGE
                                           -------           -------           -------           -------
INTEREST REVENUES
   Loans                                   $ 4,582           $   828           $   245           $ 5,655
   Cash and cash equivalents                   (68)               55                (5)              (18)
   Investment securities                      (645)              (22)               22              (645)
   Investment in capital stock of
     Federal Home Loan Bank                      6               (10)               (1)               (5)
                                           -------           -------           -------           -------
                                             3,875               851               261             4,987
                                           -------           -------           -------           -------

INTEREST COSTS
   Deposits                                  1,442               347                56             1,845
   FHLB Advances                               181               (36)               (8)              137
   Senior notes                              1,082               (93)             (208)              781
                                           -------           -------           -------           -------
                                             2,705               218              (160)            2,763
                                           -------           -------           -------           -------

INCREASE IN NET INTEREST INCOME            $ 1,170           $   633           $   421           $ 2,224
                                           =======           =======           =======           =======

           The Company's interest income (net of interest due on nonaccrual loans) increased by $5.0 million or 29.3% during the first quarter of 1998 as compared to the same period in 1997. This increase was primarily attributable to increases in the average balance of loans outstanding and, to a lesser extent, increases in the weighted average yield earned thereon.

           The increase in interest income during the first quarter of 1998 was partially offset by a $2.8 million, or 27.2%, increase in interest expense, as compared to the same period in the prior year, which was primarily due to an increase in the average balances of the Company's deposits and borrowings and an increase in the weighted average rate paid on the Company's deposits.

           As a result of the foregoing, the Company's net interest income increased by $2.2 million, or 32.5%, from $6.9 million during the first quarter of 1997 to $9.1 million during the comparable period in 1998, and the Company's net interest margin (net interest income divided by average interest-earning assets) increased by 38 basis points, or 11.1%, from 3.43% to 3.81% during the same respective periods.

PROVISIONS FOR CREDIT LOSSES

           For the three months ended March 31, 1998, the Company recorded provisions for credit losses of $1.5 million, compared with provisions for credit losses of $1.2 million recorded during the three months ended March 31, 1997. At March 31, 1998, the Company's allowance for credit losses amounted to $14.1 million, of which $9.9 million was general reserves.

           Although the Company maintains its allowance for credit losses at a level which it considers to be adequate to provide for probable losses based on presently known conditions, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. The calculation of the adequacy of the allowance for credit losses, and therefore the requisite amount of provision for credit losses, is based on several factors, including underlying loan collateral values, delinquency trends and historical loan loss experience, all of which can change without notice based on market and economic conditions and other factors.

NONINTEREST REVENUES

           The table below sets forth information concerning the Company's noninterest revenues for the periods indicated (dollars are in thousands).

                                  THREE MONTHS ENDED MARCH 31,
                              -------------------------------------
OPERATING                      1998            1997           CHANGE
                              -----           -----           -----
   Loan related fees          $ 458           $ 466           $  (8)
   Other                        251             266             (15)
                              -----           -----           -----
                              $ 709           $ 732           $ (23)
                              =====           =====           =====
NON-OPERATING
   Other, net                 $   4           $ (13)          $  17
                              -----           -----           -----
                              $   4           $ (13)          $  17
                              =====           =====           =====

           Loan related fee revenues consist of prepayment, extension, modification, escrow and exit fees collected from customers.


NONINTEREST EXPENSES - GENERAL AND ADMINISTRATIVE COSTS

           The table below details the Company's general and administrative costs for the periods indicated (dollars are in thousands).

                                     Three Months Ended March 31,
                              ---------------------------------------
                              1998             1997            CHANGE
                              ------          ------          ------
Employee                      $3,237          $2,769          $  468
Operating                      1,625           1,181             444
Occupancy                        863             754             109
Professional                     330             348             (18)
SAIF  premium
  and OTS assessment             225             372            (147)
                              ------          ------          ------
                              $6,280          $5,424          $  856
                              ======          ======          ======

           During the last half of 1997 and continuing into the first quarter of 1998, the Company increased its lending staff, including retaining new senior managers for each of its primary financing groups, in response to the substantial growth in the volume of new business generated since the third quarter of 1997. During this period, the Company has also hired personnel to prepare for, and to implement, new computer-based systems during 1998. The cost of these personnel caused employee-related costs to increase by 17% during the first quarter of 1998 as compared with the 1997 first quarter, in line with expectations.

           The Company has experienced an increase in operating costs primarily as a result of its efforts related to the ongoing computer system conversions and expenditures related to its focused efforts to expand the Company's retail banking presence.

NONINTEREST EXPENSES - REAL ESTATE OPERATIONS

           The table below sets forth the revenues and costs attributable to the Company's REO for the periods indicated. The compensatory and legal costs directly associated with the Company's property management and disposal operations are included in the table above in NONINTEREST EXPENSES - GENERAL AND ADMINISTRATIVE COSTS (dollars are in thousands).

                                                                  THREE MONTHS ENDED MARCH 31,
                                                             -------------------------------------
                                                             1998            1997           CHANGE
                                                             -----           -----           -----
EXPENSES ASSOCIATED WITH
  REAL ESTATE OWNED
       Property taxes                                        $   3           $  21           $ (18)
       Repairs, maintenance
          and renovation                                        15              13               2
       Insurance                                                30              44             (14)
                                                             -----           -----           -----
           Total                                                48              78             (30)

NET RECOVERIES FROM SALE OF PROPERTIES                        (299)            (24)           (275)
PROPERTY OPERATIONS, NET                                       (97)            (74)            (23)
PROVISION FOR ESTIMATED LOSSES ON REAL ESTATE OWNED             15             280            (265)
                                                             -----           -----           -----
(INCOME) LOSS FROM REAL ESTATE OPERATIONS, NET               $(333)          $ 260           $(593)
                                                             =====           =====           =====

           The costs included in the table above (and, therefore, excluded from operating costs (see NONINTEREST EXPENSES - GENERAL AND ADMINISTRATIVE COSTS)), reflect holding costs directly attributable to the Company's REO.

           Net recoveries from sales of REO represent the difference between the proceeds received from property disposal and the carrying value of such properties upon disposal. During the three months ended March 31, 1998 and March 31, 1997, the Company sold 17 properties generating net cash proceeds of $3.6 million and a net gain of $0.3 million, as compared to 40 properties generating net cash proceeds of $5.7 million and a nominal gain, respectively.

           Property operations principally include the net operating income (collected rental revenues less operating expenses and certain renovation costs) from foreclosed income properties or receipt, following foreclosure, of similar funds held by receivers during the period the original loan was in default.

           During the three months ended March 31, 1997, the Company recorded $0.3 million in provisions associated with its then remaining foreclosed residential construction projects. As of March 31, 1998, the homes within these projects had been sold.

INCOME TAXES

           The Company recorded an income tax provision of $0.5 million for the quarter ended March 31, 1998, as compared to a $0.7 million income tax benefit recorded during the three months ended March 31, 1997. The effective income tax rate has been reduced to 22% to reflect the benefit of the reduction of deferred tax valuation allowance previously established. At March 31, 1998, the Company had approximately $2.0 million of accumulated income tax benefits, consisting primarily of net operating loss carryforwards and future tax deductions which had not been recognized for financial statement purposes and which are available to be utilized to shield future earnings from income taxes, both for financial reporting and income tax reporting purposes. The recognition of these accumulated income tax benefits is subject to limitations under GAAP and for regulatory capital purposes. The primary factor affecting the timing and magnitude of recognition of these accumulated income tax benefits is the current and future profitability of the Company. Additionally, no more than 10% of the Bank's regulatory capital can be represented by a deferred tax asset created pursuant to anticipated future utilization of an institution's income tax benefits. Should the Company cease to be profitable, or should the Company record substantial operating losses in the future, all or a portion of the deferred tax asset established to date may need to be reversed.

FINANCIAL CONDITION, CAPITAL RESOURCES & LIQUIDITY AND ASSET QUALITY

ASSETS

CASH AND CASH EQUIVALENTS

           Cash and cash equivalents at March 31, 1998 and at December 31, 1997 consisted of the following (dollars are in thousands).

                            March 31,       December 31,
                               1998             1997
                            -------          -------
Cash                        $12,136          $ 9,520
Federal funds sold           48,500           42,100
                            -------          -------
                            $60,636          $51,620
                            =======          =======



INVESTMENT SECURITIES

           The table below summarizes the cost basis and estimated fair value of investment securities available-for-sale at March 31, 1998 and at December 31, 1997 (dollars are in thousands).

                                         GROSS UNREALIZED        ESTIMATED
                         AMORTIZED    ------------------------     FAIR
                           COST           GAINS      LOSSES        VALUE
                        -----------   ------------  ----------   -----------
MUTUAL FUND

March 31, 1998             $580             6          -          $586

December 31, 1997          $572             6          -          $578



           Investment securities with both a cost basis and an estimated fair value of $0.6 million at March 31, 1998, had a weighted average yield of 6.39%, and were due in less than one year.

LOANS  RECEIVABLE

GENERAL

           The Company's loan portfolio consists almost exclusively of loans secured by real estate located in Southern California. The table below sets forth the composition of the Company's loan portfolio as of the dates indicated (dollars are in thousands).

                                       MARCH 31, 1998               DECEMBER 31, 1997
                                -------------------------    -------------------------
                                   BALANCE        PERCENT      BALANCE         PERCENT
                                -----------       -------    ----------       --------
SINGLE FAMILY
  Estate(1)                     $   216,575        19.6%     $  173,764          17.9%
  Conventional                      218,721        19.8         224,006          23.1
INCOME PROPERTY
  Multi-family                      233,520        21.2         225,738          23.3
  Commercial real estate            132,171        12.0         114,293          11.8
LAND                                 62,999         5.7          39,475           4.1
SINGLE FAMILY CONSTRUCTION
  Individual residences             151,587        13.7         112,899          11.7
  Tract development                  61,774         5.6          68,653           7.1
OTHER                                26,596         2.4           9,698           1.0
                                -----------       -----       -----------      ------
GROSS LOANS RECEIVABLE(2)         1,103,943       100.0%        968,526         100.0%
                                                  =====                        ======

LESS
  Participants' share                (1,088)                     (1,141)
  Undisbursed loan funds           (130,371)                   (108,683)
  Deferred loan fees and
    credits, net                     (7,803)                     (7,177)
  Reserves                          (14,092)                    (13,274)
                                -----------                  ----------
NET LOANS RECEIVABLE            $   950,589                  $  838,251
                                ===========                  ==========

----------

    (1) Generally defined as individual loans with principal balances of more than $1.0 million originated since 1994.

    (2) Gross loans receivable includes outstanding balance plus undisbursed construction commitments.

           The table below sets forth the approximate composition of the Company's new loan commitments, net of internal refinances, for the period indicated in dollars and a percentage of total loans originated (dollars are in thousands).

                                            THREE MONTHS ENDED
                                              MARCH 31, 1998
                                         ----------------------
    TYPE OF SECURITY                       AMOUNT         %
-------------------------------------    --------        ------
   SINGLE FAMILY
     Estate (1)                          $ 57,000        29.5%
     Conventional                           4,900         2.5
   INCOME PROPERTY
     Multi-family (2)                      13,800         7.2
     Commercial real estate (3)            23,500        12.2
   LAND (4)                                21,300        11.0
   SINGLE FAMILY CONSTRUCTION
     Individual residences (5)             55,500        28.8
     Tract development  (6)                10,200         5.3
   OTHER                                    6,800         3.5
                                        ---------       -----
                                        $ 193,000       100.0%
                                        =========       =====

----------

    (1) Includes unfunded commitments under lines of credit of $1.3 million at March 31, 1998.

    (2) Includes $1.6 million of financings provided in connection with sales of previously foreclosed properties for the three months ended March 31, 1998.

    (3) Includes unfunded commitments under lines of credit of $2.5 million at March 31, 1998.

    (4) Includes unfunded commitments of $0.6 million at March 31, 1998.

    (5) Includes unfunded commitments of $36.1 million at March 31, 1998.

    (6) Includes unfunded commitments of $9.8 million at March 31, 1998.


ASSET QUALITY

NONACCRUAL AND TROUBLED DEBT RESTRUCTURED LOANS

           The Company places loans on nonaccrual status when (1) they become one or more payments delinquent or (2) management believes that, with respect to performing loans, continued collection of principal and interest from the borrower is not reasonably assured.

           The following table provides information regarding the Company's nonaccrual loans as of the dates indicated (dollars are in thousands).

                                               MARCH 31,   DECEMBER 31,
                                                 1998          1997
                                                -------       -------

Loans past due 90 days or more                  $10,223       $10,793
Loans past due 30-89 days                         8,887         4,435
Other nonaccrual loans                              148           168
                                                -------       -------
Total(1)                                        $19,258       $15,396
                                                =======       =======

Reserves to loans past due 90 days or more        137.8%        123.0%
Reserves to total nonaccrual loans                 73.2%         86.2%

----------

    (1) Includes $0.2 million and $0.5 million of troubled debt restructured loans ("TDRs") at March 31, 1998 and December 31, 1997, respectively. Excludes $31.4 million and $29.1 million of TDRs which were performing in accordance with their modified terms at March 31, 1998 and December 31, 1997, respectively.

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

CLASSIFIED ASSETS

           The table below sets forth information concerning the Company's classified assets at the dates indicated. Classified assets include REO, delinquent loans and performing loans which have been adversely classified pursuant to OTS regulations and guidelines ("Performing/Classified" loans) (dollars are in thousands).

                                                 MARCH 31,    DECEMBER 31,
                                                    1998          1997
                                                 --------       --------
Real estate owned, net                           $  6,551       $  9,859
Nonperforming loans(1)                             10,223         10,793
                                                 --------       --------
GROSS NONPERFORMING ASSETS                         16,774         20,652
Other delinquent loans(2)                           8,887          4,435
Performing loans classified loss,
  doubtful and substandard(3)                      34,307         36,013
                                                 --------       --------

GROSS CLASSIFIED ASSETS                          $ 59,968       $ 61,100
                                                 ========       ========

CLASSIFIED LOANS(4)                              $ 53,417       $ 51,241
                                                 ========       ========

LOANS RECEIVABLE(5)                              $964,681       $851,525
                                                 ========       ========

RESERVES ON LOANS
    Specific                                     $  4,172       $  3,878
    General                                         9,920          9,396
                                                 --------       --------
                                                 $ 14,092       $ 13,274
                                                 ========       ========

Total reserves to loans receivable                    1.5%           1.6%
Total reserves to classified loans                   26.4%          25.9%
Total reserves to nonperforming loans               137.8%         123.0%
Gross  nonperforming assets to total assets           1.6%           2.2%

----------

    (1) Loans 90 days or more delinquent. All such loans are on nonaccrual status.

    (2) Loans 30 to 89 days delinquent. All such loans are on nonaccrual status.

    (3) Includes $0.1 million and $0.2 million of performing loans on nonaccrual status at March 31, 1998, and December 31, 1997, respectively.

    (4) Includes $19.3 million and $15.4 million of nonaccrual loans at March 31, 1998, and at December 31, 1997, respectively.

    (5) Loans receivable are exclusive of the allowance for credit losses.

           The carrying value of NPA (i.e., real estate owned and loans 90 days or more delinquent) decreased to $16.8 million, or 1.6% of total assets, at March 31, 1998, from $20.7 million, or 2.2% of total assets, at December 31, 1997. The carrying value of NPA peaked at $151.2 million in December 1993.

                The table below sets forth information concerning the company's total classified loans as of March 31, 1998 (dollars are in thousands).

                                                                   CLASSIFIED LOANS
                                          ------------------------------------------------------------------
                                                                 OTHER            PERFORMING
                                         NONPERFORMING (1)  DELINQUENCIES(2)       LOANS (3)         TOTAL
                                         -----------------  ----------------     --------------     --------
SINGLE FAMILY
  Estate                                    $ 7,904            $ 4,235            $ 8,569            $20,708
  Conventional                                2,276              2,028             13,880             18,184
INCOME PROPERTY
  Multi-family                                   --              2,230              4,177              6,407
  Commercial real estate                         --                 --              2,000              2,000
LAND                                             43                394                 --                437
SINGLE FAMILY CONSTRUCTION
  Individual residences                          --                 --                831                831
  Tract development                              --                 --              3,661              3,661
OTHER                                            --                 --              1,189              1,189
                                            -------            -------            -------            -------
                           Total            $10,223            $ 8,887            $34,307            $53,417
                                            =======            =======            =======            =======

    (1) Loans 90 days or more delinquent. All such loans are on nonaccrual status.

    (2) Loans 30 to 89 days delinquent. All such loans are on nonaccrual status.

    (3) Includes $0.1 million of performing loans on nonaccrual status.


RESERVES

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

        The table below sets forth the general and specific reserves for the Company's loan and REO portfolios as of March 31, 1998 (dollars are in thousands).

                                                                LOANS
                                                    --------------------------------      REAL ESTATE
                                                    PERFORMING         DELINQUENT            OWNED                TOTAL
                                                    ----------         ----------            -------            --------
Specific reserves                                    $ 3,310             $   862             $   836             $ 5,008
General reserves                                       9,447                 473                  26               9,946
                                                     -------             -------             -------             -------
Total                                                $12,757             $ 1,335             $   862             $14,954
                                                     =======             =======             =======             =======
PERCENTAGES
% of total reserves to gross investment                  1.3%                7.0%               11.6%                1.5%
% of general reserves to gross investment                1.0%                2.5%                0.4%                1.0%



           The table below summarizes the activity of the Company's reserves for the periods indicated (dollars are in thousands).

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                     -------------------------------
                                                       1998                    1997
                                                     ---------              ---------
LOANS
Average loans outstanding                            $ 892,060              $ 688,597
                                                     =========              =========

Reserve balance at beginning of period               $  13,274              $  13,515
Provision for credit losses                              1,485                  1,220
Charge-offs:
   Single family - conventional                           (467)                  (413)
   Income property
     Multi-family                                           --                   (515)
     Commercial real estate                               (200)                    --
   Land                                                     --                   (150)
                                                     ---------              ---------

Total charge-offs                                         (667)                (1,078)
                                                     ---------              ---------
Balance at end of period                             $  14,092              $  13,657
                                                     =========              =========
Ratio of net charge-offs to average loans
   outstanding during the period                           0.1%                   0.2%

REAL ESTATE OWNED
Reserve balance at beginning of period               $   2,563              $  11,871
Provision for credit losses                                 15                    280
Charge-offs                                             (1,716)                (2,492)
                                                     ---------              ---------
Balance at end of period                             $     862              $   9,659
                                                     =========              =========

           Because the Company's loan portfolio is not homogeneous, but rather consists of discreet segments with different collateral and borrower risk characteristics, management separately measures reserve adequacy, and establishes and maintains reserves for credit losses, for each identifiable segment of this portfolio. The table below summarizes the allocation of the company's reserves by type of collateral at the dates indicated (dollars are in thousands).

                                                              MARCH 31, 1998                    DECEMBER 31, 1997
                                                     ------------------------------       -----------------------------
                                                                        PERCENT OF                           PERCENT OF
                                                                        RESERVES TO                         RESERVES TO
                                                                        TOTAL LOANS                         TOTAL LOANS
                                                       BALANCE          BY CATEGORY        BALANCE          BY CATEGORY
                                                     ------------       -----------       ---------         -----------
   SINGLE FAMILY
     Estate                                           $  2,311                 1.1%       $  1,975                 1.1%
     Conventional                                        4,216                 1.9%          4,696                 2.1%
   INCOME PROPERTY
     Multi-family                                        2,398                 1.0%          2,000                 0.9%
     Commercial real estate                              2,539                 1.9%          2,252                 2.0%
   LAND                                                    329                 0.5%            162                 0.4%
   SINGLE FAMILY CONSTRUCTION
     Individual residences                                 463                 0.3%            503                 0.4%
     Tract development                                   1,006                 1.6%            817                 1.2%
   OTHER                                                   264                 1.0%            226                 2.3%
   UNALLOCATED                                             566                 -- %            643                 -- %
                                                    ----------                            --------
                                                    $   14,092                 1.3%       $ 13,274                 1.4%
                                                    ==========                            ========



           The table below summarizes reserves at the dates indicated for each of the REO by type of property (dollars are in thousands).

                                MARCH 31, 1998                 DECEMBER 31, 1997
                          ----------------------------    ----------------------------
                                          PERCENT OF                      PERCENT OF
                                          RESERVES TO                    RESERVES TO
                                           TOTAL REO                      TOTAL REO
                           PROPERTIES     BY CATEGORY     PROPERTIES     BY CATEGORY
                          -----------    -------------   -----------    --------------
SINGLE FAMILY
  Conventional             $   36            0.7%          $  1,523        19.8%
INCOME PROPERTY
  Multi-family                 --           --  %                18         0.8%
LAND                          800           36.8%             1,022        43.2%
UNALLOCATED                    26           --  %              --           -- %
                           ------                          --------
                           $  862           11.6%          $  2,563        20.6%
                           ======                          ========


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

           The table below summarizes the composition of the Company's REO at the dates indicated (dollars are in thousands).

                                          MARCH 31,           DECEMBER 31,
                                            1998                  1997
                                          --------             --------
SINGLE FAMILY
  Conventional                            $  4,995                7,695
INCOME PROPERTY
  Multi-family                                 247                2,362
LAND                                         2,171                2,365
                                          --------             --------
GROSS INVESTMENT (1)                         7,413               12,422
ALLOWANCE FOR ESTIMATED LOSSES                (862)              (2,563)
                                          --------             --------

NET INVESTMENT                            $  6,551             $  9,859
                                          ========             ========

----------

   (1) Fair value of collateral at foreclosure, plus post-foreclosure capitalized costs.


SOURCES OF FUNDS

GENERAL

           The Company's principal sources of funds in recent years have been deposits obtained on a retail basis through its branch offices and, to a lesser extent, advances from the FHLB and securities sold under agreements to repurchase ("reverse repurchase agreements"). In addition, funds have been obtained from maturities and repayments of loans and securities, and sales of loans, securities and other assets, including real estate owned.

DEPOSITS

           Total deposits at March 31, 1998, were $848.9 million, an increase from $799.5 million at December 31, 1997.

           The table below summarizes the balances by original term, weighted average interest rates ("WAIR") and weighted average remaining maturities in months ("WARM") for the Company's deposits at the dates indicated (dollars are in thousands).



                                                    MARCH 31, 1998                               DECEMBER 31, 1997
                                    --------------------------------------------      ------------------------------------
         DESCRIPTION                    BALANCE           WAIR             WARM          BALANCE            WAIR      WARM
-------------------------------     -----------------  -----------     ---------      ------------       --------    -----
Transaction accounts                $   121,111            2.54%           --           $  105,812           2.44%      --
Certificates of deposit
    7 day maturities                     42,006            4.43%           --               42,907           4.43%      --
    Less than 6 months                   33,501            5.51%            3               35,418           5.57%       2
    6 months to 1 year                  525,828            5.77%            6              456,072           5.80%       8
    1 year to 2 years                   115,665            5.74%            7              146,674           5.74%       7
    Greater than 2 years                 10,759            5.41%           12               12,618           5.45%      13
                                    -----------                                         ----------
Total                               $   848,870            5.22%            5           $  799,501           5.26%       6
                                    ===========                                         ==========

FHLB ADVANCES

           The Company has a credit line with the FHLB with a maximum advance of up to 35% of total assets. The FHLB system functions as a source of credit to savings institutions which are members. Advances are typically secured by the Company's mortgage loans and the capital stock of the FHLB owned by the Company. Subject to the FHLB's advance policies and requirements, these advances can be requested for any business purpose in which the Company is authorized to engage. In granting advances, the FHLB considers a member's creditworthiness and other relevant factors.

           At March 31, 1998, the Company had two FHLB advances outstanding totaling $105.0 million with an original and remaining weighted average term of three years and four months and three years and one month, respectively. These advances are securitized by mortgage collateral and have a weighted average rate of 5.59%.

SENIOR NOTES

           On December 31, 1997, the Company completed the issuance of $40.0 million of Senior Notes due 2004. The Notes carry an interest rate of 12.5%, and are callable after December 31, 2002. Interest is required to be paid semiannually at the stated interest rate.

STOCKHOLDERS' EQUITY

           The Company's capital consists of common stockholders' equity, which at March 31, 1998, amounted to $44.5 million and represented 4.3% of the Company's total assets.

           The following table summarizes the regulatory capital requirements under the Home Owners' Loan Act ("HOLA") for the Bank at March 31, 1998. As indicated in the table, the Bank's capital levels exceed all three of the currently applicable minimum HOLA capital requirements (dollars are in thousands).

                                          TANGIBLE CAPITAL              CORE CAPITAL            RISK-BASED CAPITAL
                                       -----------------------    -----------------------   --------------------------
                                        BALANCE            %         BALANCE          %       BALANCE              %
                                       -----------       -----    ------------      -----   ------------       --------
Stockholders' equity (2)               $    77,773                 $    77,773              $    77,773
Adjustments
   General valuation allowances                 --                          --                    9,539
   Unrealized (gains) losses, net               (6)                         (6)                      (6)
                                       -----------       -----     -----------      -----    -----------       -------
Regulatory capital                          77,767        7.45%         77,767       7.45%        87,306         11.45%
Required minimum                            15,667        1.50%         31,334       3.00%        61,021          8.00%
                                       -----------       -----     -----------      -----    -----------       -------
Excess capital                         $    62,100        5.95%    $    46,433       4.45%   $    26,285          3.45%
                                       ===========       =====     ===========      =====    ===========       =======
Adjusted assets (1)                    $ 1,044,473                 $ 1,044,473               $   762,760
                                       ===========                 ===========               ===========

----------

  (1) The term "adjusted assets" refers to the term "adjusted total assets", as defined in 12 C.F.R. Section 567.1(a), for purposes of tangible and core capital requirements, and for purposes of risk-based capital requirements, refers to the term "risk-weighted assets", as defined in 12 C.F.R. Section 567.1(d).

  (2) Reflects a capital contribution of $4.5 million from the parent company made in March 1998.

           As of March 31, 1998, the most recent notification from the OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. The Bank's actual capital amounts and ratios and the capital amounts and ratios required in order for an institution to be "well capitalized" and "adequately" capitalized are presented in the table below (dollars are in thousands).

                                                                    TO BE CATEGORIZED AS       TO BE CATEGORIZED AS
                                                                   ADEQUATELY CAPITALIZED        WELL CAPITALIZED
                                                                   UNDER PROMPT CORRECTIVE   UNDER PROMPT CORRECTIVE
                                                  ACTUAL              ACTION PROVISIONS         ACTION PROVISIONS
                                         -----------------------   ----------------------    ----------------------
                                           AMOUNT        RATIOS       AMOUNT       RATIOS     AMOUNT       RATIOS
                                         -----------    --------   -------------   -------   ---------     --------
AS OF MARCH 31, 1998
    Total Capital
    (to Risk Weighted Assets)             $87,306        11.45%      $61,021       8.00%      $76,276       10.00%
    Core Capital
    (to Adjusted Tangible Assets)          77,767         7.45%       31,334       3.00%       52,224        5.00%
    Tangible Capital
    (to Adjusted Tangible Assets)          77,767         7.45%       15,667       1.50%          N/A         N/A
     Tier 1 Capital
    (to Risk Weighted Assets)              77,767        10.20%          N/A        N/A        45,766        6.00%

AS OF DECEMBER 31, 1997
    Total Capital
    (to Risk Weighted Assets)             $78,454        11.48%      $54,679       8.00%      $68,349       10.00%
    Core Capital
    (to Adjusted Tangible Assets)          69,900         7.55%       27,773       3.00%       46,289        5.00%
    Tangible Capital
    (to Adjusted Tangible Assets)          69,900         7.55%       13,887       1.50%          N/A         N/A
    Tier 1 Capital
    (to Risk Weighted Assets)              69,900        10.23%          N/A         N/A       41,009        6.00%



           The OTS has authority, after an opportunity for a hearing, to downgrade an institution from "well capitalized" to "adequately capitalized" or to subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower category, if the OTS deems such action to be appropriate as a result of supervisory concerns.


CAPITAL RESOURCES AND LIQUIDITY

           The parent company had $5.7 million of cash on hand at March 31, 1998. The parent company is a holding company with no significant business operations outside of the Bank. Its requisite obligations in relation to its debt and operations are primarily dependent upon dividends from the Bank, the payment of which is subject to the requirements of applicable laws and regulations.

           The Company's liquidity position refers to the extent to which the Company's funding sources are sufficient to meet its current and long-term cash requirements. Federal regulations currently require a savings association to maintain a monthly average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances, and specified United States Government, state or federal agency obligations) equal to 4.0% of the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar quarter. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4.00% to 10.00% of such accounts and borrowings depending upon economic conditions and the deposit flows of member associations. Monetary penalties may be imposed for failure to meet this liquidity ratio requirement. The Company's liquidity for the calculation period ended March 31, 1998 was 7.7%, which exceeded the applicable minimum requirements.

           The Company's current primary funding resources are deposits, principal payments on loans, FHLB advances and cash flows from operations. Other possible sources of liquidity available to the Company include reverse repurchase transactions involving the Company's investment securities, whole loan sales, commercial bank lines of credit, and direct access, under certain conditions, to borrowings from the Federal Reserve System. The cash needs of the Company are principally for the payment of interest on and withdrawals of deposit accounts, the funding of loans and operating costs and expenses.


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

           Since 1995, the Company has been utilizing interest rate floors to mitigate the risk of interest margin compression on its new loans in a decreasing interest rate environment. Typically, these floors represent the rate at underwriting. Additionally, on most new income property loans, the Company utilizes interest rate caps. These caps apply to the term of the loan and are usually five points above the rate at underwriting or at an amount that would still allow for one-to-one debt service coverage at the maximum rate, thereby reducing the likelihood of borrower default in a rising interest rate environment. The risk to the Company that is associated with interest rate caps is that interest rates will exceed the maximum loan rates on such loans, and while the Company's cost of funds continues to rise, the interest income derived from these loans will be fixed, resulting in an overall compression on net interest income.

           The following table sets forth information concerning sensitivity of the Company's interest-earning assets and interest-bearing liabilities as of March 31, 1998. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual maturities of the assets and liabilities, except that adjustable-rate loans are included in the period in which they are first scheduled to adjust and not in the period in which they mature. Such assets and liabilities are classified by the earlier of maturity or repricing date (dollars are in thousands).

                                                           OVER THREE     OVER SIX      OVER ONE
                                               THREE         THROUGH      THROUGH         YEAR           OVER
                                               MONTHS          SIX         TWELVE        THROUGH         FIVE
                                               OR LESS       MONTHS        MONTHS       FIVE YEARS       YEARS         TOTAL
                                             ----------    ----------    ----------     ----------     ----------    ----------
INTEREST-EARNING ASSETS
    Cash and cash equivalents (1)            $   48,500    $       --    $       --     $       --     $       --    $   48,500
    Investments and FHLB Stock                    7,904            --            --             --             --         7,904
    Loans (2)                                   563,802       197,599        42,159         40,094        128,830       972,484
                                             ----------    ----------    ----------     ----------     ----------    ----------
        Total interest-earning assets        $  620,206    $  197,599    $   42,159     $   40,094     $  128,830    $1,028,888
                                             ==========    ==========    ==========     ==========     ==========    ==========

INTEREST-BEARING LIABILITIES
    Deposits
        Transaction accounts                 $  121,111    $       --    $       --     $       --     $       --    $  121,111
        Certificates of deposit                 223,919       169,390       306,514         27,936             --       727,759
    FHLB advances                                40,000            --            --         65,000             --       105,000
    Senior Notes                                     --            --            --             --         40,000        40,000
                                             ----------    ----------    ----------     ----------     ----------    ----------
        Total interest-bearing liabilities   $  385,030    $  169,390    $  306,514     $   92,936     $   40,000    $  993,870
                                             ==========    ==========    ==========     ==========     ==========    ==========

    Interest rate sensitivity gap            $  235,176    $   28,209    $ (264,355)    $  (52,842)    $   88,830    $   35,018
    Cumulative interest rate
      sensitivity gap                           235,176       263,385          (970)       (53,812)        35,018        35,018
    Cumulative interest rate
      sensitivity gap as a percentage
      of total interest-earning assets             22.9%         25.6%         (0.1%)         (5.2%)          3.4%          3.4%

----------

    (1)    Excludes noninterest-earning cash balances.

    (2)    Loans include $19.3 million of nonaccrual loans.

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

           Presented below, as of March 31, 1998, is an analysis of the Bank's MV interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of 200 and 400 basis point increments in market interest rates (dollars are in thousands).


                             MARKET VALUE
    CHANGE       -----------------------------------
   IN RATES       $ AMOUNT     $ CHANGE      % CHANGE
---------------   --------     ---------     --------
+400 bp           $ 80,749     $  (7,478)     (8.48%)
+200 bp             84,861        (3,366)     (3.82%)
   0 bp             88,227            --         --%
-200 bp             91,771         3,544       4.02%
-400 bp             95,553         7,326       8.30%

The Bank's overall improvement in its sensitivity to changes in market rates from the period ended December 31, 1997 to March 31, 1998, is principally attributable to an increase in its interest-earning assets with repricing frequencies of three months or less, which have been supported by longer term interest-bearing liabilities. The effect of these two actions has been a moderation in the Bank's sensitivity to significant changes in market rates.

                     PART II - OTHER INFORMATION


ITEM 1.    Legal Proceedings

                 The Bank is a defendant in an action entitled Takaki vs. Hawthorne Savings and Loan Association, filed in the Superior Court of the State of California, Los Angeles, as Case No. YC021815. The plaintiffs were owners of real property which they sold in early 1992 to a third party. The Bank provided escrow services in connection with the transaction. A substantial portion of the consideration paid to the plaintiffs took the form of a deed of trust secured by another property then owned by an affiliate of the purchaser. The value of the collateral securing this deed of trust ultimately proved to be inadequate. The plaintiffs alleged that the bank knew, or should have known, that the security for the plaintiffs' loan was inadequate and should have so advised them. In late June 1997, a trial jury found for the plaintiffs and awarded compensatory and punitive damages totaling $9.1 million. In late July 1997, the trial judge reduced the combined award to $3.3 million. The plaintiffs accepted the reduced judgment. The Bank has filed a Notice of Appeal from the judgment and has posted an Appeal Bond with the court to stay plaintiffs enforcement of the judgment pending the Appellate Court's decision. Based upon its view that the law in California is unambiguous that there is no duty which attaches to escrow providers to advise parties to an escrow, the Bank believes that its position will ultimately be upheld on appeal and accordingly, that no amounts will be paid by the Bank to the plaintiffs in this matter. There can be no assurances that this will be the case, however. The defendant's appellate brief and the plaintiffs' appellate brief have been filed with the Court. The defendant's reply brief was filed April 6, 1998. After the plaintiffs' reply, hearing for oral arguments will be scheduled by the Court.

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

ITEM 3.    Defaults upon Senior Securities - None

ITEM 4.    Submission of Matters to a Vote of Security Holders - None

ITEM 5.    Other Information - None

ITEM 6.    Exhibits and Reports on Form 8-K

             1.    Reports on Form 8-K

                   The Company filed a Form 8-K on March 26, 1998, announcing the extension of Exchange Offer for Senior Notes.

                   The Company filed a Form 8-K on February 23, 1998, announcing Exchange Offer of Senior Notes.

                   The Company filed a Form 8-K on January 28, 1998, announcing financial results for the year ended December 31, 1997.

             2.    Other required exhibits - None

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         HAWTHORNE FINANCIAL CORPORATION




Dated May 13, 1998                                 /s/  NORMAN A. MORALES
                                                   -----------------------------
                                                   Norman A. Morales
                                                   Executive Vice President and
                                                   Chief Financial Officer



Dated May 13, 1998                                 /s/  JULIE A. MOODY
                                                   -----------------------------
                                                   Julie A. Moody
                                                   Vice President and
                                                   Controller