Form 10-Q
period 1998-06-30
HAWTHORNE FINANCIAL CORP
filed 1998-08-13
CIK 46267

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


                       For the quarter ended June 30, 1998


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

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

                                  Yes  X  No __

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: The Registrant had 5,187,596 shares of Common Stock, $0.01 par value per share outstanding, as of July 31, 1998.


================================================================================

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                                 FORM 10-Q INDEX

                       FOR THE QUARTER ENDED JUNE 30, 1998



                                           PART I - FINANCIAL INFORMATION                    Page
                                                                                             ----
ITEM 1.           Financial Statements

                  Consolidated Statements of Financial Condition
                  at June 30, 1998 and December 31, 1997                                        3

                  Consolidated Statements of Operations
                  for the Three Months and Six Months Ended June 30, 1998 and 1997              4

                  Consolidated Statement of Stockholders' Equity
                  for the Six Months Ended June 30, 1998                                        5

                  Consolidated Statements of Cash Flows
                  for the Three Months and Six Months Ended June 30, 1998 and 1997              6

                  Notes to Consolidated Financial Statements                                    8

ITEM 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                    10

ITEM 3.           Quantitative and Qualitative Disclosure About Market Risk                    31

                                             PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                                     32
ITEM 2.  Changes in Securities                                                                 32

ITEM 3.  Defaults upon Senior Securities                                                       32

ITEM 4.  Submission of Matters to a Vote of Security Holders                                   33

ITEM 5.  Other Information                                                                     33

ITEM 6.  Exhibits and Reports on Form 8-K                                                      33


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

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                  (DOLLARS ARE IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                  JUNE 30,            DECEMBER 31,
                                                                                    1998                  1997
                                                                                ------------          ------------
ASSETS

Cash and cash equivalents                                                        $    67,962             $  51,620
Investment securities available-for-sale, at market                                      595                   578
Loans receivable (net of allowance for estimated credit losses
  of $14,541 in 1998 and $13,274 in 1997)                                          1,093,316               838,251

Real estate owned (net of allowance for estimated losses
  of $12 in 1998 and $2,563 in 1997)                                                   3,791                 9,859
Investment in capital stock of Federal Home Loan Bank - at cost                       10,855                 7,213
Office property and equipment - at cost, net                                           6,259                 4,200
Accrued interest receivable                                                            7,071                 5,298
Deferred tax asset, net                                                                5,055                 6,820
Other assets                                                                           6,427                 4,358
                                                                                 -----------             ---------
                                                                                 $ 1,201,331             $ 928,197
                                                                                 ===========             =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
    Deposits                                                                     $   891,475             $ 799,501
    FHLB advances                                                                    215,000                40,000
    Senior notes                                                                      40,000                40,000
    Accounts payable and other liabilities                                             7,119                 6,377
                                                                                 -----------             ---------
                                                                                   1,153,594               885,878
Stockholders' equity
  Preferred stock - $0.01 par value; authorized 10,000,000 shares;
     none issued and outstanding                                                           -                     -
  Common stock - $0.01 par value; authorized, 20,000,000
     shares; issued and outstanding, 3,175,696 shares in 1998 and
     3,095,996 shares in 1997                                                             32                    31
  Capital in excess of par value - common stock                                       10,803                10,402
  Accumulated other comprehensive income - unrealized gain
     on available-for-sale securities, net                                                 5                     6
  Retained earnings                                                                   37,025                32,020
                                                                                 -----------             ---------
                                                                                      47,865                42,459

Less
  Treasury stock, at cost - 5,400 shares                                                 (48)                  (48)
  Loan to Employee Stock Ownership Plan                                                  (80)                  (92)
                                                                                 -----------             ---------
                                                                                      47,737                42,319
                                                                                 -----------             ---------
                                                                                 $ 1,201,331             $ 928,197
                                                                                 ===========             =========

See accompanying Notes to Consolidated Financial Statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                (amounts are in thousands, except per share data)


                                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                       JUNE 30,                        JUNE 30,
                                                             ------------------------------   ----------------------------
                                                                1998             1997             1998           1997
                                                             ------------    --------------   -------------   ------------
Interest revenues
    Loans, net of nonaccrual income                             $ 24,475          $ 17,175        $ 45,636       $ 32,681
    Cash and investment securities                                   622             1,573           1,455          3,074
                                                             ------------    --------------   -------------   ------------
        Total interest revenues                                   25,097            18,748          47,091         35,755
                                                             ------------    --------------   -------------   ------------

Interest costs
    Deposits                                                      11,374             9,386          22,111         18,278
    FHLB advances                                                  1,873               944           2,790          1,724
    Senior notes                                                   1,250               496           2,514            979
                                                             ------------    --------------   -------------   ------------
        Total interest costs                                      14,497            10,826          27,415         20,981
                                                             ------------    --------------   -------------   ------------

Net interest income                                               10,600             7,922          19,676         14,774
Provision for estimated credit losses on loans                     1,750             1,019           3,235          2,239
                                                             ------------    --------------   -------------   ------------
Net interest income after provision for credit losses              8,850             6,903          16,441         12,535

Noninterest revenues, net                                          1,452               832           2,165          1,551

Noninterest expenses
   General and administrative costs
     Employee                                                      3,388             2,543           6,625          5,312
     Operating                                                     1,681             1,121           3,306          2,302
     Occupancy                                                       988               743           1,851          1,497
     Professional                                                    503               354             833            702
     SAIF premium and OTS assessment                                 231               483             456            855
                                                             ------------    --------------   -------------   ------------
        Total general and administrative costs                     6,791             5,244          13,071         10,668

   (Income) loss from real estate owned, net                      (1,031)                2          (1,364)           262
                                                             ------------    --------------   -------------   ------------

        Total noninterest expenses                                 5,760             5,246          11,707         10,930
                                                             ------------    --------------   -------------   ------------

Net earnings before income taxes                                   4,542             2,489           6,899          3,156
Income tax provision (benefit)                                     1,370              (935)          1,894         (1,627)
                                                             ------------    --------------   -------------   ------------

Net earnings                                                     $ 3,172           $ 3,424         $ 5,005        $ 4,783
                                                             ============    ==============   =============   ============

Net earnings available for Common Stock (NOTE 3)                 $ 3,172           $ 2,815         $ 5,005        $ 3,565
                                                             ============    ==============   =============   ============

Basic earnings per share (NOTE 3)                                 $ 1.00            $ 1.02          $ 1.58         $ 1.31
                                                             ============    ==============   =============   ============

Diluted earnings per share (NOTE 3)                               $ 0.56            $ 0.57          $ 0.88         $ 0.73
                                                             ============    ==============   =============   ============

Weighted average basic shares outstanding (NOTE 3)                 3,168             2,767           3,163          2,692
                                                             ============    ==============   =============   ============

Weighted average diluted shares outstanding (NOTE 3)               5,663             4,959           5,672          4,876
                                                             ============    ==============   =============   ============


See accompanying Notes to Consolidated Financial Statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                           (dollars are in thousands)


                                                                         COMPREHENSIVE INCOME
                                                                       -------------------------
                                         BALANCE AT      EXERCISED      CHANGE IN                                 BALANCE AT
                                         DECEMBER 31,      STOCK       UNREALIZED       NET                        JUNE 30,
                                            1997          OPTIONS         GAINS       EARNINGS      REPAYMENTS       1998
                                        --------------  ------------   ------------  -----------   -----------    -----------
Common stock                                 $     31         $   1           $  -      $     -          $  -           $ 32
Capital in excess of par value
  Common stock                                 10,402           401              -            -             -         10,803
Accumulated other comprehensive income -
  unrealized gain on available-for-sale
  securities                                        6             -             (1)           -             -              5
Retained earnings                              32,020             -              -        5,005             -         37,025
Treasury stock                                    (48)            -              -            -             -            (48)
Loan to employee stock ownership plan             (92)            -              -            -            12            (80)
                                        --------------  ------------   ------------  -----------   -----------    -----------
Total stockholders' equity                   $ 42,319         $ 402           $ (1)     $ 5,005          $ 12       $ 47,737
                                        ==============  ============   ============  ===========   ===========    ===========


Comprehensive income                                                          $ (1)     $ 5,005                      $ 5,004
                                                                       ============  ===========                  ===========

See accompanying Notes to Consolidated Financial Statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (dollars are in thousands)

                                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                           JUNE 30,                      JUNE 30,
                                                                  ---------------------------   ---------------------------
                                                                      1998           1997           1998           1997
                                                                  ------------   ------------   ------------   ------------
NET CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                        $ 3,172        $ 3,424        $ 5,005        $ 4,783
  Adjustments
    Provision (benefit) for income taxes                                1,370           (935)         1,894         (1,627)
    Provision for estimated credit losses on loans                      1,750          1,019          3,235          2,239
    Provision for estimated credit losses on real
       estate owned                                                         -            481             15            761
    Net recoveries from sales of real estate owned                     (1,095)          (443)        (1,394)          (467)
    Loan fee and discount accretion                                    (1,589)          (918)        (2,953)        (1,823)
    Depreciation and amortization                                         376            459            777            904
    FHLB dividends                                                       (104)           (94)          (209)          (204)
   (Increase) decrease in:
        Accrued interest receivable                                      (870)        (1,822)        (1,815)        (1,742)
        Other assets                                                   (2,608)         1,329         (2,303)        (1,011)
    Decrease in other liabilities                                      (1,389)          (491)           742        (15,856)
    Other, net                                                             50              8            (25)           (35)
                                                                  ------------   ------------   ------------   ------------

  Net cash (used) provided by operating activities                       (937)         2,017          2,969        (14,078)
                                                                  ------------   ------------   ------------   ------------

NET CASH FLOWS FROM INVESTING ACTIVITIES
  Investment securities
      Purchases                                                            (9)          (553)           (17)       (40,553)
      Maturities                                                            -            795              -            795
      Sales proceeds                                                        -          2,414              -          2,414
  Loans
      New loans funded                                               (115,062)       (55,354)      (225,735)       (99,345)
      Construction disbursements                                     (106,791)       (29,159)      (168,342)       (47,109)
      Advances on lines of credit                                     (18,752)        (1,572)       (39,243)        (5,059)
      Payoffs                                                          86,070         51,787        148,540         80,981
      Principal amortization and paydowns                              10,411          3,648         26,828          7,984
      Other, net                                                          735         (2,909)         2,315         (1,684)
  Real estate owned
      Sale proceeds                                                     4,662         10,211          8,237         15,939
      Capitalized costs                                                  (325)        (1,636)          (578)        (3,892)
      Other, net                                                           (8)             -             51              -
  Purchase of FHLB stock                                               (3,433)             -         (3,433)             -
  Net change in office property and equipment                          (1,877)          (100)        (2,638)          (211)
                                                                  ------------   ------------   ------------   ------------

  Net cash used by investing activities                              (144,379)       (22,428)      (254,015)       (89,740)
                                                                  ------------   ------------   ------------   ------------

See accompanying Notes to Consolidated Financial Statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (dollars are in thousands)

                                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                           JUNE 30,                       JUNE 30,
                                                                  ---------------------------    ---------------------------
                                                                      1998           1997            1998           1997
                                                                  ------------   ------------    ------------   ------------
NET CASH FLOWS FROM FINANCING ACTIVITIES
    Deposit activity, net                                             $42,605        $46,276         $91,974        $36,580
    Net change in FHLB advances                                       110,000        (25,000)        175,000        (10,000)
    Net proceeds from exercise of options                                  33            109             402            251
    Collection of ESOP loan                                                 4              7              12             14
                                                                  ------------   ------------    ------------   ------------
    Net cash provided by financing activities                         152,642         21,392         267,388         26,845
                                                                  ------------   ------------    ------------   ------------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                          7,326            981          16,342        (76,973)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                               60,636         16,024          51,620         93,978
                                                                  ------------   ------------    ------------   ------------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                                   $ 67,962       $ 17,005        $ 67,962       $ 17,005
                                                                  ============   ============    ============   ============

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
     Cash paid during the period for
        Interest                                                     $ 15,780       $ 11,129        $ 26,982       $ 20,932
        Income taxes                                                      129             45              75            174

     Non-cash investing and financing activities
       Real estate acquired in settlement of loans                      1,305          6,827           3,075         13,546
       Loans originated to finance sales of real estate owned             358            355           1,970          2,547
       Net change in unrealized gains (losses) on
         available-for-sale securities                                     (1)           546              (1)          (151)

     Loan activity
       Total commitments and permanent fundings                     $ 246,428      $ 114,476       $ 439,404      $ 188,555
       Less:
           Change in undisbursed funds on construction
              commitments                                             (24,217)       (15,255)        (43,357)       (17,213)
           Loans originated to finance sales of real estate owned        (358)          (355)         (1,970)        (2,547)
           Non-cash portion of refinanced loans                             -              -               -         (6,300)
           Undisbursed portion of new lines of credit                       -        (14,353)              -        (16,041)
                                                                  ------------   ------------    ------------   ------------
       Net construction disbursements and loans funded              $ 221,853       $ 84,513       $ 394,077      $ 146,454
                                                                  ============   ============    ============   ============

See accompanying Notes to Consolidated Financial Statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998
      (AMOUNTS ARE IN THOUSANDS, EXCEPT FOR BOOK VALUE AND PER SHARE DATA)


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

         The consolidated financial statements include the accounts of Hawthorne Financial Corporation and its wholly-owned subsidiary, Hawthorne Savings, F.S.B. ("Bank"), which are collectively referred to herein as the "Company". All material intercompany transactions and accounts have been eliminated.

         In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1998 and December 31, 1997, and the results of its operations and its cash flows for the three and six months ended June 30, 1998 and 1997. Operating results for the three and six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 1998.

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

         In January 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement did not have a material impact on the Company's consolidated financial statements.

NOTE 2 - RECLASSIFICATION
         Certain amounts in the 1997 consolidated financial statements have been reclassified, where practicable, to conform with classifications in 1998.

NOTE 3 - BOOK VALUE AND EARNINGS PER SHARE

         The table below sets forth the Company's earnings per share calculations for the three and six months ended June 30, 1998 and 1997. The Diluted and Basic Methods were used for all four periods as prescribed under GAAP. In the table below, (1) Warrants refers to the warrants issued by the Company in December 1995, which have an exercise price of $2.25 per share and can be exercised beginning three years from the issue date and for a period of ten years thereafter, (2) Options refers to the outstanding stock options granted under the Company's stock option plans, and (3) Preferred Stock refers to the Cumulative Perpetual Preferred Stock issued by the Company in December 1995, and redeemed in December 1997, which carried an annual dividend equal to 18% of the face amount of the Preferred Stock.

         On July 10, 1998, the Company completed an offering of 2,012,500 of its common shares (which amount includes issuance of 262,500 shares representing exercise by the Company's underwriters of their over-allotment option) at a price of $15.00 per share, realizing net proceeds (after offering costs) of approximately $27.5 million. As an additional result of the completion of the Company's offering, the exercise price of the Company's Warrants was reduced to $2.128, and the number of shares of Common Stock purchasable upon the exercise of the Warrants was increased to 2,512,188.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998
      (AMOUNTS ARE IN THOUSANDS, EXCEPT FOR BOOK VALUE AND PER SHARE DATA)

NOTE 3 - BOOK VALUE AND EARNINGS PER SHARE - CONTINUED

                                                    THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                  --------------------------------       ---------------------------------
                                                       1998               1997                1998               1997
                                                  --------------     -------------       --------------     --------------
SHARES OUTSTANDING
   Basic                                                  3,168             2,767                3,163              2,692
   Warrants                                               2,376             2,376                2,376              2,376
   Options                                                  636               655                  646                661
   Less Treasury shares(1)                                 (517)             (839)                (513)              (853)
                                                  --------------     -------------       --------------     --------------
   Diluted                                                5,663             4,959                5,672              4,876
                                                  ==============     =============       ==============     ==============

STOCKHOLDERS' EQUITY
   Basic                                               $ 47,737          $ 39,671             $ 47,737           $ 39,671
   Warrants                                               5,346             5,346                5,346              5,346
   Options                                                4,629             3,443                4,629              3,443
   Less Treasury shares(1)                               (9,986)           (8,716)             (10,036)            (8,730)
                                                  --------------     -------------       --------------     --------------
   Diluted                                             $ 47,726          $ 39,744             $ 47,676           $ 39,730
                                                  ==============     =============       ==============     ==============

NET EARNINGS
   Net earnings for the period                          $ 3,172           $ 3,424              $ 5,005            $ 4,783
   Preferred stock dividends                                  -              (609)                   -             (1,218)
                                                  --------------     -------------       --------------     --------------
   Net earnings available for Common stock              $ 3,172           $ 2,815              $ 5,005            $ 3,565
                                                  ==============     =============       ==============     ==============

BASIC BOOK VALUE PER SHARE                              $ 15.07           $ 14.34              $ 15.09            $ 14.74
                                                  ==============     =============       ==============     ==============

BASIC EARNINGS PER SHARE                                 $ 1.00            $ 1.02               $ 1.58             $ 1.31
                                                  ==============     =============       ==============     ==============

DILUTED BOOK VALUE PER SHARE                             $ 8.43            $ 8.01               $ 8.41             $ 8.15
                                                  ==============     =============       ==============     ==============

DILUTED EARNINGS PER SHARE                               $ 0.56            $ 0.57               $ 0.88             $ 0.73
                                                  ==============     =============       ==============     ==============

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

          The Company earned $3.2 million, or $0.56 per diluted share, for the quarter ended June 30, 1998, which represented a 73% increase over the net earnings of $1.8 million, or $0.32 per diluted share, reported for the first quarter of 1998. Net earnings for the second quarter of 1997 were $3.4 million, or $0.57 per diluted share, which amount included an income tax benefit of $0.9 million. Comparably tax effected, net earnings for the second quarter of 1997 would have been $1.7 million, or $0.33 per diluted share. For the six months ended June 30, 1998, net earnings were $5.0 million, or $0.88 per diluted share, as compared with net earnings of $4.8 million, or $0.73 per diluted share for the same period in 1997, which amount included an income tax benefit of $1.6 million. Comparably tax effected, net earnings for the first six months of 1997 would have been $2.3 million, or $0.44 per diluted share.

CORE BUSINESS ACTIVITY

         The Company originates real estate-secured loans throughout Southern California, generally consisting of permanent loans collateralized by very large homes and unique estates, permanent and construction loans secured by multi-family residential and commercial real estate, and loans for the construction of individual and tracts of single family residential homes and the acquisition and development of land for the construction of such homes. The Company funds its loans predominately with retail deposits and, to a lesser extent, advances from the Federal Home Loan Bank of San Francisco ("FHLB"). The interest spreads earned from this core business generally exceed the interest spreads available on typical real estate-secured financings within the Company's market area.

         The Company's consolidated capital structure has changed significantly during the past three years, initially as a result of its recapitalization in December 1995, and then again in December 1997, due to its successful refinancing of the securities issued in the 1995 recapitalization. Finally, in July 1998, the Company successfully completed an offering of approximately 2.0 million of its common shares, which raised approximately $27.5 million of net proceeds. In addition to these positive changes to the Company's capital structure, the Company returned to taxable status during the first quarter of 1998, following several years in which it recorded substantial income tax benefits from utilization of accumulated operating loss carryforwards. Together, these factors make meaningful comparisons of consolidated operating results, and related per share amounts, between the 1998 and 1997 periods somewhat difficult.

         Because of the significant changes to the Company's capital structure and taxable status, management believes that pretax core earnings are the most relevant measure of the Company's underlying operating and earnings performance. Core earnings are earnings before interest on parent company debt, income taxes, real estate operations and non-operating items. For the second quarter of 1998, core earnings were $4.8 million, nearly 50% greater than the $3.3 million of core earnings produced during the first quarter of 1998, and nearly 60% greater than the earnings of $3.0 million generated during the second quarter of 1997. For the six months ended June 30, 1998, core earnings were $8.1 million, more than 80% greater than the core earnings of $4.4 million realized during the first six months of 1997.

         The table below isolates the principal components of the Company's core and net earnings for the periods indicated (dollars are in thousands).

                                                             THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                                           ---------------------------------      ----------------------------------
                                                                1998               1997                 1998               1997
                                                           --------------     --------------      ---------------    ---------------
Net interest income                                             $ 11,850            $ 8,418             $ 22,190           $ 15,753
Provision for credit losses                                        1,750              1,019                3,235              2,239
                                                           --------------     --------------      ---------------    ---------------

Net interest income after provision for credit losses             10,100              7,399               18,955             13,514
Noninterest revenues                                               1,460                832                2,169              1,564
General and administrative costs                                   6,791              5,244               13,071             10,668
                                                           --------------     --------------      ---------------    ---------------

CORE EARNINGS                                                      4,769              2,987                8,053              4,410

Other items
   Real estate owned, net                                          1,031                 (2)               1,364               (262)
   Other, net                                                         (8)                 -                   (4)               (13)
   Interest on senior notes                                       (1,250)              (496)              (2,514)              (979)
                                                           --------------     --------------      ---------------    ---------------
                                                                    (227)              (498)              (1,154)            (1,254)
                                                           --------------     --------------      ---------------    ---------------

PRETAX EARNINGS                                                    4,542              2,489                6,899              3,156
Income tax provision (benefit)                                     1,370               (935)               1,894             (1,627)
                                                           --------------     --------------      ---------------    ---------------
NET EARNINGS                                                     $ 3,172            $ 3,424              $ 5,005            $ 4,783
                                                           ==============     ==============      ===============    ===============


         The growth in earning assets results directly from the continuing successful expansion of the Company's financing businesses. During the second quarter of 1998, the Company generated net new permanent and construction loan commitments of $246.4 million which, net of repayments and undisbursed funds, produced net growth of $142.7 million in the Company's retained loan portfolio during the quarter, an annualized rate of 60%. For the six months ended June 30, 1998, net new loan commitments totaled $439.4 million which, net of repayments and undisbursed funds, produced net growth of $255.0 million in the Company's retained loan portfolio during the first six months of 1998, an annualized rate of 61%. By comparison, the Company recorded net new loan commitments of $114.5 million and $188.6 million for the three and six months ended June 30, 1997, respectively, and net growth in the Company's retained loan portfolio approximated $55.0 million during the first six months of 1997.

         The Company's mix of financings, and its willingness and ability to provide customers with tailored terms and highly-efficient transaction execution when necessary, contributes to its ability to produce relatively higher yields on the incremental growth in its loan portfolio. Concurrently, the Company has been successful in keeping its funding costs (excluding interest on parent company debt) virtually unchanged during the past several quarters. As a result, during the second quarter of 1998, the Company's interest margin (before interest on parent company debt and loan loss provisions) continued its steady improvement, reaching 4.42% as compared with its interest margin of 4.34% realized during the first quarter of 1998, and increasing 40 basis points over the Company's interest margin of 4.02% realized during the second quarter of 1997. For the six months ended June 30, 1998, the Company's interest margin was 4.38%, as compared with its interest margin of 3.86% realized during the first half of 1997, an improvement of 52 basis points or 13%.

         Nonperforming assets ("NPAs"), which consist of the carrying value of properties acquired through foreclosure and loan principal delinquent 90 days or greater, stood at $20.4 million at June 30, 1998, down from their level of $20.7 million at December 31, 1997. Since December 31, 1997, the Company's real estate owned portfolio has been reduced to $3.8 million (19% of NPAs) from $9.9 million (48% of NPAs) due to sales of individual properties in the ordinary course of business. The Company continues to experience very modest levels of foreclosures of its collateral securing delinquent loans, with most such loans being cured by borrowers with no concessions offered by the Company.

 As previously reported, in mid-1997 the Company commenced a series of initiatives intended to enhance its management depth, to convert its technology platform from an outsourced, host-based system to an in-house, client server-based system, and to design and implement a plan to ensure Year 2000 compliance. These and related initiatives were expected to increase the Company's general and administrative costs during 1998 by about 15% as compared with 1997. During the three-and-six months ended June 30, 1998, general and administrative costs were $6.8 million and $13.1 million, respectively, as compared with general and administrative costs of $5.2 million and $10.7 million, respectively, for the corresponding periods during 1997. The actual 23% growth rate in general and administrative expenses for the first six months of 1998, as compared with the same period in 1997, reflects the initiatives described above plus additional compensation costs attributable to the Company's financial performance during the first half of 1998.

INCOME TAXES

         During the three-and-six months ended June 30, 1998, the Company's effective tax rate was 30.2% and 27.5%, respectively. During the corresponding periods of 1997, the Company recorded income tax benefits of $0.9 million and $1.6 million, respectively. During the past several years, the Company has benefited from utilization of income tax benefits, principally tax loss carryforwards, accumulated during the early 1990s. The Company expects that these accumulated benefits will be fully utilized during 1998.

PARENT COMPANY ITEMS

         The Company's capital structure has changed significantly during the past three years. The Company's issues of Preferred Stock ($13.5 million face amount) and Senior Notes, due 2000 ($13.5 million face amount), issued in December 1995 in connection with a recapitalization of the Company and the Bank, were repaid in full in December 1997 with the proceeds from a single, $40 million issue of Senior Notes, due 2004, which carry a coupon interest rate of 12.50% and an effective cost of approximately 13.40% (after including the effect of issue cost amortization). Through June 30, 1998, the Company had contributed substantially all of the proceeds from its current Senior Notes issue to the Bank, which has permitted the Bank to support its recent asset growth while maintaining core and risk-based capital ratios well above the regulatory ratios which define a well-capitalized institution.

         In July 1998, the Company completed an offering of approximately 2.0 million of its common shares (which amount includes issuance of approximately 262,000 shares representing exercise by the Company's underwriters of their over-allotment option), realizing net proceeds (after offering costs) of approximately $27.5 million. The Company expects to contribute the majority of the net proceeds from the offering to the Bank, as may be necessary over time, to support the Bank's future asset growth while preserving the Bank's status as a well-capitalized institution.

         At June 30, 1998, the Bank maintained core and risk-based capital ratios of 7.09% and 11.14%, respectively, which compared favorably to the well-capitalized regulatory thresholds of 5.00% and 10.00%, respectively.


RESULTS OF OPERATIONS

NET INTEREST INCOME

         The operations of the Company are substantially dependent on its net interest income, which is the difference between the interest income received from its interest-earning assets and the interest expense paid on its interest-bearing liabilities. The Company's net interest margin is its net interest income divided by its average interest-earning assets. These percentage measures are affected by several factors, including (1) the level of, and the relationship between, the dollar amount of interest-earning assets and interest-bearing liabilities, (2) the relationship between repricing or maturity of the Company's adjustable-rate and fixed-rate loans and short-term investment securities and its deposits and borrowings and (3) the magnitude of the Company's nonaccrual loans and real estate owned ("REO").

         The following tables set forth the Company's average balance sheets, and the related weighted average yields and costs on average interest-earning assets (inclusive of nonaccrual loans) and interest-bearing liabilities, for the three and six months ended June 30, 1998 and 1997. In the tables, interest revenues are net of interest associated with nonaccrual loans (dollars are in thousands).

                                                                              THREE MONTHS ENDED
                                            -------------------------------------------------------------------------------------
                                                         JUNE 30, 1998                                JUNE 30, 1997
                                            ---------------------------------------    ------------------------------------------
                                                                          WEIGHTED                                     WEIGHTED
                                              AVERAGE      REVENUES/       AVERAGE       AVERAGE       REVENUES/       AVERAGE
                                              BALANCE        COSTS       YIELD/COST      BALANCE         COSTS        YIELD/COST
                                            -----------    ---------     ----------    -----------    -----------    ------------
ASSETS
Interest-earning assets
   Loans(1)(2)                              $ 1,024,202    $ 24,475           9.56%      $ 733,239      $ 17,175          9.37%
   Cash and cash equivalents                     38,782         509           5.25          19,399           255          5.26
   Investment securities                            587           9           6.13          77,402         1,224          6.33
   Investment in capital stock of
     Federal Home Loan Bank                       7,733         104           5.38           6,948            94          5.41
                                            ------------   ---------                   -----------    -----------
     Total interest-earning assets            1,071,304      25,097           9.37         836,988        18,748          8.96
                                                           ---------     ---------                    -----------    -----------
Noninterest-earning assets                       10,983                                     23,022
                                            ------------                               -----------
Total assets                                $ 1,082,287                                  $ 860,010
                                            ============                               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
   Deposits                                   $ 860,761      11,374           5.30       $ 726,201         9,386          5.18
   FHLB Advances                                133,928       1,873           5.61          62,365           944          6.07
   Senior notes(3)                               40,000       1,250          12.53          12,446           496         15.94
                                            ------------   ---------                   ------------   -----------
     Total interest-bearing liabilities       1,034,689      14,497           5.62         801,012        10,826          5.42
                                                           ---------     ---------                    -----------    -----------

Noninterest-bearing liabilities                   1,325                                     11,694
Stockholders' equity                             46,273                                     47,304
                                            ------------                               ------------
Total liabilities & stockholders' equity    $ 1,082,287                                  $ 860,010
                                            ============                               ============
Net interest income                                        $ 10,600                                      $ 7,922
                                                           =========                                  ===========

Interest rate spread                                                          3.75%                                       3.54%
                                                                         =========                                   ===========
Net interest margin                                                           3.96%                                       3.79%
                                                                         =========                                   ===========
Net interest margin excluding senior notes                                    4.42%                                       4.02%
                                                                         =========                                   ===========

----------
         (1) Includes nonaccrual loans of $22.9 million and $19.9 million for the three months ended June 30, 1998 and June 30, 1997, respectively.
         (2) Includes amortization of loan fees and discounts of $1.5 million and $0.9 million for the three months ended June 30, 1998 and June 30, 1997, respectively.
         (3) Excludes issue cost amortization of $92,000 and $58,000 for the three months ended June 30, 1998 and June 30, 1997, respectively.

                                                                            SIX MONTHS ENDED
                                            -------------------------------------------------------------------------------------
                                                         JUNE 30, 1998                                JUNE 30, 1997
                                            ---------------------------------------    ------------------------------------------
                                                                          WEIGHTED                                     WEIGHTED
                                              AVERAGE      REVENUES/       AVERAGE       AVERAGE       REVENUES/       AVERAGE
                                              BALANCE        COSTS       YIELD/COST      BALANCE         COSTS        YIELD/COST
                                            -----------    ---------     ----------    -----------    -----------    ------------
ASSETS
Interest-earning assets
   Loans(1)(2)                              $   958,131    $ 45,636            9.53%     $ 708,458      $ 32,681           9.23%
   Cash and cash equivalents                     46,144       1,229            5.33         38,956           989           5.08
   Investment securities                            581          17            5.85         61,303         1,881           6.14
   Investment in capital stock of
     Federal Home Loan Bank                       7,492         209            5.58          6,898           204           5.91
                                            ------------   ---------                     ----------     ---------
     Total interest-earning assets            1,012,348      47,091            9.30        815,615        35,755           8.77
                                                           ---------     -----------                    ---------    -----------
Noninterest-earning assets                       17,479                                     29,616
                                            ------------                                 ----------
Total assets                                $ 1,029,827                                  $ 845,231
                                            ============                                 ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
   Deposits                                 $   839,945      22,111            5.31      $ 716,031        18,278           5.15
   FHLB Advances                                 98,958       2,790            5.69         57,150         1,724           6.08
   Senior notes(3)                               40,000       2,514           12.67         12,395           979          15.93
                                            ------------   ---------                     ----------     ---------
     Total interest-bearing liabilities         978,903      27,415            5.65        785,576        20,981           5.40
                                                           ---------     -----------                    ---------    ------------

Noninterest-bearing liabilities                   6,297                                     14,302
Stockholders' equity                             44,627                                     45,353
                                            ------------                                 ----------
Total liabilities & stockholders' equity    $ 1,029,827                                  $ 845,231
                                            ============                                 ==========
Net interest income                                        $ 19,676                                     $ 14,774
                                                           =========                                    =========

Interest rate spread                                                          3.65%                                       3.37%
                                                                         ==========                                  ==========
Net interest margin                                                           3.89%                                       3.62%
                                                                         ==========                                  ==========
Net interest margin excluding senior notes                                    4.38%                                       3.86%
                                                                         ==========                                  ==========

----------

         (1) Includes nonaccrual loans of $22.2 million and $24.4 million for the six months ended June 30, 1998 and June 30, 1997, respectively.
         (2) Includes amortization of loan fees and discounts of $2.9 million and $1.8 million for the six months ended June 30, 1998 and June 30, 1997, respectively.
         (3) Excludes issue cost amortization of $183,000 and $117,000 for the six months ended June 30, 1998 and June 30, 1997, respectively.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

         The following tables present the dollar amount of changes in interest revenues and interest costs attributable to changes in the balances of interest-earning assets and interest-bearing liabilities, and changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume (i.e., changes in volume multiplied by old rate), (ii) changes in rate (i.e., changes in rate multiplied by old volume) and (iii) changes attributable to both rate and volume (dollars are in thousands).

                                                              THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                                                INCREASE (DECREASE) DUE TO CHANGE IN
                                                   ----------------------------------------------------------------
                                                                                       RATE AND            NET
                                                     VOLUME             RATE            VOLUME           CHANGE
                                                   ------------     -------------     ------------     ------------
INTEREST REVENUES
   Loans                                               $ 6,815             $ 347            $ 138          $ 7,300
   Cash and cash equivalents                               264                (5)              (5)             254
   Investment securities                                (1,215)              (37)              37           (1,215)
   Investment in capital stock of
     Federal Home Loan Bank                                 11                (1)               -               10
                                                   ------------     -------------     ------------     ------------
                                                         5,875               304              170            6,349
                                                   ------------     -------------     ------------     ------------

INTEREST COSTS
   Deposits                                              1,739               210               39            1,988
   FHLB Advances                                         1,083               (72)             (82)             929
   Senior notes                                          1,098              (107)            (237)             754
                                                   ------------     -------------     ------------     ------------
                                                         3,920                31             (280)           3,671
                                                   ------------     -------------     ------------     ------------

INCREASE IN NET INTEREST INCOME                        $ 1,955             $ 273            $ 450          $ 2,678
                                                   ============     =============     ============     ============


                                                               SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                                                INCREASE (DECREASE) DUE TO CHANGE IN
                                                   ----------------------------------------------------------------
                                                                                       RATE AND            NET
                                                     VOLUME             RATE            VOLUME           CHANGE
                                                   ------------     -------------     ------------     ------------
INTEREST REVENUES
   Loans                                              $ 11,517           $ 1,063            $ 375         $ 12,955
   Cash and cash equivalents                               191                41                8              240
   Investment securities                                (1,863)              (87)              86           (1,864)
   Investment in capital stock of
     Federal Home Loan Bank                                 11                (6)               -                5
                                                   ------------     -------------     ------------     ------------
                                                         9,856             1,011              469           11,336
                                                   ------------     -------------     ------------     ------------

INTEREST COSTS
   Deposits                                              3,163               571               99            3,833
   FHLB Advances                                         1,261              (113)             (82)           1,066
   Senior notes                                          2,180              (200)            (445)           1,535
                                                   ------------     -------------     ------------     ------------
                                                         6,604               258             (428)           6,434
                                                   ------------     -------------     ------------     ------------

INCREASE IN NET INTEREST INCOME                        $ 3,252             $ 753            $ 897          $ 4,902
                                                   ============     =============     ============     ============

         The Company's interest income (net of interest due on nonaccrual loans) increased by $11.3 million or 31.7% during the first six months of 1998 as compared to the same period in 1997. This increase was primarily attributable to increases in the average balance of loans outstanding and, to a lesser extent, increases in the weighted average yield earned thereon.

         The increase in interest income during the first six months of 1998 was partially offset by a $6.4 million, or 30.7%, increase in interest expense, as compared to the same period in the prior year, which was primarily due to an increase in the average balances of the Company's deposits and borrowings and to a lesser extent, increases in the weighted average rate paid on the Company's deposits.

         As a result of the foregoing, the Company's net interest income increased by $4.9 million, or 33.2%, from $14.8 million during the first six months of 1997 to $19.7 million during the comparable period in 1998, and the Company's net interest margin (net interest income divided by average interest-earning assets) increased by 27 basis points, or 7.5%, from 3.62% to 3.89% during the same respective periods.

PROVISIONS FOR POSSIBLE CREDIT LOSSES ON LOANS

         For the three and six months ended June 30, 1998, the Company recorded provisions for possible credit losses on loans of $1.8 million and $3.2 million, respectively, compared with provisions for credit losses of $1.0 million and $2.2 million, recorded during the three and six months ended June 30, 1997, respectively. The increases in the level of provisioning for the three and six months ended June 30, 1998, as compared to the same periods in 1997, reflects the Company's efforts to maintain adequate levels of loan reserves given the continuing successful expansion of the Company's financing business and growing loan portfolio. The Company has established internal guidelines for loan loss reserves which consider the composition and size of the loan portfolio, as well as the composition and amount of its nonperforming loans. At June 30, 1998, the Company's allowance for credit losses amounted to $14.5 million, of which $10.7 million was general reserves.

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

NONINTEREST REVENUES

         The table below sets forth information concerning the Company's noninterest revenues for the periods indicated (dollars are in thousands).

                                        THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                    -------------------------------------   --------------------------------------
                                       1998         1997        CHANGE         1998         1997        CHANGE
                                    -----------  -----------  -----------   -----------  -----------  ------------
   Loan related fees                   $ 1,273        $ 654        $ 619       $ 1,731      $ 1,120         $ 611
   Other                                   179          178            1           434          431             3
                                    -----------  -----------  -----------   -----------  -----------  ------------
                                       $ 1,452        $ 832        $ 620       $ 2,165      $ 1,551         $ 614
                                    ===========  ===========  ===========   ===========  ===========  ============


         Loan related fee revenues consist of prepayment, extension, modification, escrow and exit fees collected from customers.

NONINTEREST EXPENSES - GENERAL AND ADMINISTRATIVE COSTS

         The table below details the Company's general and administrative costs for the periods indicated (dollars are in thousands).

                                        THREE MONTHS ENDED JUNE 30,                       SIX MONTHS ENDED JUNE 30,
                              --------------------------------------------     -------------------------------------------
                                  1998           1997           CHANGE            1998            1997          CHANGE
                              -------------   ------------   -------------     ------------    ------------   ------------
Employee                           $ 3,388        $ 2,543           $ 845          $ 6,625         $ 5,312        $ 1,313
Operating                            1,681          1,121             560            3,306           2,302          1,004
Occupancy                              988            743             245            1,851           1,497            354
Professional                           503            354             149              833             702            131
SAIF insurance premium
  and OTS assessment                   231            483            (252)             456             855           (399)
                              -------------   ------------   -------------     ------------    ------------   ------------
                                   $ 6,791        $ 5,244         $ 1,547         $ 13,071        $ 10,668        $ 2,403
                              =============   ============   =============     ============    ============   ============

         During the last half of 1997 and continuing into mid 1998, the Company increased its lending staff, including retaining new senior managers for each of its primary financing groups, in response to the substantial growth in the volume of new business generated since the third quarter of 1997. During this period, the Company has also hired personnel to prepare for, and to implement, new computer-based systems during 1998. The cost of these personnel caused employee-related costs to increase by 25% during the first six months of 1998 as compared with the same period in 1997, which amount is also inclusive of additional compensation costs attributable to the Company's financial performance during the period.

         The Company has also experienced an increase in operating costs primarily as a result of its efforts related to the ongoing computer systems conversions and expenditures related to its focused efforts to expand the Company's retail banking presence.

NONINTEREST EXPENSES - REAL ESTATE OWNED

         The table below sets forth the revenues and costs attributable to the Company's REO for the periods indicated. The compensatory and legal costs directly associated with the Company's property management and disposal operations are included in the table above in NONINTEREST EXPENSES - GENERAL AND ADMINISTRATIVE COSTS (dollars are in thousands).

                                                       THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                               ----------------------------------------    ---------------------------------------
                                                  1998          1997         CHANGE           1998          1997         CHANGE
                                               ------------  -----------   ------------    ------------  -----------   -----------
EXPENSES ASSOCIATED WITH
  REAL ESTATE OWNED
       Property taxes                             $      -       $   21       $    (21)       $      3       $   42         $ (39)
       Repairs, maintenance
          and renovation                                23           17              6              38           31             7
       Insurance                                        11           36            (25)             41           79           (38)
                                               ------------  -----------   ------------    ------------  -----------   -----------
           Total                                        34           74            (40)             82          152           (70)

NET RECOVERIES FROM SALE OF PROPERTIES              (1,095)        (443)          (652)         (1,394)        (467)         (927)
PROPERTY OPERATIONS, NET                                30         (110)           140             (67)        (184)          117
PROVISION FOR ESTIMATED LOSSES
   ON REAL ESTATE OWNED                                   -         481           (481)             15          761          (746)
                                               ------------  -----------   ------------    ------------  -----------   -----------
(INCOME) LOSS FROM REAL ESTATE
   OWNED, NET                                     $ (1,031)      $    2       $ (1,033)       $ (1,364)      $  262      $ (1,626)
                                               ============  ===========   ============    ============  ===========   ===========


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

INCOME TAXES

         The Company recorded income tax provisions of $1.4 million and $1.9 million for the three and six months ended June 30, 1998, respectively, as compared to tax benefits of $0.9 million and $1.6 million, recorded during the same periods in 1997. The effective tax rate has been reduced to 30.2% and 27.5% for the three and six months ended June 30, 1998 to reflect the benefit of the reduction of deferred tax valuation allowance previously established. At June 30, 1998, the Company had approximately $1.5 million of accumulated income tax benefits, consisting primarily of net operating loss carryforwards and future tax deductions which had not been recognized for financial statement purposes and which are available to be utilized to shield future earnings from income taxes, both for financial reporting and income tax reporting purposes. The recognition of these accumulated income tax benefits is subject to limitations under GAAP and for regulatory capital purposes. The primary factor affecting the timing and magnitude of recognition of these accumulated income tax benefits is the current and future profitability of the Company. Additionally, no more than 10% of the Bank's regulatory capital can be represented by a deferred tax asset created pursuant to anticipated future utilization of an institution's income tax benefits. Should the Company cease to be profitable, or should the Company record substantial operating losses in the future, all or a portion of the deferred tax asset established to date may need to be reversed.

FINANCIAL CONDITION, CAPITAL RESOURCES & LIQUIDITY AND ASSET QUALITY

ASSETS

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents at June 30, 1998 and at December 31, 1997 consisted of the following (dollars are in thousands).

                                                                 JUNE 30,            DECEMBER 31,
                                                                   1998                  1997
                                                               --------------       ---------------
Cash                                                                $ 67,962               $ 9,520
Federal funds sold                                                         -                42,100
                                                               --------------       ---------------

                                                                    $ 67,962              $ 51,620
                                                               ==============       ===============


INVESTMENT SECURITIES

         The table below summarizes the cost basis and estimated fair value of investment securities available-for-sale at June 30, 1998 and at December 31, 1997 (dollars are in thousands).

                                                                GROSS UNREALIZED           ESTIMATED
                                             AMORTIZED      --------------------------       FAIR
                                               COST           GAINS          LOSSES          VALUE
                                           --------------   -----------    -----------   --------------
MUTUAL FUND

June 30, 1998                                      $ 590             5              -            $ 595

December 31, 1997                                  $ 572             6              -            $ 578


         Investment securities with both a cost basis and an estimated fair value of $0.6 million at June 30, 1998, had a weighted average yield of 6.39%, and were due in less than one year.

LOANS  RECEIVABLE

GENERAL

         The Company's loan portfolio consists almost exclusively of loans secured by real estate located in Southern California. The table below sets forth the composition of the Company's loan portfolio as of the dates indicated (dollars are in thousands).

                                                 JUNE 30, 1998                       DECEMBER 31, 1997
                                        ----------------------------------    -------------------------------
                                            BALANCE           PERCENT            BALANCE          PERCENT
                                        ----------------   ---------------    --------------    -------------
   SINGLE FAMILY
     Estate(1)                                $ 255,357             20.1%         $ 173,764            18.0%
     Conventional                               214,501             16.9            222,865            23.0
   INCOME PROPERTY
     Multi-family                               242,101             19.1            225,738            23.2
     Commercial real estate                     167,242             13.2            111,893            11.6
     Construction                                37,307              2.9              7,310             0.8
   LAND                                          72,635              5.7             39,475             4.1
   SINGLE FAMILY CONSTRUCTION
     Individual residences                      188,324             14.8            107,989            11.2
     Tract development                           65,666              5.2             68,653             7.1
   OTHER                                         26,905              2.1              9,698             1.0
                                        ----------------   ---------------    --------------    -------------
   GROSS LOANS RECEIVABLE(2)                  1,270,038            100.0%           967,385           100.0%
                                                           ===============                      =============

   LESS
     Undisbursed loan funds                    (155,725)                           (108,683)
     Deferred loan fees and
       credits, net                              (6,456)                             (7,177)
     Reserves                                   (14,541)                            (13,274)
                                        ----------------                      --------------
   NET LOANS RECEIVABLE                     $ 1,093,316                           $ 838,251
                                        ================                      ==============

----------
         (1) Generally defined as individual loans with principal balances of more than $1.0 million originated since 1994.
         (2) Gross loans receivable includes outstanding balance plus undisbursed construction commitments.

 The table below sets forth the approximate composition of the Company's gross new loan commitments, net of internal refinances, for the periods indicated in dollars and as a percentage of total loans originated (dollars are in thousands).

                                                      THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                         JUNE 30,1998                          JUNE 30, 1998
                                               ---------------------------------     -----------------------------
          TYPE OF SECURITY                         AMOUNT               %                AMOUNT               %
-------------------------------------          ---------------    --------------     ---------------    ----------
   SINGLE FAMILY
     Estate                                      $  56,281            22.8%             $ 113,250          25.8%
     Conventional                                    7,934             3.2                 12,848           2.9
   INCOME PROPERTY
     Multi-family                                   16,170             6.6                 29,931           6.8
     Commercial real estate                         38,050            15.4                 61,550          14.0
     Construction                                   35,076            14.2                 36,811           8.4
   LAND                                             18,808             7.6                 40,072           9.1
   SINGLE FAMILY CONSTRUCTION
     Individual residences                          53,077            21.5                106,841          24.3
     Tract development                              17,032             6.9                 27,249           6.2
   OTHER                                             4,000             1.6                 10,852           2.5
                                               ---------------    --------------     ---------------    ----------
                                                 $ 246,428           100.0%             $ 439,404         100.0%
                                               ===============    ==============     ===============    ==========


ASSET QUALITY

NONACCRUAL AND TROUBLED DEBT RESTRUCTURED LOANS

         The Company places loans on nonaccrual status when (1) they become 30 or more days delinquent or (2) management believes that, with respect to performing loans, continued collection of principal and interest from the borrower is not reasonably assured.

         The following table provides information regarding the Company's nonaccrual loans as of the dates indicated (dollars are in thousands).

                                                                               JUNE 30,        DECEMBER 31,
                                                                                 1998              1997
                                                                            ---------------   ---------------
Loans past due 90 days or more                                                    $ 16,639          $ 10,793
Loans past due 30-89 days                                                            6,170             4,435
Other nonaccrual loans                                                                   -               168
                                                                            ---------------   ---------------
Total(1)                                                                          $ 22,809          $ 15,396
                                                                            ===============   ===============

Reserves to loans past due 90 days or more                                            87.4%            123.0%
Reserves to total nonaccrual loans                                                    63.8%             86.2%

----------
         (1) Includes $3.5 million and $0.5 million of troubled debt restructured loans ("TDRs") at June 30, 1998 and December 31, 1997, respectively. Excludes $30.6 million and $29.1 million of TDRs which were performing in accordance with their modified terms at June 30, 1998 and December 31, 1997, respectively.

 Although management of the Company has successfully reduced its nonperforming assets in recent years, the real estate markets and the overall economy in its market area are likely to be significant determinants of the quality of the Company's assets in the future periods and, thus, its financial condition and results of operations. The Company's financial condition and results of operations may also be adversely affected to the extent the Company's newly originated loans experience asset quality problems. In addition, in the view of the relatively large size of many of the Company's loans, the movement of even a few loans into the nonperforming category could have a material impact on the Company's asset quality ratios and adversely affect its results of operations.

CLASSIFIED ASSETS

         The table below sets forth information concerning the Company's classified assets at the dates indicated. Classified assets include REO, delinquent loans and performing loans which have been adversely classified pursuant to OTS regulations and guidelines ("Performing/Classified" loans) (dollars are in thousands).

                                                                  JUNE 30,        DECEMBER 31,
                                                                    1998              1997
                                                               ---------------   ---------------
Real estate owned, net                                                $ 3,791           $ 9,859
Nonperforming loans(1)                                                 16,639            10,793
                                                               ---------------   ---------------
GROSS NONPERFORMING ASSETS                                             20,430            20,652
Other delinquent loans(2)                                               6,170             4,435
Performing loans classified loss,
  doubtful and substandard(3)                                          45,329            36,013
                                                               ---------------   ---------------

GROSS CLASSIFIED ASSETS                                              $ 71,929          $ 61,100
                                                               ===============   ===============

CLASSIFIED LOANS(4)                                                  $ 68,138          $ 51,241
                                                               ===============   ===============

LOANS RECEIVABLE(5)                                               $ 1,107,857         $ 851,525
                                                               ===============   ===============

RESERVES ON LOANS
    Specific                                                          $ 3,834           $ 3,878
    General                                                            10,707             9,396
                                                               ---------------   ---------------
                                                                     $ 14,541          $ 13,274
                                                               ===============   ===============

Total reserves to loans receivable                                        1.3%              1.6%
Total reserves to classified loans                                       21.3%             25.9%
Total reserves to nonperforming loans                                    87.4%            123.0%
Gross  nonperforming assets to total assets                               1.7%              2.2%

----------
         (1) LOANS 90 DAYS OR MORE DELINQUENT. ALL SUCH LOANS ARE ON NONACCRUAL STATUS.
         (2) LOANS 30 TO 89 DAYS DELINQUENT. ALL SUCH LOANS ARE ON NONACCRUAL STATUS.
         (3) INCLUDES $0.2 MILLION OF PERFORMING LOANS ON NONACCRUAL STATUS AT DECEMBER 31, 1997.
         (4) INCLUDES $22.8 MILLION AND $15.4 MILLION OF NONACCRUAL LOANS AT JUNE 30, 1998, AND AT DECEMBER 31, 1997, RESPECTIVELY.
         (5)      LOANS RECEIVABLE ARE EXCLUSIVE OF THE ALLOWANCE FOR CREDIT
                  LOSSES.

         The carrying value of NPA (i.e., real estate owned and loans 90 days or more delinquent) decreased to $20.4 million, or 1.7% of total assets, at June 30, 1998, from $20.7 million, or 2.2% of total assets, at December 31, 1997.

         The table below sets forth information concerning the Company's total classified loans as of June 30, 1998 (dollars are in thousands).

                                                             CLASSIFIED LOANS
                                        -------------------------------------------------------
                                                                    OTHER          PERFORMING
                                        NONPERFORMING(1)       DELINQUENCIES(2)       LOANS           TOTAL
                                        ----------------      -----------------  --------------   ------------
   SINGLE FAMILY
     Estate                                    $ 11,235                    $ -      $ 26,339         $ 37,574
     Conventional                                 3,500                  2,072        11,873           17,445
   INCOME PROPERTY
     Multi-family                                   896                      -           788            1,684
     Commercial real estate                           -                  2,000             -            2,000
   LAND                                              43                      -             -               43
   SINGLE FAMILY CONSTRUCTION
     Individual residences                          965                  2,098           973            4,036
     Tract development                                -                      -         4,332            4,332
   OTHER                                              -                      -         1,024            1,024
                                        ----------------      -----------------  ------------     ------------
                              Total            $ 16,639                $ 6,170      $ 45,329         $ 68,138
                                        ================      =================  ============     ============

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

         The table below sets forth the general and specific reserves for the Company's loan and REO portfolios as of June 30, 1998 (dollars are in thousands).

                                                               LOANS
                                                    -----------------------------    REAL ESTATE
                                                    PERFORMING       DELINQUENT         OWNED            TOTAL
                                                    ------------    -------------   ---------------   -------------
Specific reserves                                       $ 2,678          $ 1,156              $ 12         $ 3,846
General reserves                                         10,450              257                 -          10,707
                                                    ------------    -------------   ---------------   -------------
Total                                                  $ 13,128          $ 1,413              $ 12        $ 14,553
                                                    ============    =============   ===============   =============

PERCENTAGES
% of total reserves to gross investment                     1.2%             6.2%              0.3%            1.3%
% of general reserves to gross investment                   1.0%             1.1%              0.0%            1.0%


         The table below summarizes the activity of the Company's reserves for the periods indicated (dollars are in thousands).

                                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                JUNE 30,                           JUNE 30,
                                                      ------------------------------     -----------------------------
                                                          1998            1997               1998            1997
                                                      --------------  --------------     -------------   -------------
LOANS
Average loans outstanding                               $ 1,024,202       $ 733,239         $ 958,131       $ 708,458
                                                      ==============  ==============     =============   =============

Reserve balance at beginning of period                  $    14,092       $  13,657         $  13,274       $  13,515
Provision for credit losses                                   1,750           1,019             3,235           2,239
Charge-offs:
   Single family - conventional                                (268)         (1,943)             (735)         (2,356)
   Income property
     Multi-family                                            (1,033)           (341)           (1,033)           (856)
     Commercial real estate                                       -             (11)             (200)              -
   Other                                                          -               -                 -             (11)
   Land                                                           -               -                 -            (150)
                                                      --------------  --------------     -------------   -------------

Total charge-offs                                            (1,301)         (2,295)           (1,968)         (3,373)
                                                      --------------  --------------     -------------   -------------
Balance at end of period                                $    14,541       $  12,381         $  14,541       $  12,381
                                                      ==============  ==============     =============   =============
Ratio of net charge-offs to average loans
   outstanding during the period                                0.1%            0.3%              0.2%            0.5%

REAL ESTATE OWNED
Reserve balance at beginning of period                  $       862       $   9,659         $   2,563       $  11,871
Provision for credit losses                                       -             481                15             761
Charge-offs                                                    (850)           (763)           (2,566)         (3,255)
                                                      --------------  --------------     -------------   -------------
Balance at end of period                                $        12       $   9,377         $      12       $   9,377
                                                      ==============  ==============     =============   =============

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

                                                JUNE 30, 1998                      DECEMBER 31, 1997
                                      ----------------------------------    ---------------------------------
                                                           PERCENT OF                           PERCENT OF
                                                          RESERVES TO                          RESERVES TO
                                                          TOTAL LOANS                          TOTAL LOANS
                                         BALANCE          BY CATEGORY            BALANCE       BY CATEGORY
                                      ---------------    ---------------    --------------    ---------------
   SINGLE FAMILY
     Estate                                  $ 3,047              1.2%            $ 1,975             1.1%
     Conventional                              3,822              1.8%              4,696             2.1%
   INCOME PROPERTY
     Multi-family                              1,253              0.5%              2,000             0.9%
     Commercial real estate                    2,913              1.7%              2,252             2.0%
     Construction                                130              0.3%                 10             0.1%
   LAND                                          352              0.5%                162             0.4%
   SINGLE FAMILY CONSTRUCTION
    Individual residences                        606              0.3%                503             0.5%
     Tract development                         1,062              1.6%                807             1.2%
   OTHER                                         649              2.4%                226             2.3%
   UNALLOCATED                                   707              -  %                643             -  %
                                      ---------------                       --------------
                                            $ 14,541              1.1%           $ 13,274             1.4%
                                      ===============                       ==============

         The table below summarizes reserves at the dates indicated for each of the REO by type of property (dollars are in thousands).

                                                    JUNE 30, 1998                        DECEMBER 31, 1997
                                          ----------------------------------    ------------------------------------
                                                              PERCENT OF                             PERCENT OF
                                                              RESERVES TO                            RESERVES TO
                                                               TOTAL REO                              TOTAL REO
                                           PROPERTIES         BY CATEGORY        PROPERTIES          BY CATEGORY
                                          --------------    ----------------    --------------    ------------------
SINGLE FAMILY
  Conventional                                     $ 12               0.4%            $ 1,523                19.8%
INCOME PROPERTY
  Multi-family                                        -               -  %                 18                 0.8%
LAND                                                  -               -  %              1,022                43.2%
                                          --------------                        --------------
                                                   $ 12               0.3%            $ 2,563                20.6%
                                          ==============                        ==============

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

         The table below summarizes the composition of the Company's REO at the dates indicated (dollars are in thousands).

                                                                  JUNE 30,         DECEMBER 31,
                                                                    1998               1997
                                                               ---------------    ---------------
   SINGLE FAMILY
     Conventional                                                     $ 2,756            $ 7,695
   INCOME PROPERTY
     Multi-family                                                         391              2,362
   LAND                                                                   656              2,365
                                                               ---------------    ---------------
   GROSS INVESTMENT(1)                                                  3,803             12,422
   ALLOWANCE FOR ESTIMATED LOSSES                                         (12)            (2,563)
                                                               ---------------    ---------------

   NET INVESTMENT                                                     $ 3,791            $ 9,859
                                                               ===============    ===============

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

DEPOSITS

         Total deposits at June 30, 1998, were $891.5 million, an increase from $799.5 million at December 31, 1997.

         The table below summarizes the balances by original term, weighted average interest rates ("WAIR") and weighted average remaining maturities in months ("WARM") for the Company's deposits at the dates indicated (dollars are in thousands).


                                            JUNE 30, 1998                             DECEMBER 31, 1997
                               -----------------------------------------   -----------------------------------------
       DESCRIPTION                BALANCE        WAIR           WARM          BALANCE        WAIR           WARM
---------------------------    --------------  ----------    -----------   --------------  ----------     ----------
Transaction accounts               $ 127,811       2.80%          -            $ 105,812      2.44%            -
Certificates of deposit
    7 day maturities                  38,956       4.43%          -               42,907      4.43%            -
    Less than 6 months               124,358       5.48%          3               35,418      5.57%            2
    6 months to 1 year               496,019       5.74%          5              456,072      5.80%            8
    1 year to 2 years                 91,184       5.85%          16             146,674      5.74%            7
    Greater than 2 years              13,147       5.42%          31              12,618      5.45%            13
                               --------------                              --------------
Total                              $ 891,475       5.24%          6            $ 799,501      5.26%            6
                               ==============                              ==============

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

         At June 30, 1998, the Company had six FHLB advances outstanding totaling $215.0 million with an original and remaining weighted average term of five years and four years and ten months, respectively. These advances are secured by mortgage collateral and have a weighted average interest rate of 5.36%.

SENIOR NOTES

         On December 31, 1997, the Company completed the issuance of $40.0 million of Senior Notes due 2004. These Notes bear an interest rate of 12.5%, and are callable after December 31, 2002. Interest is required to be paid semiannually at the stated interest rate.

STOCKHOLDERS' EQUITY; REGULATORY CAPITAL

         The Company's capital consists of common stockholders' equity, which at June 30, 1998, amounted to $47.7 million and represented 4.0% of the Company's total assets.

         The following table summarizes the regulatory capital requirements under the Home Owners' Loan Act ("HOLA") for the Bank at June 30, 1998. As indicated in the table, the Bank's capital levels exceed all three of the currently applicable minimum HOLA capital requirements (dollars are in thousands).


                                           TANGIBLE CAPITAL             CORE CAPITAL             RISK-BASED CAPITAL
                                       ------------------------   --------------------------   -------------------------
                                           BALANCE         %         BALANCE          %           BALANCE          %
                                       ----------------  ------   ---------------  ---------   ---------------  --------
Stockholders' equity(1)                       $ 85,051                  $ 85,051                     $ 85,051
Adjustments
   General reserves                                  -                         -                       10,707
   Unrealized (gains) losses, net                   (5)                       (5)                          (5)
                                       ----------------  ------   ---------------  ---------   ---------------  --------
Regulatory capital                              85,046    7.09%           85,046       7.09%           95,753     11.14%
Required minimum                                17,988    1.50            35,976       3.00            68,783      8.00
                                       ----------------  ------   ---------------  ---------   ---------------  --------
Excess capital                                $ 67,058    5.59%         $ 49,070       4.09%         $ 26,970      3.14%
                                       ================  ======   ===============  =========   ===============  ========
Adjusted assets(2)                         $ 1,199,190               $ 1,199,190                    $ 859,783
                                       ================           ===============              ===============

----------
         (1) Reflects capital contributions totaling $7.0 million from the parent company made during 1998
         (2) The term "adjusted assets" refers to the term "adjusted total assets", as defined in 12 C.F.R. Section 567.1(a), for purposes of tangible and core capital requirements, and for purposes of risk-based capital requirements, refers to the term "risk-weighted assets", as defined in 12 C.F.R. Section 567.1(d).

         As of June 30, 1998, the most recent notification from the OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. The Bank's actual capital amounts and ratios and the capital amounts and ratios required in order for an institution to be "well capitalized" and "adequately" capitalized are presented in the table below (dollars are in thousands).

                                                                       TO BE CATEGORIZED AS           TO BE CATEGORIZED AS
                                                                      ADEQUATELY CAPITALIZED            WELL CAPITALIZED
                                                                     UNDER PROMPT CORRECTIVE         UNDER PROMPT CORRECTIVE
                                               ACTUAL                   ACTION PROVISIONS               ACTION PROVISIONS
                                     ---------------------------   -----------------------------   ----------------------------
                                       AMOUNT         RATIOS          AMOUNT          RATIOS          AMOUNT         RATIOS
                                     ------------   ------------   --------------   ------------   -------------   ------------
AS OF JUNE 30, 1998
    Total Capital
    (to Risk Weighted Assets)           $ 95,753        11.14%        $ 68,783           8.00%       $ 85,978          10.00%
    Core Capital
    (to Adjusted Tangible Assets)         85,046         7.09%          35,976           3.00%         59,960           5.00%
    Tangible Capital
    (to Adjusted Tangible Assets)         85,046         7.09%          17,988           1.50%            N/A            N/A
     Tier 1 Capital
    (to Risk Weighted Assets)             85,046         9.89%             N/A            N/A          51,587           6.00%

AS OF DECEMBER 31, 1997
    Total Capital
    (to Risk Weighted Assets)           $ 78,454        11.48%        $ 54,679           8.00%       $ 68,349          10.00%
    Core Capital
    (to Adjusted Tangible Assets)         69,900         7.55%          27,773           3.00%         46,289           5.00%
    Tangible Capital
    (to Adjusted Tangible Assets)         69,900         7.55%          13,887           1.50%            N/A            N/A
    Tier 1 Capital
    (to Risk Weighted Assets)             69,900        10.23%             N/A            N/A          41,009           6.00%

         The OTS has authority, after an opportunity for a hearing, to downgrade an institution from "well capitalized" to "adequately capitalized" or to subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower category, if the OTS deems such action to be appropriate as a result of supervisory concerns.

CAPITAL RESOURCES AND LIQUIDITY

         The parent company had $0.3 million of cash on hand at June 30, 1998. The parent company is a holding company with no significant business operations outside of the Bank. Its requisite obligations in relation to its debt and operations are primarily dependent upon dividends from the Bank, the payment of which is subject to the requirements of applicable laws and regulations.

         The Company's liquidity position refers to the extent to which the Company's funding sources are sufficient to meet its current and long-term cash requirements. Federal regulations currently require a savings association to maintain a monthly average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances, and specified United States Government, state or federal agency obligations) equal to 4.0% of the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar quarter. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4.00% to 10.00% of such accounts and borrowings depending upon economic conditions and the deposit flows of member associations. Monetary penalties may be imposed for failure to meet this liquidity ratio requirement. The Company's liquidity for the calculation period ended June 30, 1998 was 5.4%, which exceeded the applicable minimum requirements.

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

         The Company's interest rate risk strategy emphasizes the management of asset and liability balances within repricing categories in order to limit the Bank's exposure to earnings variations as well as variations in the value of assets and liabilities due to changes in interest rates over time. The Company does not currently utilize off balance sheet hedging instruments in order to hedge it's interest rate exposure. Instead, the Company hedges such exposure internally through the use of core deposit accounts and FHLB advances together with an emphasis on investing in shorter-term or adjustable-rate assets.

         The following table sets forth information concerning sensitivity of the Company's interest-earning assets and interest-bearing liabilities as of June 30, 1998. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual maturities of the assets and liabilities, except that adjustable-rate loans are included in the period in which they are first scheduled to adjust and not in the period in which they mature. Such assets and liabilities are classified by the earlier of maturity or repricing date (dollars are in thousands).

                                                            OVER THREE     OVER SIX       OVER ONE
                                                THREE        THROUGH       THROUGH           YEAR          OVER
                                               MONTHS          SIX          TWELVE         THROUGH         FIVE
                                               OR LESS        MONTHS        MONTHS        FIVE YEARS       YEARS          TOTAL
                                              ----------    -----------    ----------   -------------    ----------    -----------
INTEREST-EARNING ASSETS
    Cash and cash equivalents(1)                $    554      $       -    $        -     $        -      $      -     $       554
    Investments and FHLB Stock                    11,450              -             -              -             -          11,450
    Loans(2)                                     711,317        210,804        39,579         30,533       122,080       1,114,313
                                              ----------    -----------    ----------     ----------      ---------    -----------
        Total interest-earning assets           $723,321      $ 210,804    $   39,579     $   30,533      $122,080     $ 1,126,317
                                              ==========    ===========    ==========     ==========      =========    ===========

INTEREST-BEARING LIABILITIES
    Deposits
        Transaction accounts                    $127,811      $       -    $        -     $        -           $ -     $   127,811
        Certificates of deposit                  213,215        251,731       269,699         29,019             -         763,664
    FHLB advances                                      -              -             -        215,000             -         215,000
    Senior Notes                                       -              -             -              -        40,000          40,000
                                              ----------    -----------    ----------     ----------      --------     -----------
        Total interest-bearing liabilities      $341,026      $ 251,731    $  269,699     $  244,019      $ 40,000     $ 1,146,475
                                              ==========    ===========    ==========     ==========      ========     ===========

    Interest rate sensitivity gap               $382,295      $ (40,927)   $ (230,120)    $ (213,486)     $ 82,080       $ (20,158)
    Cumulative interest rate
      sensitivity gap                            382,295        341,368       111,248       (102,238)      (20,158)        (20,158)
    Cumulative interest rate
      sensitivity gap as a percentage
      of total interest-earning assets              33.9%          30.3%          9.9%          (9.1%)        (1.8%)          (1.8%)

----------
         (1)       Excludes noninterest-earning cash balances.
         (2)       Loans include $22.8 million of nonaccrual loans.

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


                                 MARKET VALUE
   CHANGE       ------------------------------------------------
  IN RATES         $ AMOUNT        $ CHANGE         % CHANGE
-------------   ---------------  --------------  ---------------
+400 bp            $ 80,749        $ (7,478)           (8.48%)
+200 bp              84,861          (3,366)           (3.82%)
   0 bp              88,227             -                -  %
-200 bp              91,771           3,544             4.02%
-400 bp              95,553           7,326             8.30%

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

                  PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings

                  The Bank is a defendant in an action entitled Takaki vs.
              Hawthorne Savings and Loan Association, filed in the Superior Court of the State of California, Los Angeles, as Case No. YC021815. The plaintiffs were owners of real property which they sold in early 1992 to a third party. The Bank provided escrow services in connection with the transaction. A substantial portion of the consideration paid to the plaintiffs took the form of a deed of trust secured by another property then owned by an affiliate of the purchaser. The value of the collateral securing this deed of trust ultimately proved to be inadequate. The plaintiffs alleged that the Bank knew, or should have known, that the security for the plaintiffs' loan was inadequate and should have so advised them. In late June 1997, a trial jury found for the plaintiffs and awarded compensatory and punitive damages totaling $9.1 million. In late July 1997, the trial judge reduced the combined award to $3.3 million. The trial court's judgment was appealed. On July 21, 1998 the Court of Appeal reversed the jury's findings on two of the three causes of action alleged by the Plaintiffs, upholding only the trial jury's finding that the Bank's escrow department was negligent in failing to provide copies of escrow amendments to the Plaintiff's real estate broker. In rendering its opinion, the Court of Appeals also reversed the jury's findings of compensatory and punitive damages, with instructions to the trial court to retry the matter to determine the amount of damages, if any, attributable to the Bank on the sole issue of negligence. The Company believes that the amount of damages, if any, attributable to the Bank in this matter will be insignificant.

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


ITEM 2.  Changes in Securities - None

ITEM 3.  Defaults upon Senior Securities - None

ITEM 4.  Submission of Matters to a Vote of Security Holders

              The Annual Meeting of Stockholders of the Company was held on June 17, 1998. At the Annual Meeting the following six nominees were elected until the 1999 Annual Meeting of Stockholders and their successors have been duly elected and qualified as directors.

                                                                       NUMBER OF SHARES
                                                                       ----------------
              DIRECTOR                                                 FOR         WITHHELD
              --------                                                 ---         --------
              Marilyn Garton Amato                                  2,685,144      266,033
              Scott A. Braly                                        2,691,164      260,013
              Timothy R. Chrisman                                   2,691,064      260,113
              Anthony W. Liberati                                   2,690,274      260,903
              Harry F. Radcliffe                                    2,691,164      260,013
              Howard E. Ritt                                        2,690,009      261,168

              At the Annual Meeting, the proposed amendments to the 1994 Stock Option Plan were approved as follows:

                                                       For:            1,694,094
                                                       Against:          558,652
                                                       Abstain:           39,012

ITEM 5.  Other Information - No

ITEM 6.  Exhibits and Reports on Form 8-K

              1.  Reports on Form 8-K

                      No current reports on Form 8-K were filed for the three months ended June 30, 1998.

                       2.  Other required exhibits - None

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         HAWTHORNE FINANCIAL CORPORATION
                         -------------------------------





Dated August 13, 1998                          /s/   NORMAN A. MORALES
                                               -----------------------------
                                               Norman A. Morales
                                               Executive Vice President and
                                               Chief Financial Officer



Dated August 13, 1998                          /s/   JULIE A. MOODY
                                               -----------------------------
                                               Julie A. Moody
                                               Vice President and
                                               Controller