Form 10-K405/A
period 1997-12-31
HAWTHORNE FINANCIAL CORP
filed 1998-11-03
CIK 46267

                       =================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                (AMENDMENT NO. 2)




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

                       =================================

                         HAWTHORNE FINANCIAL CORPORATION
                            ANNUAL REPORT ON FORM 10-K


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


                                           PART II.

ITEM 5.        Market for Registrant's Common Stock and Related Stockholder Matters.......37
ITEM 6.        Selected Financial Data....................................................38
ITEM 7.        Management's Discussion and Analysis of Financial Condition and Results of
                   Operations ............................................................40
                   Operating Results......................................................40
                   Financial Condition, Capital Resources & Liquidity and Asset Quality...48
ITEM 7A.       Quantitative and Qualitative Disclosure about Market Risks.................50
ITEM 8.        Financial Statements and Supplementary Data................................51
ITEM 9.        Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure.................................................................51


                                          PART III.

ITEM 10.       Directors and Executive Officers of the Registrant.........................51
ITEM 11.       Executive Compensation.....................................................51
ITEM 12.       Security Ownership of Certain Beneficial Owners and Management.............51
ITEM 13.       Certain Relationships and Related Transactions.............................51


                                           PART IV.

ITEM 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K............52


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


                                                                          AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------------------------------
                                                       1997            1996             1995             1994            1993
                                                     ---------       ---------       ---------        ---------        ---------
BALANCE SHEET DATA
Total assets                                         $ 928,197       $ 847,195       $ 753,583        $ 743,793        $ 881,641
Cash and cash equivalents                               51,620          93,978          14,015           18,063           42,901
Investment securities                                      578          38,371          62,793           30,190           52,425
Mortgage-backed securities                                --              --              --             57,395           28,891
Loans receivable, net                                  838,251         672,401         617,328          537,020          623,450
Real estate owned, net                                   9,859          20,140          37,905           62,613           72,234
Deposits                                               799,501         717,809         698,008          649,382          829,809
Senior notes due 2004                                   40,000            --              --               --               --
Senior notes due 2000                                     --            12,307          12,006             --               --
Other borrowings                                        40,000          50,000            --             47,141             --
Stockholders' equity                                    42,319          43,922          38,966           40,827           43,949
Gross nonperforming assets (1)                          20,652          36,783          49,203           80,716          151,183
Allowance for credit losses                             13,274          13,515          15,192           21,461           46,629


STATEMENT OF OPERATIONS DATA
Interest revenues                                    $  75,616       $  65,354       $  50,994        $  49,571        $  58,798
Interest costs                                          43,825          39,960          34,486           30,443           36,692
                                                     ---------       ---------       ---------        ---------        ---------
Net interest income                                     31,791          25,394          16,508           19,128           22,106
Provision for credit losses                              5,137           6,067             472          (24,449)          (6,409)
                                                     ---------       ---------       ---------        ---------        ---------
Net interest income after provision for
     credit losses                                      26,654          19,327          16,036           43,577           28,515
Noninterest revenues, net
Operating                                                3,599           1,927           1,311            1,973            3,295
(Losses) gains on sales of securities                      (11)            248           2,954             --               --
Net gain (loss) from disposition
  of deposits and premises                                --             6,413            (117)           2,835           (4,066)
Other revenues (expenses)                                  112         (3,366)(2)          864             --               --

General and administrative costs                        22,009          21,046          20,339           23,911           21,162
(Income) loss from real estate
     operations, net                                      (229)          2,378          14,309           27,314           43,840
                                                     ---------       ---------       ---------        ---------        ---------
Total noninterest expenses                              21,780          23,424          34,648           51,225           65,002
                                                     ---------       ---------       ---------        ---------        ---------
Earnings (loss) before income tax benefit
  (expense) and extraordinary item                       8,574           1,125         (13,600)          (2,840)         (37,258)
Income tax benefit (expense)                             2,577           6,382            (617)            (123)           7,648
                                                     ---------       ---------       ---------        ---------        ---------
Earnings (loss) before extraordinary item               11,151           7,507         (14,217)          (2,963)         (29,610)
Extraordinary item                                     (1,534)(3)         --              --               --               --
                                                     ---------       ---------       ---------        ---------        ---------
Net earnings (loss)                                  $   9,617       $   7,507       $ (14,217)       $  (2,963)       $ (29,610)
                                                     =========       =========       =========        =========        =========
Net earnings (loss) available for
  Common Stock(9)                                    $   5,254       $   5,070       $ (14,334)       $  (2,963)       $ (29,610)
                                                     =========       =========       =========        =========        =========

                                                                    AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                --------------------------------------------------------------------------
                                                   1997            1996           1995            1994           1993
                                                -----------     -----------    -----------     -----------     -----------
PER SHARE AMOUNTS
Basic earnings (loss) per share before
   extraordinary item(9)                        $      2.35     $      1.95    $     (5.52)    $     (1.14)    $    (11.39)
Basic earnings (loss) per share after
   extraordinary item(9)                               1.82            1.95          (5.52)          (1.14)         (11.39)
Diluted earnings (loss) per share before
   extraordinary item(9)                               1.30            1.17          (5.52)          (1.14)         (11.39)
Diluted earnings (loss) per share after
   extraordinary item(9)                               1.00            1.17          (5.52)          (1.14)         (11.39)
Dividends per share of Common
  Stock                                                 N/A             N/A            N/A             N/A            0.50

YIELDS AND COSTS (FOR THE PERIOD)
Interest-earning assets                                9.00%           8.43%          7.62%           6.63%           6.44%
Interest-bearing liabilities                           5.44%           5.29%          5.01%           3.91%           4.12%
Interest rate spread (4)                               3.56%           3.14%          2.61%           2.72%           2.32%
Net interest margin (5)                                3.78%           3.28%          2.47%           2.56%           2.42%

PERFORMANCE RATIOS (6)
Return on average asset                                1.11%           0.93%         (1.96)%         (0.36)%         (3.09)%
Return on average common stockholders'
     equity                                           19.83%          17.75%        (47.57)%         (6.99)%        (50.80)%
Average stockholders' equity to average assets         5.60%           5.24%          4.11%           5.12%           6.08%
Efficiency ratio (7)                                  62.19%          77.03%        114.14%         113.32%          83.31%

BANK CAPITAL RATIOS (END OF PERIOD)(8)
Tangible                                               7.55%           6.27%          5.80%           5.15%           4.61%
Core                                                   7.55%           6.27%          5.80%           5.15%           4.61%
Risk-based                                            11.48%          11.11%         10.27%           9.36%           8.18%

ASSET QUALITY DATA(1)
Gross nonperforming assets                           20,652          36,783         49,203          80,716         151,183
Nonperforming assets to total assets
    at end of period                                   2.22%           4.34%          6.53%          10.85%          17.15%
Nonperforming loans to total loans at
    end of period                                      1.27%           2.43%          1.79%           3.24%          11.78%
Allowance for credit losses to loans at
    end of period                                      1.56%           1.97%          2.40%           3.84%           6.96%
Allowance for credit losses to nonperforming
    loans at end of period                           122.99%          81.21%        134.47%         118.55%          59.06%

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

(9) As discussed in Note 5 of the consolidated financial statements, the Company restated 1997 net earnings available for common stock as well as basic and dilutive earnings per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OPERATING RESULTS

GENERAL


        For 1997, the Company reported net earnings of $11.2 million before the effect of an extraordinary item related to the early extinguishment of debt, or $1.30 per share. During the year ended December 31, 1996, the Company reported net earnings of $7.5 million, or $1.17 per share, as compared with a net loss of $14.2 million, or $5.52 per share, during the year ended December 31, 1995. Net earnings for the full year of 1997, after giving effect to the extraordinary item, were $9.6 million, or $1.00 per share. The extraordinary item results from the accelerated write-off of unamortized issue costs and the original issue discount associated with the Company's Senior Notes, due 2000, issued in December 1995, which were prepaid in full and at par value in December 1997. The Company's results for 1996 included a pretax gain of $6.4 million on the sale of the Company's San Diego deposit franchise and a pretax charge of $3.8 million for the special assessment levied industry-wide to recapitalize the SAIF. The per share amounts have been calculated on a diluted basis.


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

                   3.1                      Certificate of Incorporation of the Company (1)

                   3.2                      Amendment to Certificate of Incorporation of the
                                            Company (2)

                   3.3                      Bylaws of the Company (1)

                   4.1                      Specimen certificate of the Company's Common
                                            Stock(3)

                   4.2                      Indenture, dated as of December 31, 1997, between the
                                            Company and United States Trust Company of New
                                            York, as Trustee, relating to the Company's 12 1/2%
                                            Notes due 2004*

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

                  10.3                      Stock Option Plan for Employees who are not
                                            Executive Officers and Directors (7)

                  10.4                      Lease of corporate headquarters (8)

                  11.1                      Statement on computation of per share earnings (9)

                  21.1                      Subsidiaries of the Registrant (10)

                  23.1                      Consent of Deloitte & Touche LLP

                  27.1                      Financial Data Schedule

                  27.2                      Financial Data Schedules quarters 1, 2, 3 of 1997 and fiscal year end
                                            1996 restated to reflect change in earnings per share calculation.*

                  27.3                      Financial Data Schedules quarters 1 and 2 of 1996, restated to reflect change in earnings per share calculation.*

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


HAWTHORNE FINANCIAL CORPORATION





By:  /s/ Scott A. Braly                               Date: October 30, 1998
     --------------------------------------
      Scott A. Braly
      President and Chief Executive Officer

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

                  AS OF DECEMBER 31, 1997 (RESTATED) AND 1996

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


        As discussed in Note S, the accompanying 1997 financial statements have been restated.


DELOITTE & TOUCHE LLP


January 30, 1998 (October 30, 1998 as to Note S)
Los Angeles,  California

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

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                           (DOLLARS ARE IN THOUSANDS)

LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                                  DECEMBER 31,
                                                                                            --------------------------
                                                                                            As Restated
                                                                                            See Note S
                                                                                               1997             1996
                                                                                            -----------      ---------
Liabilities
    Deposits (NOTE G)                                                                       $ 799,501        $ 717,809
    Short-term borrowings (NOTE H)                                                             40,000           50,000
    Accounts payable and other liabilities                                                      6,377           23,157
    Senior notes (NOTE L)                                                                      40,000           12,307
                                                                                            ---------        ---------

                                                                                              885,878          803,273

Commitments and contingencies (NOTE N)

Stockholders' equity (NOTES L and M)
    Preferred stock - $0.01 par value; authorized 10,000,000 shares
        Cumulative preferred stock, series A: liquidation preference,
          $50 per share; authorized, 270 shares; outstanding, no shares (1997)
          and 270 shares (1996)                                                                    --               --
    Common stock - $0.01 par value; authorized, 20,000,000 shares;
        issued and outstanding, 3,095,996 shares (1997) and 2,604,675 shares (1996)                31               26
    Capital in excess of par value - cumulative preferred stock, series A                          --           11,592
    Capital in excess of par value - common stock                                              12,310            7,745
    Unrealized gain (loss) on available-for-sale securities                                         6             (132)
    Retained earnings                                                                          30,112           24,858
                                                                                            ---------        ---------

                                                                                               42,459           44,089

 Less
    Treasury stock, at cost - 5,400 shares                                                        (48)             (48)
    Loan to Employee Stock Ownership Plan (NOTE K)                                                (92)            (119)
                                                                                            ---------        ---------

                                                                                               42,319           43,922
                                                                                            ---------        ---------

                                                                                            $ 928,197        $ 847,195
                                                                                            =========        =========


        The accompanying notes are an integral part of these statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS ARE IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                         YEARS ENDED DECEMBER 31,
                                                                 ----------------------------------------
                                                                 As Restated
                                                                 See Note S
                                                                    1997           1996            1995
                                                                 -----------     --------        --------
Interest revenues
    Loans, net of nonaccrual income                              $ 70,012        $ 59,722        $ 45,386
    Investments                                                     5,604           5,632           2,399
    Mortgage-backed securities                                       --              --             3,209
                                                                 --------        --------        --------
Total interest revenues                                            75,616          65,354          50,994
                                                                 --------        --------        --------

Interest costs
    Deposits (NOTE G)                                              38,920          35,568          33,593
    Short-term borrowings (NOTE H)                                  2,926           2,471             801
    Senior notes                                                    1,979           1,921              92
                                                                 --------        --------        --------
Total interest costs                                               43,825          39,960          34,486
                                                                 --------        --------        --------

Net interest income                                                31,791          25,394          16,508
Provision for credit losses (NOTE D)                                5,137           6,067             472
                                                                 --------        --------        --------
Net interest income after provision for
   credit losses                                                   26,654          19,327          16,036

Noninterest revenues, net
Operating                                                           3,599           1,927           1,311
(Loss) gain on sale of securities                                     (11)            248           2,954
Disposition of deposits and premises (NOTE J)                        --             6,413            (117)
Other non-operating                                                   112          (3,366)            864

Noninterest expenses
General and administrative costs
    Employee                                                       10,606           9,507           9,859
    Operating                                                       5,101           4,858           3,798
    Occupancy                                                       3,106           2,890           2,841
    Professional                                                    1,907           1,615           1,579
    SAIF premium and OTS assessment                                 1,289           2,152           2,213
    Goodwill                                                         --                24              49
                                                                 --------        --------        --------
Total general and administrative costs                             22,009          21,046          20,339
(Income) loss from real estate operations, net (NOTE E)              (229)          2,378          14,309
                                                                 --------        --------        --------
Total noninterest expenses                                         21,780          23,424          34,648
                                                                 --------        --------        --------
Earnings (loss) before income taxes and extraordinary item          8,574           1,125         (13,600)
Income tax benefit (expense) (NOTE I)                               2,577           6,382            (617)
                                                                 --------        --------        --------
Earnings (loss) before extraordinary item                          11,151           7,507         (14,217)
Extraordinary item (NOTE L)                                        (1,534)           --              --
                                                                 --------        --------        --------
Net earnings (loss)                                              $  9,617        $  7,507        $(14,217)
                                                                 ========        ========        ========
Net earnings (loss) available for Common                         $  5,254        $  5,070        $(14,334)
                                                                 ========        ========        ========
Basic earnings (loss) per share before extraordinary
   item (NOTE A)                                                 $   2.35        $   1.95        $  (5.52)
                                                                 ========        ========        ========
Basic earnings (loss) per share (NOTE A)                         $   1.82        $   1.95        $  (5.52)
                                                                 ========        ========        ========
Diluted earnings (loss) per share before extraordinary
   item (NOTE A)                                                 $   1.30        $   1.17        $  (5.52)
                                                                 ========        ========        ========
Diluted earnings (loss) per share (NOTE A)                       $   1.00        $   1.17        $  (5.52)
                                                                 ========        ========        ========
Weighted average basic shares outstanding                           2,883           2,599           2,599
                                                                 ========        ========        ========
Weighted average diluted shares outstanding                         5,235           4,341           2,599
                                                                 ========        ========        ========



        The accompanying notes are an integral part of these statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           (DOLLARS ARE IN THOUSANDS)




                                                                                      Capital in
                                                                     Capital in       Excess of
                                                                      Excess of       Par Value-        Unrealized
                                       Cumulative                     Par Value-        Common          Gain (Loss)      Retained
                                       Preferred                      Preferred         Stock          on Available-     Earnings
                                        Stock,         Common           Stock,       As Restated         for-Sale       As Restated,
                                        Series A       Stock           Series A       See Note S      Securities,net     See Note S
                                       ----------     --------        ----------     -----------      --------------    ------------
Balance at January 1, 1995                $ --        $  2,605         $     --        $  2,921          $  1,393         $ 34,122
Change in par value of common
  stock                                     --          (2,579)              --           2,579                --               --
Issuance of preferred stock                 --              --           12,760              --                --               --
Issuance of warrants                        --              --               --           2,245                --               --
Offering costs                              --              --           (1,168)             --                --               --
Unrealized gains (losses)                   --              --               --              --            (1,387)              --
Net earnings (loss)                         --              --               --              --                --          (14,217)
Accrued dividends on preferred
  stock                                     --              --               --              --                --             (117)
Repayments                                  --              --               --              --                --               --
                                          ----        --------         --------        --------          --------         --------
Balance at December 31, 1995                --              26           11,592           7,745                 6           19,788
Unrealized gains (losses)                   --              --               --              --              (138)              --
Net earnings (loss)                         --              --               --              --                --            7,507
Accrued dividends on preferred
  stock                                     --              --               --              --                --           (2,437)
Repayments                                  --              --               --              --                --               --
                                          ----        --------         --------        --------          --------         --------
Balance at December 31, 1996                --              26           11,592           7,745              (132)          24,858
Exercised stock options                     --               1               --             295                --               --
Unrealized gains (losses)                   --              --               --              --               138               --
Net earnings (loss)                         --              --               --              --                --            9,617
Dividends paid on preferred
  stock                                     --               4               --           4,270                --               --
Accrued dividends on preferred
  stock                                     --              --               --              --                --           (2,455)
Redemption of preferred stock               --              --          (11,592)             --                --           (1,908)
Repayments                                  --              --               --              --                --               --
                                          ----        --------         --------        --------          --------         --------
Balance at December 31, 1997              $ --        $     31         $     --        $ 12,310          $      6         $ 30,112
                                          ====        ========         ========        ========          ========         ========




                                                    Loan to           Total
                                                    Employee      Stockholders'
                                                     Stock           Equity
                                    Treasury        Ownership     As Restated,
                                     Stock            Plan         See Note S
                                    --------        --------      -------------
Balance at January 1, 1995          $    (48)       $   (166)       $ 40,827
Change in par value of common
  stock                                   --              --              --
Issuance of preferred stock               --              --          12,760
Issuance of warrants                      --              --           2,245
Offering costs                            --              --          (1,168)
Unrealized gains (losses)                 --              --          (1,387)
Net earnings (loss)                       --              --         (14,217)
Accrued dividends on preferred
  stock                                   --              --            (117)
Repayments                                --              23              23
                                    --------        --------        --------
Balance at December 31, 1995             (48)           (143)         38,966
Unrealized gains (losses)                 --              --            (138)
Net earnings (loss)                       --              --           7,507
Accrued dividends on preferred
  stock                                   --              --          (2,437)
Repayments                                --              24              24
                                    --------        --------        --------
Balance at December 31, 1996             (48)           (119)         43,922
Exercised stock options                   --              --             296
Unrealized gains (losses)                 --              --             138
Net earnings (loss)                       --              --           9,617
Dividends paid on preferred
  stock                                   --              --           4,274
Accrued dividends on preferred
  stock                                   --              --          (2,455)
Redemption of preferred stock             --              --         (13,500)
Repayments                                --              27              27
                                    --------        --------        --------
Balance at December 31, 1997        $    (48)       $    (92)       $ 42,319
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

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1997
          (AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE A - SUMMARY OF ACCOUNTING POLICIES - CONTINUED



                                               Years Ended December 31,
                                      ----------------------------------------
                                        1997            1996            1995
                                      --------        --------        --------
SHARES OUTSTANDING
   Basic                                 2,883           2,599           2,599
   Warrants                              2,376           2,376              --
   Options                                 657             686              --
   Less Treasury shares(1)(2)             (681)         (1,320)             --
                                      --------        --------        --------
   Diluted                               5,235           4,341           2,599
                                      ========        ========        ========

STOCKHOLDERS' EQUITY
   Basic                              $ 42,319        $ 32,330        $ 27,374
   Warrants                              5,346           5,346              --
   Options                               5,073           3,482              --
   Less Treasury shares(1)(2)           (9,012)         (8,790)             --
                                      --------        --------        --------
   Diluted                            $ 43,726        $ 32,368        $ 27,374
                                      ========        ========        ========

NET EARNINGS (LOSS)
   Earnings before
     extraordinary item               $ 11,151        $  7,507        $(14,217)
   Preferred stock dividends            (2,455)         (2,437)           (117)
                                                      --------        --------
   Premium on redemption of
     Preferred Stock                    (1,908)
                                      --------
   Earnings available for Common
     before extraordinary item           6,788           5,070         (14,334)

   Extraordinary item                   (1,534)             --              --
                                      --------        --------        --------

   Net earnings available
     for Common                       $  5,254        $  5,070        $(14,334)
                                      ========        ========        ========

BASIC BOOK VALUE PER SHARE            $  14.68        $  12.44        $  10.53
                                      ========        ========        ========

BASIC EARNINGS (LOSS) PER SHARE       $   1.82        $   1.95        $  (5.52)
                                      ========        ========        ========

DILUTED BOOK VALUE PER SHARE          $   8.35        $   7.46        $  10.53
                                      ========        ========        ========

DILUTED EARNINGS (LOSS) PER SHARE     $   1.00        $   1.17        $  (5.52)
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
                   =======                               =======

If compensation costs for the Option Plans had been determined based on the fair value at the grant date for awards in 1997, 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net earnings and net earnings per share would have been reduced to the pro forma amounts indicated below:


                                                   1997         1996         1995
                                                 -------      -------      --------
Net earnings (loss) - as reported                $ 9,617      $ 7,507      $(14,217)
                                                 =======      =======      ========
Net earnings (loss) - pro forma                  $ 8,880      $ 6,646      $(14,270)
                                                 =======      =======      ========
Basic earnings (loss) per share - as reported    $  1.82      $  1.95      $  (5.52)
                                                 =======      =======      ========
Basic earnings (loss) per share - pro forma      $  1.57      $  1.62      $  (5.54)
                                                 =======      =======      ========
Diluted earnings (loss) per share - as reported  $  1.00      $  1.17      $  (5.52)
                                                 =======      =======      ========
Diluted earnings (loss) per share - pro forma    $  0.86      $  0.97      $  (5.54)
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

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1997
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)



NOTE P - SEPARATE PARENT COMPANY FINANCIAL STATEMENTS

STATEMENTS OF FINANCIAL CONDITION


                                                                                      DECEMBER 31,
                                                                               -----------------------
                                                                                 1997           1996
                                                                               --------       --------
ASSETS
Cash and cash equivalents                                                      $  9,944       $  1,222
Investment securities                                                                 -          3,203
Investment in subsidiary                                                         69,906         53,490
Other assets                                                                      2,501            987
                                                                               --------       --------
                                                                               $ 82,351       $ 58,902
                                                                               ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and other liabilities                                         $     32       $  2,673
Senior notes                                                                     40,000         12,307
                                                                               --------       --------
                                                                                 40,032         14,980
Stockholders' equity
    Preferred stock - $0.01 par value; authorized 10,000,000 shares
    Cumulative preferred stock, series A:  liquidation preference,
        $50 per share; authorized, 270 shares; outstanding, no shares
        (1997) and 270 shares (1996)                                                  -              -
    Common stock - $0.01 par value; authorized 20,000,000 shares;
        issued and outstanding, 3,095,996 shares (1997) and 2,604,675
       shares (1996)                                                                 31             26
    Capital in excess of par value - cumulative preferred stock, series A             -         11,592
    Capital in excess of par value - common stock                                12,310          7,745
    Unrealized gain (loss) on available-for-sale securities                           6           (132)
    Retained earnings                                                            30,112         24,858
                                                                               --------       --------
                                                                                 42,459         44,089
Less
   Treasury stock, at cost - 5,400 shares                                           (48)           (48)
   Loan to Bank ESOP                                                                (92)          (119)
                                                                               --------       --------
                                                                                 42,319         43,922
                                                                               --------       --------
                                                                               $ 82,351       $ 58,902
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

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1997
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)



NOTE P - SEPARATE PARENT COMPANY FINANCIAL STATEMENTS - CONTINUED

STATEMENTS OF OPERATIONS


                                                                        YEARS ENDED DECEMBER 31,
                                                                 --------------------------------------
                                                                   1997           1996           1995
                                                                 --------       --------       --------
Interest revenues
     Loans                                                       $      -       $      -       $     49
     Investments                                                       95            246             13
     From subsidiary                                                   10             16             12
                                                                 --------       --------       --------
Total interest revenues                                               105            262             74
Interest costs                                                      1,979          1,921             92
                                                                 --------       --------       --------
Net interest income                                                (1,874)        (1,659)           (18)
Noninterest revenues, net
Operating                                                              21             13             49
Loss on sale of securities                                            (10)             -              -
Other non-operating                                                    (1)            (1)           (89)

Operating costs                                                      (882)          (910)          (515)
Loss from real estate operations, net                                   -              -           (102)
                                                                 --------       --------       --------
Loss before income taxes, equity in subsidiary,
  and extraordinary item                                           (2,746)        (2,557)          (675)
Income tax expense                                                      -              -            (37)
                                                                 --------       --------       --------
Loss before equity in subsidiary and extraordinary item            (2,746)        (2,557)          (712)
Equity in earnings (loss) of subsidiary                            13,897         10,064        (13,505)
                                                                 --------       --------       --------
Earnings (loss) before extraordinary item                          11,151          7,507        (14,217)
Extraordinary item                                                 (1,534)             -              -
                                                                 --------       --------       --------
Net earnings (loss)                                              $  9,617       $  7,507       $(14,217)
                                                                 ========       ========       ========
Net earnings (loss) available for Common                         $  5,254       $  5,070       $(14,334)
                                                                 ========       ========       ========
Basic earnings (loss) per share before extraordinary item        $   2.35       $   1.95       $  (5.52)
                                                                 ========       ========       ========
Basic earnings (loss) per share                                  $   1.82       $   1.95       $  (5.52)
                                                                 ========       ========       ========
Diluted earnings (loss) per share before extraordinary item      $   1.30       $   1.17       $  (5.52)
                                                                 ========       ========       ========
Diluted earnings (loss) per share                                $   1.00       $   1.17       $  (5.52)
                                                                 ========       ========       ========
Weighted average shares                                             5,235          4,341          2,599
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

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1997
                   (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)



NOTE Q - QUARTERLY INFORMATION (UNAUDITED)



                                                                       THREE MONTHS ENDED
                                                    -----------------------------------------------------
                                                     MAR 31,       JUN 30,         SEP 30,        DEC 31,
                                                    --------       -------        --------       --------
YEAR ENDED DECEMBER 31, 1997
Interest revenues                                   $ 17,007       $ 18,748       $ 19,382       $ 20,479
Interest costs                                        10,155         10,826         11,275         11,569
                                                    --------       --------       --------       --------
Net interest income                                    6,852          7,922          8,107          8,910
Provision for credit losses                            1,220          1,019          1,500          1,398
                                                    --------       --------       --------       --------
Net interest income after provision
  for credit losses                                    5,632          6,903          6,607          7,512
Noninterest revenues, net
Operating                                                732            832          1,126            909
Loss on sale of securities                                 -            (10)            (1)             -
Other non-operating                                      (13)            10            220           (105)
Noninterest expenses
Operating costs                                        5,424          5,244          5,202          6,139
Loss (income) from real estate operations, net           260              2           (489)            (2)
                                                    --------       --------       --------       --------
Total noninterest expenses                             5,684          5,246          4,713          6,137
Earnings before income taxes and
  extraordinary item                                     667          2,489          3,239          2,179
Income tax benefit (expense)                             692            935            (25)           975
                                                    --------       --------       --------       --------
Earnings before extraordinary item                     1,359          3,424          3,214          3,154
Extraordinary item                                         -              -              -         (1,534)
                                                    --------       --------       --------       --------

Net earnings                                        $  1,359       $  3,424       $  3,214       $  1,620
                                                    ========       ========       ========       ========
Net earnings (loss) available for Common            $    750       $  2,815       $  2,606       $   (914)
                                                    ========       ========       ========       ========
Basic earnings per share before
  extraordinary item                                $   0.29       $   1.02       $   0.85       $   0.20
                                                    ========       ========       ========       ========
Basic earnings (loss) per share                     $   0.29       $   1.02       $   0.85       $  (0.30)
                                                    ========       ========       ========       ========
Diluted earnings per share before
  extraordinary item                                $   0.16       $   0.57       $   0.47       $   0.11
                                                    ========       ========       ========       ========
Diluted earnings (loss) per share                   $   0.16       $   0.57       $   0.47       $  (0.16)
                                                    ========       ========       ========       ========
Weighted average shares outstanding                    4,794          4,959          5,507          5,622
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
                                                   ========       ========       ========       ========

NOTE S RESTATEMENT

Subsequent to the issuance of the Company's 1997 financial statements, the Company's management determined that the excess of the fair value of the consideration paid upon redemption to holders of the preferred stock over the carrying value amount of the preferred stock should have been treated similar to dividends paid to the holders of the preferred stock (see Note L). Accordingly, the accompanying financial statements have been restated to reflect the $1,908,000 excess as a charge to Retained earnings instead of Capital in excess of par value - common stock and as a reduction of Net earnings available for Common in computing basic and diluted earnings per share.

The impact of the restatement is illustrated below (in thousands, except per share data):

                                                   As Previously
                                                      Reported        As Restated
                                                   -------------      -----------
At December 31, 1997

Capital in excess of par value - common stock         $10,402           $12,310
Retained earning                                       32,020            30,112


For the year ended December 31, 1997

Net earnings available for Common                       7,162             5,254
Basic earnings per share before
  extraordinary item                                     3.02              2.35
Basic earnings per share                                 2.49              1.82
Diluted earnings per share before
  extraordinary item                                     1.66              1.30
Diluted earnings per share                               1.37              1.00

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