Form 10-Q
period 1998-09-30
HAWTHORNE FINANCIAL CORP
filed 1998-11-13
CIK 46267

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

     [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

                              Yes  [X]     No  [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: The Registrant had 5,194,996 shares of Common Stock, $0.01 par value per share outstanding, as of October 30, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                                FORM 10-Q INDEX
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                        PART I -- FINANCIAL INFORMATION

                                                                         PAGE
                                                                         ----
Item     Financial Statements
  1....
         Consolidated Statements of Financial Condition at September
         30, 1998 and December 31, 1997..............................      3
         Consolidated Statements of Operations for the Three Months
         and Nine Months Ended September 30, 1998 and 1997...........      4
         Consolidated Statement of Stockholders' Equity for the Nine
         Months Ended September 30, 1998.............................      5
         Consolidated Statements of Cash Flows for the Three Months
         and Nine Months Ended September 30, 1998 and 1997...........      6
         Notes to Consolidated Financial Statements..................      7
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................      9
Item 3.  Quantitative and Qualitative Disclosure About Market Risk...     29

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings...........................................     31
Item 2.  Changes in Securities.......................................     31
Item 3.  Defaults upon Senior Securities.............................     31
Item 4.  Submission of Matters to a Vote of Security Holders.........     31
Item 5.  Other Information...........................................     31
Item 6.  Exhibits and Reports on Form 8-K............................     31

                           FORWARD-LOOKING STATEMENTS

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

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 (DOLLARS ARE IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1998             1997
                                                              -------------    ------------
Cash and cash equivalents...................................   $  143,775        $ 51,620
Investment securities available-for-sale, at market.........       22,679             578
Loans receivable (net of allowance for estimated credit
  losses of $16,160 in 1998 and $13,274 in 1997)............    1,190,382         838,251
Real estate owned (net of allowance for estimated losses of
  $0 in 1998 and $2,563 in 1997)............................        2,178           9,859
Investment in capital stock of Federal Home Loan Bank -- at
  cost......................................................       13,313           7,213
Office property and equipment -- at cost, net...............        6,535           4,200
Accrued interest receivable.................................        8,166           5,298
Deferred tax asset, net.....................................        4,344           6,820
Other assets................................................        3,692           4,358
                                                               ----------        --------
                                                               $1,395,064        $928,197
                                                               ==========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits..................................................   $  994,932        $799,501
  FHLB advances.............................................      264,000          40,000
  Senior notes..............................................       40,000          40,000
  Accounts payable and other liabilities....................       17,095           6,377
                                                               ----------        --------
                                                                1,316,027         885,878
Stockholders' equity
  Preferred stock -- $0.01 par value; authorized 10,000,000
     shares; none issued and outstanding....................           --              --
  Common stock -- $0.01 par value; authorized, 20,000,000
     shares; issued, 5,200,396 shares in 1998 and 3,095,996
     shares in 1997.........................................           52              31
  Capital in excess of par value -- common stock............       40,528          12,310
  Accumulated other comprehensive income -- unrealized gain
     on available-for-sale securities, net..................           10               6
  Retained earnings.........................................       38,575          30,112
                                                               ----------        --------
                                                                   79,165          42,459
Less
  Treasury stock, at cost -- 5,400 shares...................          (48)            (48)
  Loan to Employee Stock Ownership Plan.....................          (80)            (92)
                                                               ----------        --------
                                                                   79,037          42,319
                                                               ----------        --------
                                                               $1,395,064        $928,197
                                                               ==========        ========

          See accompanying Notes to Consolidated Financial Statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS ARE IN THOUSANDS, EXCEPT SHARE DATA)

                                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                      ------------------    ------------------
                                                       1998       1997       1998       1997
                                                      -------    -------    -------    -------
Interest revenues
  Loans, net of nonaccrual income...................  $27,441    $17,799    $73,077    $50,480
  Cash and investment securities....................    1,483      1,583      2,938      4,657
                                                      -------    -------    -------    -------
          Total interest revenues...................   28,924     19,382     76,015     55,137
                                                      -------    -------    -------    -------
Interest costs
  Deposits..........................................   12,422     10,188     34,533     28,467
  FHLB advances.....................................    2,950        598      5,740      2,322
  Senior notes......................................    1,250        489      3,764      1,468
                                                      -------    -------    -------    -------
          Total interest costs......................   16,622     11,275     44,037     32,257
                                                      -------    -------    -------    -------
Net interest income.................................   12,302      8,107     31,978     22,880
Provision for estimated credit losses on loans......    1,950      1,500      5,185      3,739
                                                      -------    -------    -------    -------
Net interest income after provision for credit
  losses............................................   10,352      6,607     26,793     19,141
Noninterest revenues, net...........................    1,362      1,345      3,527      2,895
Noninterest expenses
  General and administrative costs
     Employee.......................................    3,683      2,622     10,373      7,903
     Operating......................................    1,681      1,142      4,256      3,182
     Occupancy......................................      851        697      2,439      2,113
     Technology.....................................      567        177      1,561        524
     Professional...................................      211        357        979      1,088
     SAIF premium and OTS assessment................      247        208        703      1,063
                                                      -------    -------    -------    -------
          Total general and administrative costs....    7,240      5,203     20,311     15,873
  Income from real estate operations, net...........     (616)      (490)    (1,980)      (228)
                                                      -------    -------    -------    -------
          Total noninterest expenses................    6,624      4,713     18,331     15,645
                                                      -------    -------    -------    -------
Net earnings before income taxes....................    5,090      3,239     11,989      6,391
Income tax provision (benefit)......................    1,632         25      3,526     (1,602)
                                                      -------    -------    -------    -------
Net earnings........................................  $ 3,458    $ 3,214    $ 8,463    $ 7,993
                                                      =======    =======    =======    =======
Net earnings available for Common Stock (Note 3)....  $ 3,458    $ 2,606    $ 8,463    $ 6,171
                                                      =======    =======    =======    =======
Basic earnings per share (Note 3)...................  $  0.67    $  0.85    $  2.21    $  2.19
                                                      =======    =======    =======    =======
Diluted earnings per share (Note 3).................  $  0.45    $  0.47    $  1.33    $  1.21
                                                      =======    =======    =======    =======
Weighted average basic shares outstanding (Note
  3)................................................    5,189      3,058      3,838      2,814
                                                      =======    =======    =======    =======
Weighted average diluted shares outstanding (Note
  3)................................................    7,708      5,507      6,351      5,087
                                                      =======    =======    =======    =======

          See accompanying Notes to Consolidated Financial Statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           (DOLLARS ARE IN THOUSANDS)

                                                                           COMPREHENSIVE INCOME
                                                                           ---------------------
                                      BALANCE AT    EXERCISED              CHANGE IN                             BALANCE AT
                                     DECEMBER 31,     STOCK      STOCK     UNREALIZED     NET                   SEPTEMBER 30,
                                         1997        OPTIONS    OFFERING     GAINS      EARNINGS   REPAYMENTS       1998
                                     ------------   ---------   --------   ----------   --------   ----------   -------------
Common stock.......................    $    31        $  1      $    20       $ --       $   --       $ --         $    52
Capital in excess of par value
  Common stock.....................     12,310         436       27,782         --           --         --          40,528
Accumulated other comprehensive
  income -- unrealized gain on
  available-for-sale securities....          6          --           --          4           --         --              10
Retained earnings..................     30,112          --           --         --        8,463         --          38,575
Treasury stock.....................        (48)         --           --         --           --         --             (48)
Loan to employee stock ownership
  plan.............................        (92)         --           --         --           --         12             (80)
                                       -------        ----      -------       ----       ------       ----         -------
         Total stockholders'
           equity..................    $42,319        $437      $27,802       $  4       $8,463       $ 12         $79,037
                                       =======        ====      =======       ====       ======       ====         =======
Comprehensive income...............                                           $  4       $8,463                    $ 8,467
                                                                              ====       ======                    =======

          See accompanying Notes to Consolidated Financial Statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (DOLLARS ARE IN THOUSANDS)

                                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                  SEPTEMBER 30,            SEPTEMBER 30,
                                                              ---------------------    ----------------------
                                                                1998         1997        1998         1997
                                                              ---------    --------    ---------    ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings...............................................  $   3,458    $  3,214    $   8,463    $   7,993
 Adjustments
   Provision (benefit) for income taxes.....................      1,632          25        3,526       (1,627)
   Provision for estimated credit losses on loans...........      1,950       1,500        5,185        3,739
   Provision for estimated credit losses on real estate
     owned..................................................         --          50           15          811
   Net recoveries from sales of real estate owned...........                   (545)      (2,220)      (1,012)
   Loan fee and discount accretion..........................     (1,781)     (1,040)      (4,734)      (2,863)
   Depreciation and amortization............................        481         453        1,258        1,357
   FHLB dividends...........................................       (121)       (102)        (330)        (306)
   (Increase) decrease in:
     Accrued interest receivable............................     (1,095)        939       (2,910)        (803)
     Other assets...........................................      3,126        (382)         823       (1,393)
   Decrease in other liabilities............................      9,055       2,412        9,797      (13,444)
   Other, net...............................................          6          29          (19)          23
                                                              ---------    --------    ---------    ---------
 Net cash provided by (used in) operating activities........     15,885       6,553       18,854       (7,525)
                                                              ---------    --------    ---------    ---------
NET CASH FLOWS FROM INVESTING ACTIVITIES
 Investment securities
   Purchases................................................    (27,681)         (9)     (27,698)     (40,562)
   Maturities...............................................      5,000          --        5,000          795
   Sales proceeds...........................................        597      10,054          597       12,468
Loans
 New loans funded...........................................   (130,925)    (57,660)    (356,660)    (157,005)
   Construction disbursements...............................    (89,760)    (46,769)    (258,102)     (93,878)
   Advances on lines of credit..............................    (22,449)     (9,321)     (61,692)     (14,380)
   Payoffs..................................................    115,123      64,303      263,663      145,284
   Principal amortization and paydowns......................     28,859       7,408       55,687       15,392
   Other, net...............................................      2,248      (1,054)       4,563       (2,738)
 Real estate owned
   Sale proceeds............................................      2,590       7,653       10,827       23,592
   Capitalized costs........................................       (364)     (2,018)        (942)      (5,910)
   Other, net...............................................       (602)                    (551)
 Purchase of FHLB stock.....................................     (2,337)                  (5,770)
 Net change in office property and equipment................       (665)       (164)      (3,303)        (375)
                                                              ---------    --------    ---------    ---------
 Net cash used in investing activities......................   (120,366)    (27,577)    (374,381)    (117,317)
                                                              ---------    --------    ---------    ---------
 NET CASH FLOWS FROM FINANCING ACTIVITIES
   Deposit activity, net....................................  $ 103,457    $ 21,888    $ 195,431    $  58,468
   Net change in FHLB advances..............................     49,000          --      224,000      (10,000)
   Net proceeds from exercise of options....................         36          31          438          282
   Proceeds from stock offering.............................     28,376          --       28,376           --
   Offering costs...........................................       (573)         --         (573)          --
   Collection of ESOP loan..................................         (2)          6           10           20
                                                              ---------    --------    ---------    ---------
   Net cash provided by financing activities................    180,294      21,925      447,682       48,770
                                                              ---------    --------    ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............     75,813         901       92,155      (76,072)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............     67,962      17,005       51,620       93,978
                                                              ---------    --------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 143,775    $ 17,906    $ 143,775    $  17,906
                                                              =========    ========    =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid (received) during the period for:
     Interest...............................................  $  15,616    $ 10,700    $  42,598    $  31,632
     Income taxes...........................................      2,753        (149)       2,828           25
   Non-cash investing and financing activities
     Real estate acquired in settlement of loans............        772       5,001        3,847       18,547
     Loans originated to finance sales of real estate
       owned................................................         --       1,651        1,970        4,198
     Net change in unrealized gains (losses) on
       available-for-sale securities........................          5         350            4          199
     Common stock issued in lieu of cash dividends to
       Preferred shareholders...............................         --         608           --        4,273
   Loan activity
     Total commitments and permanent fundings...............  $ 272,000    $136,645    $ 713,000    $ 325,200
     Total disbursements on new loans, construction and
       lines of credit......................................    243,134     113,750      676,454      265,263

          See accompanying Notes to Consolidated Financial Statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
      (AMOUNTS ARE IN THOUSANDS, EXCEPT FOR BOOK VALUE AND PER SHARE DATA)

NOTE 1 -- SUMMARY OF ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of Hawthorne Financial Corporation and its wholly-owned subsidiary, Hawthorne Savings, F.S.B. ("Bank"), which are collectively referred to herein as the "Company". All material intercompany transactions and accounts have been eliminated.

     In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1998 and December 31, 1997, and the results of its operations and its cash flows for the three and nine months ended September 30, 1998 and 1997. Operating results for the three and nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 1998.

     Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1997.

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

NOTE 2 -- RECLASSIFICATION

     Certain amounts in the 1997 consolidated financial statements have been reclassified, where practicable, to conform with classifications in 1998.

NOTE 3 -- BOOK VALUE AND EARNINGS PER SHARE

     The table below sets forth the Company's earnings per share calculations for the three and nine months ended September 30, 1998 and 1997. The Diluted and Basic Methods were used for all four periods as prescribed under GAAP. In the table below, (1) Warrants refers to the warrants issued by the Company in December 1995, which can be exercised beginning three years from the issue date and for a period of ten years thereafter, (2) Options refers to the outstanding stock options granted under the Company's stock option plans, and (3) Preferred Stock refers to the Cumulative Perpetual Preferred Stock issued by the Company in December 1995, and redeemed in December 1997, which carried an annual dividend equal to 18% of the face amount of the Preferred Stock.

     On July 10, 1998, the Company completed an offering of 2,012,500 of its common shares (which amount includes issuance of 262,500 shares representing exercise by the Company's underwriters of their over-allotment option) at a price of $15.00 per share, realizing net proceeds (after offering costs) of approximately $27.5 million. As an additional result of the completion of the Company's offering, the exercise price of the

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                               SEPTEMBER 30, 1998
      (AMOUNTS ARE IN THOUSANDS, EXCEPT FOR BOOK VALUE AND PER SHARE DATA)

Company's Warrants was reduced to $2.128, and the number of shares of Common Stock purchasable upon the exercise of the Warrants was increased to 2,512,188.

                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                      -------------------    -----------------
                                                        1998       1997       1998      1997
                                                      --------    -------    ------    -------
Average Shares Outstanding
  Basic.............................................     5,189      3,058     3,838      2,814
  Warrants..........................................     2,512      2,376     2,421      2,376
  Options...........................................       738        651       677        658
  Less Treasury shares(1)...........................      (731)      (578)     (585)      (761)
                                                      --------    -------    ------    -------
  Diluted...........................................     7,708      5,507     6,351      5,087
                                                      ========    =======    ======    =======
Net Earnings
  Net earnings for the period.......................  $  3,458    $ 3,214    $8,463    $ 7,993
  Preferred stock dividends.........................        --       (608)       --     (1,822)
                                                      --------    -------    ------    -------
  Net earnings available for Common Stock...........  $  3,458    $ 2,606    $8,463    $ 6,171
                                                      ========    =======    ======    =======
Basic earnings per share............................  $   0.67    $  0.85    $ 2.21    $  2.19
                                                      ========    =======    ======    =======
Diluted earnings per share..........................  $   0.45    $  0.47    $ 1.33    $  1.21
                                                      ========    =======    ======    =======

                                                         SEPTEMBER 30,
                                                      -------------------
                                                        1998       1997
                                                      --------    -------
Period End Shares Outstanding
  Basic.............................................     5,189      3,088
  Warrants..........................................     2,512      2,376
  Options...........................................       738        648
  Less Treasury shares(2)...........................      (814)      (505)
                                                      --------    -------
  Diluted...........................................     7,625      5,607
                                                      ========    =======
Stockholders' Equity
  Basic.............................................  $ 79,037    $43,273
  Warrants..........................................     5,346      5,346
  Options...........................................     6,622      3,410
  Less Treasury shares(2)...........................   (11,968)    (8,756)
                                                      --------    -------
  Diluted...........................................  $ 79,037    $43,273
                                                      ========    =======
Basic book value per share..........................  $  15.23    $ 14.01
                                                      ========    =======
Diluted book value per share........................  $  10.37    $  7.72
                                                      ========    =======

---------------
(1) Under the Diluted Method, it is assumed that the Company will use proceeds from the proforma exercise of the Warrants and Options to acquire actual shares currently outstanding, thus increasing Treasury shares. Treasury shares were assumed to be repurchased at the average closing stock price for the respective period.

(2) Treasury shares were assumed to be repurchased at the average closing stock price for the month.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company earned $3.5 million, or $0.45 per diluted share, for the quarter ended September 30, 1998, which represented a 9% increase over the net earnings of $3.2 million, or $0.47 per diluted share, reported for the third quarter of 1997. For the nine months ended September 30, 1998, net earnings were $8.5 million, or $1.33 per diluted share, as compared with net earnings of $8.0 million, or $1.21 per diluted share for the same period in 1997. Net earnings reported for the 1997 periods were significantly enhanced by the realization of income tax benefits. Had the pretax earnings for the three and nine months ended September, 1997 been tax-effected consistently with the corresponding periods in 1998, net earnings would have been $2.2 million and $4.5 million, respectively.

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

     The Company's consolidated capital structure has changed significantly during the past three years, initially as a result of its recapitalization in December 1995, and then again in December 1997, due to its successful refinancing of the securities issued in the 1995 recapitalization. Finally, in July 1998, the Company completed a public offering of approximately 2.0 million of its common shares, which raised approximately $27.5 million of net proceeds. In addition to these positive changes to the Company's capital structure, the Company returned to taxable status during the first quarter of 1998, following several years in which it recorded substantial income tax benefits from utilization of accumulated operating loss carryforwards. Together, these factors make meaningful comparisons of consolidated operating results, and related per share amounts, between the 1998 and 1997 periods somewhat difficult.

     Because of the significant changes to the Company's capital structure and taxable status, management believes that pretax core earnings are the most relevant measure of the Company's underlying operating and earnings performance. Core earnings are earnings before interest on parent company debt, income taxes, real estate operations and non-operating items. For the third quarter of 1998, core earnings were $5.7 million, more than 20% greater than the $4.8 million of core earnings produced during the second quarter of 1998, and nearly 90% greater than the core earnings of $3.0 million generated during the third quarter of 1997. For the nine months ended September 30, 1998, core earnings were $13.8 million, nearly 86% greater than the core earnings of $7.4 million realized during the first nine months of 1997.

     The table below isolates the principal components of the Company's core and net earnings for the periods indicated (dollars are in thousands).

                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                      SEPTEMBER 30,          SEPTEMBER 30,
                                                    ------------------    --------------------
                                                     1998       1997        1998        1997
                                                    -------    -------    --------    --------
Net interest income...............................  $13,552    $ 8,596    $ 35,742    $ 24,348
Provision for credit losses.......................   (1,950)    (1,500)     (5,185)     (3,739)
                                                    -------    -------    --------    --------
Net interest income after provision for credit
  losses..........................................   11,602      7,096      30,557      20,609
Noninterest revenues..............................    1,372      1,126       3,541       2,690
General and administrative costs..................   (7,240)    (5,203)    (20,311)    (15,873)
                                                    -------    -------    --------    --------
Core earnings.....................................    5,734      3,019      13,787       7,426
Other items
  Real estate operations, net.....................      616        490       1,980         228
  Other, net......................................      (10)       219         (14)        205
  Interest on senior notes........................   (1,250)      (489)     (3,764)     (1,468)
                                                    -------    -------    --------    --------
                                                       (644)       220      (1,798)     (1,035)
                                                    -------    -------    --------    --------
Pretax earnings...................................    5,090      3,239      11,989       6,391
Income tax (provision) benefit....................   (1,632)       (25)     (3,526)      1,602
                                                    -------    -------    --------    --------
Net earnings......................................  $ 3,458    $ 3,214    $  8,463    $  7,993
                                                    =======    =======    ========    ========

     The growth in earning assets results directly from the continuing successful expansion of the Company's financing businesses. During the third quarter of 1998, the Company generated net new permanent and construction loan commitments of $272.0 million which, net of repayments and undisbursed funds, produced net growth of $97.1 million in the Company's retained loan portfolio during the quarter, an annualized rate of 36%. For the nine months ended September 30, 1998, net new loan commitments totaled $713.0 million which, net of repayments and undisbursed funds, produced net growth of $352.1 million in the Company's retained loan portfolio during the first nine months of 1998, an annualized rate of 56%. By comparison, the Company recorded net new loan commitments of $136.6 million and $325.2 million for the three and nine months ended September 30, 1997, respectively, and net growth in the Company's retained loan portfolio approximated $94.7 million during the first nine months of 1997.

     The Company's mix of financings, and its willingness and ability to provide customers with tailored terms and highly-efficient transaction execution when necessary, contributes to its ability to produce relatively higher yields on the incremental growth in its loan portfolio. Concurrently, the Company has been successful in keeping its funding costs (excluding interest on parent company debt) virtually unchanged during the past several quarters. As a result of declining rates during the third quarter of 1998, partially caused by reductions in indices used for its adjustable loan portfolio, the Company's interest margin (before interest on parent company debt and loan loss provisions) declined slightly, reaching 4.32% as compared with its interest margin of 4.42% realized during the second quarter of 1998, and increasing 29 basis points over the Company's interest margin of 4.03% realized during the third quarter of 1997. For the nine months ended September 30, 1998, the Company's interest margin was 4.36%, as compared with its interest margin of 3.92% realized during the first nine months of 1997, an improvement of 44 basis points or 11%.

     Nonperforming assets ("NPAs"), which consist of the carrying value of properties acquired through foreclosure and loan principal delinquent 90 days or greater, stood at $16.6 million at September 30, 1998, down from their level of $20.7 million at December 31, 1997. Since December 31, 1997, the Company's real estate owned portfolio has been reduced to $2.2 million (13% of NPAs) from $9.9 million (48% of NPAs) due to sales of individual properties in the ordinary course of business. The Company continues to experience very modest levels of foreclosures of its collateral securing delinquent loans, with most such loans being cured by borrowers with no concessions offered by the Company.

     As previously reported, in mid-1997 the Company commenced a series of initiatives intended to enhance its management depth, to convert its technology platform from an outsourced, host-based system to an in-house, client server-based system, and to design and implement a plan to ensure Year 2000 compliance. These and related initiatives were expected to increase the Company's general and administrative costs during 1998 by about 15% as compared with 1997. During the three and nine months ended September 30, 1998, general and administrative costs were $7.2 million and $20.3 million, respectively, as compared with general and administrative costs of $5.2 million and $15.9 million, respectively, for the corresponding periods during 1997. The actual 28% growth rate in general and administrative expenses for the first nine months of 1998, as compared with the same period in 1997, reflects the initiatives described above plus additional compensation costs attributable to the Company's financial performance during the first nine months of 1998.

INCOME TAXES

     During the three and nine months ended September 30, 1998, the Company's effective tax rate was 32.1% and 29.4%, respectively. During the corresponding periods of 1997, the Company recorded income tax expense of $25,000 and tax benefits of $1.6 million, respectively. During the past several years, the Company has benefited from utilization of income tax benefits, principally tax loss carryforwards, accumulated during the early 1990s. The Company expects that these accumulated benefits will be fully utilized during 1998.

PARENT COMPANY ITEMS

     The Company's capital structure has changed significantly during the past three years. The Company's issues of Preferred Stock ($13.5 million face amount) and Senior Notes due 2000 ($13.5 million face amount), issued in December 1995 in connection with a recapitalization of the Company and the Bank, were repaid in full in December 1997 with the proceeds from a single, $40 million issue of Senior Notes due 2004, which carry a coupon interest rate of 12.50% and an effective cost of approximately 13.40% (after including the effect of issue cost amortization). Through September 30, 1998, the Company had contributed all of the proceeds from its current Senior Notes issue to the Bank, which has permitted the Bank to support its recent asset growth while maintaining core and risk-based capital ratios well above the regulatory ratios which define a well-capitalized institution.

     In July 1998, the Company completed an offering of approximately 2.0 million of its common shares, realizing net proceeds (after offering costs) of approximately $27.5 million. The Company expects to contribute the majority of the net proceeds from the offering to the Bank, as may be necessary over time, to support the Bank's future asset growth while preserving the Bank's status as a well-capitalized institution.

     At September 30, 1998, the Bank maintained core and risk-based capital ratios of 6.92% and 10.90%, respectively, which compared favorably to the well-capitalized regulatory thresholds of 5.00% and 10.00%, respectively.

RESULTS OF OPERATIONS

NET INTEREST INCOME

     The operations of the Company are substantially dependent on its net interest income, which is the difference between the interest income received from its interest-earning assets and the interest expense paid on its interest-bearing liabilities. The Company's net interest margin is its net interest income divided by its average interest-earning assets. Net interest income and net interest margin are affected by several factors, including (1) the level of, and the relationship between, the dollar amount of interest-earning assets and interest-bearing liabilities, (2) the relationship between repricing or maturity of the Company's adjustable-rate and fixed-rate loans and short-term investment securities and its deposits and borrowings and
(3) the magnitude of the Company's noninterest-earning assets, including nonaccrual loans and real estate owned ("REO").

     The following tables set forth the Company's average balance sheets, and the related weighted average yields and costs on average interest-earning assets (inclusive of nonaccrual loans) and interest-bearing liabilities, for the three and nine months ended September 30, 1998 and 1997. In the tables, interest revenues are net of interest associated with nonaccrual loans (dollars are in thousands).

                                                         THREE MONTHS ENDED
                               -----------------------------------------------------------------------
                                       SEPTEMBER 30, 1998                   SEPTEMBER 30, 1997
                               -----------------------------------   ---------------------------------
                                                         WEIGHTED                            WEIGHTED
                                AVERAGE     REVENUES/    AVERAGE     AVERAGE    REVENUES/    AVERAGE
                                BALANCE       COSTS     YIELD/COST   BALANCE      COSTS     YIELD/COST
                               ----------   ---------   ----------   --------   ---------   ----------
ASSETS
Interest-earning assets
  Loans(1)(2)................  $1,146,124    $27,441       9.58%     $749,531    $17,799       9.50%
  Cash and cash
     equivalents.............      79,961      1,105       5.53        20,636        274       5.31
  Investment securities......      17,438        258       5.92        74,989      1,206       6.43
  Investment in capital stock
     of
  Federal Home Loan Bank.....      10,933        120       4.39         7,028        103       5.86
                               ----------    -------                 --------    -------
          Total
            interest-earning
            assets...........   1,254,456     28,924       9.22       852,184     19,382       9.10
                                             -------      -----                  -------      -----
Noninterest-earning assets...      18,042                              27,332
                               ----------                            --------
          Total assets.......  $1,272,498                            $879,516
                               ==========                            ========
LIABILITIES AND STOCKHOLDERS'
  EQUITY
Interest-bearing liabilities
  Deposits...................  $  938,250     12,422       5.31      $765,680     10,188       5.34
  FHLB Advances..............     215,544      2,950       5.49        40,000        598       6.00
  Senior notes (3)...........      40,000      1,250      12.53        12,517        489      15.63
                               ----------    -------                 --------    -------
          Total
            interest-bearing
            liabilities......   1,193,794     16,622       5.58       818,197     11,275       5.53
                                             -------      -----                  -------      -----
Noninterest-bearing
  liabilities................         997                               8,352
Stockholders' equity.........      77,707                              52,967
                               ----------                            --------
          Total liabilities &
            stockholders'
            equity...........  $1,272,498                            $879,516
                               ==========                            ========
Net interest income..........                $12,302                             $ 8,107
                                             =======                             =======
Interest rate spread.........                              3.64%                               3.57%
                                                          =====                               =====
Net interest margin..........                              3.92%                               3.81%
                                                          =====                               =====
Net interest margin excluding
  senior notes...............                              4.32%                               4.03%
                                                          =====                               =====

---------------
(1) Includes nonaccrual loans of $23.3 million and $11.5 million for the three months ended September 30, 1998 and September 30, 1997, respectively.

(2) Includes amortization of loan fees and discounts of $1.8 million and $1.0 million for the three months ended September 30, 1998 and September 30, 1997, respectively.

(3) Excludes issue cost amortization of $92,000 and $58,000 for the three months ended September 30, 1998 and September 30, 1997, respectively.

                                                          NINE MONTHS ENDED
                               -----------------------------------------------------------------------
                                       SEPTEMBER 30, 1998                   SEPTEMBER 30, 1997
                               -----------------------------------   ---------------------------------
                                                         WEIGHTED                            WEIGHTED
                                AVERAGE     REVENUES/    AVERAGE     AVERAGE    REVENUES/    AVERAGE
                                BALANCE       COSTS     YIELD/COST   BALANCE      COSTS     YIELD/COST
                               ----------   ---------   ----------   --------   ---------   ----------
ASSETS
Interest-earning assets
  Loans(1)(2)................  $1,020,795    $73,077       9.55%     $722,126    $50,480       9.32%
  Cash and cash
     equivalents.............      57,415      2,330       5.41        32,769      1,261       5.13
  Investment securities......       5,635        278       6.58        66,066      3,090       6.24
  Investment in capital stock
     of Federal Home Loan
     Bank....................       8,659        330       5.08         6,928        306       5.89
                               ----------    -------                 --------    -------
          Total
            interest-earning
            assets...........   1,092,504     76,015       9.28       827,889     55,137       8.88
                                             -------      -----                  -------      -----
Noninterest-earning assets...      18,006                              28,908
                               ----------                            --------
          Total assets.......  $1,110,510                            $856,797
                               ==========                            ========
  LIABILITIES AND
       STOCKHOLDERS' EQUITY
Interest-bearing liabilities
  Deposits...................  $  872,849     34,533       5.29      $732,390     28,467       5.20
  FHLB Advances..............     138,403      5,740       5.54        51,433      2,322       6.04
  Senior notes(3)............      40,000      3,764      12.58        12,431      1,468      15.79
                               ----------    -------                 --------    -------
          Total
            interest-bearing
            liabilities......   1,051,252     44,037       5.60       796,254     32,257       5.42
                                             -------      -----                  -------      -----
Noninterest-bearing
  liabilities................       4,707                              12,847
Stockholders' equity.........      54,551                              47,696
                               ----------                            --------
          Total liabilities &
            stockholders'
            equity...........  $1,110,510                            $856,797
                               ==========                            ========
Net interest income..........                $31,978                             $22,880
                                             =======                             =======
Interest rate spread.........                              3.68%                               3.46%
                                                          =====                               =====
Net interest margin..........                              3.90%                               3.68%
                                                          =====                               =====
Net interest margin excluding
  senior notes...............                              4.36%                               3.92%
                                                          =====                               =====

---------------
(1) Includes nonaccrual loans of $22.5 million and $20.1 million for the nine months ended September 30, 1998 and September 30, 1997, respectively.

(2) Includes amortization of loan fees and discounts of $4.7 million and $2.8 million for the nine months ended September 30, 1998 and September 30, 1997, respectively.

(3) Excludes issue cost amortization of $274,000 and $175,000 for the nine months ended September 30, 1998 and September 30, 1997, respectively.

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

                                                                  THREE MONTHS ENDED
                                                              SEPTEMBER 30, 1998 AND 1997
                                                         INCREASE (DECREASE) DUE TO CHANGE IN
                                                         -------------------------------------
                                                                            RATE AND     NET
                                                         VOLUME    RATE      VOLUME     CHANGE
                                                         ------    -----    --------    ------
INTEREST REVENUES
  Loans................................................  $9,417    $ 147     $  78      $9,642
  Cash and cash equivalents............................     788       11        32         831
  Investment securities................................    (925)     (97)       74        (948)
  Investment in capital stock of Federal Home Loan
     Bank..............................................      57      (26)      (14)         17
                                                         ------    -----     -----      ------
                                                          9,337       35       170       9,542
                                                         ------    -----     -----      ------
INTEREST COSTS
  Deposits.............................................   2,296      (51)      (11)      2,234
  FHLB Advances........................................   2,624      (50)     (222)      2,352
  Senior notes.........................................   1,074      (98)     (215)        761
                                                         ------    -----     -----      ------
                                                          5,994     (199)     (448)      5,347
                                                         ------    -----     -----      ------
Increase in Net Interest Income........................  $3,343    $ 234     $ 618      $4,195
                                                         ======    =====     =====      ======

                                                                  NINE MONTHS ENDED
                                                             SEPTEMBER 30, 1998 AND 1997
                                                         INCREASE (DECREASE) DUE TO CHANGE IN
                                                       ----------------------------------------
                                                                            RATE AND      NET
                                                       VOLUME      RATE      VOLUME     CHANGE
                                                       -------    ------    --------    -------
INTEREST REVENUES
  Loans..............................................  $20,878    $1,216     $  503     $22,597
  Cash and cash equivalents..........................      948        69         52       1,069
  Investment securities..............................   (2,826)      169       (155)     (2,812)
  Investment in capital stock of Federal Home Loan
     Bank............................................       76       (42)       (10)         24
                                                       -------    ------     ------     -------
                                                        19,076     1,412        390      20,878
                                                       -------    ------     ------     -------
INTEREST COSTS
  Deposits...........................................    5,459       509         98       6,066
  FHLB Advances......................................    3,926      (189)      (319)      3,418
  Senior notes.......................................    3,255      (298)      (661)      2,296
                                                       -------    ------     ------     -------
                                                        12,640        22       (882)     11,780
                                                       -------    ------     ------     -------
Increase in Net Interest Income......................  $ 6,436    $1,390     $1,272     $ 9,098
                                                       =======    ======     ======     =======

     The Company's interest income (net of interest due on nonaccrual loans) increased by $20.9 million or 37.9% during the first nine months of 1998 as compared to the same period in 1997. This increase was primarily attributable to increases in the average balance of loans outstanding and, to a lesser extent, increases in the weighted average yield earned thereon.

     Interest expense increased by $11.8 million or 36.6%, during the first nine months of 1998, as compared to the same period in the prior year, which was primarily due to an increase in the average balances of the Company's deposits and borrowings and to a lesser extent, increases in the weighted average rate paid on the Company's deposits.

     As a result of the foregoing, the Company's net interest income increased by $9.1 million, or 39.8%, from $22.9 million during the first nine months of 1997 to $32.0 million during the comparable period in 1998, and the Company's net interest margin (net interest income divided by average interest-earning assets) increased by 22 basis points, or 6.0%, from 3.68% to 3.90% during the same respective periods.

PROVISIONS FOR POSSIBLE CREDIT LOSSES ON LOANS

     For the three and nine months ended September 30, 1998, the Company recorded provisions for possible credit losses on loans of $2.0 million and $5.2 million, respectively, compared with provisions for credit losses of $1.5 million and $3.7 million, recorded during the three and nine months ended September 30, 1997, respectively. These increases reflected the Company's efforts to maintain adequate levels of loan reserves given the continuing successful expansion of the Company's financing business and growing loan portfolio. The Company has established internal guidelines for loan loss reserves which consider the composition and size of the loan portfolio, as well as the composition and amount of its nonperforming loans. At September 30, 1998, the Company's allowance for credit losses amounted to $16.2 million, of which $11.6 million was general reserves.

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

NONINTEREST REVENUES

     The table below sets forth information concerning the Company's noninterest revenues for the periods indicated (dollars are in thousands).

                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                      SEPTEMBER 30,              SEPTEMBER 30,
                                                 ------------------------   ------------------------
                                                  1998     1997    CHANGE    1998     1997    CHANGE
                                                 ------   ------   ------   ------   ------   ------
Loan-related fees..............................  $1,184   $  944    $240    $2,915   $2,063    $852
Other..........................................     178      401    (223)      612      832    (220)
                                                 ------   ------    ----    ------   ------    ----
                                                 $1,362   $1,345    $ 17    $3,527   $2,895    $632
                                                 ======   ======    ====    ======   ======    ====

     Loan-related fees consist of prepayment, extension, modification, escrow and exit fees collected from customers. Other non-interest revenues for the quarter ended September 30, 1997, principally included a non-recurring benefit from the termination of a Company-sponsored retirement plan.

NONINTEREST EXPENSES -- GENERAL AND ADMINISTRATIVE COSTS

     The table below details the Company's general and administrative costs for the periods indicated (dollars are in thousands).

                                                  THREE MONTHS ENDED       NINE MONTHS ENDED SEPTEMBER
                                                    SEPTEMBER 30,                      30,
                                               ------------------------   -----------------------------
                                                1998     1997    CHANGE     1998       1997     CHANGE
                                               ------   ------   ------   --------   --------   -------
Employee.....................................  $3,570   $2,511   $1,059   $10,195    $ 7,818    $2,377
Operating....................................   2,045    1,264      781     5,351      3,572     1,779
Occupancy....................................   1,054      752      302     2,905      2,247       658
Professional.................................     324      468     (144)    1,157      1,173       (16)
SAIF insurance premium and OTS assessment....     247      208       39       703      1,063      (360)
                                               ------   ------   ------   -------    -------    ------
                                               $7,240   $5,203   $2,037   $20,311    $15,873    $4,438
                                               ======   ======   ======   =======    =======    ======

     During the last half of 1997 and continuing into mid 1998, the Company increased its lending staff, including retaining new senior managers for each of its primary financing groups, in response to the substantial growth in the volume of new business generated since the third quarter of 1997. During this period, the Company has also hired personnel to prepare for, and to implement, new computer-based systems during 1998. The cost of these personnel caused employee-related costs to increase by 30% during the first nine months of 1998 as compared with the same period in 1997, which amount is also inclusive of additional compensation costs attributable to the Company's financial performance during the period.

     The Company has also experienced an increase in operating costs primarily as a result of its efforts related to the ongoing computer systems conversions and expenditures related to its focused efforts to expand the Company's retail banking presence.

NONINTEREST EXPENSES -- REAL ESTATE OPERATIONS

     The table below sets forth the revenues and costs attributable to the Company's REO for the periods indicated. The compensatory and legal costs directly associated with the Company's property management and disposal operations are included in the table above in NONINTEREST EXPENSES -- GENERAL AND ADMINISTRATIVE COSTS (dollars are in thousands).

                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                              SEPTEMBER 30,               SEPTEMBER 30,
                                          ----------------------   ---------------------------
                                          1998    1997    CHANGE    1998      1997     CHANGE
                                          -----   -----   ------   -------   -------   -------
Expenses associated with real estate
  operations
     Property taxes.....................  $  --   $  48   $ (48)   $     3   $    90   $   (87)
     Repairs, maintenance and
       renovation.......................    146       7     139        183        38       145
     Insurance..........................     50      58      (8)        91       138       (47)
                                          -----   -----   -----    -------   -------   -------
          Total.........................    196     113      83        277       266        11
Net recoveries from sale of
  properties............................   (826)   (545)   (281)    (2,221)   (1,013)   (1,208)
Property operations, net................     14    (108)    122        (51)     (292)      241
Provision for estimated losses on real
  estate owned..........................     --      50     (50)        15       811      (796)
                                          -----   -----   -----    -------   -------   -------
(Income) loss from real estate owned,
  net...................................  $(616)  $(490)  $(126)   $(1,980)  $  (228)  $(1,752)
                                          =====   =====   =====    =======   =======   =======

     The costs included in the table above (and, therefore, excluded from operating costs (see NONINTEREST EXPENSES -- GENERAL AND ADMINISTRATIVE COSTS)), reflect holding costs directly attributable to the Company's REO.

     Net recoveries from sales of REO represent the difference between the proceeds received from property disposal and the carrying value of such properties upon disposal. Property operations principally include the net operating income (collected rental revenues less operating expenses and certain renovation costs) from foreclosed income properties or receipt, following foreclosure, of similar funds held by receivers during the period the original loan was in default. During the three and nine months ended September 30, 1998, the Company recorded gains on the sale of foreclosed properties, principally two parcels of land. These two liquidations represented the last remaining large real estate owned acquired whose origins pre-date 1995, and the gains realized are not expected to be repeated.

INCOME TAXES

     The Company recorded income tax provisions of $1.6 million and $3.5 million for the three and nine months ended September 30, 1998, respectively, as compared to tax provision of $25,000 and a tax benefit of $1.6 million, recorded during the same periods in 1997. The effective tax rates were 32.1% and 29.4% for the three and nine months ended September 30, 1998, which reflects the benefit of the reduction of deferred tax valuation allowance previously established. At September 30, 1998, $1.4 million of income tax benefits, consisting primarily of net operating loss carryforwards and future tax deductions, remained available for financial statement purposes. The recognition of these accumulated income tax benefits is subject to limitations under GAAP and for regulatory capital purposes. The primary factor affecting the timing and magnitude of recognition of these accumulated income tax benefits is the current and future profitability of the Company. Additionally, no more than 10% of the Bank's regulatory capital can be represented by a deferred tax asset created pursuant to anticipated future utilization of an institution's income tax benefits. Should the Company cease to be profitable, or should the Company record substantial operating losses in the future, all or a portion of the deferred tax asset established to date may need to be reversed.

      FINANCIAL CONDITION, CAPITAL RESOURCES & LIQUIDITY AND ASSET QUALITY

ASSETS

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents at September 30, 1998 and at December 31, 1997 consisted of the following (dollars are in thousands).

                                             SEPTEMBER 30,    DECEMBER 31,
                                                 1998             1997
                                             -------------    ------------
Cash.......................................    $ 22,075         $ 9,520
Federal funds sold.........................     121,700          42,100
                                               --------         -------
                                               $143,775         $51,620
                                               ========         =======

     INVESTMENT SECURITIES

     The table below summarizes the cost basis and estimated fair value of investment securities available-for-sale at September 30, 1998 and at December 31, 1997 (dollars are in thousands).

                                                               GROSS UNREALIZED     ESTIMATED
                                                  AMORTIZED    -----------------      FAIR
                                                    COST       GAINS     LOSSES       VALUE
                                                  ---------    ------    -------    ---------
September 30, 1998..........  U.S. Treasuries      $22,669       10        --        $22,679
December 31, 1997...........  Mutual Fund          $   572        6        --        $   578

     Investment securities are classified as available-for-sale, with both a cost basis and an estimated fair value of $22.7 million at September 30, 1998, had a weighted average yield of 5.22%, and were due in less than one year.

     LOANS RECEIVABLE

GENERAL

     The Company's loan portfolio consists almost exclusively of loans secured by real estate located in Southern California. The table below sets forth the composition of the Company's loan portfolio as of the dates indicated (dollars are in thousands).

                                              SEPTEMBER 30, 1998       DECEMBER 31, 1997
                                             ---------------------    -------------------
                                              BALANCE      PERCENT    BALANCE     PERCENT
                                             ----------    -------    --------    -------
Single family
  Estate(1)..............................    $  311,969      21.5%    $173,764      18.0%
  Conventional...........................       208,681      14.4      222,865      23.0
Income property
  Multi-family...........................       249,609      17.2      225,738      23.2
  Commercial real estate.................       187,075      12.9      111,893      11.6
  Construction...........................        54,088       3.7        7,310       0.8
Land.....................................        82,442       5.7       39,475       4.1
Single family construction
  Individual residences..................       249,611      17.2      107,989      11.2
  Tract development......................        75,989       5.2       68,653       7.1
Other....................................        31,947       2.2        9,698       1.0
                                             ----------     -----     --------     -----
Gross loans receivable(2)................     1,451,411     100.0%     967,385     100.0%
                                                            =====                  =====
Less
  Undisbursed loan funds.................      (238,078)              (108,683)
  Deferred loan fees and credits, net....        (6,791)                (7,177)
  Reserves...............................       (16,160)               (13,274)
                                             ----------               --------
Net loans receivable.....................    $1,190,382               $838,251
                                             ==========               ========

---------------
(1) Generally defined as individual loans with principal balances of more than $1.0 million originated since 1994.

(2) Gross loans receivable includes outstanding balance plus undisbursed commitments.

     The table below sets forth the approximate composition of the Company's gross new loan commitments, net of internal refinances, for the periods indicated in dollars and as a percentage of total loans originated (dollars are in thousands).

                                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                              SEPTEMBER 30, 1998       SEPTEMBER 30, 1998
                                              -------------------      -------------------
              TYPE OF SECURITY                 AMOUNT        %          AMOUNT        %
              ----------------                ---------    ------      ---------    ------
Single family
  Estate....................................  $ 84,200      31.0%      $197,500      27.7%
  Conventional..............................     7,800       2.9         20,600       2.9
Income property
  Multi-family..............................    21,000       7.7         50,900       7.1
  Commercial real estate....................    12,600       4.6         74,200      10.4
  Construction..............................    27,400      10.1         64,200       9.0
Land........................................    18,800       6.9         75,200      10.5
Single family construction
  Individual residences.....................    69,800      25.7        178,200      25.0
  Tract development.........................    29,300      10.8         37,700       5.3
Other.......................................     1,100       0.4         14,500       2.0
                                              --------     -----       --------     -----
                                              $272,000     100.0%      $713,000     100.0%
                                              ========     =====       ========     =====

ASSET QUALITY

     NONACCRUAL AND TROUBLED DEBT RESTRUCTURED LOANS

     The Company places loans on nonaccrual status when (1) they become 30 or more days delinquent or (2) management believes that, with respect to performing loans, continued collection of principal and interest from the borrower is not reasonably assured.

     The following table provides information regarding the Company's nonaccrual loans as of the dates indicated (dollars are in thousands).

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 1998             1997
                                                             -------------    ------------
Loans past due 90 days or more.............................     $14,446         $10,793
Loans past due 30-89 days..................................      11,738           4,435
Other nonaccrual loans.....................................       1,900             168
                                                                -------         -------
          Total(1).........................................     $28,084         $15,396
                                                                =======         =======
Reserves to loans past due 90 days or more.................       111.9%          123.0%
Reserves to total nonaccrual loans.........................        57.5%           86.2%

---------------
(1) Includes $5.5 million and $0.5 million of troubled debt restructured loans ("TDRs") at September 30, 1998 and December 31, 1997, respectively. Excludes $31.0 million and $29.1 million of TDRs which were performing in accordance with their modified terms at September 30, 1998 and December 31, 1997, respectively.

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

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 1998             1997
                                                             -------------    ------------
Real estate owned, net.....................................   $    2,178        $  9,859
Nonperforming loans(1).....................................       14,446          10,793
                                                              ----------        --------
Total nonperforming assets.................................       16,624          20,652
Other delinquent loans(2)..................................       11,738           4,435
Performing loans classified substandard(3).................       39,715          36,013
                                                              ----------        --------
Total classified assets....................................   $   68,077        $ 61,100
                                                              ==========        ========
Classified loans(4)........................................   $   65,899        $ 51,241
                                                              ==========        ========
Loans receivable(5)........................................   $1,222,702        $851,525
                                                              ==========        ========
Reserves on loans
  Specific.................................................   $    4,527        $  3,878
  General..................................................       11,633           9,396
                                                              ----------        --------
                                                              $   16,160        $ 13,274
                                                              ==========        ========
Total reserves to loans receivable.........................          1.3%            1.6%
Total reserves to classified loans.........................         24.5%           25.9%
Total reserves to nonperforming loans......................        111.9%          123.0%
Gross nonperforming assets to total assets.................          1.2%            2.2%

---------------

(1) Loans 90 days or more delinquent. All such loans are on nonaccrual status.

(2) Loans 30 to 89 days delinquent. All such loans are on nonaccrual status.

(3) Includes $1.9 million and $0.2 million of performing loans on nonaccrual status at September 30, 1998 and at December 31, 1997, respectively.

(4) Includes $28.1 million and $15.4 million of nonaccrual loans at September 30, 1998, and at December 31, 1997, respectively.

(5) Loans receivable are exclusive of the allowance for credit losses.

     The carrying value of nonperforming assets (i.e., real estate owned and loans 90 days or more delinquent) decreased to $16.6 million, or 1.2% of total assets, at September 30, 1998, from $20.7 million, or 2.2% of total assets, at December 31, 1997.

     The table below sets forth information concerning the Company's total classified loans as of September 30, 1998 (dollars are in thousands).

                                                          CLASSIFIED LOANS
                                         --------------------------------------------------
                                                                  OTHER          PERFORMING
                                         NONPERFORMING(1)    DELINQUENCIES(2)      LOANS        TOTAL
                                         ----------------    ----------------    ----------    -------
Single family
  Estate...............................      $ 7,902             $ 7,560          $20,237      $35,699
  Conventional.........................        2,446               2,346           11,760       16,552
Income property
  Multi-family.........................           --               1,063              784        1,847
  Commercial real estate...............        2,000                  --               --        2,000
  Construction.........................           --                  --               --           --
Land...................................           --                  --               --           --
Single family construction
  Individual residences................        2,098                 769            1,089        3,956
  Tract development....................           --                  --            4,847        4,847
Other..................................           --                  --              998          998
                                             -------             -------          -------      -------
          Total........................      $14,446             $11,738          $39,715      $65,899
                                             =======             =======          =======      =======

---------------
(1) Loans 90 days or more delinquent. All such loans are on nonaccrual status.

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

     The table below sets forth the general and specific reserves for the Company's loan portfolio as of September 30, 1998 (dollars are in thousands).

                                                               LOANS
                                                      ------------------------
                                                      PERFORMING    DELINQUENT     TOTAL
                                                      ----------    ----------    -------
Specific reserves...................................   $ 3,243        $1,284      $ 4,527
General reserves....................................    11,308           325       11,633
                                                       -------        ------      -------
          Total.....................................   $14,551        $1,609      $16,160
                                                       =======        ======      =======
Percentages
% of total reserves to gross investment.............       1.2%          6.1%         1.3%
% of general reserves to gross investment...........       0.9%          1.2%         1.0%

     The table below summarizes the activity of the Company's reserves for the periods indicated (dollars are in thousands).

                                         THREE MONTHS ENDED        NINE MONTHS ENDED
                                           SEPTEMBER 30,             SEPTEMBER 30,
                                       ----------------------    ----------------------
                                          1998         1997         1998         1997
                                       ----------    --------    ----------    --------
Loans
Average loans outstanding............  $1,146,124    $749,531    $1,020,795    $722,126
                                       ==========    ========    ==========    ========
Reserve balance at beginning of
  period.............................  $   14,541    $ 12,381    $   13,274    $ 13,515
Provision for credit losses..........       1,950       1,500         5,185       3,739
Charge-offs:
  Single family
     Estate..........................        (170)         --          (170)         --
     Conventional....................        (156)       (349)         (891)     (2,705)
  Income property
     Multi-family....................          (5)       (279)       (1,038)     (1,135)
     Commercial real estate..........          --          --          (200)         --
  Other..............................          --          --            --         (11)
  Land...............................          --          --            --        (150)
                                       ----------    --------    ----------    --------
          Total charge-offs..........        (331)       (628)       (2,299)     (4,001)
                                       ----------    --------    ----------    --------
Balance at end of period.............  $   16,160    $ 13,253    $   16,160    $ 13,253
                                       ==========    ========    ==========    ========
Ratio of net charge-offs to average
  loans outstanding during the
  period.............................         0.0%        0.1%          0.2%        0.6%
Real estate owned
  Reserve balance at beginning of
     period..........................  $       12    $  9,377    $    2,563    $ 11,871
Provision for credit losses..........          --          50            15         811
Charge-offs..........................         (12)       (305)       (2,578)     (3,560)
                                       ----------    --------    ----------    --------
Balance at end of period.............  $       --    $  9,122    $       --    $  9,122
                                       ==========    ========    ==========    ========

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

                                                                      DECEMBER 31, 1997
                                          SEPTEMBER 30, 1998        ----------------------
                                       -------------------------               PERCENT OF
                                                    PERCENT OF                 RESERVES TO
                                                   RESERVES TO                    TOTAL
                                                  TOTAL LOANS(1)                LOANS(1)
                                       BALANCE     BY CATEGORY      BALANCE    BY CATEGORY
                                       -------    --------------    -------    -----------
Single family
  Estate.............................  $ 3,738         1.2%         $ 1,975        1.1%
  Conventional.......................    3,571         1.7%           4,696        2.1%
Income property
  Multi-family.......................    1,136         0.5%           2,000        0.9%
  Commercial real estate.............    3,566         1.9%           2,252        2.0%
  Construction.......................      189         0.3%              10        0.1%
Land.................................      334         0.4%             162        0.4%
Single family construction
  Individual residences..............      783         0.3%             503        0.5%
  Tract development..................      950         1.3%             807        1.2%
Other................................      464         1.5%             226        2.3%
Unallocated..........................    1,429          --%             643         --%
                                       -------                      -------
                                       $16,160         1.1%         $13,274        1.4%
                                       =======                      =======

---------------
(1) Percent of reserves to gross loan commitments, which include undisbursed commitments.

     The table below summarizes reserves at the dates indicated for each of the REO by type of property (dollars are in thousands).

                                                  SEPTEMBER 30, 1998         DECEMBER 31, 1997
                                               ------------------------   ------------------------
                                                            PERCENT OF                 PERCENT OF
                                                            RESERVES TO                RESERVES TO
                                                             TOTAL REO                  TOTAL REO
                                               PROPERTIES   BY CATEGORY   PROPERTIES   BY CATEGORY
                                               ----------   -----------   ----------   -----------
Single family
  Conventional...............................      $--            %         $1,523        19.8%
Income property
  Multi-family...............................      --             %             18         0.8%
Land.........................................      --             %          1,022        43.2%
Unallocated
                                                   --                       ------
                                                   $--            %         $2,563        20.6%
                                                   ==                       ======

     REAL ESTATE OWNED

     Real estate acquired in satisfaction of loans is transferred from loans to properties at estimated fair values, less any estimated disposal costs. The difference between the fair value of the real estate collateral and the loan balance at the time of transfer is recorded as a loan charge-off. Any subsequent declines in the fair value of the properties after the date of transfer are recorded through the establishment of, or additions to, specific reserves. Recoveries and losses from the disposition of properties are also included in NONINTEREST EXPENSES -- REAL ESTATE OPERATIONS.

     The table below summarizes the composition of the Company's REO at the dates indicated (dollars are in thousands).

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 1998             1997
                                                             -------------    ------------
Single family
  Conventional.............................................     $1,574           $7,695
Income property
  Multi-family.............................................        604            2,362
Land.......................................................         --            2,365
                                                                ------           ------
Gross investment(1)........................................      2,178           12,422
Allowance for estimated losses.............................         --           (2,563)
                                                                ------           ------
Net investment.............................................     $2,178           $9,859
                                                                ======           ======

---------------
(1) Fair value of collateral at foreclosure, plus post-foreclosure capitalized costs.

SOURCES OF FUNDS

     GENERAL

     The Company's principal sources of funds in recent years have been deposits obtained on a retail basis through its branch offices and, to a lesser extent, advances from the FHLB. In addition, funds have been obtained from maturities and repayments of loans and securities, and sales of loans, securities and other assets, including real estate owned.

     DEPOSITS

     Total deposits at September 30, 1998, were $994.9 million, an increase from $799.5 million at December 31, 1997.

     The table below summarizes the balances by original term, weighted average interest rates ("WAIR") and weighted average remaining maturities in months ("WARM") for the Company's deposits at the dates indicated (dollars are in thousands).

                                        SEPTEMBER 30, 1998          DECEMBER 31, 1997
                                     ------------------------    ------------------------
            DESCRIPTION              BALANCE     WAIR    WARM    BALANCE     WAIR    WARM
            -----------              --------    ----    ----    --------    ----    ----
Transaction accounts...............  $144,159    2.87%    --     $105,812    2.44%    --
Certificates of deposit
  7 day maturities.................    37,494    4.42%    --       42,907    4.43%    --
  Less than 6 months...............   154,163    5.43%     3       35,418    5.57%     2
  6 months to 1 year...............   555,796    5.70%     6      456,072    5.80%     8
  1 year to 2 years................    32,485    5.63%    11      146,674    5.74%     7
  Greater than 2 years.............    70,835    5.82%     9       12,618    5.45%    13
                                     --------                    --------
Total..............................  $994,932    5.21%     5     $799,501    5.26%     6
                                     ========                    ========

     FHLB ADVANCES

     The Company has a credit line with the FHLB with a maximum advance of up to 35% of total assets. The FHLB system functions as a source of credit to savings institutions which are members. Advances are typically secured by the Company's mortgage loans and the capital stock of the FHLB owned by the Company. Subject to the FHLB's advance policies and requirements, these advances can be requested for any business purpose in which the Company is authorized to engage. In granting advances, the FHLB considers a member's creditworthiness and other relevant factors. The table below sets forth certain information regarding the Company's FHLB advances (dollars are in thousands)

                                                                          REMAINING
                                                           ORIGINAL         TERM          WEIGHTED
                                                             TERM      ---------------    AVERAGE
                                     NUMBER    BALANCE      YEARS      YEARS    MONTHS      RATE
                                     ------    --------    --------    -----    ------    --------
September 30, 1998.................    7       $264,000     5 & 10       5        7         5.18%
December 31, 1997..................    1         40,000          1                6         5.95%

     Each of the Company's advances outstanding at September 30, 1998, contain an option by the FHLB which allows them to call in the advance prior to maturity, subject to an initial non-callable period of two to five years from origination.

     SENIOR NOTES

     On December 31, 1997, the Company completed the issuance of $40.0 million of Senior Notes due 2004. These notes bear an interest rate of 12.5%, and are callable after December 31, 2002. Interest is required to be paid semiannually at the stated interest rate.

STOCKHOLDERS' EQUITY; REGULATORY CAPITAL

     The Company's capital consists of common stockholders' equity, which at September 30, 1998, amounted to $79.0 million and represented 5.7% of the Company's total assets.

     The following table summarizes the regulatory capital requirements under the Home Owners' Loan Act ("HOLA") for the Bank at September 30, 1998. As indicated in the table, the Bank's capital levels exceed all three of the currently applicable minimum HOLA capital requirements (dollars are in thousands).

                                    TANGIBLE CAPITAL        CORE CAPITAL       RISK-BASED CAPITAL
                                   ------------------    ------------------    -------------------
                                    BALANCE       %       BALANCE       %       BALANCE       %
                                   ----------    ----    ----------    ----    ---------    ------
Stockholders' equity(1)..........  $   94,752            $   94,752            $ 94,752
Adjustments
  General reserves...............          --                    --              11,633
  Unrealized (gains) losses,
     net.........................          --                    --                  --
                                   ----------    ----    ----------    ----    --------     -----
Regulatory capital...............      94,752    6.92%       94,752    6.92%    106,385     10.90%
Required minimum.................      20,551    1.50        41,103    3.00      78,052      8.00
                                   ----------    ----    ----------    ----    --------     -----
Excess capital...................  $   74,201    5.42%   $   53,649    3.92%   $ 28,333      2.90%
                                   ==========    ====    ==========    ====    ========     =====
Adjusted assets(2)...............  $1,370,097            $1,370,097            $975,654
                                   ==========            ==========            ========

---------------
(1) Reflects capital contributions totaling $12.0 million from the parent company made during 1998

(2) The term "adjusted assets" refers to the term "adjusted total assets", as defined in 12 C.F.R. Section 567.1(a), for purposes of tangible and core capital requirements, and for purposes of risk-based capital requirements, refers to the term "risk-weighted assets", as defined in 12 C.F.R. Section 567.1(d).

     As of September 30, 1998, the most recent notification from the OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. The Bank's actual capital amounts and ratios and the capital amounts and ratios required in order for an institution to be "well capitalized" and "adequately" capitalized are presented in the table below (dollars are in thousands).

                                                            TO BE CATEGORIZED AS
                                                                 ADEQUATELY          TO BE CATEGORIZED AS
                                                                 CAPITALIZED           WELL CAPITALIZED
                                                                UNDER PROMPT             UNDER PROMPT
                                                                 CORRECTIVE               CORRECTIVE
                                            ACTUAL            ACTION PROVISIONS        ACTION PROVISIONS
                                      ------------------    ---------------------    ---------------------
                                       AMOUNT     RATIOS     AMOUNT       RATIOS      AMOUNT       RATIOS
                                      --------    ------    ---------    --------    ---------    --------
AS OF SEPTEMBER 30, 1998
  Total Capital
  (to Risk Weighted Assets).........  $106,385    10.90%     $78,052       8.00%      $97,565       10.00%
  Core Capital
  (to Adjusted Tangible Assets).....    94,752     6.92%      41,103       3.00%       68,505        5.00%
  Tangible Capital
  (to Adjusted Tangible Assets).....    94,752     6.92%      20,551       1.50%          N/A         N/A
  Tier 1 Capital
  (to Risk Weighted Assets).........    94,752     9.70%         N/A        N/A        58,539        6.00%
AS OF DECEMBER 31, 1997
  Total Capital
  (to Risk Weighted Assets).........  $ 78,454    11.48%     $54,679       8.00%      $68,349       10.00%
  Core Capital
  (to Adjusted Tangible Assets).....    69,900     7.55%      27,773       3.00%       46,289        5.00%
  Tangible Capital
  (to Adjusted Tangible Assets).....    69,900     7.55%      13,887       1.50%          N/A         N/A
  Tier 1 Capital
  (to Risk Weighted Assets).........    69,900    10.23%         N/A        N/A        41,009        6.00%

     The OTS has authority, after an opportunity for a hearing, to downgrade an institution from "well capitalized" to "adequately capitalized" or to subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower category, if the OTS deems such action to be appropriate as a result of supervisory concerns.

CAPITAL RESOURCES AND LIQUIDITY

     The parent company had $0.7 million of cash on hand and $22.7 million in short-term securities, at September 30, 1998. The parent company is a holding company with no significant business operations outside of the Bank. Its requisite obligations in relation to its debt and operations are primarily dependent upon dividends from the Bank, the payment of which is subject to the requirements of applicable laws and regulations.

     The Company's liquidity position refers to the extent to which the Company's funding sources are sufficient to meet its current and long-term cash requirements. Federal regulations currently require a savings association to maintain a monthly average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances, and specified United States Government, state or federal agency obligations) equal to 4.0% of the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar quarter. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4.00% to 10.00% of such accounts and borrowings depending upon economic conditions and the deposit flows of member associations. Monetary penalties may be imposed for failure to meet this liquidity ratio requirement. The Company's liquidity for the calculation period ended September 30, 1998 was 10.1%, which exceeded the applicable minimum requirements.

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

YEAR 2000 COMPLIANCE

     The following constitutes a "Year 2000 Readiness" disclosure under the Year 2000 Information and Readiness Disclosure Act.

     The Year 2000 issue arises because many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If a bank does not resolve problems related to the Year 2000 issue, computer systems may incorrectly compute payment, interest or delinquency information. In addition, because payment and other important data systems are linked by computer, if the banks or other third parties with which the Company conducts ongoing operations do not resolve this potential problem in time, the Company may experience significant data processing delays, mistakes or failures. These delays, mistakes or failures may have a significant adverse impact on the financial condition, results of operations and cash flows of the Company.

     The Company, however, has adopted, and is implementing, a plan to address the Year 2000 issue. The plan includes the assessment of all internal systems, programs and data processing applications (with respect to the Company, including the new applications which are integral to the conversion of its computer-based systems), as well as those provided to the Company by third-party vendors. The Company has recently completed the process of converting from an outsourced, host-based system to an in-house client-server computer system. The Company no longer relies on any third-party provider for loan or deposit accounting. The Company currently is performing its own Year 2000 testing by creating a database that will roll forward systematically until the in-house computer systems process data into what it believes is early 2000. Additionally, in reviewing its most likely worst case scenarios, the Company has begun establishing contingency plans that will provide for alternative methods of conducting business for critical functions. These plans will be completed by year end 1998.

     The Company has conducted an extensive review of all of its critical third party service providers' Year 2000 compliance efforts and identified certain providers that require additional examination. In the process, the Company identified six critical core data systems that are third party supported or developed. Five of these providers have asserted that their systems are compliant with the sixth core data system expected to be compliant by December 1998.

     The Company has also has identified fifteen critical service providers (non-data service related) of which two have asserted that they are Year 2000 compliant and seven have indicated they will be so by mid-1999. The company is developing contingency plans for business continuity for all critical functions. While the Company has received assurances from vendors as to compliance, such assurances are not guarantees and may not be enforceable.

     The Company, through the Bank, extends principally all of its credit on a real estate-secured basis. The Company's primary source of repayment is by cash flow of the borrower, although the underlying real estate collateral is the ultimate security. The Company has approximately 2,400 loans within its portfolio of assets and has begun Year 2000 assessments on the portfolio, beginning with an assessment of larger commercial income property loans (greater than $3.0 million). Within this first priority assessment group, the Company has identified eighteen loans, totaling approximately $110.0 million, and have a contractual maturity beyond December 31, 1999. Because these loans have an ongoing business operations aspect, the Company believes that they may be more susceptible to Year 2000 concerns. The Company has not yet taken steps to assess such borrowers' Year 2000 compliance. If the borrowers fail to be Year 2000 compliant, the Company cannot at this time determine whether such noncompliance would affect their ability to service their debt obligation. The Company continues to assess its exposure related to larger borrowers (those with loans over $3.0 million) that may be adversely impacted by Year 2000 issues and expects to complete its assessment of such borrowers by June 1999.

     Additionally, the Company has added a Year 2000 assessment as a component to its internal review process of the remainder of its existing loan portfolio, including smaller (less than $3.0 million) loans, and expects to complete its assessment of all borrowers by June 1999. The Company cannot at this time determine if any borrower's failure to be Year 2000 compliant will affect their ability to service their debt obligation. In all such instances, the credit extended to these borrowers is collateralized by real estate, which inherently minimizes the Company's exposure. In general, the Company does not believe that any Year 2000 issues will materially affect the Company's products, services or competitive conditions.

     Expense incurred and to be incurred by the Company to ensure Year 2000 compliance is substantially integrated and included with the expense associated with the conversion of its computer-based systems. In addition, the Company does not believe that the cost of addressing Year 2000 issues is a material event. The Company anticipates incurring approximately $3.3 million in costs related to data processing conversions and the implementation of the Company's Year 2000 plan. Approximately $1.2 million of such costs are expected to be expensed during 1998 while approximately $2.1 million of such costs are expected to be capitalized and expensed over a three-year period.

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

     The following table sets forth information concerning sensitivity of the Company's interest-earning assets and interest-bearing liabilities as of September 30, 1998. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual maturities of the assets and liabilities, except that adjustable-rate loans are included in the period in which they are first scheduled to adjust and not in the period in which they mature. Such assets and liabilities are classified by the earlier of maturity or repricing date (dollars are in thousands).

                                            OVER THREE   OVER SIX     OVER ONE
                                  THREE      THROUGH      THROUGH       YEAR        OVER
                                  MONTHS       SIX        TWELVE      THROUGH       FIVE
                                 OR LESS      MONTHS      MONTHS     FIVE YEARS    YEARS       TOTAL
                                 --------   ----------   ---------   ----------   --------   ----------
INTEREST-EARNING ASSETS
  Cash and cash
     equivalents(1)............  $143,775    $     --    $      --   $      --    $     --   $  143,775
  Investments and FHLB Stock...    35,992          --           --          --          --       35,992
  Loans(2).....................   783,250     248,083       32,193      29,088     120,719    1,213,333
                                 --------    --------    ---------   ---------    --------   ----------
          Total
            interest-earning
            assets.............  $963,017    $248,083    $  32,193   $  29,088    $120,719   $1,393,100
                                 ========    ========    =========   =========    ========   ==========
INTEREST-BEARING LIABILITIES
  Deposits
     Transaction accounts......  $144,149    $     --    $      --   $      --    $     --   $  144,149
     Certificates of deposit...    37,504     154,163      555,796     103,320          --      850,783
  FHLB advances................        --          --           --     215,000      49,000      264,000
  Senior Notes.................        --          --           --          --      40,000       40,000
                                 --------    --------    ---------   ---------    --------   ----------
          Total
            interest-bearing
            liabilities........  $181,653    $154,163    $ 555,796   $ 318,320    $ 89,000   $1,298,932
                                 ========    ========    =========   =========    ========   ==========
  Interest rate sensitivity
     gap.......................  $781,364    $ 93,920    $(523,603)  $(289,232)   $ 31,719   $   94,168
  Cumulative interest rate
     sensitivity gap...........   781,364     875,284      351,681      62,449      94,168       94,168
  Cumulative interest rate
     sensitivity gap as a
     percentage of total
     interest-earning assets...      56.1%       62.8%        25.2%        4.5%        6.8%         6.8%

---------------
(1) Excludes noninterest-earning cash balances.

(2) Loans include $28.1 million of nonaccrual loans, and are exclusive of loan loss reserves.

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

     Presented below, as of June 30, 1998, is an analysis of the Bank's MV interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of 200 and 400 basis point increments in market interest rates (dollars are in thousands).

                           MARKET VALUE
                  ------------------------------
CHANGE IN RATES   $ AMOUNT   $ CHANGE   % CHANGE
---------------   --------   --------   --------
+400 bp....       $113,909   $(10,971)   (8.79%)
+200 bp....        124,139       (741)   (0.59%)
0 bp.......        124,880         --       --%
-200 bp....        117,885     (6,995)   (5.60%)
-400 bp....        114,205    (10,675)   (8.55%)

     The Bank's overall improvement in its sensitivity to changes in market rates from the period ended December 31, 1997 to June 30, 1998, is principally attributable to an increase in its interest-earning assets with repricing frequencies of three months or less, which have been supported by longer term interest-bearing liabilities. The effect of these two actions has been a moderation in the Bank's sensitivity to significant changes in market rates.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Bank is a defendant in an action entitled Takaki vs. Hawthorne Savings and Loan Association, filed in the Superior Court of the State of California, Los Angeles, as Case No. YC021815. The plaintiffs were owners of real property which they sold in early 1992 to a third party. The Bank provided escrow services in connection with the transaction. A substantial portion of the consideration paid to the plaintiffs took the form of a deed of trust secured by another property then owned by an affiliate of the purchaser. The value of the collateral securing this deed of trust ultimately proved to be inadequate. The plaintiffs alleged that the Bank knew, or should have known, that the security for the plaintiffs' loan was inadequate and should have so advised them. In late June 1997, a trial jury found for the plaintiffs and awarded compensatory and punitive damages totaling $9.1 million. In late July 1997, the trial judge reduced the combined award to $3.3 million. The trial court's judgment was appealed. On July 21, 1998 the Court of Appeal reversed the jury's findings on two of the three causes of action alleged by the plaintiffs, upholding only the trial jury's finding that the Bank's escrow department was negligent in failing to provide copies of escrow amendments to the plaintiff's real estate broker. In rendering its opinion, the Court of Appeals also reversed the jury's findings of compensatory and punitive damages, with instructions to the trial court to retry the matter to determine the amount of damages, if any, attributable to the Bank on the sole issue of negligence. A hearing to schedule a new trial date will be held in November, 1998. Management believes that the amount of damages, if any, attributable to the Bank in this matter will be insignificant.

     The Company is involved in a variety of other litigation matters. In the opinion of management, none of these cases will have a materially adverse effect on the Bank's or the Company's financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES -- NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES -- NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- NONE

ITEM 5. OTHER INFORMATION -- NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     1. Reports on Form 8-K -- None

     2. Other required exhibits -- Exhibit 27.1 -- Financial Data Schedule

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HAWTHORNE FINANCIAL CORPORATION

Dated November 13, 1998                   /s/ NORMAN A. MORALES
                                          --------------------------------------
                                                Norman A. Morales
                                             Executive Vice President and
                                             Chief Financial Officer

Dated November 13, 1998                   /s/ H. MELISSA LANFRE
                                          --------------------------------------
                                                H. Melissa Lanfre
                                             Vice President and
                                             Principal Accounting Officer