Form 10-K
period 1998-12-31
HAWTHORNE FINANCIAL CORP
filed 1999-03-31
CIK 46267

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          FOR THE TRANSITION PERIOD FROM             TO             .

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

     As of February 26, 1999, the aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $59,930,750.25 (based upon the last reported sales price of the Common Stock as reported by the Nasdaq National Market). Shares of Common Stock held by each executive officer, director, and shareholders with beneficial ownership of greater than 10% of the outstanding Common Stock of the registrant and persons or entities known to the registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of Common Stock, par value $0.01 per share, of the Registrant outstanding as of February 26, 1999 was 5,212,113 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Annual Report incorporates by reference portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant's 1999 Annual Meeting of Stockholders.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        HAWTHORNE FINANCIAL CORPORATION
                           ANNUAL REPORT ON FORM 10K

                                                                           PAGE
                                                                           ----
                                     PART I.
   ITEM 1.   Business....................................................    1
             General.....................................................    1
             Background..................................................    2
             New Business Generation.....................................    3
             Interest Rate Risk Management...............................   24
             Regulatory Matters..........................................   25
             Taxation....................................................   32
             Employees...................................................   33
             Risk Factors................................................   33
   ITEM 2.   Properties..................................................   38
   ITEM 3.   Legal Proceedings...........................................   39
   ITEM 4.   Submission of Matters to a Vote of Security Holders.........   39
   ITEM 4A.  Executive Officers..........................................   39

                                     PART II.
   ITEM 5.   Market for Registrant's Common Stock and Related Stockholder
             Matters.....................................................   40
   ITEM 6.   Selected Financial Data.....................................   41
   ITEM 7.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................   43
             Operating Results...........................................   43
             Financial Condition, Capital Resources & Liquidity..........   51
   ITEM 7A.  Quantitative and Qualitative Disclosure About Market
             Risks.......................................................   54
   ITEM 8.   Financial Statements and Supplementary Data.................   55
   ITEM 9.   Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................   55

                                    PART III.
   ITEM 10.  Directors and Executive Officers of the Registrant..........   56
   ITEM 11.  Executive Compensation......................................   56
   ITEM 12.  Security Ownership of Certain Beneficial Owners and
             Management..................................................   56
   ITEM 13.  Certain Relationships and Related Transactions..............   56

                                     PART IV.
   ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form
             8-K.........................................................   56

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

                                    PART I.

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

HAWTHORNE SAVINGS

     Hawthorne Savings is a federally chartered stock savings bank (referred to in applicable statutes and regulations as a "savings association") incorporated and licensed under the laws of the United States. The Bank is a member of the Federal Home Loan Bank of San Francisco ("FHLB"), which is a member bank of the Federal Home Loan Bank System. The Bank's deposit accounts are insured up to the $100,000 maximum amount currently allowable under federal laws by the Savings Association Insurance Fund ("SAIF"), which is a separate insurance fund administered by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is subject to examination and regulation by the Office of Thrift Supervision ("OTS") and the FDIC. Hawthorne Savings is further subject to regulations of the Board of Governors of the Federal Reserve System ("FRB") concerning reserves required to be maintained against deposits and certain other matters.

     The Company is a financial services company specializing in originating real estate-secured loans in market niches which generally provide higher yields of return and greater growth potential than the more traditional products offered by most providers of mortgage loans. The Company generally seeks to originate real estate-secured loans in which it can charge a premium price for prompt, efficient execution and for tailoring the terms of its loans to meet the objectives of both the Company and the borrower. Further the Company seeks to originate a relatively limited number of high-balance loans in order to provide reasonable leverage to its fixed loan origination cost structure. The Company focuses primarily on originating (1) loans secured by fee interests in real estate located throughout Southern California, including, (2) loans secured by multi-family residential and commercial real estate, (3) loans for the acquisition of land and construction or renovation of income-producing improvements, and (4) loans for the construction of individual and tracts of single-family residential homes and the acquisition and development of land for the construction of such homes. The Company funds its lending activities primarily with retail deposits obtained through the Bank's branch system. At December 31, 1998, the Company had assets of $1.41 billion, deposits of $1.02 billion and stockholders' equity of $81.4 million.

     In connection with its principal business activities, the Company generates revenues from the interest and fees charged to borrowers and, to a much lesser extent, the interest earned on its portfolio of liquid investments. The Company's costs include primarily interest paid to depositors and to other providers of borrowed funds, and general and administrative expenses.

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

     At December 31, 1998, the Bank met and exceeded all three regulatory capital requirements, with ratios of core capital to total assets of 7.65%, core capital to risk-weighted assets of 10.10%, and total capital to risk-weighted assets of 11.10%. Based on the foregoing, the Bank qualified as a "well capitalized" institution under the prompt corrective action rules of the OTS.

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

     In mid-1993, the Board of Directors hired a new President and Chief Executive Officer, Mr. Scott Braly, who in turn hired a full complement of professionals experienced in troubled asset resolution, retail banking, and the core operations of a financial services company. The Company's new management undertook and completed a comprehensive restructuring of all of the Company's operations, including the following principal initiatives:

     - The Bank's branch system was reduced through sales and consolidations from 19 locations at December 31, 1993, with average deposits of $43.7 million per branch, to 6 locations, with average deposits of $169.9 million per branch, at December 31, 1998.

     - Troubled and nonperforming assets were resolved, largely through foreclosure of the Company's collateral and the subsequent construction or renovation and retail disposition of foreclosed properties, which reduced the Company's nonperforming assets to $17.1 million at December 31, 1998 from $151.2 million at December 31, 1993. During the six-year period ending December 31, 1998, the Company acquired real-estate via foreclosure with values at the time of each foreclosure totaling $272.2 million. Post-foreclosure investments for construction and renovation totaled an additional $58.6 million.

     - The Bank's regulatory core capital, which had declined to $23.6 million by September 30, 1995 (or 3.28% of total assets), was supplemented by a combination of (1) proceeds raised in December 1995 from the issuance of $27.2 million of high-cost debt and preferred stock, (2) proceeds raised in December 1997 from the issuance of $40.0 million of market-rate Senior Notes (with $27.2 million of such proceeds applied to repay in full the high-cost debt and preferred stock issued in December 1995), (3) net proceeds of $27.6 million raised in July 1998 from the issuance of approximately 2.0 million of the Company's common shares, and (4) accumulated earnings since 1995, which together increased the Bank's regulatory core capital to $108.7 million at December 31, 1998.

     - Distinctive and tightly-focused long-term strategies designed to re-establish the Company as a prominent provider of real estate-secured credit throughout Southern California were developed and implemented, which initiatives included the hiring of and support for a full complement of lending professionals, which produced loan commitment volumes of $964.6 million, $495.0 million and $332.3 million for 1998, 1997 and 1996, respectively.

     The successful implementation of these and related initiatives has produced a return to, and consistent growth in, the Bank's and the Company's profitability. See NEW BUSINESS GENERATION and ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

NEW BUSINESS GENERATION

LENDING ACTIVITIES

     General. The Company's principal asset-related business activity involves the origination of loans secured by fee interests in real estate located throughout Southern California. In each of its financing businesses, the Company seeks to originate loans across the full spectrum of potential risk and reward. Accordingly, the Company is often able to charge a premium price for highly efficient and responsive transaction execution, for tailoring the terms and conditions of such loans to meet the transaction-specific objectives of both the Company and the borrower, and for accepting on occasion a relatively high borrower risk profile. Since the beginning of 1995, the Company has emphasized the origination of (1) permanent loans secured by single family residential property, primarily very large, custom homes and unique estates ("Single
Family -- Estate Loans"), (2) loans for the construction of individual, custom homes and the acquisition of land for the construction of such homes ("Single Family Construction -- Single Residence Loans"), (3) term loans secured by apartment buildings ("Income Property -- Multi-family loans") and commercial real estate ("Income Property -- Commercial Loans"), (4) loans for the construction of apartment buildings and commercial real estate ("Income Property Development Loans"), and (5) loans for the construction of tracts of single family residential homes and the acquisition and initial development of land for the construction of such homes ("Single Family Construction -- Tract Loans"). The Company also originates a very modest volume of conventional single family-secured loans ("Single Family -- Conventional Loans").

     The Company's current loan origination activities are governed by established policies and procedures appropriate to the risks inherent to the types of collateral and borrowers financed by the Company. The Company's primary competitive advantages, which include (1) a willingness and competence to tailor the terms and conditions of individual transactions to accommodate both the borrower's and the Company's transaction-specific objectives, (2) a strategy of holding in portfolio virtually all new loan originations, and (3) highly effective, efficient and responsive transaction execution, are consistent with the Company's relatively flat organizational structure and its reliance upon relatively few, highly-skilled lending professionals (including loan officers, loan underwriters, processors and funders, in-house appraisers, and in-house legal staff). Management believes that this combination of competitive, organizational and strategic distinctions contribute to the Company's success in attracting new business and in its ability to receive a return believed by management to be commensurate with the inherent and transaction-specific risks assumed and value added to customers.

     The Company extends credit pursuant to a comprehensive lending policy tailored to the specific attributes of the Company's lending activities. The Company's lending policy establishes requirements and defines parameters covering loan applications, borrower financial information and legal and corollary agreements which support the vesting of title to the Company's collateral, title policies, fire and extended liability coverage casualty insurance, credit reports, and other necessary documents to support each extension of credit. The real property collateral which secures the Company's loans is appraised by either an independent fee appraiser or by one of the Company's staff appraisers. All independent fee appraisals are reviewed by the Company's staff appraisers and the Company's Chief Appraiser. With few exceptions, the Company's in-house legal staff either prepares or reviews all of the principal legal documents which support each extension of credit.

     The Company seeks to originate relatively few in number, high-dollar balance loans within each of its lending businesses, with the exception of Single Family Conventional loans. This strategy affords the Company the opportunity to leverage its fixed origination costs, which primarily consist of a relatively few, highly-skilled professionals, to a greater extent than would typically be possible in many mortgage lending operations. Accordingly, the Company's "house limit", applicable to individual financing transactions or to multiple loans with affiliated borrowers (as defined in applicable federal regulations), is higher than for many other regulated financial institutions. Since early 1998, the Company's "house limit" amounted to 70% of the

Bank's legal lending limit (or $12.5 million at December 31, 1998), except for special purpose commercial real estate loans, with respect to which the Company's "house limit" is $5.0 million. Loan commitments below the Company's "house limit" are approved by the Chief Executive Officer and reported to the full Board of Directors subsequent to their funding. Loans in excess of the Company's "house limit" and up to the Bank's legal lending limit ($17.9 million at December 31, 1998) require submission to the Credit Committee of the Bank's Board of Directors prior to their funding.

     Each of the Company's principal financing activities is discussed in the sections which follow. In this discussion, the Company's effective loan yield is calculated by aggregating (1) the coupon interest rate, plus the annualized, amortized effect of (2) loan origination modification and extension fees, (3) fees paid to mortgage brokers, and (4) loan origination costs deferred under generally accepted accounting principles. Such yields exclude the effect of exit and release fees, and prepayment penalties (in each instance, these fees are recognized as revenue only when received in cash and are included with non-interest revenues in the Company's financial statements), and exclude the effect of upward adjustments to low, introductory coupon interest rates offered in connection with certain of the Company's Estate Loans.

     The following table sets forth information concerning the composition of the Company's loan portfolio, and the percentage of the loan portfolio represented by each type of loan, as of the dates indicated (dollars are in thousands).

                                                                            DECEMBER 31,
                                     -------------------------------------------------------------------------------------------
                                             1998                     1997                   1996                   1995
                                     ---------------------    --------------------    -------------------    -------------------
                                      BALANCE      PERCENT     BALANCE     PERCENT    BALANCE     PERCENT    BALANCE     PERCENT
                                     ----------    -------    ---------    -------    --------    -------    --------    -------
SINGLE FAMILY
    Estate(1)......................  $  368,911      23.0%    $ 173,764      18.0%    $107,891      14.6%    $ 51,142       7.8%
    Conventional...................     207,121      12.9       222,865      23.0      229,893      31.1      316,484      48.4
INCOME PROPERTY
    Multi-family...................     250,876      15.6       225,738      23.2      220,707      29.8      219,015      33.5
    Commercial.....................     222,558      13.9       111,893      11.6       60,388       8.2       31,258       4.8
    Development....................      78,425       4.8         7,310       0.8
LAND(2)............................      69,581       4.3        39,475       4.1       14,513       2.0        5,579       0.9
SINGLE FAMILY CONSTRUCTION
    Single residence...............     275,888      17.2       107,989      11.2       56,306       7.6       21,987       3.4
    Tract..........................      85,942       5.4        68,653       7.1       33,791       4.6        6,800       1.0
OTHER..............................      46,615       2.9         9,698       1.0       15,684       2.1        1,459       0.2
                                     ----------     -----     ---------     -----     --------     -----     --------     -----
GROSS LOANS RECEIVABLE(3)..........   1,605,917     100.0%      967,385     100.0%     739,173     100.0%     653,724     100.0%
                                                    =====                   =====                  =====                  =====
LESS
Undisbursed loan funds.............    (256,096)               (108,683)               (46,646)               (15,208)
Deferred loan fees and credits,
  net..............................      (5,919)                 (7,177)                (6,611)                (5,996)
Allowance for credit losses........     (17,111)                (13,274)               (13,515)               (15,192)
                                     ----------               ---------               --------               --------
NET LOANS RECEIVABLE...............  $1,326,791               $ 838,251               $672,401               $617,328
                                     ==========               =========               ========               ========

                                        DECEMBER 31,
                                     -------------------
                                            1994
                                     -------------------
                                     BALANCE     PERCENT
                                     --------    -------
SINGLE FAMILY
    Estate(1)......................  $     --        --%
    Conventional...................   372,248      65.6
INCOME PROPERTY
    Multi-family...................   172,009      30.3
    Commercial.....................     7,757       1.4
    Development....................       632       0.1
LAND(2)............................     3,797       0.7
SINGLE FAMILY CONSTRUCTION
    Single residence...............     3,270       0.6
    Tract..........................     6,000       1.0
OTHER..............................     1,654       0.3
                                     --------     -----
GROSS LOANS RECEIVABLE(3)..........   567,367     100.0%
                                                  =====
LESS
Undisbursed loan funds.............    (2,795)
Deferred loan fees and credits,
  net..............................    (6,091)
Allowance for credit losses........   (21,461)
                                     --------
NET LOANS RECEIVABLE...............  $537,020
                                     ========

---------------
(1) Single family loans, generally in excess of $1.0 million, made subsequent to 1994. For loans originated prior to 1995, all loans secured by single family homes are included with Single Family Conventional loans, irrespective of their size.

(2) Includes predominantly loans secured by fully-entitled land, with respect to which the Bank expects (though it is under no obligation) to provide construction loans, the proceeds from which will fully repay these loans.

(3) Gross loans receivable includes the principal balance of loans outstanding, plus outstanding but unfunded loan commitments, predominantly in connection with construction loans.

     The table below summarizes the Company's loan origination activity, measured by the dollar amount of loan commitments recorded by the Company, for 1998, 1997 and 1996. Such amounts generally exclude internal refinancings (dollars are in thousands).

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                       TYPE OF LOANS                            1998        1997        1996
                       -------------                          --------    --------    --------
SINGLE FAMILY
  Estate(1).................................................  $274,600    $100,400    $ 72,500
  Conventional..............................................    28,000      25,700      27,400
INCOME PROPERTY
  Multi-family(2)...........................................    64,800      51,700      70,700
  Commercial(3).............................................   125,900     105,100      46,000
  Development(4)............................................    81,200          --          --
LAND(5).....................................................    98,500      35,700      12,500
SINGLE FAMILY CONSTRUCTION
  Single residence(6).......................................   220,400     104,900      53,200
  Tract(7)..................................................    57,100      61,800      32,300
OTHER(8)....................................................    14,100       9,700      17,700
                                                              --------    --------    --------
                                                              $964,600    $495,000    $332,300
                                                              ========    ========    ========

---------------
(1) This amount includes unfunded commitments under lines of credit of $5.3 million, $7.4 million and $2.8 million at December 31, 1998, 1997 and 1996, respectively.

(2) Includes $1.7 million, $5.0 million and $16.2 million of financings provided in connection with sales of previously foreclosed properties for 1998, 1997, and 1996, respectively.

(3) Includes unfunded commitments of $16.4 million, $15.9 million and $2.3 million at December 31, 1998, 1997 and 1996, respectively.

(4) Includes unfunded commitments of $17.5 at December 31, 1998. There were no unfunded commitments at December 31, 1997 and 1996.

(5) Includes unfunded commitments of $12.9 million, $14.1 million and $3.4 million at December 31, 1998, 1997, and 1996, respectively.

(6) Includes unfunded commitments of $109.8 million, $50.8 million and $21.9 million at December 31, 1998, 1997 and 1996, respectively.

(7) Includes unfunded commitments of $34.7 million, $33.6 million and $18.7 million at December 31, 1998, 1997 and 1996, respectively.

(8) Includes unfunded commitments of $1.2 million, $4.0 million at December 31, 1998 and 1997, respectively.

     SINGLE FAMILY -- ESTATE LOANS. Since 1994, the Company has provided financing to owners of large, custom homes and unique estates. Generally, Estate Loans involve financings in excess of $1.0 million and are secured by properties primarily located in the communities of Santa Barbara, Bel-Air, Beverly Hills, Malibu, Newport Beach, Laguna Beach, Rancho Santa Fe and La Jolla, in California.

     During 1998, the market for loans individually in excess of $1.0 million within the five-county area encompassed by Santa Barbara, Los Angeles, Orange, Riverside and San Diego counties (e.g. the Company's principal market area), approximated $4.0 billion of financings, an increase of nearly 50% from the $2.7 billion of such financings recorded during 1997. Based upon publicly-available information, the Company was the fourth largest provider of term, home financings of $1.0 million and more within this five-county area during 1998.

     In a majority of instances, the Company originates Estate Loans to refinance the borrower's existing loans, rather than to finance the borrower's purchase of a home. This relationship of refinancings to purchases of Estate Loans made by the Company approximates the mix in the estate financing market as a whole, in which approximately 64.0% of such financings during 1998 were originated in order to refinance the borrower's existing loan. The Company generally provides financing to homeowners who have substantial equity in the property or properties which secure the Estate Loans but who for a variety of reasons, principally related to the purpose of the borrower's loan request, the size of the loan request, the characteristics of the property or properties which secure the Company's loan, the credit profile of the borrower (which include such issues as the legal borrowing entity, citizenship, previous credit history, loan purpose, or current employment income or assets), the terms and conditions of the loan, or the execution time-frame required, are unacceptable to or inconsistent with the guidelines of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or national conduits which purchase conventional loans above the loan limits of such government-sponsored enterprises.

     Consistent with its principal competitors, the Company originates Estate Loans principally through contact with, and submissions by, independent mortgage brokers. As discussed below, the Company pays a fee, generally ranging from 0.50% to 2.00% of the loan amount, to mortgage brokers in connection with its funding of certain Estate Loans, which practice and pricing are common for single family-secured loans originated throughout the Company's market area.

     The Company's Estate Loans are secured by homes with a wide range of characteristics, from large, custom homes located within mature areas to very large, multiple-acre, one-of-a-kind estates. The Company's Estate Loans also encompass a wide range of borrower profiles, including borrowers with the demonstrated capacity to service the loan to others with no verifiable source of recurring cash flow. Estate Loans which meet the highest standards of collateral quality, liquidity, borrower capacity and creditworthiness ("Tier 1 loans") are similar to conventional loans except for their size, and generally possess higher loan-to-value ratios and the most favorable pricing to the borrower. Estate Loans with respect to which the borrower's resources are limited or cannot be reliably measured, or with respect to which the Company's collateral possesses such unique characteristics, including size, amenity or location, so as to make its valuation difficult to reliably measure ("Tier 3 loans"), possess the lowest loan-to-value ratios and the highest pricing to the borrower. Loans which fall between these two sets of parameters ("Tier 2 loans") involve advances and pricing which are tailored to the particular attributes of the property, the borrower, the reason underlying the borrower's loan request and other factors. Loan-to-value ratios generally range from 70% to 75% for Tier 1 loans, 60% to 70% for Tier 2 loans and 65% or less for Tier 3 loans.

     The Company typically prices its Estate Loans to adjust monthly at a margin over either the One-year Constant Maturity Treasury index (the "One-year CMT") or the Monthly Treasury Average index (the "MTA"), which is a rolling twelve-month average of the One-year CMT. On occasion, typically with respect to Tier 3 loans, the Company prices its loans to float daily at a margin over the Prime Rate. Generally, Tier 1 loans have an amortization period of 30 years and a final maturity of 10 years from the date of origination, Tier 3 loans carry a loan term of not more than 2 years and payments may be either amortizing or interest-only, and Tier 2 loans have a variety of loan terms (though none exceeding 10 years from the date of origination) and are typically amortizing over 30 years. A majority of the Company's Tier 1 Estate Loans provide for a period, ranging from one-to-three years following origination, during which the Company charges a fee (generally equal to six months' interest at the fully-adjusted interest rate) for the prepayment of the loan by the borrower. Prepayment penalty provisions are generally not included in Tier 2 and Tier 3 loans because of the generally short-term nature of such loans.

     Because the Company's Estate Loans entail certain risks not typically associated with more conventional loans, including the size of many such loans, the unique characteristics of certain of the properties securing such loans, and the limited, demonstrated financial capacity of certain of the Company's borrowers, the Company believes that the performance of its portfolio of Estate Loans, as measured by the levels of nonperforming, nonaccrual and classified Estate Loans, possesses a greater potential for volatility when compared with originators of more conventional loans, which may adversely affect, even if temporarily, the Company's interest income. In addition, because many of the Company's Estate Loans have not been outstanding long enough to be considered mature, seasoned loans, and because property values generally have been rising during the four-year period during which the Company has been originating Estate Loans, the Company cannot predict whether its experience to date in successfully resolving performance-related problems with certain of its Estate Loans will continue into the future.

     At December 31, 1998, outstanding Estate Loans totaled $368.9 million, of which approximately $233.9 million were Tier 1 loans, $63.1 million were Tier 2 loans and $71.9 million were Tier 3 loans.

     SINGLE FAMILY CONSTRUCTION -- SINGLE RESIDENCE LOANS. The Company provides individual home construction financing, primarily to local builders and, to a much lesser extent, homeowners. Generally, the Company finances the construction of luxury, custom homes throughout the coastal region of Southern California and in other affluent areas within the Company's market area. A majority of the Company's Single Family Construction -- Single Residence Loans are sourced through standing relationships between the Company's loan officers and local builders and, therefore, do not typically involve mortgage brokers.

     The Company's Single Family Construction -- Single Residence Loans are typically made in connection with the borrower's acquisition of residentially-zoned and fully-entitled land located in mature, upscale areas, with respect to which the borrower's intention is to construct new improvements for resale (in the case of local builders) or occupancy (in the case of homeowners). The Company's loan commitment generally includes provision for a portion of the cost of the acquired land and all of the costs of construction (including financing costs). Generally, the Company's loan commitment covers between 70% and 75% of the total costs of construction (including the cost of land acquisition, the cost to construct the planned improvements and financing costs), with the borrower providing the remainder of the funds required at the date the Company records its financing commitment.

     Typically, the Company's Single Family Construction -- Single Residence Loans have an initial term of 12 months, with an option for the borrower to extend the loan for up to six months, subject to the Company's then current evaluation of the status of construction, costs to and at completion, the as-completed valuation of the property, and other factors. In certain instances, typically involving the construction of very large estates, the initial loan term can range up to 24 months. The Company prices its Single Family Construction -- Single Residence Loans to float daily at a margin over the Prime Rate and charges the borrower a loan fee at origination based upon the amount of the Company's loan commitment. The Company's loan commitment typically provides the funds necessary to carry interest on the Company's loan through the initial loan term. Additional fees are charged to compensate the Company for its periodic inspections and funds management during the course of construction, and for any extensions to the original loan term which may be granted by the Company.

     Virtually none of the Company's Single Family Construction -- Single Residence Loans carry a takeout loan commitment (in the case of Single Family Construction -- Single Residence Loans made to homeowners) or a purchase commitment for the completed home (in the case of Single Family
Construction -- Single Residence Loans made to builders).

     Single Family Construction -- Single Residence Loans carry certain inherent risks not typically associated with the financing of in-place, occupied improvements, including (1) the accuracy of the initial estimate of the property's valuation at completion of construction, (2) the estimated cost (including financing costs) of construction, (3) the length of the construction period, (4) the construction management capabilities of the builder, and (5) the availability of permanent financing upon the completion of construction.

     The Company attempts to mitigate these inherent risks by (1) carefully evaluating the line item costs of construction prior to recording the construction loan commitment, (2) carefully evaluating the product type to be built and the demand for the finished home (by reference to recent sales of comparable homes) prior to recording the construction loan commitment, (3) utilizing a voucher system in order to closely control disbursements during the construction period, (4) performing frequent inspections (with Company-employed inspectors) during the construction period, and (5) carefully evaluating the development experience of the Company's borrower with similar projects.

     At December 31, 1998, the Company had outstanding Single Family Construction -- Single Residence Loan commitments of $275.9 million, covering 247 individual construction projects. Approximately $149.2 million of funds had been disbursed against these outstanding commitments through December 31, 1998, with $126.7 million of funds remaining to be disbursed. These unfunded amounts are expected to be fully disbursed during 1999. At December 31, 1998, the average Single Family Construction -- Single Residence Loan commitment was $1.0 million, and had a remaining contractual term to maturity of 6 months (excluding extension option periods) Additionally the Company had 42 loans, with outstanding principal of $18.6 million, secured by land parcels, with respect to which the Company expects (though it is not committed) to provide Single Family Construction -- Single Residence Loan financing in the future.

     INCOME PROPERTY MULTI-FAMILY AND COMMERCIAL LOANS. Since 1994, the Company has originated loans secured by multi-family properties and commercial properties, such as office buildings, retail properties, industrial properties and various special purpose properties. The Company generates a majority of its new Income Property Loan opportunities through contact with, and submissions by, independent mortgage loan brokers. However, a growing proportion of the Company's new business is derived from existing customer relationships or through referrals from existing customers. Management believes that the Company is often able to obtain higher returns on its Income Property Loans, when compared with the returns generally available in the marketplace for such financings, because significant opportunities exist to provide financing which requires highly responsive transaction execution, tailored loan terms and conditions, and specialized market knowledge and expertise.

     The Company typically prices its Income Property Loans to float monthly or quarterly over a variety of market-sensitive indicies, including the six-month London Inner-Bank Offer Rate ("LIBOR"), the Federal Home Loan Bank Eleventh District Cost of Funds index (the "11th DCOFI"), and the Prime Rate. The Company does not typically make fixed-rate Income Property Loans. Generally, Income Property Loans carry maturities up to ten years from origination, and are amortizing over 30 years. A majority of such loans provide for a period, generally from one-to-three years, during which the Company charges a fee (generally equal to one-to-three percent of the Company's commitment amount) for the prepayment of the loan by the borrower.

     Income Property Loans carry inherent risks not typically associated with the single family residential lending traditionally emphasized by savings institutions. This is because the payment experience of Income Property Loans is generally dependent upon the successful operation of the income property, and thus such loans may be affected to a greater extent by adverse conditions in the real estate markets or in the economy in general, as well as the manner in which the borrower manages the property. Moreover, Income Property Loans generally are made with primary reliance upon the operation and/or sale of the Company's collateral and without recourse to the borrower. The Company attempts to mitigate these risks by (1) generally requiring borrowers to demonstrate their commitment to the property through a significant cash equity investment, (2) generally requiring minimum stabilized debt coverage ratios of 120% for multi-familiy-secured loans and 130% for commercial real estate-secured loans (with such ratios determined by reference to the Company's underwritten estimate of the properties' stabilized operating cash flows), (3) carefully evaluating the historical operations of the Company's collateral (for seasoned properties),
(4) investigating the rental markets for similar properties located within the immediate market area of the Company's collateral, (5) validating the borrower's operating expense assumptions (or the properties' reported operating expenses) by reference to industry benchmarks for similar properties, and (6) evaluating the operating experience of the borrower with similar properties.

     INCOME PROPERTY -- DEVELOPMENT LOANS. Commencing in 1998, the Company has pursued financing opportunities involving (1) the acquisition of land and the construction of income-producing improvements thereon, or (2) the acquisition and substantial renovation of existing, income-producing improvements. To date, these loans have been directed toward apartment building construction (primarily located in the West Los Angeles area) and the renovation of existing commercial real estate improvements located throughout Los Angeles County.

     The Company typically prices its Income Property -- Development Loans to float daily over the Prime Rate, with maturities of between 12 and 24 months. Generally, these loans are made without recourse to the borrower.

     Income Property -- Development Loans possess the inherent risks associated with all real estate-secured construction lending as well as with financings secured by existing income-producing real estate, each of which is described elsewhere in this section. The Company attempts to mitigate these risks through its extensive underwriting of the feasibility of the proposed project (including its evaluation of the market demand for the completed property), the costs of construction, the construction and operating experience of the borrower, and the availability of permanent takeout financing (in those instances in which the Company has not made such a commitment).

     SINGLE FAMILY CONSTRUCTION -- TRACT LOANS. Since 1995, the Company has provided financing to small-to-medium-sized developers of residential subdivisions located throughout Southern California. Generally, the Company's Tract Loans finance land acquisition, site development and home construction.

     The Company prices its Tract Loans to float daily at a margin over the Prime Rate and charges a loan fee at origination based upon the Company's loan commitment. In certain instances, the Company also receives additional compensation as completed homes are sold. Except for very small subdivisions (i.e., generally developments involving 10 or fewer homes), the Company generally structures its Tract Loans such that it will separately finance land acquisition and site development, and the individual phased construction of homes. In connection with these multi-phase developments, the Company does not commit to finance more than one phase of the development at a time, and fully underwrites future phases at such time as the borrower makes their financing request. Generally, the Company's Tract Loans carry a loan term of 12 months, with built-in options to extend the loan for up to an additional six months. As finished homes are sold, the Company generally receives substantially all of the proceeds from sales until its loan is fully repaid.

     Tract Loans carry the inherent risks associated with construction financing in general, which are discussed elsewhere in this section. Because Tract Loans can involve the construction of several phases of homes, thereby often requiring between 24 and 36 months from land acquisition to final sellout, there is the additional risk that market conditions may become adverse during the course of this extended construction period, which could result in lowered demand for homes built in the final phase or phases of the development. Lastly, because a majority of the Company's Tract Loan borrowers do not possess substantial financial resources or capacity, most Tract Loans provide the borrower with leverage well in excess of the leverage afforded the Company's Single Family Construction -- Single Residence Loan and Income Property -- Development Loan borrowers, which creates the risk that material cost overruns or delays, or reduced prices for completed homes will quickly erode the borrower's or the Company's equity in the development.

     In addition to the mitigating factors discussed elsewhere in this section for Single Family Construction -- Single Residence Loans, the Company attempts to mitigate the additional risks associated with Tract Loans by (1) underwriting the feasibility of the entire project at the inception of development, (2) reevaluating revenues and costs to and at completion for the entire project in connection with any subsequent phased loan request (by reference to both actual sales activity and actual construction costs for completed phases and current market sales data and the borrower's phase-specific estimate of construction costs), (3) frequently inspecting the project (utilizing the Company's in-house inspectors), and (4) ensuring that the disbursement of funds during the course of construction is consistent with the stage of completion and the actual work performed by the contractor and subcontractors.

     In late 1998, the Company decided to suspend accepting requests for the financing of any new developments. This decision was predicated upon management's view that (1) the Company had not been particularly successful in establishing a sustainable competitive advantage for its Tract Loans, resulting in a consistently lower level of completed financings than targeted by management, (2) the leverage generally afforded borrowers by the Company's Tract Loans in order for the Company to acquire new business placed the Company at increasing risk that cost overruns and/or lowered sales prices could not be absorbed by either the borrower or the Company's equity position in the development, and (3) because of competitive factors, the Company could no longer receive an appropriate risk-adjusted rate of return on its Tract Loans. Accordingly, the Company will actively manage its remaining portfolio of Tract Loan commitments, which may include providing financing for future phases in connection with developments with respect to which the Company has an existing financing commitment.

     At December 31, 1998, the Company's portfolio of Tract Loans consisted of outstanding commitments totaling $94.7 million in connection with 29 separate developments. At December 31, 1998, $47.8 million had been disbursed against these commitments. The Company expects that the substantial majority of the remaining funds associated with these commitments will be disbursed, and the completed homes sold and the Company's Tract Loans repaid, by the end of 1999.

     SINGLE FAMILY -- CONVENTIONAL LOANS. Although the Company does not currently emphasize the origination of conventional, single-family-secured loans, the Company does continue to make such loans, which are generally secured by homes located in Los Angeles County. This business is the most competitive and least profitable of all of the Company's lending businesses, and the Company lacks the size and scale of operations to profitably penetrate this business, especially in view of the significant capacity already in the marketplace in the form of very large banking companies whose principal business is to originate conventional single-family-secured loans, many for resale in the secondary mortgage markets.

     At December 31, 1998, the Company had outstanding Single
Family -- Conventional Loans totaling $74.7 million which had been originated since 1994, with an effective yield of 7.49%.

     PRE-1995 LOANS. At December 31, 1998, the Company had outstanding loan principal of $235.1 million relating to loans originated prior to 1995 as summarized below (dollars are in thousands).

                                                            PRINCIPAL
                     COLLATERAL TYPE                         BALANCE
                     ---------------                        ---------
Single family.............................................  $132,457
Multi-family..............................................    95,456
Commercial................................................     6,852
Other.....................................................       334
                                                            --------
                                                            $235,099
                                                            ========

     The table below sets forth, by contractual maturity, the Company's loan portfolio at December 31, 1998 (dollars are in thousands). The table is based on contractual loan maturities and does not consider amortization and prepayments of loan principal.

                                                   MATURING IN
                             --------------------------------------------------------
                                               OVER            OVER
                                             ONE YEAR       FIVE YEARS                       TOTAL
                             LESS THAN       THROUGH         THROUGH          OVER           LOANS
                             ONE YEAR       FIVE YEARS      TEN YEARS       TEN YEARS      RECEIVABLE
                             ---------      ----------      ----------      ---------      ----------
SINGLE FAMILY
  Estate...................  $ 39,991          77,940        $219,630       $ 31,350       $  368,911
  Conventional.............        65           2,264           4,153        200,639          207,121
INCOME PROPERTY
  Multi-family.............     8,236          51,315         101,300         90,024          250,875
  Commercial...............    28,592         119,009          66,755          8,202          222,558
  Development..............    41,027          37,399              --             --           78,426
LAND.......................    53,678          13,571           1,998            334           69,581
SINGLE FAMILY CONSTRUCTION
  Single residence.........   254,216          21,672              --             --          275,888
  Tract....................    62,369          23,573              --             --           85,942
OTHER......................    35,215          10,237             300            863           46,615
                             --------        --------        --------       --------       ----------
GROSS LOANS
  RECEIVABLE(1)............  $523,389         356,980        $394,136       $331,412        1,605,917
                             ========        ========        ========       ========
LESS
Undisbursed funds..........                                                                  (256,096)
Deferred loan fees and
  credits, net.............                                                                    (5,919)
Allowance for credit
  losses...................                                                                   (17,111)
                                                                                           ----------
NET LOANS RECEIVABLE.......                                                                $1,326,791
                                                                                           ==========

---------------
(1) Gross loans receivable includes the principal balance of loans outstanding plus outstanding but unfunded loan commitments, predominantly in connection with construction loans.

     The table below sets forth, by contractual maturity, the Company's fixed rate and interest-rate sensitive loans at December 31, 1998 (dollars are in thousands). The table is based on contractual loan maturities and does not consider amortization and prepayments of loan principal.

                                                        MATURING IN
                                     --------------------------------------------------
                                                     OVER          OVER
                                                   ONE YEAR     FIVE YEARS                    TOTAL
                                     LESS THAN     THROUGH       THROUGH        OVER          LOANS
                                     ONE YEAR     FIVE YEARS    TEN YEARS     TEN YEARS    RECEIVABLE
                                     ---------    ----------    ----------    ---------    -----------
FIXED INTEREST RATES...............  $ 32,628      $ 46,889      $  8,814     $114,872     $  203,203
ADJUSTABLE INTEREST RATES
  11th DCOFI.......................     7,793        73,166        85,307      182,046        348,312
  Prime rate.......................   470,572       152,895        48,693           --        672,160
  1 year CMT.......................        --        19,058       151,694        6,420        177,172
  MTA..............................        --            --        33,850       18,657         52,507
  Other............................    12,396        64,972        65,779        9,416        152,563
                                     --------      --------      --------     --------     ----------
  Total adjustable interest
     rates.........................   490,761       310,091       385,323      216,539      1,402,714
                                     --------      --------      --------     --------     ----------
GROSS LOANS RECEIVABLE(1)..........  $523,389      $356,980      $394,137     $331,411     $1,605,917
                                     ========      ========      ========     ========
LESS
Undisbursed funds..................                                                          (256,096)
Deferred loan fees and credits,
  net..............................                                                            (5,919)
Allowance for credit losses........                                                           (17,111)
                                                                                           ----------
NET LOANS RECEIVABLE...............                                                        $1,326,791
                                                                                           ==========

---------------
(1) Gross loans receivable includes the principal balance of loans outstanding plus outstanding but unfunded loan commitments predominantly in connection with construction loans.

     The foregoing table does not reflect the expected maturities of loans because it does not take into account scheduled contractual amortization and prepayments of loans. Moreover, because adjustable-rate loans are not shown in the period in which they are first scheduled to adjust, such table also does not reflect the sensitivity of the Company's loan portfolio to changes in interest rates. See ITEM 1, BUSINESS -- INTEREST RATE RISK MANAGEMENT.

ASSET QUALITY

     The Company is exposed to the inherent risks associated with financing real estate on a secured basis, in which the Company's loans are secured by fee interests in real property. The primary risks associated with the Company's specific lending activities are described in the preceding section (see ITEM 1, BUSINESS -- NEW BUSINESS GENERATION, LENDING ACTIVITIES). The Company seeks to mitigate the inherent risks associated with its lending activities through (1) its loan underwriting and appraisal practices (each of which is further discussed in the preceding section), (2) its asset review and loan classification practices, and (3) its practice of establishing loan-specific and general valuation allowances for identified and potential loan losses.

     The Company has an asset review and classification system to establish specific and general reserves and to classify assets and groups of assets. The Company's problem asset classifications are discussed below.

     REAL ESTATE OWNED. Real estate acquired through foreclosure, or receipt of a deed in lieu of foreclosure, is carried at the lower of the Company's basis in the loan which was secured by the acquired property, or the fair value of the acquired property. Subsequent declines in the fair value of the property, if any, are accounted for by establishing a specific valuation allowance. The determination of a property's fair value incorporates revenues projected to be realized from sale of the property, less construction and renovation costs (if any), marketing and transaction costs, and holding costs (e.g., property taxes, insurance, homeowners' association dues).

     The table below details the Company's portfolio of real estate owned as of the dates indicated (dollars are in thousands).

                                                               DECEMBER 31,
                                             -------------------------------------------------
                                              1998     1997       1996       1995       1994
                                             ------   -------   --------   --------   --------
SINGLE FAMILY
  Conventional............................   $2,509   $ 7,695   $  9,777   $ 15,234   $ 17,555
INCOME PROPERTY
  Multi-family............................      213     2,362      3,215     18,877     27,229
  Commercial..............................    1,393        --        346        346        395
LAND......................................       --     2,365      2,517      3,759     14,424
SINGLE FAMILY CONSTRUCTION
  Tract...................................       --        --     16,156     15,414     39,516
                                             ------   -------   --------   --------   --------
GROSS INVESTMENT..........................    4,115    12,422     32,011     53,630     99,119
RESERVES..................................      (45)   (2,563)   (11,871)   (15,725)   (36,506)
                                             ------   -------   --------   --------   --------
NET INVESTMENT............................   $4,070   $ 9,859   $ 20,140   $ 37,905   $ 62,613
                                             ======   =======   ========   ========   ========

     In the preceding table, the Company's gross investment in real estate owned equals loan principal at foreclosure, plus post-foreclosure capitalized costs, less cumulative charge-offs. As of the years ended for the five years reported, the Company did not carry any REOs relating to the Estate and Single Residence construction loan portfolios.

     NONACCRUAL LOANS. As a matter of policy, the Company generally ceases to accrue interest on any loan with respect to which the loan's contractual payments are more than 30 days past due. In addition, interest is not recognized on any loan with respect to which management has determined that the probability of collection of the Company's investment in the loan is less than certain.

     The table below sets forth the balance of nonaccrual loans for each period presented (dollars are in thousands).

                                                                DECEMBER 31,
                                              ------------------------------------------------
                                               1998       1997      1996      1995      1994
                                              -------    -------   -------   -------   -------
LOANS PAST DUE 90 DAYS OR MORE..............  $13,042    $10,793   $16,643   $11,298   $18,103
LOANS PAST DUE 30 - 89 DAYS.................   20,002      4,435    10,082     8,811    17,747
OTHER NONACCRUAL LOANS......................   14,644(1)     168     1,899     1,600     3,546
                                              -------    -------   -------   -------   -------
          TOTAL NONACCRUAL LOANS............  $47,688(2) $15,396   $28,624   $21,709   $39,396
                                              =======    =======   =======   =======   =======

---------------
(1) Loans which have been modified and are paying as agreed with modified terms.
(2) Excludes $18.1 of loans at December 31, 1998 past due 30 days or more, of which $13.1 million are past due for maturity but current with respect to interest payments and, if applicable, principal payments. All $18.1 million were renewed, paid current or paid off in the first quarter of 1999.

     The annual dollar amount of interest revenue, based upon the contractual interest rate, associated with nonaccrual loans at December 31, 1998, 1997, 1996, 1995 and 1994 was $4.9 million, $1.4 million, $2.8 million, $1.5 million and $2.9 million, respectively. With respect to such loans, the Company recorded interest revenue of $3.3 million, $0.9 million, $1.9 million, $1.0 million and $1.5 million respectively, during 1998, 1997, 1996, 1995 and 1994. This revenue predominantly represents cash payments made by borrowers prior to the date the loan was placed on nonaccrual status.

     TROUBLED DEBT RESTRUCTURINGS ("TDRS"). In the preceding table, total nonaccrual loans include TDRs totaling $2.7 million (1998), $0.5 million (1997), $5.6 million (1996), $0 (1995), and $0.1 million (1994). A TDR is a loan with respect to which the terms have been modified in a manner which resulted in the loan being classified as a TDR under generally accepted accounting principles. The table below summarizes the Company's TDRs at each respective period-end (dollars are in thousands).

                                                                    DECEMBER 31,
                                                   -----------------------------------------------
                                                    1998      1997      1996      1995      1994
                                                   -------   -------   -------   -------   -------
PERFORMING TDRS..................................  $34,106   $29,460   $35,294   $24,029   $10,128
TDRS WHICH ARE 90 DAYS OR MORE DELINQUENT........      170       102     3,790        --       100
                                                   -------   -------   -------   -------   -------
          TOTAL TDRS.............................  $34,276   $29,562   $39,084   $24,029   $10,228
                                                   =======   =======   =======   =======   =======
INTEREST REVENUE
  Recognized.....................................  $ 2,484   $ 2,505   $ 3,106   $ 1,707   $   690
  Based upon original loan terms.................    2,873     2,908     3,759     1,929     1,046
  Based upon modified loan terms.................    2,695     2,665     3,554     1,707       697

     CLASSIFIED ASSETS. OTS regulations require insured institutions to classify their assets in accordance with established policies and procedures. A classified asset is an asset classified either Substandard, Doubtful or Loss. Loans that are not classified are categorized as Pass or Special Mention. The severity of an asset's classification is dependent upon, among other things, the institution's risk of loss, the borrower's performance, the characteristics of the institution's security, local market conditions, and other factors.

     The Company automatically classifies as Substandard (1) real estate owned,
(2) loans delinquent 90 or more days, and (3) other nonaccrual loans. Performing loans are classified consistent with the Company's classification policies.

     The table below sets forth certain information regarding the Company's classified assets as of the dates indicated (dollars are in thousands).

                                                            DECEMBER 31,
                                     ----------------------------------------------------------
                                        1998         1997        1996        1995        1994
                                     ----------    --------    --------    --------    --------
REAL ESTATE OWNED, NET.............  $    4,070    $  9,859    $ 20,140    $ 37,905    $ 62,613
TOTAL NONACCRUAL LOANS.............      47,688      15,396      28,624      21,709      39,396
                                     ----------    --------    --------    --------    --------
GROSS NONACCRUAL ASSETS............      51,758      25,255      48,764      59,614     102,009
PERFORMING LOANS CLASSIFIED LOSS,
  DOUBTFUL AND SUBSTANDARD(1)......      45,397      35,845      45,088      57,049      63,763
                                     ----------    --------    --------    --------    --------
GROSS CLASSIFIED ASSETS............  $   97,155    $ 61,100    $ 93,852    $116,663    $165,772
                                     ==========    ========    ========    ========    ========
GROSS CLASSIFIED LOANS.............      93,085      51,241      73,712      78,758     103,159
                                     ==========    ========    ========    ========    ========
GROSS LOANS RECEIVABLE.............  $1,343,902    $851,525    $685,916    $632,520    $558,481
                                     ==========    ========    ========    ========    ========
CORE CAPITAL.......................  $  108,673    $ 69,906    $ 52,803    $ 43,360    $ 38,438
                                     ==========    ========    ========    ========    ========
RISK-BASED CAPITAL.................  $  119,400    $ 78,454    $ 59,560    $ 49,448    $ 43,937
                                     ==========    ========    ========    ========    ========
RATIO OF CLASSIFIED ASSETS TO:
     Loans receivable..............         7.2%        7.2%       13.7%       18.4%       29.7%
                                     ==========    ========    ========    ========    ========
     Core capital..................        89.4%       87.4%      177.7%      269.1%      431.3%
                                     ==========    ========    ========    ========    ========
     Risk-based capital............        81.4%       77.9%      157.6%      235.9%      377.3%
                                     ==========    ========    ========    ========    ========

---------------
(1) Includes $18.1 million in loans, at December 31, 1998, of which $13.1 million were past due for maturity but current with respect to interest and, if applicable, principal payments. All $18.1 million were renewed, paid current or paid off in the first quarter of 1999.

     The table below sets forth the Company's gross classified loans, by principal loan portfolio segment, as of December 31, 1998 (dollars are in thousands).

                                           DELINQUENT LOANS(1)       OTHER
                                          ----------------------   NONACCRUAL   PERFORMING
                                          90+ DAYS    30-89 DAYS    LOANS(3)      LOANS       TOTAL
                                          --------    ----------   ----------   ----------   -------
SINGLE FAMILY
  Estate................................  $ 7,000(2)   $22,086      $11,568      $ 3,042     $43,696
  Conventional..........................    2,561        2,778           --        9,567      14,906
INCOME PROPERTY
  Multi-family..........................       --           --           --        1,633       1,633
  Commercial............................    3,480          130           --        9,460      13,070
LAND....................................       21        3,200           --           --       3,221
SINGLE FAMILY CONSTRUCTION
  Single residence......................      770        2,055           --        1,358       4,183
  Tract.................................       --        7,058        3,076           --      10,134
OTHER...................................       --           --           --        2,242       2,242
                                          -------      -------      -------      -------     -------
GROSS CLASSIFIED LOANS..................  $13,832      $37,307      $14,644      $27,302     $93,085
                                          =======      =======      =======      =======     =======

---------------
(1) Includes $18.1 million of loans at December 31, 1998 past due 30 days or more, of which $13.1 million are past due for maturity but current with respect to interest payments and if applicable principal payments. All $18.1 million were renewed, paid current or paid off in the first quarter of 1999.

(2) Represents a $7.0 million loan to a single borrower which was paid off in full in the first quarter of 1999.

(3) Loans which have been modified and are paying as agreed with modified terms.

ALLOWANCE FOR ESTIMATED CREDIT LOSSES

     GENERAL. The Company maintains an allowance for estimated credit losses ("the allowance") to absorb losses inherent in the loan portfolio. The allowance is based upon an ongoing, quarterly assessment of the probable estimated losses inherent in the loan portfolio and, to a lesser extent, unfunded commitments to provide financing. Our methodology for assessing the appropriateness of the allowance consists of two elements, which include:

     - Specific allowances for identified problem loans

     - The general allowance

     In addition, the allowance incorporates the results of measuring impaired loans as provided in:

     - Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and

     - SFAS No. 118, "Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosures."

     These accounting standards prescribe the measurement methods, income recognition and disclosures concerning impaired loans.

     Virtually all of the Company's loans are secured by fee interests in real property (at December 31, 1998, $5.5 million, or 0.4%, of net loans were unsecured and $4.0 million, or 0.3%, of net loans were secured by the pledge of ownership interests in real estate partnerships which, in turn, owned fee interests in real property). Accordingly, the Company has the ability to, and does, perform periodic reviews of each of its Single Family -- Estate, Income Property -- Multi Family, Income Property -- Commercial, Income Property -- Development, Single Family Construction -- Single Residence and Single Family Construction -- Tract Loans, generally no less frequently than annually (and in the instance of nonaccrual loans or other loans classified Substandard, no less frequently than semi-annually). These reviews include (1) assessing the borrower's performance with respect to loan payments, compliance with loan covenants, etc., (2) determining whether the vesting of title to the Company's loan has changed, and (3) for income-producing properties, reviewing the recent operating performance of the property, and comparing such performance with actual or forecasted operating data from the origination appraisal and the Company's pre-funding underwriting analysis. With respect to construction loans, the Company closely manages the disbursement of funds during the course of construction by performing frequent inspections of the Company's collateral (utilizing Company-employed inspectors) and by utilizing a voucher system for disbursements. Together, these post-funding processes form the primary basis by which the Company classifies its loans and identifies loan-specific and portfolio-specific loss potential.

     POST-1994 LOANS. At December 31, 1998, approximately $1.1 billion, or 82.6%, of the Company's net loans (and $1.4 billion, or 85.4%, of its gross loan commitments) had been originated since 1994. As a consequence, these loans do not possess extensive seasoning. Further, since 1994 the economic environment within the Company's Southern California market area has steadily improved, which has resulted in, among other things, rising property values and a proliferation in the availability of mortgage credit for virtually all classes of real property. These positive market conditions have permitted the Company to successfully resolve virtually all of its loan performance-related problems with respect to loans originated since 1994 with little loss of either principal or interest (and, in many instances, with the receipt of substantial additional compensation paid by the borrower to the Company upon resolution). Accordingly, the Company does not possess portfolio-specific migration and loss experience with respect to loans originated subsequent to 1994 which incorporates the effects of an economic slowdown or downturn and a moderation or decline in property values.

     The Company has originated relatively few in number, high dollar balance loans since 1994. At December 31, 1998, the Company had 1,376 loans originated since 1994 in its loan portfolio (884 loans excluding Single
Family -- Conventional loans originated since 1994). This small number of loans permits the Company to evaluate its Post-1994 loan portfolio on a loan-by-loan basis for the purpose of assessing risk of loss, and quantifying the results from such assessment.

     As a matter of policy, management establishes a specific valuation allowance, determined on a loan-by-loan basis, in connection with nonaccrual loans and performing, classified loans where management believes that the current or expected liquidation value of the Company's collateral is less than the Company's cost basis in the loan. At December 31, 1998, the Company had established aggregate specific valuation allowances totaling $4.2 million with respect to Post-1994 Loans. Approximately $3.9 million of this total was represented by six loans at December 31, 1998.

     In measuring the adequacy of the Company's general valuation allowance for Post-1994 Loans, management takes the results from its loan review and classification processes and applies loss factors largely derived from OTS-published guidelines for mortgage loans secured by various property types (e.g., single family, multi-family properties, commercial real estate) for each loan classification (e.g., Pass, Special Mention, Substandard, Doubtful). Generally, the loss factors applied are the highest for loans adversely classified and for loans secured by non-residential real estate and are the lowest for the Single Family Conventional loans.

     In addition to this formula approach to measuring the allowance, management also performs a separate analysis, predominantly on a loan-by-loan basis, which
(1) identifies, assesses and quantifies specific, inherent risks embodied within the Company's loans (e.g., borrower risk, property liquidity risk, property operations risk (for income-producing real estate), construction risk, refinancing risk, etc.), (2) measures the Company's portfolio-specific performance experience (e.g., payment history, unscheduled repayments of principal, the actual liquidation value of the Company's loan collateral, if sold, in relation to the Company's pre-origination appraisal valuation, resolution of borrower performance issues, etc.), (3) measures portfolio-specific loan seasoning and duration, and (4) incorporates management's assessment of recent trends and current and projected conditions with respect to the property markets throughout Southern California. This analysis, when completed, is designed to provide management with a "worst-case" assessment of potential portfolio loss content for the Company's Post-1994 Loans at each measurement date, which is then compared with the results produced by the Company's formula approach to measuring the adequacy of its general valuation allowance.

     The tables below set forth certain information about the Company's general valuation allowance for Post-1994 Loans as of the dates indicated (dollars are in thousands).

                                                                      DECEMBER 31,
                                                          ------------------------------------
                                                           1998      1997      1996      1995
                                                          ------    ------    ------    ------
DOLLARS
SINGLE FAMILY
  Estate................................................  $1,835    $  891    $  279    $  118
  Conventional..........................................     315       286       108        --
INCOME PROPERTY
  Multi-family..........................................     384       307       213       171
  Commercial and Development............................   3,886     2,149     1,038        91
LAND....................................................     289       133        34       302
SINGLE FAMILY CONSTRUCTION
  Single residence......................................     778       364       168        69
  Tract.................................................     205       210       338        --
OTHER...................................................   1,350       869       430        --
                                                          ------    ------    ------    ------
                                                          $9,042    $5,209    $2,608    $  751
                                                          ======    ======    ======    ======

% OF YEAR END ALLOWANCE
SINGLE FAMILY
  Estate................................................    20.3%     17.1%     10.7%     15.7%
  Conventional..........................................     3.5       5.5       4.1        --
INCOME PROPERTY
  Multi-family..........................................     4.2       5.9       8.2      22.8
  Commercial and Development............................    43.0      41.3      39.8      12.1
LAND....................................................     3.2       2.5       1.3      40.2
SINGLE FAMILY CONSTRUCTION
  Single residence......................................     8.6       7.0       6.4       9.2
  Tract.................................................     2.3       4.0      13.0        --
OTHER...................................................    14.9      16.7      16.5        --
                                                          ------    ------    ------    ------
                                                           100.0%    100.0%    100.0%    100.0%
                                                          ======    ======    ======    ======

     The table below sets forth information concerning activity in the Company's general and specific valuation allowances for Post-1994 Loans for the periods indicated (dollars are in thousands).

                                                                 YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------
                                                           1998       1997       1996      1995
                                                         --------   --------   --------   -------
LOANS
Average post-1994 loans outstanding....................  $824,087   $433,942   $284,886   $64,743
                                                         ========   ========   ========   =======
Reserve balance at beginning of period.................  $  7,327   $  2,726   $    751   $    --
Provision for estimated losses.........................     7,357      4,807      1,975       751
Net Charge-offs:
  Single Family
     Estate............................................      (170)        --         --        --
     Conventional......................................      (181)       (56)        --        --
  Income property
     Commercial........................................      (815)        --         --        --
  Land.................................................        --       (150)        --        --
  Single Family Construction
     Single residence..................................      (267)        --         --        --
     Tract.............................................        --         --         --        --
                                                         --------   --------   --------   -------
Net charge-offs........................................    (1,433)      (206)        --        --
                                                         --------   --------   --------   -------
Balance at end of period...............................  $ 13,251   $  7,327   $  2,726   $   751
                                                         ========   ========   ========   =======
Ratio of net charge-offs to average loans outstanding
  during the period....................................       .17%       .05%       N/A       N/A
                                                         ========   ========   ========   =======

     PRE-1995 LOANS. At December 31, 1998, the Company's portfolio of loans originated prior to 1995, predominantly under different management and directed at segments of the real property financing markets which are substantially different than the loans emphasized by the Company since 1994, totaled $235.1 million, or 17.4% of net loans. The significant majority of Pre-1995 Loans were originated by the Company prior to 1992, since the Company was largely absent from the new loan origination business during the period 1992 - 1994. The Company's portfolio of Pre-1995 Loans has decreased from $537.0 million at December 31, 1994 to $235.1 million at December 31, 1998, or by 56.2%. This substantial decline in the portfolio of Pre-1995 Loans has been occasioned by substantial foreclosures of the Company's loan collateral, predominantly during the period 1993 - 1996, and by accelerated repayment of loan principal by borrowers. Accordingly, management has accumulated substantial, portfolio-specific migration and loss experience for the Company's Pre-1995 Loans, which management utilizes to measure the risk of loss inherent in this portfolio of loans and the adequacy of the Company's allowance for estimated credit losses ascribed to Pre-1995 Loans.

     Consistent with the Company's practice for Post-1994 Loans, management establishes a specific valuation allowance, determined on a loan-by-loan basis, in connection with Pre-1995 Loans which are on nonaccrual status and which are performing but adversely classified where management believes that the current or expected liquidation value of the Company's collateral is less than the Company's cost basis in the loan. At December 31, 1998, the Company had established aggregate specific valuation allowances totaling $1.0 million with respect to Pre-1995 Loans.

     In measuring the Company's general valuation allowance ascribed to Pre-1995 Loans, management incorporates the Company's historical migration and loss experience for each of the Company's principal Pre-

1995 portfolios. The table below sets forth certain information concerning activity in the Company's specific and general valuation allowances for Pre-1995 Loans (dollars are in thousands).

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            1998       1997       1996       1995       1994
                                          --------   --------   --------   --------   --------
LOANS
Average pre -1995 loans outstanding.....  $257,325   $311,255   $386,479   $514,023   $604,410
                                          ========   ========   ========   ========   ========
Reserve balance at beginning of year....  $  5,947   $ 10,789   $ 14,441   $ 21,461   $ 46,629
Provision for estimated losses..........      (222)       330      4,092       (279)   (24,449)
Charge-offs:
  Single Family
     Conventional.......................      (827)    (3,416)    (3,103)    (2,894)      (380)
  Income Property
     Multi-family.......................    (1,038)    (1,745)    (4,641)    (3,595)      (339)
     Commercial.........................        --         --         --        (70)        --
  Land..................................        --         --         --        (98)        --
  Single Family Construction
     Tract..............................        --         --         --       (134)        --
  Other.................................        --        (11)        --         --         --
                                          --------   --------   --------   --------   --------
Net charge-offs.........................    (1,865)    (5,172)    (7,744)    (6,741)      (719)
                                          --------   --------   --------   --------   --------
Balance at end of year..................  $  3,860   $  5,947   $ 10,789   $ 14,441   $ 21,461
                                          ========   ========   ========   ========   ========
Ratio of net charge-offs to average
  loans outstanding during period.......       .72%      1.66%      2.00%      1.31%       .12%
                                          ========   ========   ========   ========   ========

     The table below sets forth information concerning activity in the Company's general and specific valuation allowances for Post-1994 and Pre-1995 loans, combined, for the periods indicated (dollars are in thousands).

                                                      YEAR ENDED DECEMBER 31,
                                       ------------------------------------------------------
                                          1998        1997       1996       1995       1994
                                       ----------   --------   --------   --------   --------
LOANS
Average loans outstanding............  $1,081,382   $745,197   $671,365   $578,766   $604,410
                                       ==========   ========   ========   ========   ========
Reserve balance at beginning of
  period.............................  $   13,274   $ 13,515   $ 15,192   $ 21,461   $ 46,629
Provision for estimated losses.......       7,135      5,137      6,067        472    (24,449)
Net Charge-offs:
  Single Family
     Estate..........................        (170)        --         --         --         --
     Conventional....................      (1,008)    (3,472)    (3,103)    (2,894)      (380)
  Income property
     Multi-family....................      (1,038)    (1,745)    (4,641)    (3,595)      (339)
     Commercial......................        (815)        --         --        (70)        --
  Land...............................          --       (150)        --        (48)        --
  Single Family Construction
     Single residence................        (267)
     Tract...........................          --         --         --       (134)        --
  Other..............................          --        (11)        --         --         --
                                       ----------   --------   --------   --------   --------
Net charge-offs......................      (3,298)    (5,378)    (7,744)    (6,741)      (719)
                                       ----------   --------   --------   --------   --------
Balance at end of period.............  $   17,111   $ 13,274   $ 13,515   $ 15,192   $ 21,461
                                       ==========   ========   ========   ========   ========
Ratio of net charge-offs to average
  loans outstanding during the
  period.............................         .30%       .72%      1.15%      1.16%       .12%
REAL ESTATE OWNED
Reserve balance at beginning of
  period.............................  $    2,563   $ 11,871   $ 15,725   $ 32,609   $ 39,457
Provision for estimated losses.......          60        913      4,933     18,973     29,747
Charge-offs..........................      (2,578)   (10,221)    (8,787)   (35,857)   (36,595)
Recoveries...........................          --         --         --         --         --
                                       ----------   --------   --------   --------   --------
Balance at end of period.............  $       45   $  2,563   $ 11,871   $ 15,725   $ 32,609
                                       ==========   ========   ========   ========   ========

INVESTMENT SECURITIES

     The Company has authority to invest in a variety of investment securities, including United States Government and agency securities, mortgage-backed securities and corporate securities. However, in recent years the Company's strategy has been to grow through loan origination, rather than purchases of investment securities. As a result, all of the Company's $57.4 million of mortgage-backed securities at December 31, 1994 matured or were sold by the Company during 1995 and the Company's investment securities decreased from $62.8 million at December 31, 1995 to $38.4 million at December 31, 1996. During the first quarter of 1997, the Company purchased $40.0 million of U.S. Government agency callable bonds, which was partially offset by sales of $12.5 million of U.S. Government securities during the second and third quarters of 1997. These bonds were ultimately called or sold during the fourth quarter of 1997. Subsequent to the Company's stock offering in the third quarter of 1998, the Company utilized the 27.6 million of proceeds to purchase $27.9 million in FNMA discount notes, $5 million of which matured in September 1998 and $22.9 million of which matured in December 1998. In addition, the Company sold $596 thousand in mutual funds. The Company classifies all securities acquired as available-for-sale under generally accepted accounting principles, and thus the securities are carried at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of taxes.

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

     DEPOSITS. The Company operates six retail banking locations, a decrease from the nineteen branch offices operated by the Company in mid-1993. Four of these branches are located in the South Bay area of Los Angeles County, one is located in the San Fernando Valley area of Los Angeles County and the other is located near the border of Los Angeles and Ventura Counties. The Company's retail branches carry average deposit balances of $169.9 million, which is substantially higher than most local banking companies. The Company does not operate a money desk or otherwise solicit brokered deposits.

     The Company solicits deposits from the general public throughout its service area. Generally, the Company competes for deposit funds with other Southern California-based financial companies, including banks, savings associations and thrift and loans. These companies generally compete with one another based upon price, convenience and service.

     Because the Company does not have a critical mass of retail banking facilities, and because its smaller size does not afford it the economies of scale to advertise its basic products to the extent of its principal competitors, the Company generally competes on price and, to a lesser extent, on service and convenience. Historically, these limitations have been moderated by the loyalty afforded by, and the resistance to change of, the Company's primary customer constituency, which includes individuals over 55 years of age.

     The Company has several types of deposit accounts principally designed to attract short-term deposits. The following table sets forth the distribution of average deposits and the weighted average interest rates paid thereon during the periods indicated (dollars are in thousands). See NOTE G of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                ------------------------------------------------------------------------------------------------
                                             1998                             1997                             1996
                                ------------------------------   ------------------------------   ------------------------------
                                            WEIGHTED                         WEIGHTED                         WEIGHTED
                                            AVERAGE    PERCENT               AVERAGE    PERCENT               AVERAGE    PERCENT
                                 AMOUNT     INTEREST     OF       AMOUNT     INTEREST     OF       AMOUNT     INTEREST     OF
                                   (1)        RATE      TOTAL       (2)        RATE      TOTAL       (2)        RATE      TOTAL
                                ---------   --------   -------   ---------   --------   -------   ---------   --------   -------
Checking/NOW..................  $ 45,904      1.7%        5.1%   $ 30,786      1.2%        4.1%   $ 28,032      0.8%        4.0%
Passbook......................    17,003      3.7%        1.9      22,084      1.8%        3.0      26,500      1.9%        3.8
Money market..................    73,190      4.0%        8.0      32,239      3.2%        4.3      26,254      1.4%        3.7
Certificates of deposit.......   771,618      5.6%       85.0     659,830      5.6%       88.6     621,050      5.6%       88.5
                                --------                -----    --------                -----    --------                -----
    Total.....................  $907,715      5.3%      100.0%   $744,939      5.2%      100.0%   $701,836      5.1%      100.0%
                                ========                =====    ========                =====    ========                =====

---------------
(1) Amounts represent daily averages.

(2) Amounts represent monthly averages.

     The table below sets forth the remaining maturities of the Company's certificates of deposit outstanding at the dates indicated (dollars are in thousands).

                                                   DECEMBER 31, 1998                                 DECEMBER 31, 1997
                               ----------------------------------------------------------   ------------------------------------
                                              OVER          OVER                                           OVER          OVER
                                THREE     THREE MONTHS   SIX MONTHS                          THREE     THREE MONTHS   SIX MONTHS
                                MONTHS      THROUGH       THROUGH       OVER                 MONTHS      THROUGH       THROUGH
                               OR LESS     SIX MONTHS     ONE YEAR    ONE YEAR    TOTAL     OR LESS     SIX MONTHS     ONE YEAR
                               --------   ------------   ----------   --------   --------   --------   ------------   ----------
BALANCES , $100,000
  4.00% or less..............  $  1,821     $    632      $    123    $    17    $  2,593   $  1,660     $     15      $     26
  4.01% - 5.00%..............    30,923       33,075        27,410      9,141     100,549     38,460        1,650         1,571
  5.01% - 6.00%..............   147,740      132,013       196,001     35,206     510,960    119,283      111,758       176,146
  6.01% - 7.00%..............       694          343           523         --       1,560      4,834       21,458        29,818
  7.01% or more..............        --           --           100         --         100         --           --            --
                               --------     --------      --------    -------    --------   --------     --------      --------
                                181,178      166,063       224,157     44,364     615,762    164,237      134,881       207,561
                               --------     --------      --------    -------    --------   --------     --------      --------
BALANCES $ $100,000
  4.00% or less..............        --          100           101         --         201         --           --            --
  4.01% - 5.00%..............     8,321        9,062         8,797      2,757      28,937      7,162           --           548
  5.01% - 6.00%..............    61,020       47,719        68,115      8,504     185,358     38,734       30,306        57,313
  6.01% - 7.00%..............       910        1,930           442        178       3,460      2,663        9,933        10,926
  7.01% or more..............        --           --            --         --          --         --           --            --
                               --------     --------      --------    -------    --------   --------     --------      --------
                                 70,251       58,811        77,455     11,439     217,956     48,559       40,239        68,787
                               --------     --------      --------    -------    --------   --------     --------      --------
          TOTAL..............  $251,429     $224,874      $301,612    $55,803    $833,718   $212,796     $175,120      $276,348
                               ========     ========      ========    =======    ========   ========     ========      ========

                                DECEMBER 31, 1997
                               -------------------

                                 OVER
                               ONE YEAR    TOTAL
                               --------   --------
BALANCES , $100,000
  4.00% or less..............  $    88    $  1,789
  4.01% - 5.00%..............    5,206      46,887
  5.01% - 6.00%..............   16,890     424,077
  6.01% - 7.00%..............    1,218      57,328
  7.01% or more..............      100         100
                               -------    --------
                                23,502     530,181
                               -------    --------
BALANCES $ $100,000
  4.00% or less..............       --          --
  4.01% - 5.00%..............    1,271       8,981
  5.01% - 6.00%..............    4,129     130,482
  6.01% - 7.00%..............      523      24,045
  7.01% or more..............       --          --
                               -------    --------
                                 5,923     163,508
                               -------    --------
          TOTAL..............  $29,425    $693,689
                               =======    ========

     BORROWINGS. The twelve district banks which comprise the FHLB System function as a source of credit to member associations. The Company may apply for advances from the FHLB secured by the capital stock of the FHLB owned by the Company and certain of the Company's loans and other assets. Advances can be requested for any business purpose in which the Company is authorized to engage. In granting advances, the FHLB considers a member's creditworthiness and other relevant factors. At December 31, 1998, the Company had an approved line of credit with the FHLB with a maximum advance of up to 35% of total assets (of which 25% may be secured by mortgage collateral and 10% may be secured by investment securities). At December 31, 1998, the Company had seven FHLB advances outstanding, totaling $264.0 million which had a weighted average interest rate of 5.18% and a weighted average remaining maturity of 5 years 3 months.

INTEREST RATE RISK MANAGEMENT

     The objective of interest rate risk management is to stabilize the Company's net interest income ("NII") while limiting the change in its market value ("MV") from interest rate fluctuations. Generally, MV is the discounted present value of the difference between incoming cash flows on interest-earning assets and other assets and outgoing cash flows on interest-bearing liabilities and other liabilities. The Company seeks to stabilize its NII and MV by matching its interest sensitive assets and liabilities, and maintaining the maturity and repricing of these assets and liabilities at appropriate levels given the interest rate environment. When the amount of rate-sensitive liabilities exceeds rate-sensitive assets within specified periods, the NII generally will be negatively impacted by increasing interest rates and positively impacted by decreasing interest rates during such periods. Conversely, when the amount of rate-sensitive assets exceeds the amount of rate-sensitive liabilities within specified periods, net interest income generally will be positively impacted by increasing interest rates and negatively impacted by decreasing interest rates during such periods. The speed and velocity of the repricing of assets and liabilities will also contribute to the effects on the Company's MV and NII, as will the presence or absence of periodic and lifetime interest rate caps and floors.

     The Company utilizes two methods for measuring interest rate risk, gap analysis and interest rate simulations. Gap analysis focuses on measuring absolute dollar amounts subject to repricing within certain periods of time, particularly the one-year maturity horizon. SEE ITEM 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

     Interest rate simulations provide the Company with an estimate of both the dollar amount and percentage change in NII under various interest rate scenarios. All assets and liabilities are subjected to tests of up to 400 basis points in increases and decreases in interest rates. Under each interest rate scenario, the Company projects its net interest income and the MV of its current balance sheet. From these results, the Company can then develop alternatives to dealing with the tolerance thresholds.

     During 1995, the Company initiated certain measures to reduce interest rate risk. These measures included the sale of approximately $110.0 million in fixed rate assets and the purchase of a $450.0 million interest rate cap on the liability base subject to reprice within a six-month period. During 1996, the Company continued to reduce interest rate risk exposure by making additional fixed rate loan sales of approximately $35.0 million and sales of single family 11th DCOFI-indexed loans of approximately $45.0 million. The Company also extended the duration of its liability base from six to nine months during the course of 1996. During 1997, the Company continued to reduce its interest risk exposure by selling its fixed-rate investment securities and extending the duration of its liability base through the use of advances from the FHLB. During the last quarter of 1998, as interest rates dropped, the Company began using MTA as an index for Estate Loans rather than CMT. The MTA index lags the CMT Index when rates change.

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

     The table below sets forth information concerning sensitivity of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 1998. The amounts of assets and liabilities shown within a particular period were determined in accordance with their contractual maturities, except that adjustable-rate loans are included in the period in which they are first scheduled to adjust and not in the period in which they mature. Such assets and liabilities are classified by the earlier of their maturity or repricing date (dollars are in thousands).

                                             OVER THREE   OVER SIX    OVER ONE
                                   THREE      THROUGH     THROUGH       YEAR        OVER
                                   MONTHS       SIX        TWELVE     THROUGH       FIVE
                                  OR LESS      MONTHS      MONTHS    FIVE YEARS    YEARS       TOTAL
                                  --------   ----------   --------   ----------   --------   ----------
INTEREST-EARNING ASSETS
  Investments and FHLB Stock....  $ 13,554    $     --    $     --   $      --    $     --   $   13,554
  Loans(1)......................   642,721     242,226     299,142      42,046     123,686    1,349,821
                                  --------    --------    --------   ---------    --------   ----------
       Total interest-earning
          assets................  $656,275    $242,226    $299,142   $  42,046    $123,686   $1,363,375
                                  ========    ========    ========   =========    ========   ==========
INTEREST-BEARING LIABILITIES
  Deposits
     Non-certificates of
       deposit(2)...............  $185,732    $     --    $     --   $      --    $     --   $  185,732
     Certificates of deposit....   251,429     224,874     301,612      55,803          --      833,718
  FHLB advances.................        --          --          --     215,000      49,000      264,000
  Senior Notes..................        --          --          --          --      40,000       40,000
                                  --------    --------    --------   ---------    --------   ----------
       Total interest-bearing
          liabilities...........  $437,161    $224,874    $301,612   $ 270,803    $ 89,000   $1,323,450
                                  ========    ========    ========   =========    ========   ==========
Interest Rate Sensitivity Gap...  $219,114    $ 17,352    $ (2,470)  $(228,757)   $ 34,686   $   39,925
Cumulative Interest Rate
  Sensitivity Gap...............  $219,114    $236,466    $233,996   $   5,239    $ 39,925   $   39,925
Cumulative Interest Rate
  Sensitivity Gap as a
  Percentage of Total
  Interest-Earning Assets.......      16.1%       17.3%       17.2%        0.4%        2.9%         2.9%

---------------
(1) Balances include nonaccrual loans of $47.7 million at December 31, 1998.

(2) Includes checking/NOW, passbook and money market accounts.

REGULATORY MATTERS

GENERAL

     The Company is registered with the OTS as a savings and loan holding company and is subject to regulation and examination as such by the OTS. The Bank is a member of the FHLB and its deposits are insured by the FDIC. The Bank is subject to examination and regulation by the OTS under the Home Owners' Loan Act ("HOLA") and the FDIC under the Federal Deposit Insurance Act ("FDIA") with respect to most of its business activities, including, among others, lending activities, capital standards, general investment authority, deposit-taking and borrowing authority, mergers and other business combinations, establishment of branch offices, and permitted subsidiary investment and activities. The effect of the statutes, regulations and other pronouncements and policies which govern the operations and activities of the Company and the Bank can be significant, cannot be predicted with a high degree of certainty and can change over time. Moreover, such statutes, regulations and other pronouncements and policies are intended to protect depositors and the insurance funds administered by the FDIC, and not stockholders or holders of indebtedness which are not insured by the FDIC.

     The following sections should be read in conjunction with ITEM 7, MANAGEMENT'S DISCUSSION and NOTES L and M of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. The description of the statutes and regulations applicable to the Company and the Bank set forth below and elsewhere herein do not purport to be complete descriptions of such statutes and regulations and their effects on the Company and the Bank. Such descriptions also do not purport to identify every statute and regulation that may apply to the Company or the Bank.

SAVINGS AND LOAN HOLDING COMPANY REGULATION

     ACTIVITIES RESTRICTIONS. The Company has only one savings association subsidiary and is therefore a "unitary" savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the savings association subsidiary of a unitary holding company fails to meet the qualified thrift lender ("QTL") test (see SAVINGS ASSOCIATION REGULATION -- Qualified Thrift Lender Test), then the unitary holding company is subject to the activities restrictions applicable to multiple savings and loan holding companies. Further, unless the savings association subsidiary requalifies as a QTL within one year thereafter, the unitary holding company must register as, and become subject to the restrictions applicable to, a bank holding company.

     Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association may commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, upon prior notice to, and no objection by the OTS, other than: (I) furnishing or performing management services for a subsidiary savings association; (II) conducting an insurance agency or escrow business; (III) holding, managing or liquidating assets owned by or acquired from a subsidiary savings association; (IV) holding or managing properties used or occupied by a subsidiary savings association; (V) acting as trustee under deeds of trust; (VI) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (VII) unless the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in (VII) above also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

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

     Any savings association is a QTL if (I) it qualifies as a domestic building and loan association under Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended ("Code") (which generally requires that at least 60% of the association's assets constitute housing-related and other qualifying assets), or
(II) at
least 65% of the association's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in at least nine out of every 12 months. At December 31, 1998, the Bank was in compliance with the QTL test.

     DEPOSIT INSURANCE. The FDIC administers two separate deposit insurance funds. The Bank Insurance Fund ("BIF") generally insures the deposits of commercial banks, and the SAIF generally insures the deposits of savings associations.

     Under FDIC regulations, associations are assigned to one of three capital groups for insurance premium purposes -- "well capitalized," "adequately capitalized" and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIA, as discussed under Prompt Corrective Action Rules below. These three groups are then divided into subgroups which are based on supervisory evaluations by the association's primary federal regulator, resulting in nine assessment classifications. Effective January 1, 1997, assessment rates for SAIF-insured associations range from 0% of insured deposits for well-capitalized associations with minor supervisory concerns to .27% of insured deposits for undercapitalized associations with substantial supervisory concerns. In addition, an additional assessment of 6.4 basis points and 1.3 basis points will be added to the regular SAIF-assessment and to the regular BIF-assessment, respectively, until December 31, 1999 in order to cover Financing Corporation debt service payments.

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

     BRANCHING. OTS regulations permit nationwide branching by federally chartered savings institutions to the extent allowed by federal statute. This permits federal savings institutions to establish interstate networks and to geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions. At this time, the Company's management (has no plans) to establish physical branches outside of California, (although the Bank does serve customers domiciled outside of California via alternative delivery channels such as telephone, mail and ATM networks.)

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

     FHLB SYSTEM. As a member of the FHLB system, the Bank is required to own capital stock in its regional FHLB, the FHLB of San Francisco, in a minimum amount determined at the end of each year based on the greater of (I) 1.0% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations, (II) 5.0% of its outstanding borrowings from the FHLB of San Francisco, or (III) 0.3% of its total assets. The Company was in compliance with this requirement, with an investment of $13.6 million in FHLB stock at December 31, 1998. The FHLB of San Francisco serves as a reserve or central bank for the member institutions within its assigned region, the Eleventh FHLB District. It makes advances to members in accordance with policies and procedures established by the Federal Housing Finance Board and the Board of Directors of the FHLB of San Francisco.

     FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository associations to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts for savings associations) and non-personal time deposits. At December 31, 1998, the Company was in compliance with its reserve requirements.

     LIQUIDITY. OTS regulations currently require a savings association to maintain an average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances and specified United States Government, state or federal agency obligations) equal to at least 4% of either (i) the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar quarter, or (ii) the amount of its net withdrawable accounts and short-term borrowings at the end of its preceding calendar quarter. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% of such accounts and borrowings depending upon economic conditions and the deposit flows of member associations. Monetary penalties may be imposed for failure to meet this liquidity ratio requirement. The Company's average liquidity for the quarter ended December 31, 1998, was 12.6%, which exceeded the applicable requirements.

     COMMUNITY REINVESTMENT ACT. Under the Community Reinvestment Act ("CRA") a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA also requires the OTS to assess an association's performance in meeting the credit needs of its delineated communities, as part of its examination of the association, and to take such assessments into consideration in reviewing applications with respect to branches, mergers and other business combinations, and savings and loan holding company acquisitions. An unsatisfactory CRA rating may be the basis for denying such an application and community groups have successfully protested applications on CRA grounds. The OTS assigns CRA ratings of "outstanding", "satisfactory", "needs to improve" or "substantial noncompliance". The Bank was rated "satisfactory" in its most recent CRA examination (October 1998).

     REGULATORY CAPITAL REQUIREMENTS. HOLA and the capital regulations of the OTS promulgated thereunder ("Capital Regulations") impose three capital requirements on savings associations, including a "core capital requirement", a "tangible capital requirement" and a "risk-based capital requirement".

     Under the core capital requirement, a savings association must maintain "Core capital" of not less than 3.0% of adjusted total assets. "Core capital" generally includes common stockholders' equity, noncumulative perpetual preferred stock, including any related surplus, and minority interests in the equity accounts of fully consolidated subsidiaries. The amount of an association's core capital is, in general, calculated in accordance with generally accepted accounting principles ("GAAP"), but with certain exceptions. Among other exceptions, adjustments to an association's GAAP equity accounts that are required pursuant to FASB 115 to reflect changes in market value of certain securities held by the association that are categorized as "available-for-sale" are not to be included in the calculation of core capital for regulatory capital purposes. In computing core capital, intangible assets other than certain servicing assets and purchased credit card relationships are deducted from capital.

     Under the tangible capital requirement, a savings association must maintain "Tangible capital" in an amount not less than 1.5% of adjusted total assets. "Tangible capital" means core capital less any intangible assets other than up to 90% of the fair market value of mortgage servicing assets.

     Under the risk-based capital requirement, a savings association must maintain "Total capital" equal to 8.0% of risk-weighted assets. "Total capital" consists of core capital and supplementary capital. Supplementary capital includes, among other things, certain types of preferred stock and subordinated debt and, subject to certain limitations, general reserves up to 1.25% of risk-weighted assets. A savings association's supplementary capital may be used to satisfy the risk-based capital requirements only to the extent of that association's core capital. Risk-weighted assets are the assets of the association (including certain off-balance sheet items, including letters of credit, and loans or other assets sold with subordination or recourse arrangements) adjusted to reflect the degree of credit risk deemed to be associated with such assets, ranging from 0% for low-risk assets such as U.S. Government securities and GNMA securities to 100% for various types of loans and other assets deemed to be higher risk. Single family mortgage loans having loan-to-value ratios not exceeding 80% and meeting certain additional criteria, as well as certain multi-family residential mortgage loans, qualify for a 50% risk-weighted treatment.

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

     The following table summarizes the regulatory capital requirements under HOLA for the Bank at December 31, 1998. As indicated in the table, the Bank's capital levels exceeded all three of the minimum HOLA capital requirements (dollars are in thousands).

                                  TANGIBLE CAPITAL        CORE CAPITAL       RISK-BASED CAPITAL
                                 ------------------    ------------------    -------------------
                                  BALANCE       %       BALANCE       %       BALANCE        %
                                 ----------    ----    ----------    ----    ----------    -----
Stockholders' equity...........  $  108,673      --    $  108,673      --    $  108,673       --
Adjustments....................
  General reserves.............          --      --            --      --        11,932       --
  Other(1).....................          --      --            --      --        (1,205)      --
                                 ----------    ----    ----------    ----    ----------    -----
Regulatory capital.............     108,673    7.65%      108,673    7.65%      119,400    11.10%
Required minimum...............      21,302    1.50        56,804    4.00        86,090     8.00
                                 ----------    ----    ----------    ----    ----------    -----
EXCESS CAPITAL.................  $   87,371    6.15%   $   51,869    3.65%   $   33,310     3.10%
                                 ==========    ====    ==========    ====    ==========    =====
ADJUSTED ASSETS(2).............  $1,420,100            $1,420,100            $1,076,122
                                 ==========            ==========            ==========

---------------
(1) Includes the portion of non-residential construction loans which exceed a loan-to-value of 80%

(2) The term "adjusted assets" refers to (I) the term "adjusted total assets" as defined in 12 C.F.R. Section 567.1 (a) for purposes of tangible and core capital requirements, and (II) the term "risk-weighted assets" as defined in 12 C.F.R. Section 567.5 (d) for purposes of the risk-based capital requirements.

     PROMPT CORRECTIVE ACTION RULES. Under federal law, each federal banking agency has implemented a system of prompt corrective action for institutions which it regulates. Under OTS regulations for prompt corrective action ("PCA Rules"), an association is deemed to be (I) "well capitalized" if it has total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure; (II) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (III) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (IV) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (V) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal law authorizes the OTS to reclassify a well capitalized association as adequately capitalized and may require an adequately capitalized association or an undercapitalized association to comply with supervisory actions as if it were in the next lower category (except that the OTS may not reclassify a significantly undercapitalized association as critically undercapitalized).

     As of December 31, 1998, the most recent notification from the OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. The Bank's actual capital amounts and ratios and the capital amounts and ratios required in order for an association to be well capitalized and adequately capitalized are presented in the table below (dollars are in thousands).

                                                                   TO BE CATEGORIZED    TO BE CATEGORIZED
                                                                     AS ADEQUATELY             AS
                                                                      CAPITALIZED       WELL CAPITALIZED
                                                    ACTUAL          UNDER PCA RULES      UNDER PCA RULES
                                               -----------------   ------------------   -----------------
                                                AMOUNT    RATIOS    AMOUNT    RATIOS     AMOUNT    RATIOS
                                               --------   ------   --------   -------   --------   ------
AS OF DECEMBER 31, 1998
  Total Capital (to Risk Weighted Assets)....  $119,400   11.10%   $86,090     8.00%    $107,612   10.00%
  Core Capital (to Adjusted Tangible
     Assets).................................   108,673    7.65%    56,804     4.00%      71,005    5.00%
  Tangible Capital (to Adjusted Tangible
     Assets).................................   108,673    7.65%    21,302     1.50%         N/A     N/A
  Tier 1 Capital (to Risk Weighted Assets)...   108,673   10.10%       N/A      N/A       64,567    6.00%

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

     DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS. OTS regulations impose limitations on "capital distributions" by savings associations. Distribution are defined to include among other things, cash dividends and payments for the repurchase or retirement of shares. Effective April 1, 1999, the OTS significantly amended its capital distribution regulations. Under the new regulations, the Bank, as a subsidiary of a savings and loan holding company, may not make a capital distribution without filing a notice with the OTS. The Bank would be required to file an application with the OTS (in lieu of a notice) under the following circumstances: (I) it is not eligible for expedited treatment by the OTS; (II) the total amount of its capital distributions during the current year and the proposed capitals distribution would exceed its net income for its current fiscal and its retained income for the preceding two years; (III) it would not be adequately capitalized; or (IV) the capital distribution would violate a prohibition contained in any applicable statute, regulation or regulatory agreement. The OTS may deny any notice or application if (I) the Bank would be undercapitalized following the capital distribution
(II) the OTS determines that the capital distribution would violate safety or soundness concerns, or (III) the OTS determines that the capital distribution would violate any applicable statute, regulation or regulatory agreement.

     LOANS TO ONE BORROWER LIMITATION. With certain limited exceptions, the maximum amount that a savings association may lend to one borrower (including certain entities related to such borrower) is an amount equal to 15% of the association's unimpaired capital and unimpaired surplus, plus an additional 10% of capital and surplus for loans fully secured by readily marketable collateral. Real estate is not included within the definition of readily marketable collateral for this purpose. Pursuant to the current regulation, the maximum amount which the Bank could have loaned to any one borrower (and related entities) under the general OTS loans to one borrower limit was $17.9 million as of December 31, 1998.

     OTHER REAL ESTATE LENDING STANDARDS. The OTS and the other federal banking agencies have jointly adopted uniform rules on real estate lending and related Interagency Guidelines for Real Estate Lending Policies. The uniform rules require that associations adopt and maintain comprehensive written policies for real estate lending. The policies must reflect consideration of the Interagency Guidelines and must address relevant lending procedures, such as loan-to-value limitations, loan administration procedures, portfolio diversification standards and documentation, approval and reporting requirements. Although the final rule did not impose specific maximum loan-to-value ratios, the related Interagency Guidelines state that such ratio limits established by an individual associations' board of directors should not exceed levels set forth in the Guidelines, which range from a maximum of 65% for loans secured by raw land to 85% for improved property. No limit is set for single family residence loans, but the Guidelines state that such loans exceeding a 95% loan-to-value ratio should have private mortgage insurance or some other form of credit enhancement. The Guidelines further permit a limited amount of loans that do not conform to these criteria.

YEAR 2000 COMPLIANCE

     In May 1997, the Federal Financial Institutions Examination Council ("FFIEC") issued an interagency statement to the chief executive officers of all federally supervised financial institutions regarding Year 2000 project management awareness. The FFIEC has highly prioritized Year 2000 compliance in order to avoid major disruptions to the operations of financial institutions and the country's financial systems when the new century results in two digit dates for the year being below the prior year's value. The FFIEC statement provides guidance to financial institutions, providers of data services and all examining personnel of the federal banking agencies regarding Year 2000 Issue. The federal banking agencies have been conducting Year 2000 compliance examinations, and the failure to implement an adequate Year 2000 program can be identified as an unsafe and unsound banking practice. The OTS has established an examination procedure which contains three categories of ratings: "Satisfactory", "Needs Improvement", and "Unsatisfactory". Institutions that receive a Year 2000 rating of Unsatisfactory may be subject to formal enforcement action, supervisory agreements, cease and desist orders, civil money penalties, or the appointment of a conservator. In addition, federal banking agencies will be taking into account Year 2000 compliance programs when reviewing applications and may deny an application based on Year 2000 related issues.

TAXATION

FEDERAL

     The Company and the Bank have historically filed a consolidated federal income tax return based on a fiscal year ended September 30. The Company has adopted a December 31 tax year for its consolidated federal income tax returns beginning with a stub period ending December 31, 1998 and continuing each year thereafter. Consolidated returns have the effect of eliminating inter-company transactions, including dividends, from the computation of taxable income.

     For taxable years beginning prior to January 1, 1996, a savings association such as the Company that met certain definitional tests relating to the composition of its assets and the sources of its income (a "qualifying savings association") was permitted to establish reserves for bad debts and to claim annual tax deductions for additions to such reserves. A qualifying savings association was permitted to make annual additions to such reserves based on the association's loss experience under the "experience method". Alternatively, a qualifying savings association could elect, on an annual basis, to use the "percentage of taxable income" method to compute its addition to its bad debt reserve on qualifying real property loans (generally, loans secured by an interest in improved real estate). The percentage of taxable income method permitted the association to deduct a specified percentage (8%) of its taxable income before such deduction, regardless of the association's actual bad debt experience, subject to certain limitations. In fiscal years 1998, 1997 and 1996, the Company utilized the experience method because that method produced a greater deduction than the percentage method.

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

     In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," a deferred tax liability has not been recognized for the tax bad debt base year reserves of the Company. At December 31, 1998, the amount of those reserves was approximately $21.3 million. This reserve could be recognized in the future under the conditions described in the preceding paragraph.

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

     For additional information regarding taxation, see NOTE I of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

STATE

     The California franchise tax applicable to the Company is a variable-rate tax. This rate is computed under a formula that results in a rate higher than the rate applicable to nonfinancial corporations because it includes an amount "in lieu" of local personal property and business license taxes paid by such corporations (but not paid by banks or financial institutions such as the Company). For the taxable years 1998, 1997 and 1996, the maximum rate was set at approximately 11%. Under California regulations, financial corporations are permitted to claim bad debt deductions using a reserve method, with the reserve level being determined by past experience or current facts and circumstances.

EMPLOYEES

     The Company employed 272 full time equivalent persons at December 31, 1998. Employees are not represented by a union or collective bargaining group and the Company considers its employee relations to be satisfactory. Employees are provided retirement, savings incentive and other benefits, including life, health, accident and hospital insurance.

RISK FACTORS

RISKS ASSOCIATED WITH LENDING ACTIVITIES

     Please refer to ITEM 1. BUSINESS. NEW BUSINESS GENERATION, LENDING ACTIVITIES, for a thorough discussion of the Company's lending activities, including our assessment of the risks associated with our real estate-secured lending businesses, and the manner by which we mitigate these identified risks.

RISKS ASSOCIATED WITH GROWTH IN LOAN ORIGINATION

     We commenced each of our current lending businesses in 1995, following several years during which we were not actively engaged in making new loans. During the four-year period which ended December 31, 1998, the Company recorded new loan commitments totaling $964.6 million (1998), $495.0 million (1997), $332.3 million (1996), and $197.4 million (1995). This significant growth in annual commitment volume has been driven by our increasingly successful penetration of very tightly-defined segments within the Southern California real property financing markets, with respect to which we employ the competitive advantages possessed by the Company. Beyond the success of our strategic initiatives, however, the growth in our financing businesses, especially since the middle of 1997, has been substantially aided by (1) the generally low level of interest rates prevailing in the market for some time (which increases the availability of mortgage credit generally and which, in turn, enhances the liquidity of real estate), (2) the recovery since 1994 in the Southern California economy, and (3) the substantial rise in real property values since 1994 occasioned by the recovery (and now expansion) of the region's economic base. These factors, taken together, have resulted in a substantial increase since 1995 in the numbers of financial services companies who compete directly with us for new financing opportunities centered in those markets targeted by us. In addition, the volume of mergers of regulated financial companies within the Company's market area, including most notably the amalgamation of Great Western Bank, Home Savings and American Savings Bank into Washington Mutual, has created a number of very large companies (measured by assets) who aggressively deploy their capital and marketing resources, each of which substantially exceeds our capital and marketing resources, to attract borrowers whom we also pursue.

     Because of these and related factors, we cannot be assured that we will be able to access new financing opportunities, or record new loan commitments, either in the volumes or with the effective yields, targeted by us.

RISKS ASSOCIATED WITH OUR LOAN PORTFOLIO

     Through the end of 1998, we have devoted our energies, and the Company's capital, to building each of our financing businesses. As a result, our assets are represented almost entirely by real estate-secured loans, without any substantial complement of more liquid, and less credit risk-sensitive assets such as mortgage-backed securities, U.S. Treasury securities, and the like. Though our loan portfolio routinely produces effective yields far in excess of the yields which can be obtained from these less credit risk-sensitive assets, we assume a much greater risk that our borrowers will cease to make their payments to us, that our real estate collateral will decline in value over time, or both. We seek to mitigate these risks throughout among other efforts (1) our extensive pre-funding underwriting of each of our loans, (2) our post-funding loan monitoring programs, and (3) providing reserves for the inherent or loan-specific losses contained in our loan portfolio.

     Though we believe that our risk management-related processes aid us in significantly reducing and managing the credit risks we routinely assume, the business of lending money possesses inherent risks, including the risk that our judgment in extending credit in a particular instance may be proven fallible, due to circumstances either within our control or otherwise. In addition, many of our loans have terms which extend to ten years, which is clearly beyond the boundaries of most economic cycles. As a result, it is probable that the current vibrant regional economy, and its positive effect upon the region's real property markets, cannot and will not be sustained for the entire duration of many of our loans, which exposes us to the risk that the value of certain of the real estate collateral which secures our loans may decline in value prior to or at the loans' maturity. Should this occur, our risk of sustaining losses of principal, interest, or both would increase, perhaps substantially. Should the performance of our borrowers deteriorate because of these or other, more loan-specific, factors, causing the level of our nonaccruing loans to increase substantially, our operating results would deteriorate because of a loss of interest revenue. Further, should economic factors become adverse, our allowance for estimated credit losses may prove inadequate to absorb losses resulting from foreclosure of our collateral, from the restructuring of loans, or other resolution strategies.

SOURCE OF REPAYMENT FOR OUR SENIOR NOTES

     Hawthorne Financial Corporation is a holding company with no business operations of its own. Hawthorne Financial's only significant asset is the common stock of Hawthorne Savings Bank that it owns, and its only significant liability is the $40.0 million of Senior Notes that it issued in December 1997. The amount of cash we raised by issuing these Senior Notes was utilized to repay existing obligations of Hawthorne Financial totaling $27.2 million (which arose from our 1995 recapitalization), with the remainder contributed to Hawthorne Savings to support its various business activities. The annual interest we pay on the Senior Notes equals $5.0 million and we must repay the entire amount of the Senior Notes in 2004, either from our own cash resources or from the proceeds raised from a new issue of Senior Notes, the sale of common or preferred stock, or other similar means. The only source of internal cash flow to make our semi-annual interest payments on the Senior Notes comes from dividends paid by Hawthorne Savings to Hawthorne Financial. In turn, the amount of cash which can be dividended from Hawthorne Savings to Hawthorne Financial is limited by regulation to a percentage of the earnings generated by Hawthorne Savings, and is further limited by the dollar amount of capital (or net worth) that Hawthorne Savings is required by regulation to retain. Hawthorne Savings currently generates more than enough earnings, and maintains more than sufficient capital, to comfortably dividend to Hawthorne Financial the amounts necessary to make interest payments on the Senior Notes. However, should Hawthorne Savings cease to generate substantial earnings, or should the amount of capital required to be maintained by Hawthorne Savings increase, or both, it is possible that Hawthorne Financial would not be able to make one or more interest payments on its Senior Notes.

INTEREST RATE RISK

     Our profitability is dependent upon the spread between the interest and fee revenues we receive from lending money or investing it in securities, and the interest we pay to our depositors and to other lenders. A substantial majority of our assets are loans with interest rates which adjust periodically at a fixed margin over various market-sensitive indicies (like the Prime Rate, 11th DCOFI, CMT, MTA, etc). A majority of our liabilities are certificates of deposit, which generally have terms of one year or less and which carry a fixed rate of interest for their term, or borrowings from the FHLB, which carry a fixed rate of interest for their terms, which range up to ten years, however, the majority of which are five years or less.

     Changes in the general level of interest rates directly and immediately affect, either positively of negatively, our interest spread and therefore our profitability. Sharp and significant changes to market interest rates, (similar to what we observed during the last half of 1998) can cause our interest spread to shrink or expand significantly in the near term, principally because the periods during which our adjustable-rate loans reprice may be, and are, different from the maturities (and, therefore, repricing) of our principal liabilities (deposits and FHLB borrowings).

     Increases to the general level of interest rates, especially if the increases are abrupt and sustained, can also adversely affect our ability to earn money by (1) causing an increasing number of borrowers to cease making payments on their loans with us (because their required payments, which adjust with changes to market interest rates, may have risen to a level which exceeds their financial resources), (2) reducing the volume of financing opportunities and recorded new loan commitments (because higher interest rates tend to make the refinancing of real estate less attractive to owners, or because the availability of mortgage credit and equity funds is reduced, thereby dampening the liquidity of the region's property markets), and (3) extending the average period of time each of our loans remains outstanding, which may result in our need to raise additional capital to support our new loan origination activities.

     To manage these potential risks, (1) we largely avoid making fixed-rate loans, because the value of these loans, and the interest spread we can earn in a rising interest rate environment, can decline substantially, (2) we include interest rate floors and caps in the substantial majority of our loans, to provide us and our borrowers with some certainty about the range of payments required to be made over time, and (3) we seek to achieve reasonable equilibrium between the periods over which our adjustable-rate loans reprice and the maturity profile of our fixed-rate, fixed-term deposits and borrowings.

RISK OF CHANGING ECONOMIC CONDITIONS

     The vibrancy and sustainability of the region's economic activity is a significant factor in determining our long-term success, as measured by the volume of loans we originate, the yields we earn on our loans, the availability and pricing of customer deposits, and our ability to collect on the loans we make. Since the mid-1990's, California has experienced substantial economic growth, which has directly translated into inflation in property values. During this period, interest rates have dropped to near historical lows and substantial wealth has been created by the gains in the U.S. and world stock markets. This confluence of positive factors has resulted in a substantial increase in the availability of funds for investment in new businesses, property acquisition, and the like, which creates job growth, increases to individual wealth, and growth in consumer confidence.

     Taken together, these factors tend over time to cause financial services companies to become ever more aggressive in extending credit to borrowers, and to reduce the risk premiums they charge their customers (principally because of competitive factors). Should economic conditions abruptly and adversely change, there will almost certainly be a rise in the number of borrowers who cease making payments on their loans (because of job loss or otherwise reduced financial means) which, if significant and sustained, could cause property values to decline (because of a reduced availability of mortgage credit and a general imbalance between the supply and demand for real estate), which would lead to lower interest spreads for, or higher credit losses by, lenders, and lower earnings, or even losses.

     We attempt to mitigate these risks by (1) generally advancing a relatively low percentage against the value of our real property collateral, (2) extensively underwriting the potential borrower, property and transactional risks in each of our new loans, (3) pricing our loans to float over market sensitive indicies, subject to established interest rate caps (and floors), (4) providing careful and diligent oversight of our loan portfolio once loans are funded and (5) establishing an allowance for estimated credit losses to absorb the inherent losses, rather than just those near-term losses otherwise identified, in our loan portfolio. SEE ITEM 1. BUSINESS, NEW BUSINESS GENERATION.

RISK OF NATURAL DISASTER

     The Southern California area is known for being subject to earthquakes, sometimes with a severity that causes significant and costly property damage, which can lead to borrower loan defaults and losses for lenders. Catastrophic earthquakes are infrequent and tend to be somewhat localized in their geographic reach. As a general matter, lenders with significant concentrations of loans secured by properties located within a small geographic region are most at risk of significant loss should a catastrophic earthquake hit.

     As a general matter, we have mitigated our risks of being materially, and adversely affected by a catastrophic earthquake by lending across a broad geographic swath throughout Southern California, rather than localizing our lending to properties concentrated within a small geographic area. This is less true with our Estate Loans, which are secured by large homes concentrated along the coastal region of Southern California and in inland pockets like Bel-Air and Beverly Hills. Because the availability of earthquake insurance for borrowers is generally limited and quite expensive to obtain, lenders (including Hawthorne) do not require that such insurance coverage be obtained by homeowners as a condition of a loan. We have addressed this risk by purchasing a $10 million blanket insurance policy covering the collateral securing our Estate Loans in the event of an earthquake. Under the terms of this insurance policy, the insurance company will reimburse us for any losses we suffer (up to $10 million in the aggregate) should the value of our collateral prove to be less than the amount of a loan, upon the sale of the property following an earthquake. This policy also provides for the payment to us by the insurance company for certain lost interest on our Estate Loans in the event the borrower ceases making their payments to us following an earthquake.

REGULATION

     Both Hawthorne Financial, as a savings and loan holding company, and Hawthorne Savings, as a federally-chartered savings institution, are subject to significant governmental supervision and regulation, which is intended primarily for the protection of depositors. Statutes and regulations affecting us may be changed at any time, and the interpretation of these statutes and regulations by examining authorities also may change. We cannot assure you that future changes in applicable statutes and regulations or in their interpretation will not adversely affect our business. The OTS regulates and examines Hawthorne Financial, while the OTS and the FDIC regulate and examine Hawthorne Savings. We cannot assure you that the OTS or the FDIC will not, as a result of their regulation or examination, impose various requirements or regulatory sanctions upon us. In addition to governmental supervision and regulation, we are subject to changes in federal and state laws, which could materially affect the real estate industry.

YEAR 2000 COMPLIANCE

     We have adopted, and are implementing, a plan to address Year 2000 data processing issues. The plan includes the assessment of all internal systems, programs and data processing applications, as well as those provided to us by third-party vendors. The expense incurred and to be incurred to ensure year 2000 compliance is substantially integrated and included with the expense associated with the conversion of our technology platform during 1998, to a client-server-based platform from a host-based platform operated by a third-party service bureau. Our management continues to evaluate third party vendors' efforts with respect to compliance with Year 2000 issues. We cannot assure you that the third party vendors' efforts will be successful or that our costs will be consistent with internal projections. However, we do not believe that any Year 2000 issues will materially affect our products, services or competitive conditions. In addition, we do not believe that the cost of addressing Year 2000 issues is a material event or uncertainty which would cause reported financial information not to be necessarily indicative of future operating results or financial condition, and the costs or the consequences of incomplete or untimely resolution of our Year 2000 issues do not represent a known material event or uncertainty that is reasonably likely to affect our future financial results, or cause our reported financial information to not be necessarily indicative of future operating results or future financial conditions.

     We anticipate incurring approximately $3.3 million in costs related to our data processing conversion and the implementation of our Year 2000 plan. Approximately $1.2 million of these costs were expensed during 1998. We expect to capitalize and expense the remaining $2.1 million of these costs over a three-year period.

DEPENDENCE ON CHIEF EXECUTIVE OFFICER

     Scott A. Braly, our President and Chief Executive Officer, has had, and will continue to have, a significant role in the development and management of our business, including in particular our lending operations, where Mr. Braly operates as our Chief Lending Officer. The loss of his services could have an adverse effect on us. Mr. Braly does not have an employment agreement. During the first quarter of 1999, the Company purchased a key man life insurance policy relating to Mr. Braly.

NO INTENTION TO PAY DIVIDENDS; LIMITED SOURCES FOR DIVIDENDS ON THE COMMON STOCK AND FUNDING OF ACTIVITIES

     We do not pay cash dividends on our common stock and we have no plans to do so in the future. As a holding company whose only significant asset is the common stock of Hawthorne Savings, our ability to pay dividends on our common stock and to conduct business activities directly or in non-banking subsidiaries depends significantly on the receipt of dividends or other distributions from Hawthorne Savings. Federal banking laws and regulations, including the regulations of the OTS, limit Hawthorne Savings' ability to pay dividends to Hawthorne Financial. Hawthorne Savings generally may not declare dividends or make any other capital distribution to Hawthorne Financial if, after the payment of such dividends or other distribution, Hawthorne Savings would fall within any of the three undercapitalized categories under the prompt corrective action standards established by the OTS and the other federal banking agencies. Another regulation of the OTS also limits our ability to pay dividends and make other capital distributions in a manner which depends upon the extent to which we meet our regulatory capital requirements. In addition, HOLA requires every savings association subsidiary of a savings and loan holding company to give the OTS at least 30 days' advance notice of any proposed dividends to be made on its guarantee, permanent or other non-withdrawable stock or else the dividend will be invalid. Further, the OTS may prohibit any dividend or other capital distribution that it determines would constitute an unsafe or unsound practice. In addition to the regulation of dividends and other capital distributions, there are various statutory and regulatory limitations on the extent to which Hawthorne Savings can finance or otherwise transfer funds to Hawthorne Financial or any of our non-banking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases. The director of the OTS may further restrict these transactions in the interest of safety and soundness.

     As of December 31, 1998, we met the capital and other requirements of a "well capitalized" institution under the OTS' prompt corrective action standards. We cannot assure you that we will remain "well capitalized" in the future or that the OTS will not require us to maintain higher levels of capital in light of the risk profile of our lending activities.

ITEM 2. PROPERTIES.

     As of December 31, 1998, the Company had nine leased and two wholly owned properties. The leased properties included its corporate headquarters, four branch offices (two of which were ground leases for sites on which the Company has built branch offices), two warehouses, and two office locations. All of the properties owned or leased by the Company are in Southern California.

     The following table summarizes the Company's owned and leased properties at December 31, 1998 and, with respect to leased properties, highlights the principal terms and net book values of the owned properties and leasehold improvements. None of the leases contain any unusual terms and are all "net" or "triple net" leases.

                                         EXPIRATION      RENEWAL      MONTHLY    SQUARE       NET
                   FACILITY               OF TERM        OPTIONS       RENTAL     FEET     BOOK VALUE
                   --------              ----------   -------------   --------   -------   ----------
LEASED  El Segundo Corporate...........   11/30/05    One 5 - year    $ 67,722    57,817   $  800,635
        Torrance Branch................   12/31/01    One 5 - year      17,550     7,343      159,665
        Irvine -- Offices Only.........   09/30/03    One 5 - year      13,500     8,000
        Laguna Hills -- Offices Only...   07/31/01    Four 5 - year     13,273     4,125
        Westlake Branch................   03/31/00        None          11,828     7,600       14,949
        Manhattan Beach Branch(1)......   10/30/10    Four 5 - year      4,590     4,590
        Warehouse......................   06/30/01    Two 3 - year       3,900    10,000       74,426
        Tarzana Branch(1)..............   01/31/00    Five 5 - year      3,283     3,352
        Warehouse......................   09/30/99    One 2 - year       2,916     6,480
                                                                      --------   -------   ----------
                                                                      $138,562   109,307   $1,049,675
                                                                      ========   =======   ==========
OWNED.. Hawthorne Branch...............                                            9,500   $  210,698
        Weschester Branch..............                                            8,800      458,098
        Manhattan Beach Branch
        (building only)................                                            4,590       41,315
        Tarzana Branch
        (building only)................                                            3,352       59,821
                                                                                 -------   ----------
                                                                                  26,242   $  769,932
                                                                                 =======   ==========

---------------
(1) Ground lease only; building and improvements are owned by Company but revert to landlord upon termination of lease.

     At December 31, 1998, the net book values of the Company's office real property and improvements owned, and furniture, fixtures and equipment were $1.8 million and $4.7 million, respectively. See NOTE F of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. The Company believes that all of the above facilities are in good condition and are adequate for the Company's present operations.

ITEM 3. LEGAL PROCEEDINGS.

     The Bank is a defendant in an action entitled Takaki vs. Hawthorne Savings and Loan Association, filed in the Superior Court of the State of California, Los Angeles, as Case No. YC021815. The plaintiffs were owners of real property which they sold in early 1992 to a third party. The Bank provided escrow services in connection with the transaction. A substantial portion of the consideration paid to the plaintiffs took the form of a deed of trust secured by another property then owned by an affiliate of the purchaser. The value of the collateral securing this deed of trust ultimately proved to be inadequate. The plaintiffs alleged that the Bank knew, or should have known, that the security that the plaintiffs received as sellers was inadequate and should have so advised them. In late June 1997, a trial jury found for the plaintiffs and awarded compensatory and punitive damages totaling $9.1 million. In late July 1997, the trial judge reduced the combined award to $3.3 million. The plaintiffs accepted the reduced judgment. The Bank filed a Notice of Appeal from the judgment and posted an Appeal Bond with the Court to stay plaintiffs' enforcement of the judgment pending the Appellate Court's decision. After the defendants and plaintiffs filed their respective appellate briefs and other necessary pleadings and oral arguments were presented, in late July, 1998, the Appellate Court remanded the case to the Superior Court with directions to dismiss the fraudulent concealment, misrepresentation and punitive damages claims and to conduct a new trial pertaining solely to damages arising from negligence, in particular to determine whether any negligence of the Bank contributed to the plaintiffs' injury and, if so, to apportion liability for negligence between the Bank and the plaintiffs. On March 30, 1999, the jury returned a verdict in favor of the plaintiffs in the amount of $1.8 million plus pre-judgement interest. The Bank intends to file a notice of appeal from this judgement. The Bank believes that there is a substantial likelihood that its position will ultimately be upheld on appeal and, accordingly, that no amounts having a materially adverse effect on the Bank's or the Company's financial conditions or operations will be paid by the Bank to the plaintiffs in this matter. There can be no assurances that this will be the case, however.

     Subsequent to December 31, 1998, the Company settled two matters involving real estate owned, sold by the Company to third parties. In each of these matters, the Company was alleged to have sold the properties with known construction defects which were not adequately disclosed to the purchasers. In the aggregate, these settlements involved the payment by the Company of a total of $0.6 million.

     The Company is involved in a variety of other litigation matters. In the opinion of management, none of these cases will have a materially adverse effect on the Bank's or the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of stockholders during the 4th quarter of 1998.

ITEM 4A. EXECUTIVE OFFICERS.

     The executive officers of the Company are as follows:

         NAME              AGE     POSITION WITH THE COMPANY AND PRIOR BUSINESS EXPERIENCE
         ----              ---    ----------------------------------------------------------
Scott A. Braly.........    44     President and Chief Executive Officer of Hawthorne
                                  Financial and Hawthorne Savings since July 1993. Director
                                  of Citadel Holding Corporation and Fidelity Federal Bank
                                  from April 1992 to July 1993.
Simone Lagomarsino.....    37     Executive Vice President and Chief Financial Officer of
                                  Hawthorne Financial and Hawthorne Savings since February
                                  1999. Executive Vice President and Chief Financial Officer
                                  of FirstPlus Bank from March 1998 to February 1999. Senior
                                  Vice President -- Finance of Imperial Financial Group from
                                  March 1997 to March 1998. Senior Vice President and Chief
                                  Financial Officer Ventura County National Bank from March
                                  1995 to March 1997. (Ventura County National Bank was sold to City National Bank in January 1997.) Financial Advisor
                                  Prudential Securities September 1993 to March 1995.

     The above officers serve at the discretion of the Board of Directors.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     (a) MARKET PRICES OF COMMON STOCK

     The common stock of the Company (the "Common Stock") is traded on the Nasdaq National Market. The following table sets forth the high and low sales prices as reported by the Nasdaq for the Common Stock for the periods indicated.

                     YEAR ENDED
                 DECEMBER 31, 1998                    HIGH        LOW
                 -----------------                    ----        ---
First quarter.......................................  $21 1/2     $19 1/8
Second quarter......................................   21 3/4      16 3/4
Third quarter.......................................   20          13 3/4
Fourth quarter......................................   16 7/8      12

                     YEAR ENDED
                 DECEMBER 31, 1997                    HIGH        LOW
                 -----------------                    ----        ---
First quarter.......................................  $11 3/4     $ 7 3/4
Second quarter......................................   12 1/4       9 1/4
Third quarter.......................................   18          12 1/4
Fourth quarter......................................   24          17 1/2

     (b) STOCKHOLDERS

     At the close of business on February 26, 1999, the Company had 5,212,113 shares of Common Stock outstanding and 453 holders of record of the Common Stock.

     (c) DIVIDENDS

     It is the present policy of the Company to retain earnings to provide funds for use in its business. The Company has not paid cash dividends on the Common Stock during the past several years and does not anticipate doing so in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected consolidated financial data presented below at and for each of the years in the five-year period ended December 31, 1998 are derived from the audited consolidated financial statements of the Company (dollars are in thousands).

                                                AT OR FOR THE YEAR ENDED DECEMBER 31,
                                      ----------------------------------------------------------
                                         1998         1997        1996        1995        1994
                                      ----------    --------    --------    --------    --------
BALANCE SHEET DATA
Total assets........................  $1,412,434    $928,197    $847,195    $753,583    $743,793
Cash and cash equivalents...........      45,449      51,620      93,978      14,015      18,063
Investment securities...............          --         578      38,371      62,793      30,190
Mortgage-backed securities..........          --          --          --          --      57,395
Loans receivable, net...............   1,326,791     838,251     672,401     617,328     537,020
Real estate owned, net..............       4,070       9,859      20,140      37,905      62,613
Deposits............................   1,019,450     799,501     717,809     698,008     649,382
Senior notes due 2004...............      40,000      40,000          --          --          --
Senior notes due 2000...............          --          --      12,307      12,006          --
Other borrowings....................     264,000      40,000      50,000          --      47,141
Stockholders' equity................      81,424      42,319      43,922      38,966      40,827
Gross nonperforming assets (1)......      17,112      20,652      36,783      49,203      80,716
Allowance for credit losses.........      17,111      13,274      13,515      15,192      21,461
STATEMENT OF OPERATIONS DATA
Interest revenues...................  $  106,992    $ 75,616    $ 65,354    $ 50,994    $ 49,571
Interest costs......................     (61,874)    (43,825)    (39,960)    (34,486)    (30,443)
                                      ----------    --------    --------    --------    --------
Net interest income.................      45,118      31,791      25,394      16,508      19,128
Provision for credit losses.........      (7,135)     (5,137)     (6,067)       (472)     24,449
                                      ----------    --------    --------    --------    --------
NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES.................      37,983      26,654      19,327      16,036      43,577
NONINTEREST REVENUES, NET
     Recurring items................       4,646       3,599       1,927       1,311       1,973
     Gains (losses) on sales of
       securities...................           7         (11)        248       2,954          --
     Net gain (loss) from
       disposition of deposits and
       premises.....................          --          --       6,413        (117)      2,835
     Other, net.....................         (31)        112      (3,366)(2)      864         --
GENERAL AND ADMINISTRATIVE COSTS....     (28,802)    (22,009)    (21,046)    (20,339)    (23,911)
INCOME (LOSS) FROM REAL ESTATE
  OPERATIONS, NET...................       1,909         229      (2,378)    (14,309)    (27,314)
                                      ----------    --------    --------    --------    --------
TOTAL NONINTEREST EXPENSES..........     (26,893)    (21,780)    (23,424)    (34,648)    (51,225)
                                      ----------    --------    --------    --------    --------
EARNINGS (LOSS) BEFORE INCOME TAX
  (EXPENSE) BENEFIT AND
  EXTRAORDINARY ITEM................      15,712       8,574       1,125     (13,600)     (2,840)
INCOME TAX (EXPENSE) BENEFIT........      (4,674)      2,577       6,382        (617)       (123)
                                      ----------    --------    --------    --------    --------
EARNINGS (LOSS) BEFORE EXTRAORDINARY
  ITEM..............................      11,038      11,151       7,507     (14,217)     (2,963)
EXTRAORDINARY ITEM..................          --      (1,534)(3)       --         --          --
                                      ----------    --------    --------    --------    --------
NET EARNINGS (LOSS).................  $   11,038    $  9,617    $  7,507    $(14,217)   $ (2,963)
                                      ==========    ========    ========    ========    ========
NET EARNINGS (LOSS) AVAILABLE FOR
  COMMON STOCK......................  $   11,038    $  5,254    $  5,070    $(14,334)   $ (2,963)
                                      ==========    ========    ========    ========    ========

                                                AT OR FOR THE YEAR ENDED DECEMBER 31,
                                      ----------------------------------------------------------
                                         1998         1997        1996        1995        1994
                                      ----------    --------    --------    --------    --------
PER SHARE AMOUNTS
Basic earnings (loss) per share
  before extraordinary item.........  $     2.64    $   2.35    $   1.95    $  (5.52)   $  (1.14)
Basic earnings (loss) per share
  after extraordinary item..........        2.64        1.82        1.95       (5.52)      (1.14)
Diluted earnings (loss) per share
  before extraordinary item.........        1.65        1.30        1.17       (5.52)      (1.14)
Diluted earnings (loss) per share
  after extraordinary item..........        1.65        1.00        1.17       (5.52)      (1.14)
Dividends per share of Common
  Stock.............................         N/A         N/A         N/A         N/A         N/A
YIELDS AND COSTS (FOR THE PERIOD)
Interest-earning assets.............        9.06%       9.00%       8.43%       7.62%       6.63%
Interest-bearing liabilities........        5.54%       5.44%       5.29%       5.01%       3.91%
Interest rate spread(4).............        3.52%       3.56%       3.14%       2.61%       2.72%
Net interest margin(5)..............        3.82%       3.78%       3.28%       2.47%       2.56%
PERFORMANCE RATIOS(6)
Return on average assets............        0.93%       1.11%       0.93%      (1.96)%     (0.36)%
Return on average common
  stockholders' equity..............       18.22%      19.83%      17.75%     (47.57)%     (6.99)%
Average stockholders' equity to
  average assets....................        5.09%       5.60%       5.24%       4.11%       5.12%
Efficiency ratio(7).................       57.88%      62.19%      77.03%     114.14%     113.32%
BANK CAPITAL RATIOS (END OF PERIOD)
Tangible............................        7.65%       7.55%       6.27%       5.80%       5.15%
Core................................        7.65%       7.55%       6.27%       5.80%       5.15%
Tier I..............................       10.10%      10.23%       9.85%       9.01%       8.19%
Risk-based..........................       11.10%      11.48%      11.11%      10.27%       9.36%
ASSET QUALITY DATA(1)
Gross nonperforming assets..........  $   17,112    $ 20,652    $ 36,783    $ 49,203    $ 80,716
Nonperforming assets to total assets
  at end of period..................        1.21%       2.22%       4.34%       6.53%      10.85%
Nonperforming loans to total loans
  at end of period..................         .97%       1.27%       2.43%       1.79%       3.24%
Allowance for credit losses to loans
  at end of period..................        1.27%       1.56%       1.97%       2.40%       3.84%
Allowance for credit losses to
  nonperforming loans at end of
  period............................       131.2%     122.99%      81.21%     134.47%     118.55%

---------------
(1) Nonperforming assets consist of loans delinquent 90 days or more and REO, net of applicable write downs and reserves.

(2) Includes a one-time charge on all deposits insured by the SAIF as of March 31, 1996 to recapitalize the SAIF.

(3) Relates to the accelerated write off of unamortized issue costs and original issue discount associated with Senior Notes due 2000, which were issued by the Company in December 1995 and repaid in full in December 1997, with a portion of the proceeds from the offering of Senior Notes due 2004.

(4) Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5) Net interest income divided by average interest-earning assets.

(6) With the exception of period-end ratios, all ratios are based on average monthly balances.

(7) Represents general and administrative costs divided by net interest income before provision for credit losses and noninterest revenues.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OPERATING RESULTS

GENERAL

     For the year ended December 31, 1998, the Company earned $11.0 million, or $1.65 per diluted share. By comparison, the Company earned $9.6 million, or $1.00 per diluted share, for the year ended December 31, 1997, and earned $7.5 million, or $1.17 per diluted share, for the year ended December 31, 1996. The results for 1997 included an extraordinary item of $1.5 million incurred in connection with the early repayment, and the accelerated write-off of unamortized issue costs and discounts, of the Senior Notes, due 2000, and Series A Preferred Stock. The results for 1996 included (1) a pretax gain of $6.4 million in connection with the sale of certain of the Company's deposits and retail banking offices, and (2) a pre-tax charge of $3.8 million in connection with the one-time recapitalization of the SAIF. The results for 1996 and 1997 were substantially benefited by the recognition of income tax benefits which totaled, respectively, $6.4 million and $2.6 million. The results for 1998 included an income tax provision of $4.7 million.

     The table below identifies the principal components of the Bank's pre-tax core earnings and the Company's net earnings for the three years ended December 31, 1998, 1997 and 1996, respectively (dollars are in thousands).

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
Net interest income........................................  $ 50,118    $ 33,770    $ 27,315
Provision for estimated credit losses......................    (7,135)     (5,137)     (6,067)
                                                             --------    --------    --------
Net interest income after provision........................    42,983      28,633      21,248
Operating revenues.........................................     4,646       3,599       1,927
Non interest expense.......................................   (28,802)    (22,009)    (21,046)
                                                             --------    --------    --------
PRE-TAX CORE EARNINGS......................................    18,827      10,223       2,129
Nonrecurring gains (losses)
  Sale of deposits and premises............................        --          --       6,413
  Sale of securities.......................................         7         (11)        248
  Special SAIF assessment..................................        --          --      (3,813)
  Real estate operations, net..............................     1,909         229      (2,378)
  Other, net...............................................       (31)        112         447
Other items
  Interest on Senior Notes.................................    (5,000)     (1,979)     (1,921)
  Income tax (provision) benefit...........................    (4,674)      2,577       6,382
                                                             --------    --------    --------
                                                               (7,789)        928       5,378
                                                             --------    --------    --------
Net earnings before extraordinary item.....................    11,038      11,151       7,507
Extraordinary item.........................................        --      (1,534)         --
                                                             --------    --------    --------
NET EARNINGS...............................................  $ 11,038    $  9,617    $  7,507
                                                             ========    ========    ========

     Because of the significant changes to the Company's capital structure and taxable status since 1995, management believes that the Bank's pretax core earnings ("Bank Core Earnings") are the most useful measure of the Company's underlying operating performance. As illustrated in the preceding table, Bank Core Earnings are earnings before interest on parent company debt (i.e., Senior Notes), income taxes, real estate operations and non-operating items.

     During the three-years ended December 31, 1998, Bank Core Earnings have increased to $18.8 million from $2.1 million. This substantial growth in Bank Core Earnings has resulted from the growth in the Bank's earning assets, a widening of the Bank's effective interest margin, and a continuing reduction in nonaccruing loans.

     The growth in the Bank's earning assets has resulted directly from the continuing successful development of the Company's real estate-secured financing businesses. During 1998, the Company generated net new loan commitments of $964.6 million which, net of repayments and disbursed loan funds, produced net loan growth of $488.5 million for the year. By comparison, the Company recorded net new loan commitments of $495.0 million and $332.3 million during 1997 and 1996, respectively, which, net of repayments and undisbursed loan funds, produced net loan growth of $165.9 million in 1997 and $55.1 million in 1996.

     In conjunction with the growth in the Bank's earning assets, the Bank's effective interest margin has continued to widen, reaching 4.24% during 1998 as compared with 4.02% during 1997 and 3.52% during 1996. The growth in the Bank's effective interest margin (which excludes the impact of interest paid on the Company's Senior Notes) has resulted primarily from the increasing share of the Bank's loan portfolio represented by higher-yielding loans originated during the period 1995 through 1998.

     Nonperforming assets ("NPAs"), which consist of the carrying value of properties acquired through foreclosure and loan principal delinquent three or more payments, have declined from $49.2 million at December 31, 1995, to $17.1 million at December 31, 1998. Based upon the actual amount and duration of nonaccruing loans outstanding during each of the three years ended December 31, 1998, which is a broader measure of the impact of troubled loans on the Company's earnings performance, approximately $0.9 million (1998), $0.4 million
(1997) and $0.7 million (1996), of interest revenues otherwise contractually payable to the Company and associated with nonaccruing loans were not recognized as revenue.

     In mid-1997, management commenced a series of initiatives designed to enhance the Company's management depth, to expand its loan origination capabilities, to convert its technology platform from an outsourced, host-based system to an in-house, client server-based system, and to design and to implement a plan to ensure Year 2000 compliance. These and related initiatives served to increase the Company's non interest expense during 1998, as compared with their level during 1997 and 1996. In 1998, non interest expense costs were $28.8 million, an increase of $6.8 million, or 30.9%, over non interest expense costs of $22.0 million incurred during 1997, and an increase of $7.8 million, or 36.9%, over non interest expense costs of $21.0 million incurred during 1996.

     For 1998, the Company's effective tax rate was 29.7%, which reflected utilization of substantially all of the Company's remaining Federal income tax benefits during the year. By comparison, the Company recorded income tax benefits of $2.6 million in 1997 and $6.4 million in 1996, which reflected the Company's utilization of income tax benefits. These income tax benefits, which consisted principally of tax loss carryforwards, accumulated during the early 1990's, a period during which the Company incurred substantial losses.

NET INTEREST INCOME

     The Company recorded net interest income of $45.1 million, $31.8 million and $25.4 million in 1998, 1997, and 1996 respectively, representing increases of 41.8% and 25.2% in 1998 and 1997. The resulting net interest margin increased during the three years from 3.28% in 1996 to 3.78% and 3.82% in 1997 and 1998.

     There are two contributing factors to net interest income, namely interest income, which increased in 1998 by $31.4 million as compared to 1997, and which increased 10.3 million in 1997 compared to 1996. The other factor is interest expense, which increased $18.0 million in 1998 compared to 1997 and $3.9 million in 1997 compared to 1996.

     The primary reason for the $31.4 million increase to interest income in 1998 compared to 1997, is that average loans, the highest yielding category of interest-earning assets, increased by $336.2 million resulting in an increase in interest income of $31.6 million. Loans averaged 91.5% of the Company's interest earning assets during 1998 compared to 88.7% in 1997. Interest rate variances had an insignificant impact on the increase in interest income during 1998.

     This positive impact to net interest income was somewhat offset by the increase in interest expense of $18.0 million. The increase was due primarily to an increase in average interest-bearing liabilities of $312.5 million, which resulted in an increase to interest expense of $20.2 million. This however was partially mitigated by the reduction in rates paid on short-term borrowings and on the Senior Notes which averaged

5.43% and 12.5% in 1998 compared to 6.02% and 15.87% in 1997, respectively. These lower rates reduced the interest expense by $537 thousand and the reduction resulting from the lower rate and volume together was $1.6 million during 1998 as compared to 1997.

     The resulting net interest margin was 3.82% during 1998 which is 4 basis points more than in 1997 and 54 basis points more than in 1996. The average yield on earning assets increased by 6 basis points during 1998 compared to 1997, while the average rate paid on interest-bearing liabilities increased 10 basis points. The ratio of interest earning assets to interest-bearing liabilities was 105.7% in 1998 compared to 104.4% in 1997.

     The Company's interest income increased by $10.3 million or 15.7% during 1997 compared to 1996. This increase was primarily attributable to increases in the average balance of loans outstanding and to a lesser extent, increases in the weighted average yield earned thereon,

     The increase in the average balance of loans outstanding during 1997, along with the reduction in real estate owned contributed to an improvement in the ratio of interest-earning assets to interest bearing liabilities which was 104.4% in 1997 compared to 102.6% in 1996.

     The increase in interest income during 1997 was partially offset by a $3.9 million, or 9.7% increase in interest expense. This was primarily due to an increase in the average balance of the Company's deposit base and borrowings as well as an increase in the average rates paid on deposits. Interest rates on deposits increased an average of 16 basis points in 1997 compared to 1996, while the rates paid on short term borrowings and Senior Notes remained relatively constant.

     The following table sets forth the Company's average interest-earning assets and interest-bearing liabilities, and the related revenues and costs, and effective weighted average yields and costs, for each of the three years in the period ended December 31, 1998. The interest costs associated with the Company's issues of Senior Notes are included in the table (dollars are in thousands).

                                                                      YEAR ENDED DECEMBER 31,
                                  -----------------------------------------------------------------------------------------------
                                               1998                             1997                            1996
                                  -------------------------------   -----------------------------   -----------------------------
                                   AVERAGE     REVENUES/   YIELD/   AVERAGE    REVENUES/   YIELD/   AVERAGE    REVENUES/   YIELD/
                                   BALANCE       COSTS      COST    BALANCE      COSTS      COST    BALANCE      COSTS      COST
                                  ----------   ---------   ------   --------   ---------   ------   --------   ---------   ------
ASSETS
Interest-earning assets
  Loans receivable..............  $1,081,382   $102,213     9.45%   $745,197    $70,012     9.40%   $671,365    $59,722     8.90%
  Cash and cash equivalents.....      81,188      3,698     4.55%     33,747      1,776     5.26%     65,094      3,425     5.26%
  Investment securities.........       8,801        510     5.79%     54,420      3,403     6.25%     32,014      1,814     5.67%
  Investment in capital stock of
    Federal Home Loan Bank......       9,862        571     5.79%      6,980        425     6.09%      6,577        393     5.98%
                                  ----------   --------             --------    -------             --------    -------
        Total interest-earning
          assets................   1,181,233    106,992     9.06%    840,344     75,616     9.00%    775,050     65,354     8.43%
                                               --------                         -------                         -------
Noninterest-earning assets......       8,839                          25,403                          31,675
                                  ----------                        --------                        --------
        Total assets............  $1,190,072                        $865,747                        $806,725
                                  ==========                        ========                        ========
LIABILITIES AND STOCKHOLDERS'
  EQUITY
Interest-bearing liabilities
  Deposits......................  $  907,715     47,642     5.25%   $744,165     38,920     5.23%   $701,836     35,568     5.07%
  Short-term borrowings.........     170,060      9,232     5.43%     48,621      2,926     6.02%     41,138      2,471     6.01%
  Senior notes..................      40,000      5,000    12.50%     12,473      1,979    15.87%     12,150      1,921    15.81%
                                  ----------   --------             --------    -------             --------    -------
        Total interest-bearing
          liabilities...........   1,117,775     61,874     5.54%    805,259     43,825     5.44%    755,124     39,960     5.29%
                                  ----------   --------             --------    -------             --------    -------
Other liabilities...............      11,703                          11,997                           9,310
Stockholders' equity............      60,594                          48,491                          42,291
                                  ----------                        --------                        --------
        Total liabilities &
          stockholders'
          equity................  $1,190,072                        $865,747                        $806,725
                                  ==========                        ========                        ========
NET INTEREST INCOME.............               $ 45,118                         $31,791                         $25,394
                                               ========                         =======                         =======
INTEREST RATE SPREAD............                            3.52%                           3.56%                           3.14%
                                                           =====                           =====                           =====
NET INTEREST MARGIN.............                            3.82%                           3.78%                           3.28%
                                                           =====                           =====                           =====
NET INTEREST MARGIN OF BANK.....                            4.24%                           4.02%                           3.52%

     The table below shows the components of the changes in the Company's interest revenues and costs for 1998 and 1997, as compared with the preceding year (dollars are in thousands).

                                                     YEARS ENDED DECEMBER 31,                 YEARS ENDED DECEMBER 31,
                                                           1998 AND 1997                           1997 AND 1996
                                               -------------------------------------   --------------------------------------
                                                   INCREASE (DECREASE)                     INCREASE (DECREASE)
                                                    DUE TO CHANGE IN                         DUE TO CHANGE IN
                                               ---------------------------             ----------------------------
                                                                 RATE AND      NET                        RATE AND      NET
                                               VOLUME    RATE    VOLUME(1)   CHANGE    VOLUME     RATE    VOLUME(1)   CHANGE
                                               -------   -----   ---------   -------   -------   ------   ---------   -------
INTEREST REVENUES
Loans receivable(2)..........................  $31,579   $ 428    $   194    $32,201   $ 6,567   $3,354     $369      $10,290
Cash and cash equivalents....................    2,482    (232)      (324)     1,926    (1,649)      --       --       (1,649)
Investment securities........................   (2,857)   (245)       205     (2,897)    1,269      188      132        1,589
Investment in capital stock of Federal Home
  Loan Bank..................................      175     (21)        (8)       146        25        7       --           32
                                               -------   -----    -------    -------   -------   ------     ----      -------
                                                31,379     (70)        67     31,376     6,212    3,549      501       10,262
                                               -------   -----    -------    -------   -------   ------     ----      -------
INTEREST COSTS
Deposits.....................................    8,510     173         38      8,721     2,042    1,235       75        3,352
Short term borrowings........................    7,306    (286)      (714)     6,306       442       11        2          455
Senior notes.................................    4,387    (424)      (941)     3,022        46       12       --           58
                                               -------   -----    -------    -------   -------   ------     ----      -------
                                                20,203    (537)    (1,617)    18,049     2,530    1,258       77        3,865
                                               -------   -----    -------    -------   -------   ------     ----      -------
NET INTEREST INCOME..........................  $11,176   $ 467    $ 1,684    $13,327   $ 3,682   $2,291     $424      $ 6,397
                                               =======   =====    =======    =======   =======   ======     ====      =======

---------------
(1) Calculated by multiplying change in rate by change in volume.

(2) Includes the interest on non-accrual and non-performing loans only to the extent that it was paid and recognized as interest income.

PROVISION FOR ESTIMATED CREDIT LOSSES

     Provisions for estimated credit losses were $7.1 million, $5.1 million and $6.1 million for 1998, 1997 and 1996, respectively. The company's ratio of charge-offs to total loans has improved steadily in the past three years from 1.15% in 1996 to 0.72% in 1997 to 0.30% in 1998. Additionally, non-performing loans to total loans have decreased from 2.43% in 1996 to 1.00% in 1998. Despite this improvement in asset quality, the Company's provisions for 1998 reflected an increase of $2.0 million, or 39%, over the provision for 1997. This increase is primarily attributable to the substantial growth in the loan portfolio during 1998. Average loans outstanding during 1998 increased by $336.2 million, or 45%, while loan provisions grew by $2.0 million, or 39% over 1997 provisions.

     The Company routinely adds to its allowance for estimated credit losses through provisions for credit losses. The Company makes recurring provisions at a level deemed by management to be sufficient to absorb the inherent losses in the Company's loan portfolio at each measurement date. Because of a continuing decrease in the rate of loan charge-offs during 1998, and the very low rate of loan charge-offs with respect to loans made by the Company since 1994, the rate of growth in the Company's loan portfolio during 1998 exceeded the rate of growth in its allowance for estimated credit losses. Due to the high volume of loans originated in 1998 and the lack of seasoning of these loans and the fact that the Company expanded into new loan products in 1998 including income property development loans, the Company intends to increase provisioning during 1999. The Company intends to achieve a ratio of the general allowance for estimated credit losses, net of specific reserves, to net loans of 1.50% by the end of 1999. SEE ITEM 1. BUSINESS, NEW BUSINESS GENERATION, ASSET QUALITY for a fuller discussion of the Company's allowances for estimated credit losses.

NONINTEREST REVENUES

     The table below sets forth information concerning the Company's noninterest revenues for the periods indicated (dollars are in thousands).

                                                    YEAR ENDED DECEMBER 31,
                                                  ---------------------------
                                                   1998      1997      1996
                                                  ------    ------    -------
OPERATING
  Loan-related fees.............................  $3,842    $2,718    $ 1,223
  Other.........................................     804       881        704
                                                  ------    ------    -------
                                                  $4,646    $3,599    $ 1,927
                                                  ======    ======    =======
NON-OPERATING
  Net gain (loss) on sale of securities.........       7    $  (11)   $   248
  Disposition of deposits and premises..........      --        --      6,413
  Other.........................................     (31)      112     (3,366)
                                                  ------    ------    -------
                                                  $  (24)   $  101    $ 3,295
                                                  ======    ======    =======

     The growth in loan-related fees approximates the growth in the Company's loan portfolio since 1995. These fees primarily consist of fees charged to borrowers in connection with prepayments and modifications of loans and exit and release fees collected upon the repayment of certain loans.

     Other operating revenues are derived from the Company's retail banking activities, and do not tend to fluctuate from year-to-year.

     During 1996, the Company (1) sold certain of its branch deposits and sold or closed the related offices at a net gain of $6.4 million, (2) sold $129.5 million of its loans for a gain of $0.4 million, and (3) made a one-time payment of $3.8 million in connection with the recapitalization of the SAIF.

     During 1998, 1997 and 1996, the Company sold marketable securities of $0.6 million, $37.6 million and $34.9 million, respectively. The Company realized gains on the sale of securities in 1998 and 1996 of

$7 thousand and $248 thousand, respectively and the Company realized a loss on the sale of securities of $11 thousand in 1997.

NONINTEREST EXPENSES

     The table below details the Company's noninterest expense for periods indicated (dollars are in thousands).

                                                      YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                     1998      1997      1996
                                                    -------   -------   -------
Employee..........................................  $14,414   $10,606   $ 9,507
Operating.........................................    6,177     4,470     4,337
Occupancy.........................................    3,404     2,921     2,689
Technology........................................    2,117       816       722
Professional......................................    1,738     1,907     1,615
SAIF insurance premium and OTS assessment(1)......      952     1,289     2,152
Goodwill amortization.............................       --        --        24
                                                    -------   -------   -------
TOTAL NONINTEREST EXPENSE(2)......................  $28,802   $22,009   $21,046
                                                    =======   =======   =======

---------------
(1) Excludes the one time special SAIF assessment of $3.8 million which was paid in 1996.

(2) Excludes: (i) non-recurring losses of $31 thousand in 1998, (ii) non-recurring losses from the sale of securities in 1997 of $11 thousand and
    (iii) non-recurring losses of $2.4 million related to real estate operations.

Employee Costs

     As the Company's business activities have grown and expanded, additional personnel have been hired into the Company's various business and staff support groups. During 1998, 1997 and 1996, the Company employed an average of 251, 206, and 189 individuals, respectively, and the base salaries paid to these employees grew to $8.1 million in 1998 from $7.8 million in 1997 and $8.8 million in 1996.

     In addition to the increases in the number of individuals employed by the Company and the base salaries paid to these employees, the Company has revised its incentive compensation programs over the three-year period ended December 31, 1998, to more directly compensate individuals whose achievement of defined financial and operational goals and objectives substantially exceeds targeted thresholds. During 1998, the Company's financial performance substantially exceeded targeted thresholds, resulting in the payment of cash bonuses of $2.5 million, as compared to $1.0 million in 1997 and $1.0 million in 1996.

Operating Costs

     Operating costs principally include (1) the cost of advertising and promotion, (2) the cost of corporate telecommunications, (3) premiums for corporate liability insurance, (4) supplies, and (5) the amortization of prepaid offering costs arising from the 1995 recapitalization of the Company (1996 and 1997). The 38.2% increase in operating expenses from 1997 to 1998 was due primarily to increased advertising and marketing activities.

Occupancy Costs

     Occupancy costs consist of the expenses related to the operation of the Company's corporate facilities, and six branches. In 1998, the Company leased additional space at the El Segundo Corporate office primarily due to the data processing conversion from an outsourced third party vendor to an internal computer system. Primarily as a result of the increase in facilities leased, occupancy expense increased 16.5% in 1998 over the same period in 1997.

Technology Costs

     Technology costs in 1998 are principally costs associated with (1) systems conversions from an outsourced third party vendor to an internal system, (2) computer hardware and software maintenance costs, (3) depreciation for computer hardware, (4) amortization of costs related to software, and (5) during the first half of 1998, data processing charges from an outside vendor. In 1997 and 1996, technology costs are primarily related to maintenance and depreciation for computer hardware and data processing service charges from an outside vendor. Technology costs increased from $722 thousand in 1996 and $816 thousand in 1997 to $2.1 million in 1998, or an increase of 159.4% over 1997 costs.

Professional Fees

     Professional fees are paid to outside lawyers, who represent the Company in a variety of legal matters, the Company's independent accountants, and to various other vendors that provide employee search and miscellaneous consulting services to the Company. A significant portion of the professional fees paid in 1996 were legal costs due to the magnitude of the Company's foreclosures and related actions against borrowers. Commencing in mid-1997, the Company implemented a series of initiatives to increase the depth of its lending management group and to hire programming and supplemental management talent in anticipation of converting the Company's core technology to a client server platform from an outsourced, mainframe provider. The platform conversion, including Year 2000 compliance initiatives, were substantially completed in 1998. A majority of the new personnel hired by the company were sourced through executive search firms.

SAIF Premiums

     The Company pays premiums to the SAIF based upon the dollar amount of deposits it holds and the assessment rate charged by the FDIC, which is based upon the Company's financial condition, its capital ratios and the rating it receives in connection with annual regulatory examinations by the OTS. Because of the Company's improved financial condition, the assessment rate charged by the FDIC has decreased during 1997 and 1998.

EXPENSES ASSOCIATED WITH REAL ESTATE OPERATIONS

     The table below details the revenues and costs associated with the Company's real estate owned for the periods indicated (dollars are in thousands).

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1998       1997       1996
                                                              -------    -------    -------
EXPENSES ASSOCIATED WITH REAL ESTATE OWNED
     Property taxes.........................................  $     7    $   119    $   135
     Repairs, maintenance and renovation....................      277        222        160
     Insurance..............................................      116        188        258
                                                              -------    -------    -------
          Total.............................................      400        529        553
NET RECOVERIES FROM SALE OF PROPERTIES......................   (2,278)    (1,282)    (1,769)
PROPERTY OPERATIONS, NET....................................      (91)      (389)    (1,339)
PROVISION FOR ESTIMATED LOSSES ON REAL ESTATE OWNED.........       60        913      4,933
                                                              -------    -------    -------
(INCOME) LOSS FROM REAL ESTATE OPERATIONS,NET...............  $(1,909)   $  (229)   $ 2,378
                                                              =======    =======    =======

     Net recoveries from REO sales represent the difference between the proceeds received from the sales and the carrying value of the related REO. Improved market conditions and the sale of large land parcels resulted in increased recoveries in 1998.

     During 1993, 1994 and 1995, the Company acquired via foreclosure over 100 multi-family properties. This accumulated portfolio of multi-family properties was operated by the Company over an extended holding period, during which the Company renovated the properties and operated the properties for their cash flow return. Commencing in late 1995, and continuing throughout 1996 and into early 1997, the Company disposed of these properties through retail channels. Accordingly, the net revenues received by the Company from this portfolio (reflected in the table as property operations, net) has declined from 1996 to 1998.

     During 1996 and 1997, the Company recorded additional provisions for estimated losses on REO of $4.9 million and $0.9 million, respectively, principally in connection with the completion and liquidation of certain tract developments. At December 31, 1997, the Company had liquidated all of its investments in these tract developments.

INCOME TAXES

     The Company recorded an income tax provision of $4.7 million during 1998 compared to income tax benefits of $2.6 million and $6.4 million, during 1997 and 1996, respectively. The $2.6 million of income tax benefit recognized during the year ended December 31, 1997, was due to a $5.9 million increase in the Company's deferred tax asset as a result of the reduction in the valuation allowance against deferred tax assets. Partially reducing this benefit was an expected liability of $3.3 million attributable to the Company's profitable operations.

     At December 31, 1998, the Company had utilized substantially all income tax benefits originated in prior years.

GROWTH IN 1999

     The Company experienced substantial net growth in its assets during 1998, primarily because the volume of new loan commitments recorded during the year increased significantly from prior periods, the dollar amount of such commitments was significant in relation to loans outstanding at the beginning of the year, and the Company retained virtually all of these commitments for its own account. This net growth in assets, which approximated 52.1% during 1998, was supported by the successful issuance of 2,012,500 shares of the Common Stock in July 1998, which raised net proceeds (after offering costs) of $27.6 million, and by net earnings. At December 31, 1998, approximately $17.5 million of the net proceeds raised in the 1998 offering had been contributed to the Bank, and had been fully deployed. The significant part of the remainder of these net proceeds (i.e., $10.0 million) is expected to be contributed to the Bank during the first half of 1999.

     Because the Company and the Bank will not have excess capital in 1999 to the same extent excess capital was available during 1998, management does not expect that growth in the Company's assets will approach the percentage growth achieved during 1998, absent the issuance of additional debt or equity securities by the Company or the Bank. The Company and Bank have no present intention of issuing debt or equity securities in 1999.

FINANCIAL CONDITION, CAPITAL RESOURCES & LIQUIDITY

     The table below sets forth the Company's consolidated assets, liabilities and stockholders' equity and the percentage distribution of these items at the dates indicated (dollars are in thousands).

                                                                        DECEMBER 31,
                                                         ------------------------------------------
                                                                 1998                   1997
                                                         --------------------    ------------------
                                                          BALANCE     PERCENT    BALANCE    PERCENT
                                                         ----------   -------    --------   -------
ASSETS
Cash and cash equivalents..............................  $   45,449      3.2%    $ 51,620      5.6%
Investment securities available-for-sale...............          --       --          578      0.1
Loans receivable, net(1)...............................   1,326,791     93.9      838,251     90.2
Real estate owned......................................       4,070      0.3        9,859      1.1
Other assets(2)........................................      36,124      2.6       27,889      3.0
                                                         ----------    -----     --------    -----
Total assets...........................................  $1,412,434    100.0%    $928,197    100.0%
                                                         ==========    =====     ========    =====
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits.............................................  $1,019,450     72.2%    $799,501     86.1%
  Short-term borrowings................................     264,000     18.7       40,000      4.3
  Accounts payable and other liabilities...............       7,560      0.5        6,377      0.7
  Senior notes.........................................      40,000      2.8       40,000      4.3
                                                         ----------    -----     --------    -----
                                                          1,331,010     94.2      885,878     95.4
Stockholders' equity...................................      81,424      5.8       42,319      4.6
                                                         ----------    -----     --------    -----
Total liabilities and stockholders' equity.............  $1,412,434    100.0%    $928,197    100.0%
                                                         ==========    =====     ========    =====

---------------
(1) Includes nonaccrual loans of $47.7 million and $15.4 million for 1998 and 1997, respectively. SEE ITEM 1. BUSINESS, NEW BUSINESS GENERATION, ASSET QUALITY.

(2) Includes fixed assets, accrued interest receivable, FHLB stock and other assets.

ASSETS

     Total assets increased by $484.2 million from year-end 1997 to year-end 1998. This increase was primarily due to a net increase in loans receivable of $488.5 million.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of cash on hand, deposits at correspondent banks and Federal funds sold. Cash and cash equivalents at year-end 1998 were $45.4 million, a decrease of $6.2 million, from $51.6 million at year-end 1997.

INVESTMENT SECURITIES

     Investment securities consist of securities classified as available-for-sale. Investment securities decreased by $0.6 million from year-end 1997 resulting in the Company not holding any investment securities at year end 1998. See NOTE C of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

LOANS RECEIVABLE

     The Company's loan portfolio is almost exclusively secured by real estate concentrated in Southern California. Net loans outstanding increased from $838.3 million to $1,326.8 million, or 58.3%, from year-end 1997 to year-end 1998. The largest increases were centered in residential construction, single family estate and income property lending. See ITEM 1. BUSINESS, NEW BUSINESS GENERATION and NOTE D of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

REAL ESTATE OWNED

     Real estate acquired in satisfaction of loans is transferred to REO at estimated fair values, less any estimated disposal costs. The difference between the fair value of the real estate collateral and the loan balance at the time of transfer is recorded as a loan charge-off if fair value is lower. Any subsequent declines in the fair value of the REO after the date of transfer are recorded through the establishment of, or additions to specific reserves. The Company's investment in REO decreased from $9.9 million to $4.1 million, or 58.7%, from year-end 1997 to year-end 1998.

OTHER ASSETS

     Other assets at year-end 1998 totaled $36.1 million, the principal components of which are: (I) the Bank's investment in capital stock of the FHLB ($13.6 million), (II) a deferred tax asset ($2.8 million), (III) and accrued interest receivable ($8.4 million). This compares to year-end 1997's amount of $27.9 million, with allocations of $7.2 million, $6.8 million and $5.3 million, respectively, for the same components.

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

DEPOSITS

     The Company operates six retail branches, with an average of approximately $169.9 million in deposits per location. Total deposits at December 31, 1998 were $1.02 billion, an increase of 27.5%, or $219.9 million, from $799.5 million at December 31, 1997. See NOTE G of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SHORT-TERM BORROWINGS

     The Company considers advances from the FHLB system its primary source of borrowings. The Company may apply for advances from the FHLB secured by the capital stock of the FHLB owned by the Company and certain of the Company's real estate secured loans and other assets (principally obligations issued or guaranteed by the U.S. Government or agencies thereof). Advances can be requested for any business purpose in which the Company is authorized to engage. The Company had outstanding at year-end 1998 seven borrowings from the FHLB totaling $264.0 million at a weighted average interest rate of 5.18% and a weighted average remaining maturity of 5 years 3 months. During 1998 FHLB advances averaged $170.1 million at an average rate of 5.43%. This compares to average FHLB advances of $48.6 million during 1997. See NOTE H of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SENIOR NOTES

     On December 31, 1997, the Company sold $40.0 million of 12.5% Senior Notes due 2004 ("1997 Senior Notes") in a private placement (the "1997 Offering"). Concurrent with the completion of the 1997 Offering, the Company prepaid all of its 1995 Senior Notes and redeemed all of its Series A Preferred Stock. Interest on the 1997 Senior Notes is payable semiannually. On or after December 31, 2002, the 1997 Senior Notes will be redeemable at any time at the option of the Company, in whole or in part, at the redemption price of 106.25% for the twelve-month period beginning December 31, 2002, and 103.125% beginning December 31, 2003 and thereafter until maturity.

ACCOUNTS PAYABLE AND OTHER LIABILITIES

     Accounts payable and other liabilities totaled $7.6 million and $6.4 million at December 31, 1998 and 1997, respectively.

STOCKHOLDERS' EQUITY

     The Company's stockholders' equity was $81.4 million at December 31, 1998, up 92.4% from $42.3 million at December 31, 1997. The increase in stockholders' equity is composed of earnings retention and the issuance of 2,012,500 shares of Common Stock in July 1998.

CAPITAL RESOURCES AND LIQUIDITY

     Hawthorne Financial had $20.6 million of cash on hand at December 31, 1998. Hawthorne Financial is a holding company with no significant business operations outside of the Bank. Its requisite obligations which pertain to its debt and operations are dependent upon its sole source of funds which are dividends from the Bank.

     The Company's liquidity position refers to the extent to which the Company's funding sources are sufficient to meet its current and long-term cash requirements. Federal regulations currently require savings associations to maintain a monthly average daily balance of liquid assets equal to 4.0% of the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar quarter. The Bank had liquidity ratios of 12.6% and 4.74% as of December 31, 1998 and 1997, respectively.

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

YEAR 2000 COMPLIANCE

TECHNOLOGY

     Data Processing Conversion. In July 1998, the Company completed a conversion of substantially all of its computer-based systems and applications to an in-house, client-server platform from an outsourced, host-based platform, following over two years of planning, design, specification, hardware and software acquisition and resource additions. The Company believes that the new computer-based systems and applications will provide it with the information processing, warehousing and reporting capabilities necessary to more efficiently and reliably support its business activities in the future.

     Year 2000 Compliance. The Year 2000 issue arises because many existing computer programs use only two digits to identify a year in a date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If a bank does not resolve problems related to the Year 2000 issue, computer systems may incorrectly compute payment, interest, or delinquency information. In addition, because payment and other important data systems are linked by computer, if the banks or other third parties with which the Company conducts ongoing operations do not resolve this potential problem in time, the Company may experience significant data processing delays, mistakes or failures. These delays, mistakes or failures may have a significant adverse impact on the financial condition, results of operations, and cash flows of the Company.

     The Company, has adopted and is implementing a plan to address Year 2000 data processing issues. The plan includes the assessment of all internal systems, programs and data processing applications (with respect to the Company, including the new applications which are integral to the conversion of its computer-based systems), as well as those provided to the Company by third-party vendors. The Company has recently completed the process of converting from an outsourced, host-based program to an in-house client-server computer platform. The Company has completed its own Year 2000 testing by creating a database that rolled forward systematically until the in-house computer systems processed data into what it believed was early 2000. Additionally, the Company is establishing contingency plans that will provide for alternative methods of conducting business for critical functions. These plans are substantially completed with the documentation being refined as a result of the findings during the testing.

     The Company has conducted an extensive review of all of its third party service providers' Year 2000 compliance and identified ninety-nine providers that require additional examination. In the process, the Company identified five core data systems that are third party supported or developed. All providers have asserted that their systems are compliant.

     The Company has also identified twenty-nine critical service providers (non-data service related) of which six have asserted that they are currently Year 2000 compliant and five have asserted that will be so by mid-1999. The Company is developing contingency plans for business continuity for all critical functions. While the Company has received assurances from vendors as to compliance, such assurances are not guarantees and may not be enforceable.

     The Company, through the Bank, extends principally all of its credit on a real estate-secured basis. The Company's primary source of repayment is by cash flow of the borrower, although the underlying real estate collateral is the ultimate security. The Company has approximately 2,400 loans within its portfolio of assets. In September 1998, the Company initiated an internal scan of its borrower relationships, beginning with an assessment of larger (greater than $3.0 million) commercial property loans, whereby it attempted to identify those loans having a business operations component. Within this first priority group, the Company has identified at December 31, 1998, 29 loans that total approximately $165.7 million and have a contractual maturity beyond December 31, 1999. Because these loans have business operations aspects, the Company believes that they may be more susceptible to Year 2000 concerns. The Company is taking steps to assess such borrowers' Year 2000 compliance. If the borrowers fail to be Year 2000 compliant, the Company cannot at this time determine whether such noncompliance would affect their ability to service their debt obligation. The Company continues to assess its exposure related to high risk borrowers that may be adversely impacted by Year 2000 issues and expects to complete its assessment of such borrowers by June 1999.

     The Company has installed Year 2000 compliant software and hardware as part of a conversion completed in 1998. The expense incurred and to be incurred by the Company to ensure Year 2000 compliance is substantially integrated and was included with the expense associated with the planned conversion of its computer-based systems. The Company does not anticipate any material additional expenses in 1999 related to Year 2000 software or hardware. Year 2000 testing occurs on a continual basis upon receipt of all new releases of Year 2000 compliant software and hardware.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     The Company's profitability is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest-earning assets, such as loans and investment securities, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. The Bank, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice differently than its interest-bearing liabilities. The Bank manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds. Specific strategies have included shortening the amortized maturity of fixed-rate loans and increasing the volume of adjustable-rate loans to reduce the average maturity of the Bank's interest-earning assets. FHLB advances are used in an effort to extend the effective duration of interest-bearing liabilities to better match the repricing sensitivity of interest-earning assets.

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

     At December 31, 1998, according to the OTS Interest Rate Risk Exposure Report, it was estimated that the Bank's MV would decrease 4% and 15% in the event of 200 and 400 basis point increases in market interest rates, respectively. The Bank's MV at the same date would increase 1% and 5% in the event of 200 and 400 basis point decreases in market rates, respectively.

     Presented below, as of December 31, 1998, is an analysis of the Bank's MV interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of 200 and 400 basis point increments in market interest rates. Such amounts reflect the results of the OTS Interest Rate model using information obtained in the Bank's quarterly filing with the OTS.

                           (dollars are in thousands)

                                           AS A % OF THE PRESENT
                   MARKET VALUE               VALUE OF ASSETS
 CHANGE   ------------------------------   ---------------------
IN RATES  $ AMOUNT   % CHANGE   % CHANGE   RATIO         CHANGE
--------  --------   --------   --------   ------        -------
+400 bp   $121,367   $(21,158)   (14.85)%   8.64%        -117bp
+200 bp    137,229     (5,296)    (3.72)%   9.58%         -23bp
   0 bp    142,525         --        --     9.81%
-200 bp    144,614      2,089      1.47%    9.83%          +2bp
-400 bp    150,352      7,827      5.49%   10.07%         +26bp

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

     Although the Bank believes that the results of the OTS model presented above do accurately depict the overall risk profile and sensitivity of the Bank to changes in interest rates, the most significant limitations of the OTS model are its lack of sufficient detailed information concerning repricing frequency and velocity and its use of generic market information concerning discount rates and prepayment speeds which may not precisely predict the behavior of the Bank's unique lending portfolio under various interest rate scenarios, both of which result in less precise estimates of MV and sensitivity. The Bank believes that the inclusion of more Bank-specific information would result in less sensitivity in MV particularly to upward parallel shifts in interest rates than the results depicted in the table above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Index included in Item 14 below and the Financial Statements which begin on the first page following the Signature Page.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required in ITEM 10 is hereby incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission for the 1999 Annual Meeting of Stockholders ("Proxy Statement") under the captions "ELECTION OF DIRECTORS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING."

ITEM 11. EXECUTIVE COMPENSATION.

     The information required in ITEM 11 is hereby incorporated by reference to the Proxy Statement under the captions "EXECUTIVE COMPENSATION."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required in ITEM 12 is hereby incorporated by reference to the Proxy Statement under the caption "SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required in ITEM 13 is hereby incorporated by reference to the Proxy Statement under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (A) The following documents are filed as part of this report:

     (1) Financial Statements.

        INDEPENDENT AUDITORS' REPORT

        CONSOLIDATED FINANCIAL STATEMENTS

           Consolidated Statements of Financial Condition as of December 31, 1998 and 1997.

           Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996.

           Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996.

           Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

           Notes to Consolidated Financial Statements for the years ended December 31, 1998, 1997 and 1996.

     (2) Financial Statement Schedules.

        Schedules are omitted because the conditions requiring their filing are not applicable or because the required information is provided in the Consolidated Financial Statements, including the Notes thereto.

     (3) Exhibits.

        Exhibits are listed by number corresponding to the Exhibit Table of Item 601 of Regulation S-K.

        EXHIBIT NO.                     DESCRIPTION OF DOCUMENT
        -----------                     -----------------------
            3.1       Certificate of Incorporation of the Company(1)
            3.2       Amendment of Certificate of Incorporation of the Company(2)
            3.3       Bylaws of the Company(1)
            4.1       Specimen certificate of the Company's Common Stock(3)
            4.2       Indenture, dated as of December 31, 1997, between the
                      Company and United States Trust Company of New York, as
                      Trustee, relating to the Company's 12 1/2% Notes due 2004(4)
            4.3       Form of the Company's 12 1/2% Notes due 2004 (included in
                      Section 2.02 of the Indenture included as Exhibit 4.2)(4)
            4.4       Form of Warrants to purchase an aggregate of 2,512,188
                      shares of Common Stock(5)
            4.5       Registration Rights Agreement among the Company and certain investors(5)
            4.6       Unit Purchase Agreement among the Company and the investors named therein(5)
           10.1       Hawthorne Financial Corporation 1994 Stock Option Plan(6)
           10.2       Hawthorne Financial Corporation 1995 Stock Option Plan(7)
           10.4       Lease of corporate headquarters(8)
           11.1       Statement on computation of per share earnings(9)
           21.1       Subsidiaries of the Registrant(10)
           23.1       Consent of Deloitte & Touche LLP
           27.1       Financial Data Schedule

---------------
 (1) Incorporated by reference from the Company's Registration Statement on Form S-8 (No. 33-74800) filed on February 3, 1994.

 (2) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

 (3) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1985.

 (4) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended on May 11, 1998 and November 3, 1998.

 (5) Incorporated by reference from the Company's Current Report on Form 8-k filed on February 7, 1996.

 (6) Incorporated by reference from the Company's Registration Statement on Form S-8 (No. 333-59879) filed on July 24, 1998.

 (7) Incorporated by reference from of the Company's Registration Statement on Form S-8 (No. 33-59875) filed on July 24, 1998.

 (8) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

 (9) See Note A to the Notes from Consolidated Financial Statements included in
     Item 8 and listed in Item 14 (a) of this Annual Report on Form 10-K.

(10) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 21, 1994.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: March 31, 1999                     Hawthorne Financial Corporation

                                          By: /s/ SCOTT A. BRALY
                                            ------------------------------------
                                                      Scott A. Braly,
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                      SIGNATURE                             DATE
                      ---------                        --------------
/s/ SCOTT A. BRALY                                     March 31, 1999
-----------------------------------------------------
Scott A. Braly, President and
Chief Executive Officer
(Principal Executive Officer)

/s/ SIMONE LAGOMARSINO                                 March 31, 1999
-----------------------------------------------------
Simone Lagomarsino, Executive Vice
President and Chief Financial Officer (Principal
Financial and Accounting Officer)

/s/ MARILYN G. AMATO                                   March 31, 1999
-----------------------------------------------------
Marilyn G. Amato, Director

/s/ TIMOTHY R. CHRISMAN                                March 31, 1999
-----------------------------------------------------
Timothy R. Chrisman, Chairman of the Board

/s/ ANTHONY W. LIBERATI                                March 31, 1999
-----------------------------------------------------
Anthony W. Liberati, Director

/s/ HARRY F. RADCLIFFE                                 March 31, 1999
-----------------------------------------------------
Harry F. Radcliffe, Director

/s/ HOWARD E. RITT                                     March 31, 1999
-----------------------------------------------------
Howard E. Ritt, Director

/s/ DOUGLAS J. WALLIS                                  March 31, 1999
-----------------------------------------------------
Douglas J. Wallis, Director

        CONSOLIDATED FINANCIAL STATEMENTS, INDEPENDENT AUDITORS' REPORT

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

                                    CONTENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   F-2
Consolidated Financial Statements
  Consolidated Statements of Financial Condition............   F-3
  Consolidated Statements of Operations.....................   F-4
  Consolidated Statements of Stockholders' Equity...........   F-5
  Consolidated Statements of Cash Flows.....................   F-6
  Notes to Consolidated Financial Statements................   F-8

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Hawthorne Financial Corporation
El Segundo, California:

     We have audited the accompanying consolidated statements of financial condition of Hawthorne Financial Corporation and Subsidiary (the "Company") as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial condition of Hawthorne Financial Corporation and Subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

February 26, 1999
(March 30, 1999 as to Note N)
Los Angeles, California

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           (DOLLARS ARE IN THOUSANDS)

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 1998         1997
                                                              ----------    --------
ASSETS
Cash and cash equivalents (NOTE B)..........................  $   45,449    $ 51,620
Investment securities available-for-sale, at fair value
  (NOTE C)..................................................          --         578
Loans receivable (net of allowance for estimated credit
  losses of $17,111 in 1998 and $13,274 in 1997) (NOTE D)...   1,326,791     838,251
Real estate owned (net of allowance for estimated credit
  losses of $45 in 1998 and $2,563 in 1997) (NOTE E)........       4,070       9,859
Accrued interest receivable.................................       8,424       5,298
Investment in capital stock of Federal Home Loan Bank -- at
  cost......................................................      13,554       7,213
Office property and equipment -- at cost, net (NOTE F)......       6,513       4,200
Deferred tax asset, net (NOTE I)............................       2,822       6,820
Other assets................................................       4,811       4,358
                                                              ----------    --------
          Total Assets......................................  $1,412,434    $928,197
                                                              ==========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits (NOTE G).........................................  $1,019,450    $799,501
  Short-term borrowings (NOTE H)............................     264,000      40,000
  Accounts payable and other liabilities....................       7,560       6,377
  Senior notes (NOTE L).....................................      40,000      40,000
                                                              ----------    --------
          Total Liabilities.................................   1,331,010     885,878
Commitments and contingencies (NOTE N)
Stockholders' equity (NOTES L and M)
  Preferred Stock -- $.01 par value, authorized 10,000,000
     shares;
     no shares outstanding..................................          --          --
  Common stock -- $0.01 par value; authorized, 20,000,000
     shares; issued and outstanding, 5,194,996 shares (1998)
     and 3,095,996 shares (1997)............................          52          31
  Capital in excess of par value -- common stock............      40,349      12,310
  Accumulated other comprehensive income -- unrealized gain
     on available-for-sale securities, net..................          --           6
  Retained earnings.........................................      41,150      30,112
Less
  Treasury stock, at cost -- 5,400 shares...................         (48)        (48)
  Loan to Employee Stock Ownership Plan (NOTE K)............         (79)        (92)
                                                              ----------    --------
          Total Stockholders' Equity........................      81,424      42,319
                                                              ----------    --------
Total Liabilities and Stockholders' Equity..................  $1,412,434    $928,197
                                                              ==========    ========

        The accompanying notes are an integral part of these statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (AMOUNTS ARE IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                1998       1997       1996
                                                              --------    -------    -------
Interest revenues
  Loans, net of nonaccrual income...........................  $102,213    $70,012    $59,722
  Investments...............................................     4,779      5,604      5,632
                                                              --------    -------    -------
Total interest revenues.....................................   106,992     75,616     65,354
                                                              --------    -------    -------
Interest costs
  Deposits (NOTE G).........................................    47,642     38,920     35,568
  Short-term borrowings (NOTE H)............................     9,232      2,926      2,471
  Senior notes..............................................     5,000      1,979      1,921
                                                              --------    -------    -------
Total interest costs........................................    61,874     43,825     39,960
                                                              --------    -------    -------
Net interest income.........................................    45,118     31,791     25,394
Provision for credit losses (NOTE D)........................     7,135      5,137      6,067
                                                              --------    -------    -------
Net interest income after provision for credit losses.......    37,983     26,654     19,327
Noninterest revenues, net Operating.........................     4,646      3,599      1,927
  Gain (Loss) on sale of securities.........................         7        (11)       248
  Gain on disposition of deposits and premises (NOTE J).....        --         --      6,413
  Other non-operating.......................................       (31)       112     (3,366)
                                                              --------    -------    -------
Total noninterest revenues, net.............................     4,622      3,700      5,222
Noninterest expenses
  Employee..................................................    14,414     10,606      9,507
  Operating.................................................     6,177      4,470      4,337
  Occupancy.................................................     3,404      2,921      2,689
  Technology................................................     2,117        816        722
  Professional..............................................     1,738      1,907      1,615
  SAIF premium and OTS assessment...........................       952      1,289      2,152
  Goodwill..................................................        --         --         24
                                                              --------    -------    -------
Total noninterest expenses..................................    28,802     22,009     21,046
(Income) loss from real estate operations, net (NOTE E).....    (1,909)      (229)     2,378
                                                              --------    -------    -------
Total noninterest expenses..................................    26,893     21,780     23,424
                                                              --------    -------    -------
Earnings before income taxes and extraordinary item.........    15,712      8,574      1,125
Income tax (expense) benefit (NOTE I).......................    (4,674)     2,577      6,382
                                                              --------    -------    -------
Earnings before extraordinary item..........................    11,038     11,151      7,507
Extraordinary item (NOTE L).................................        --     (1,534)        --
                                                              --------    -------    -------
Net earnings................................................  $ 11,038    $ 9,617    $ 7,507
                                                              ========    =======    =======
Net earnings available for Common...........................  $ 11,038    $ 5,254    $ 5,070
                                                              ========    =======    =======
Basic earnings per share before extraordinary item (NOTE
  A)........................................................  $   2.64    $  2.35    $  1.95
                                                              ========    =======    =======
Basic earnings per share (NOTE A)...........................  $   2.64    $  1.82    $  1.95
                                                              ========    =======    =======
Diluted earnings per share before extraordinary item (NOTE
  A)........................................................  $   1.65    $  1.30    $  1.17
                                                              ========    =======    =======
Diluted earnings per share (NOTE A).........................  $   1.65    $  1.00    $  1.17
                                                              ========    =======    =======
Weighted average basic shares outstanding (NOTE A)..........     4,176      2,883      2,599
                                                              ========    =======    =======
Weighted average diluted shares outstanding (NOTE A)........     6,692      5,235      4,341
                                                              ========    =======    =======

        The accompanying notes are an integral part of these statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           (AMOUNTS ARE IN THOUSANDS)

                                                          CAPITAL IN
                                                          EXCESS OF    CAPITAL IN
                                                             PAR       EXCESS OF     ACCUMULATED                           LOAN TO
                                                            VALUE-        PAR           OTHER                             EMPLOYEE
                                     NUMBER OF            PREFERRED      VALUE-     COMPREHENSIVE                           STOCK
                                      COMMON     COMMON     STOCK,       COMMON        INCOME       RETAINED   TREASURY   OWNERSHIP
                                      SHARES     STOCK     SERIES A      STOCK         (LOSS)       EARNINGS    STOCK       PLAN
                                     ---------   ------   ----------   ----------   -------------   --------   --------   ---------
Balance at January 1, 1996.........    2,605      $26      $11,592      $ 7,745         $   6       $19,788    $   (48)     $(143)
Other comprehensive income, net of
  tax, net change in unrealized
  gains (losses) on securities, net
  of tax...........................                --           --           --          (138)           --         --         --
Net earnings.......................                --           --           --            --         7,507         --         --
Accrued dividends on preferred
  stock............................                --           --           --            --        (2,437)        --         --
Repayments.........................                --           --           --            --            --         --         24
                                                  ---      -------      -------         -----       -------    -------      -----
Comprehensive Income...............                --           --           --            --            --         --         --
                                      ------      ---      -------      -------         -----       -------    -------      -----
Balance at December 31, 1996.......    2,605       26       11,592        7,745          (132)       24,858        (48)      (119)
Exercised stock options............       60        1           --          295            --            --         --         --
Other comprehensive income, net of
  tax, net of change in unrealized
  gains (losses) on securities, net
  of tax...........................                --           --           --           138            --         --         --
Net earnings.......................                --           --           --            --         9,617         --         --
Dividends paid on preferred
  stock............................      431        4           --        4,270            --            --         --         --
Accrued dividends on preferred
  stock............................                --           --           --            --        (2,455)        --         --
Redemption of preferred stock......                --      (11,592)          --            --        (1,908)        --         --
Repayments.........................                --           --           --            --            --         --         27
                                                  ---      -------      -------         -----       -------    -------      -----
Comprehensive Income...............
                                      ------      ---      -------      -------         -----       -------    -------      -----
Balance at December 31, 1997.......    3,096       31           --       12,310             6        30,112        (48)       (92)
                                      ------      ---      -------      -------         -----       -------    -------      -----
Exercised stock options............       86        1           --          436            --            --         --         --
Stock offering proceeds, net.......    2,013       20           --       27,603            --            --         --         --
Other comprehensive income, net of
  tax, net change in unrealized
  gains (losses) on securities, net
  of tax...........................                --           --           --            (6)           --         --         --
Net earnings.......................                --           --           --            --        11,038         --         --
Repayments.........................                --           --           --            --            --         --         13
                                                  ---      -------      -------         -----       -------    -------      -----
Comprehensive Income...............
                                      ------      ---      -------      -------         -----       -------    -------      -----
Balance at December 31, 1998.......    5,195      $52      $    --      $40,349         $  --       $41,150    $   (48)     $ (79)
                                      ------      ---      -------      -------         -----       -------    -------      -----


                                         TOTAL
                                     STOCKHOLDERS'   COMPREHENSIVE
                                        EQUITY          INCOME
                                     -------------   -------------
Balance at January 1, 1996.........    $ 38,966
Other comprehensive income, net of
  tax, net change in unrealized
  gains (losses) on securities, net
  of tax...........................        (138)        $  (138)
Net earnings.......................       7,507           7,507
Accrued dividends on preferred
  stock............................      (2,437)
Repayments.........................          24
                                       --------
Comprehensive Income...............                     $ 7,369
                                       --------         -------
Balance at December 31, 1996.......      43,922
Exercised stock options............         296
Other comprehensive income, net of
  tax, net of change in unrealized
  gains (losses) on securities, net
  of tax...........................         138         $   138
Net earnings.......................       9,617           9,617
Dividends paid on preferred
  stock............................       4,274
Accrued dividends on preferred
  stock............................      (2,455)
Redemption of preferred stock......     (13,500)
Repayments.........................          27
                                       --------         -------
Comprehensive Income...............                     $ 9,755
                                       --------         -------
Balance at December 31, 1997.......      42,319
                                       --------
Exercised stock options............         437
Stock offering proceeds, net.......      27,623
Other comprehensive income, net of
  tax, net change in unrealized
  gains (losses) on securities, net
  of tax...........................          (6)        $    (6)
Net earnings.......................      11,038          11,038
Repayments.........................          13
                                       --------         -------
Comprehensive Income...............                     $11,032
                                       --------         -------
Balance at December 31, 1998.......    $ 81,424
                                       --------         -------

        The accompanying notes are an integral part of these statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (DOLLARS ARE IN THOUSANDS)

                                                               YEARS ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            1998         1997         1996
                                                          ---------    ---------    ---------
NET CASH FROM OPERATING ACTIVITIES
  Net earnings..........................................  $  11,038    $   9,617    $   7,507
  Adjustments
     Income tax provision (benefit).....................         --       (2,752)      (4,257)
     Provision for estimated credit losses on loans.....      7,135        5,137        6,067
     Provision for estimated credit losses on real
       estate owned.....................................         60          913        4,933
     Net gain on disposition of deposits and premises...                      --       (6,413)
     Net (gain) loss on sale of securities..............         (7)          11         (248)
     Net recoveries from sale of real estate owned......     (2,278)      (1,282)      (1,769)
     Net loss (gain) from disposal of other assets......         34            7         (462)
     Extraordinary item.................................         --        1,534           --
     Loan fee and discount accretion....................     (6,396)      (3,987)      (3,537)
     Depreciation and amortization......................      1,913        1,819        1,654
     FHLB dividends.....................................       (571)        (425)        (393)
     Goodwill amortization..............................         --           --           24
     (Decrease) increase in:
       Accrued interest receivable......................     (3,126)        (517)      (1,275)
       Deferred tax assets, net.........................      3,435           --           --
     Decrease (increase) in accounts payable and
       other liabilities................................      1,183      (14,447)      14,616
     Other assets.......................................       (251)      (3,215)        (704)
                                                          ---------    ---------    ---------
     Net cash provided (used) by operating activities...     12,169       (7,587)      15,743
                                                          ---------    ---------    ---------
NET CASH FLOWS FROM INVESTING ACTIVITIES
  Investment securities
     Purchases..........................................    (27,919)     (40,571)    (139,779)
     Maturities.........................................     27,900       40,795      129,576
     Sales proceeds.....................................        596       37,570       34,857
  Mortgage-backed securities
     Principal amortization.............................         --           --           33
  Loans
     New loans funded...................................   (487,097)    (229,433)    (204,914)
     Construction disbursements.........................   (354,326)    (140,783)     (61,676)
     Payoffs............................................    345,044      202,999       72,897
     Sales proceeds.....................................         --        1,370      130,413
     Principal amortization.............................    121,940       30,134       21,056
     Other, net.........................................   (118,823)     (44,523)     (13,137)
  Real estate owned, net
     Sale proceeds......................................     15,184       32,791       26,674
     Capitalized costs..................................     (1,058)      (8,842)     (12,015)
     Other, net.........................................     (2,134)         166           (4)
  Purchase of FHLB stock................................     (5,770)          --           --
  Office property and equipment
     Sales proceeds.....................................          5            9        4,566
     Additions..........................................     (3,904)        (726)        (441)
                                                          ---------    ---------    ---------
     Net cash used by investing activities..............   (490,362)    (119,044)     (11,894)
                                                          ---------    ---------    ---------

        The accompanying notes are an integral part of these statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                           (DOLLARS ARE IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                           -----------------------------------
                                                              1998         1997        1996
                                                           ----------    --------    ---------
NET CASH FLOWS FROM FINANCING ACTIVITIES
  Cash received from sale of deposits....................          --          --     (178,884)
  Other deposit activity, net............................     219,949      81,692      204,973
  Net change in borrowings...............................     224,000     (10,000)      50,000
  Net proceeds from exercise of options..................         437         296           --
  Collection of ESOP loan................................          13          27           25
  Net proceeds from issuance of senior notes.............          --      40,000           --
  Redemption of senior notes.............................          --     (13,500)          --
  Proceeds from stock offering...........................      27,623          --           --
  Redemption of preferred stock..........................                 (13,500)          --
  Cash dividends paid on preferred stock.................          --        (742)          --
                                                           ----------    --------    ---------
     Net cash provided by financing activities...........     472,022      84,273       76,114
                                                           ----------    --------    ---------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.........      (6,171)    (42,358)      79,963
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR...........      51,620      93,978       14,015
                                                           ----------    --------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR.................  $   45,449    $ 51,620    $  93,978
                                                           ==========    ========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for
     Interest............................................  $   61,272    $ 43,937    $  39,672
     Income taxes, net...................................       3,017          --          175
  Non-cash investing and financing activities
     Real estate acquired in settlement of loans.........       6,387      21,360       21,486
     Loans originated to finance sales of real estate
       owned.............................................       2,402       5,157       18,141
     Net change in unrealized gains/(losses) on
       available-for-sale securities.....................          (6)        138         (138)
     Accrued dividends on preferred stock................          --       2,455        2,437
     Disposal of other assets............................          39          --           --
  Loan activity
     Total commitments and permanent fundings............  $1,057,368    $494,931    $ 332,325
     Less:
       Change in undisbursed funds on construction
          commitments....................................    (213,543)    (62,846)     (31,914)
       Loans originated to finance property sales........      (2,402)     (5,157)     (18,141)
       Non-cash portion of refinanced loans..............          --      (6,300)          --
       Undisbursed portion of new lines of credit........          --     (50,412)     (15,680)
                                                           ----------    --------    ---------
     Net construction disbursements and loans funded.....  $  841,423    $370,216    $ 266,590
                                                           ==========    ========    =========

        The accompanying notes are an integral part of these statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NATURE OF OPERATIONS

     The Company is principally engaged in the business of attracting deposits from the general public and using those deposits, together with borrowings and other funds, to originate residential and income property real estate loans. The Company's principal sources of revenue are interest earned on mortgage loans, and fees received in connection with various deposit account services and miscellaneous loan processing activities. The Company's principal expenses are interest paid on deposit accounts and the costs necessary to operate the Company.

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

     In the consolidated statements of financial condition and cash flows, cash and cash equivalents include cash, amounts due from banks and overnight investments.

INVESTMENT SECURITIES

     The Company classifies debt and equity securities upon acquisition as available-for-sale. Debt and equity securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a component of other comprehensive income.

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

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     Interest on loans, including impaired loans, is recognized in revenue as earned and is accrued only if deemed collectible. Loans with one or more payments delinquent are generally placed on nonaccrual status, meaning that the Company stops accruing interest on such loans and reverses any interest previously accrued but not collected. A nonaccrual loan may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected.

     All loans are classified as held-to-maturity as the Company has the current intent and ability to hold these loans in portfolio until maturity.

REAL ESTATE OWNED

     Properties acquired through foreclosure, or deed in lieu of foreclosure ("real estate owned"), are carried at the lower of cost or estimated fair value of the property. Subsequent declines in fair value, if any, are accounted for through the establishment of a specific reserve on the property. The determination of a property's estimated fair value incorporates (1) revenues projected to be realized from disposal of the property, (2) construction and renovation costs, (3) marketing and transaction costs and (4) holding costs (e.g., property taxes, insurance and homeowners' association dues). For multiple-unit residential construction and land developments, these projected cash flows are discounted utilizing a market rate of return to determine their fair value. In many instances following foreclosure, these properties require significant time for the completion of construction and their marketing and eventual sale. During this period, estimates of future revenues and costs can, and do, vary, requiring changes in the amount of specific reserves allocated to individual properties.

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

     The Company establishes general reserves against the Company's portfolio of loans. Generally, such reserves are established for each segment of the Company's loan portfolio, including loans secured by single family residences, multi-family residences, commercial properties, residential construction developments and land parcels. In establishing general reserves, the Company incorporates (1) the recovery rate for similar properties previously sold by the Company, (2) valuations of groups of similar assets, (3) the probability of

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) future adverse events (i.e., performing loans which become nonperforming, loans in default which proceed through to foreclosure) and (4) guidelines published by the Office of Thrift Supervision ("OTS").

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

DEPRECIATION AND AMORTIZATION

     Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, on a straight-line basis. Buildings are depreciated over their estimated useful lives ranging from twenty to thirty years on a straight-line basis. Leasehold improvements are amortized over the lives of their respective leases or the service lives of the improvements, whichever is shorter. In connection with the issuance of its 1997 Senior Notes, the Company capitalized $2.5 million of issuance costs. In 1998, the Company amortized $361,000 of its 1997 Senior Notes issuance costs which are being amortized over the life of the debt, which is seven years.

INCOME TAXES

     The Company and its subsidiary have historically filed a consolidated federal income tax return and a combined state franchise tax return on a fiscal year ending September 30. The Company has adopted a December 31 tax year-end for its consolidated federal income tax return and its combined state franchise tax returns beginning with a stub period ending December 31, 1998 and continuing each year thereafter.

     Deferred tax assets and liabilities represent the tax effects, calculated at currently effective tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements. If it is more likely than not that any of a deferred tax asset will not be realized, a valuation allowance is recorded.

STOCK BASED COMPENSATION PLANS

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans, which requires accounting for stock compensation awards based on their intrinsic value as of the grant date. However, SFAS No. 123 requires pro forma disclosure of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in this statement had been applied. See NOTE K.

IMPAIRMENT OF LONG-LIVED ASSETS

     Long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Furthermore, this statement requires that certain long-lived assets and identifiable intangibles to be disposed of be reported at the lower of historical cost or fair value less cost to sell.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," effective for the fiscal years beginning after December 15, 1997. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) statement that is displayed with the same prominence as other financial statements. This statement further requires that a company display an amount representing total comprehensive income for the period in that financial statement. This statement also requires that a company classify items of other comprehensive income by their nature in a financial statement. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for financial statements for periods beginning after December 15, 1997. This statement establishes standards for reporting information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has determined that it operates a single segment, retail banking.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for financial statements for periods beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Adoption of this statement is not expected to have a material impact on the Bank's consolidated financial statements.

RECLASSIFICATIONS

     Certain amounts in the 1997 and 1996 consolidated financial statements have been reclassified to conform to the 1998 presentation.

EARNINGS PER SHARE CALCULATION

     The table below sets forth the Company's earnings per share calculations for the years ended December 31, 1998, 1997 and 1996. In the table below, (1) Warrants refers to the Warrants issued by the Company in December 1995, and which expire December 11, 2005, (2) "Options" refers to the outstanding stock options granted (See NOTE K) and (3) Preferred Stock refers to the Cumulative Perpetual Preferred Stock issued by the Company in December 1995, and redeemed in December 1997, which carried an annual dividend equal to 18% of the face amount of the Preferred Stock, permitted dividends thereon to be paid, under certain circumstances, in equivalent value of the Company's common stock.

     In July 1998, the Company completed an offering of 2,012,500 of its Common Stock (including 262,500 shares issued upon exercise by the underwriters of their overallotment option) at a price of $15.00 per share, realizing net proceeds (after offering costs) of approximately $27.6 million. As an additional result of this offering, the exercise price of the Warrants was reduced to $2.128 per share and the number of shares of Common Stock purchasable upon the exercise of the Warrants was increased to 2,512,188.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998
               (AMOUNTS ARE IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1998       1997       1996
                                                              -------    -------    -------
AVERAGE SHARES OUTSTANDING
  Basic.....................................................    4,176      2,883      2,599
  Warrants..................................................    2,444      2,376      2,376
  Options...................................................      587        657        686
  Less Treasury shares(1)(2)................................     (515)      (681)    (1,320)
                                                              -------    -------    -------
  Diluted...................................................    6,692      5,235      4,341
                                                              =======    =======    =======
NET EARNINGS
  Earnings before extraordinary item........................  $11,038    $11,151    $ 7,507
  Preferred stock dividends.................................       --     (2,455)    (2,437)
  Premium on redemption of Preferred Stock..................       --     (1,908)        --
                                                              -------    -------    -------
  Earnings available for Common Stock before extraordinary
     item...................................................   11,038      6,788      5,070
  Extraordinary item........................................       --     (1,534)        --
                                                              -------    -------    -------
  Net earnings available for Common Stock...................  $11,038    $ 5,254    $ 5,070
                                                              =======    =======    =======
Basic earnings per share before extraordinary item (NOTE
  A)........................................................  $  2.64    $  2.35    $  1.95
                                                              =======    =======    =======
Basic earnings per share (NOTE A)...........................  $  2.64    $  1.82    $  1.95
                                                              =======    =======    =======
Diluted earnings per share before extraordinary item (NOTE
  A)........................................................  $  1.65    $  1.30    $  1.17
                                                              =======    =======    =======
Diluted earnings per share (NOTE A).........................  $  1.65    $  1.00    $  1.17
                                                              =======    =======    =======
YEAR END SHARES OUTSTANDING
  Basic.....................................................    5,190      3,091      2,599
  Warrants..................................................    2,512      2,376      2,376
  Options...................................................      527        722        686
  Less Treasury shares(1)(2)................................     (510)      (490)    (1,129)
                                                              -------    -------    -------
  Diluted...................................................    7,719      5,699      4,532
                                                              =======    =======    =======
STOCKHOLDERS' EQUITY
  Basic.....................................................  $81,424    $42,319    $32,330
  Warrants..................................................    5,346      5,346      5,346
  Options...................................................    2,792      5,073      3,482
  Less Treasury shares(1)(2)................................   (9,088)    (9,012)    (8,790)
                                                              -------    -------    -------
  Diluted...................................................  $80,474    $43,726    $32,368
                                                              =======    =======    =======
BASIC BOOK VALUE PER SHARE..................................  $ 15.69    $ 13.69    $ 12.44
                                                              =======    =======    =======
DILUTED BOOK VALUE PER SHARE................................  $ 10.43    $  7.67    $  7.14
                                                              =======    =======    =======

---------------
(1) Under the Diluted Method, it is assumed that the Company will use proceeds from the proforma exercise of the Warrants and Options to acquire the actual shares currently outstanding (Treasury shares).

(2) Treasury shares were assumed to be repurchased at the average closing stock price during the period.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                  (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE B -- CASH AND CASH EQUIVALENTS

     Cash and cash equivalents at December 31 consist of the following:

                                                    1998       1997
                                                   -------    -------
Cash and due from banks..........................  $45,449    $ 9,520
Federal funds sold...............................       --     42,100
                                                   -------    -------
                                                   $45,449    $51,620
                                                   =======    =======

NOTE C -- INVESTMENT SECURITIES AVAILABLE-FOR-SALE

     As of December 31, 1998, the Company did not have any investment securities available-for-sale.

     As of December 31, 1997, investment securities available-for-sale consisted of mutual funds with amortized cost of $572,000, gross unrealized gains of $6,000 and an estimated fair value of $578,000.

     For the years ended December 31, 1998, 1997 and 1996, respectively, the Company sold investment securities available-for-sale of $596,000, $37,570,000 and $34,857,000. The Company recognized gross gains from the sale of investment securities of $7,000 in 1998 and $248,000 in 1996, and a gross loss of $11,000 from the sale of investment securities in 1997.

     Comprehensive income, comprised of unrealized holding gains arising during the period, net of tax, and reclassification adjustments for the three years ended December 31, is as follows:

     Disclosure of reclassification amount for December 31:

                                                              1998   1997   1996
                                                              ----   ----   -----
Unrealized holding gains arising during period, net of tax
  expense of $2 in 1998, $0 in 1997 and 1996(1).............  $  1   $127   $ 110
Less: Reclassification adjustment for gains included in net
  income, net of tax expense of $4 in 1998, $0 in 1997 and
  1996(1)...................................................     7    (11)    248
                                                              ----   ----   -----
Net change in unrealized loss on securities, net of tax
  (expense) or benefit......................................  $ (6)   138    (138)
                                                              ====   ====   =====

---------------
(1) Due to loss carry forward, there was no tax liability in 1997 and 1996.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                  (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE D -- LOANS RECEIVABLE

     Loans receivable at December 31 are summarized as follows:

                                                                 1998         1997
                                                              ----------    ---------
SINGLE FAMILY
  Estate(1).................................................  $  368,911    $ 173,764
  Conventional(2)...........................................     207,121      222,865
INCOME PROPERTY
  Multi-family..............................................     250,876      225,738
  Commercial................................................     222,558      111,893
  Development...............................................      78,425        7,310
LAND........................................................      69,581       39,475
SINGLE FAMILY CONSTRUCTION
  Single residence(3).......................................     275,888      107,989
  Tract.....................................................      85,942       68,653
OTHER.......................................................      46,615        9,698
                                                              ----------    ---------
GROSS LOANS RECEIVABLE(4)...................................   1,605,917      967,385
LESS
Undisbursed funds...........................................    (256,096)    (108,683)
Deferred fees and credits, net..............................      (5,919)      (7,177)
Allowance for estimated losses..............................     (17,111)     (13,274)
                                                              ----------    ---------
NET LOANS RECEIVABLE........................................  $1,326,791    $ 838,251
                                                              ==========    =========

---------------
(1) Permanent loans generally in excess of $1.0 million secured by single family residences, primarily large custom homes and unique estates.

(2) Permanent loans secured by single family residential properties other than loans that qualify as Estate Loans.

(3) Loans for the construction of individual, custom homes and the acquisition of land for the construction of such homes.

(4) Gross loans receivable includes outstanding balance plus undisbursed commitments.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                  (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE D -- LOANS RECEIVABLE - CONTINUED
     The table below summarizes the maturities for fixed-rate loans and the repricing intervals for adjustable-rate loans as of December 31, 1998:

                                                                   PRINCIPAL BALANCE
                                                          ------------------------------------
                                                           FIXED      ADJUSTABLE
                        INTERVAL                            RATE         RATE         TOTAL
                        --------                          --------    ----------    ----------
1 to 3 months...........................................  $ 28,325    $  855,382    $  883,707
>3 to 6 months..........................................     1,696       240,574       242,270
>6 to 12 months.........................................     2,607       306,758       309,365
>1 to 2 years...........................................     4,679            --         4,679
>2 to 5 years...........................................    42,210            --        42,210
>5 to 10 years..........................................     8,814            --         8,814
>10 to 20 years.........................................    15,219            --        15,219
More than 20 years......................................    99,653            --        99,653
                                                          --------    ----------    ----------
                                                          $203,203    $1,402,714    $1,605,917
                                                          ========    ==========    ==========

     The contractual weighted average interest rates on loans at December 31, 1998 and 1997 were 8.84% and 8.96%, respectively.

     The table below summarizes nonaccrual loans at December 31 by type of loan.

                                                              1998(1)     1997
                                                              -------    -------
SINGLE FAMILY
  Estate....................................................  $35,662    $ 7,885
  Conventional..............................................    5,339      7,348
INCOME PROPERTY
  Commercial................................................    3,611         --
LAND........................................................       --        163
SINGLE FAMILY CONSTRUCTION
  Tract.....................................................    3,076         --
                                                              -------    -------
                                                              $47,688    $15,396
                                                              =======    =======

---------------
(1) Excludes $790 in loans past due 90 days or more for maturity and still accruing interest which were in process of renewal at December 31, 1998, and $17,305 in loans 30-89 days past due and still accruing interest.

     The interest income recognized on nonaccrual loans for 1998, 1997 and 1996 was $3.3 million, $0.9 million and $1.9 million, respectively. If these loans had been performing for the entire year, the income recognized would have been $4.9 million, $1.4 million and $2.8 million for 1998, 1997 and 1996, respectively.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                  (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE D -- LOANS RECEIVABLE - CONTINUED
     The table below summarizes the amounts of interest income that would have been recognized on troubled debt restructurings ("TDR's") had borrowers paid at the original loan interest rate throughout each of the years below, the interest income that would have been recognized based upon the modified interest rate, and the interest income that was included in the consolidated statements of operations for the periods indicated. For this purpose, a TDR is a loan with respect to which (1) the original interest rate was changed for a defined period of time, (2) the loan's maturity was extended, and/or (3) the Company agreed to suspend principal or interest payments for a defined period of time.

                                                      PRINCIPAL    ORIGINAL    MODIFIED    RECOGNIZED
                                                       BALANCE     INTEREST    INTEREST     INTEREST
                                                      ---------    --------    --------    ----------
YEAR ENDED DECEMBER 31, 1998
Permanent loans.....................................   $34,276      $2,873      $2,695       $2,484
                                                       -------      ------      ------       ------
YEAR ENDED DECEMBER 31, 1997
Permanent loans.....................................   $29,562      $2,908      $2,665       $2,505
                                                       -------      ------      ------       ------
YEAR ENDED DECEMBER 31, 1996
Construction loans..................................   $   389      $   43      $   43       $   18
Permanent loans.....................................    38,695       3,716       3,511        3,088
                                                       -------      ------      ------       ------
                                                       $39,084      $3,759      $3,554       $3,106
                                                       =======      ======      ======       ======

     The table below summarizes the activity within the allowance for estimated credit losses on loans for the years ended December 31:

                                                               1998       1997       1996
                                                              -------    -------    -------
Balance at beginning of year................................  $13,274    $13,515    $15,192
Provision for credit losses.................................    7,135      5,137      6,067
Charge-offs.................................................   (3,298)    (5,378)    (7,744)
                                                              -------    -------    -------
Balance at year end.........................................  $17,111    $13,274    $13,515
                                                              =======    =======    =======

     Management believes the level of allowance for estimated credit losses on loans is adequate to absorb losses inherent in the loan portfolio; however, circumstances might change which could adversely affect the performance of the loan portfolio resulting in increasing loan losses which cannot be reasonably predicted at December 31, 1998.

     The recorded investment in loans considered to be impaired under SFAS No. 114 at December 31 was as follows:

                                                 1998       1997       1996
                                                -------    -------    -------
Impaired loans without specific loss
  reserves....................................  $28,770    $27,970    $43,209
Impaired loans with specific loss reserves....   41,124     24,476      8,728
Specific loss reserves allocated to impaired
  loans.......................................   (5,177)    (2,815)    (2,185)
                                                -------    -------    -------
          Total impaired loans, net of
            specific loss reserves............  $64,717    $49,631    $49,752
                                                =======    =======    =======
Average investment in impaired loans..........  $60,000    $50,400    $57,100
Interest income recognized on impaired
  loans.......................................  $ 4,879    $ 4,202    $ 3,607

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                  (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE D -- LOANS RECEIVABLE - CONTINUED
     The table below reconciles the principal balance of impaired loans and TDRs at December 31, as follows:

                                                           1998        1997
                                                         --------    --------
Total impaired loans...................................  $ 69,894    $ 52,446
Impaired loans 90 days or more days delinquent.........   (13,832)    (10,793)
                                                         --------    --------
Performing impaired loans..............................    56,062      41,653
Impaired loans which are not TDRs......................   (21,956)    (12,193)
                                                         --------    --------
Performing TDRs........................................    34,106      29,460
TDRs which are 90 days or more delinquent..............       170         102
                                                         --------    --------
          Total TDRs...................................  $ 34,276    $ 29,562
                                                         ========    ========

LOANS TO EXECUTIVE OFFICERS AND DIRECTORS

     In the ordinary course of business, the Bank has granted loans to certain executive officers and directors and the companies with which they are associated. In management's opinion, such loans and commitments to lend were made under terms that are consistent with the Bank's normal lending policies.

     During the year ended December 31, 1998, the Bank granted $155,000 in loans to executive officers and directors and received repayments of $1,000, resulting in an ending balance of $154,000. During 1997 and 1996, there were no loans to executive officers and directors.

NOTE E -- REAL ESTATE OWNED

     Real estate owned at December 31 is summarized as follows:

                                                             1998      1997
                                                            ------    -------
SINGLE FAMILY
  Conventional............................................  $2,509    $ 7,695
INCOME PROPERTY
  Multi-family............................................     213      2,362
  Commercial..............................................   1,393         --
LAND......................................................      --      2,365
                                                            ------    -------
GROSS INVESTMENT..........................................   4,115     12,422
Allowance for estimated losses............................     (45)    (2,563)
                                                            ------    -------
NET INVESTMENT............................................  $4,070    $ 9,859
                                                            ======    =======

     The table below summarizes the allowance for estimated losses on real estate owned for the years ended December 31:

                                                1998        1997       1996
                                               -------    --------    -------
Balance at beginning of year.................  $ 2,563    $ 11,871    $15,725
Provision for estimated losses...............       60         913      4,933
Charge-offs..................................   (2,578)    (10,221)    (8,787)
                                               -------    --------    -------
Balance at end of year.......................  $    45    $  2,563    $11,871
                                               =======    ========    =======

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                  (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE E -- REAL ESTATE OWNED - CONTINUED
     Real estate operations for the years ended December 31 are summarized as follows:

                                                 1998       1997       1996
                                                -------    -------    -------
EXPENSES ASSOCIATED WITH REAL ESTATE OWNED
  Property taxes..............................  $     7    $   119    $   135
  Repairs, maintenance and renovation.........      277        222        160
  Insurance...................................      116        188        258
                                                -------    -------    -------
                                                    400        529        553
Net recoveries from sales of properties.......   (2,278)    (1,282)    (1,769)
Rental income, net............................      (91)      (389)    (1,339)
Provision for estimated losses on real estate
  owned.......................................       60        913      4,933
                                                -------    -------    -------
(INCOME) LOSS FROM REAL ESTATE OPERATIONS,
  NET.........................................  $(1,909)   $  (229)   $ 2,378
                                                =======    =======    =======

NOTE F -- OFFICE PROPERTY AND EQUIPMENT -- AT COST

     Office property and equipment at December 31 consists of the following:

                                                               1998         1997
                                                              -------      -------
Office buildings............................................  $ 1,228      $ 1,140
Furniture and equipment.....................................    7,994        4,844
Leasehold improvements......................................    2,700        2,305
                                                              -------      -------
                                                               11,922        8,289
Less
  Accumulated depreciation and amortization.................   (5,599)      (4,279)
                                                              -------      -------
                                                                6,323        4,010
Land........................................................      190          190
                                                              -------      -------
                                                              $ 6,513      $ 4,200
                                                              =======      =======

     The Company recognized $1.6 million, $1.2 million and $1.1 million of depreciation expense for the years 1998, 1997 and 1996, respectively.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                  (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE G -- DEPOSITS

     The table below summarizes the balances by original term, weighted average interest rates ("WAIR") and weighted average remaining maturities in months ("WARM") for the Company's deposits at December 31:

                                                       1998                       1997
                                             ------------------------    ----------------------
              PRODUCT TYPE                    BALANCE     WAIR   WARM    BALANCE    WAIR   WARM
              ------------                   ----------   ----   ----    --------   ----   ----
Non-interest bearing checking............    $   20,292     --    --     $  6,571     --    --
Checking/NOW.............................        35,579   2.36%   --       30,184   1.49%   --
Passbook.................................        17,587   3.72%   --       20,139   1.83%   --
Money market.............................       112,274   4.04%   --       48,918   3.16%   --
Certificates of deposit
  7 day maturities.......................        36,091   4.08%   --       42,907   4.43%   --
  Less than 6 months.....................         5,688   4.60%    2       35,418   5.57%    2
  6 months to 1 year.....................       207,964   5.25%    3      456,072   5.80%    8
  1 year to 2 years......................       537,815   5.51%    7      146,674   5.74%    7
  Greater than 2 years...................        46,160   5.40%   16       12,618   5.45%   13
                                             ----------                  --------
                                             $1,019,450   5.25%    5     $799,501   5.28%    6
                                             ==========                  ========

     Interest expense on deposits, by type of account, for the years ended December 31 is summarized as follows:

                                                 1998       1997       1996
                                                -------    -------    -------
Checking/NOW..................................  $   765    $   381    $   212
Passbook......................................      632        403        508
Money market..................................    2,957      1,018        365
Certificates of deposit.......................   43,288     37,118     34,483
                                                -------    -------    -------
                                                $47,642    $38,920    $35,568
                                                =======    =======    =======

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                    FOR THREE YEARS ENDED DECEMBER 31, 1998
                  (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE G -- DEPOSITS - CONTINUED

     The table below sets forth the remaining maturities of the Company's certificates of deposit outstanding at December 31:

                                                                       1998                                    1997
                                          --------------------------------------------------------------   ------------
                                                             OVER          OVER
                                                         THREE MONTHS   SIX MONTHS
                                          THREE MONTHS     THROUGH       THROUGH       OVER                THREE MONTHS
                                            OR LESS       SIX MONTHS     ONE YEAR    ONE YEAR    TOTAL       OR LESS
                                          ------------   ------------   ----------   --------   --------   ------------
BALANCES < $100,000

  4.00% or less.........................    $  1,821       $    632           123    $    17    $  2,593     $  1,660
  4.01% - 5.00%.........................      30,923         33,075        27,410      9,141     100,549       38,460
  5.01% - 6.00%.........................     147,740        132,013       196,001     35,206     510,960      119,283
  6.01% - 7.00%.........................         694            343           523         --       1,560        4,834
  7.01% or more.........................          --             --           100         --         100           --
                                            --------       --------      --------    -------    --------     --------
                                             181,178        166,063       224,157     44,364     615,762      164,237
BALANCES >|= $100,000

  4.00% or less.........................          --            100           101         --         201           --
  4.01% - 5.00%.........................       8,321          9,062         8,797      2,757      28,937        7,162
  5.01% - 6.00%.........................      61,020         47,719        68,115      8,504     185,358       38,734
  6.01% - 7.00%.........................         910          1,930           442        178       3,460        2,663
  7.01% or more.........................          --             --            --         --          --           --
                                            --------       --------      --------    -------    --------     --------
                                              70,251         58,811        77,455     11,439     217,956       48,559
                                            --------       --------      --------    -------    --------     --------
         Total..........................    $251,429       $224,874      $301,612    $55,803    $833,718     $212,796
                                            ========       ========      ========    =======    ========     ========

                                                               1997
                                          -----------------------------------------------
                                              OVER          OVER
                                          THREE MONTHS   SIX MONTHS
                                            THROUGH       THROUGH       OVER
                                           SIX MONTHS     ONE YEAR    ONE YEAR    TOTAL
                                          ------------   ----------   --------   --------
BALANCES < $100,000
  4.00% or less.........................    $     15      $     26    $    88    $  1,789
  4.01% - 5.00%.........................       1,650         1,571      5,206      46,887
  5.01% - 6.00%.........................     111,758       176,146     16,890     424,077
  6.01% - 7.00%.........................      21,458        29,818      1,218      57,328
  7.01% or more.........................          --            --        100         100
                                            --------      --------    -------    --------
                                             134,881       207,561     23,502     530,181
BALANCES >|= $100,000
  4.00% or less.........................          --            --         --          --
  4.01% - 5.00%.........................          --           548      1,271       8,981
  5.01% - 6.00%.........................      30,306        57,313      4,129     130,482
  6.01% - 7.00%.........................       9,933        10,926        523      24,045
  7.01% or more.........................          --            --         --          --
                                            --------      --------    -------    --------
                                              40,239        68,787      5,923     163,508
                                            --------      --------    -------    --------
         Total..........................    $175,120      $276,348    $29,425    $693,689
                                            ========      ========    =======    ========

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                    FOR THREE YEARS ENDED DECEMBER 31, 1998
                  (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE H -- SHORT-TERM BORROWINGS

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

     The balance and rate of FHLB advances at December 31 are summarized as follows:

                                                    1998                     1997
                                            ---------------------    ---------------------
                                                         AVERAGE                  AVERAGE
                                                         RATE AT                  RATE AT
              ORIGINAL TERM                 PRINCIPAL    YEAR END    PRINCIPAL    YEAR END
              -------------                 ---------    --------    ---------    --------
12 Months.................................  $     --      --%        $ 40,000       5.95%
60 Months.................................   215,000     5.36%
120 Months................................    49,000     4.36%
                                            --------                 --------
                                            $264,000     5.18%       $ 40,000       5.95%
                                            ========                 ========

     The following schedule summarizes information relating to the Company's FHLB advances for the periods presented:

                                                                1998        1997
                                                              --------    --------
Average balance during the year.............................  $170,156    $ 48,600
Average interest rate during the year.......................      5.43%       6.00%
Maximum month-end balance during the year...................  $264,000    $ 75,000
Loans underlying the agreements at year end.................  $750,800    $446,204

NOTE I -- INCOME TAXES

     (Provision) benefit for income taxes for the years ended December 31 consist of the following:

                                                   1998       1997      1996
                                                  -------    ------    ------
Current
  Federal.......................................  $  (654)   $   --    $2,139
  State.........................................      (21)       --        --
                                                  -------    ------    ------
                                                     (675)       --     2,139
                                                  -------    ------    ------
Deferred
  Federal.......................................   (4,013)    2,346     3,087
  State.........................................       14       231     1,156
                                                  -------    ------    ------
                                                   (3,999)    2,577     4,243
                                                  -------    ------    ------
                                                  $(4,674)   $2,577    $6,382
                                                  =======    ======    ======

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                    FOR THREE YEARS ENDED DECEMBER 31, 1998
                  (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE I -- INCOME TAXES - CONTINUED
     The components of the net deferred income tax assets at December 31 are summarized as follows:

                                                            1998       1997
                                                           -------    -------
DEFERRED INCOME TAX LIABILITIES
  Loan fees..............................................  $(3,629)   $(2,690)
  FHLB stock.............................................   (1,581)    (1,380)
  Depreciation...........................................     (395)      (444)
  Other..................................................   (2,835)    (1,249)
                                                           -------    -------
                                                            (8,440)    (5,763)
                                                           -------    -------
DEFERRED INCOME TAX ASSETS
  Bad debts..............................................    5,844      6,974
  State NOL carryforward.................................    1,306      1,301
  Federal AMT credit carryforward........................    1,303      1,041
  Federal NOL carryforward...............................      447      4,240
  Other..................................................    2,362      1,841
                                                           -------    -------
                                                            11,262     15,397
                                                           -------    -------
Valuation allowance......................................       --     (2,814)
                                                           -------    -------
  NET DEFERRED TAX ASSETS................................  $ 2,822    $ 6,820
                                                           =======    =======

     At December 31, 1998, the Company had (1) a federal net operating loss carryforward of $1.3 million expiring in 2005, (2) state net operating loss carryforwards of $3.4 million and $7.0 million expiring in 1999 and 2000, respectively and (3) a federal alternative minimum tax credit carryover of $1.3 million which can be carried forward indefinitely.

     The income tax assets (liabilities) at December 31 consist of the following:

                                                             1998      1997
                                                            ------    -------
CURRENT
  Federal.................................................  $  507    $    --
  State...................................................      56         --
                                                            ------    -------
                                                            $  563    $    --
                                                            ------    -------
DEFERRED
  FEDERAL
     Income tax asset.....................................  $1,420    $ 6,517
     Valuation allowance..................................      --     (1,084)
  STATE
     Income tax asset.....................................   1,402      3,117
     Valuation allowance..................................      --     (1,730)
                                                            ------    -------
DEFERRED TAX ASSET........................................  $2,822    $ 6,820
                                                            ------    -------
          TOTAL...........................................  $3,385    $ 6,820
                                                            ======    =======

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                    FOR THREE YEARS ENDED DECEMBER 31, 1998
                  (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE I -- INCOME TAXES - CONTINUED
     The table below summarizes the differences between the statutory income tax and the Company's effective tax for the years ended December 31:

                                                  1998       1997       1996
                                                 -------    -------    ------
Federal income (tax) benefit...................  $(5,497)   $(2,464)   $ (393)
Reduction (addition) resulting from Change in
  Federal valuation allowance..................    1,084      4,826     6,090
  Goodwill amortization and charge-off.........       --         --       (13)
  California franchise tax, net of federal
     income taxes..............................       (5)       152       763
  Other........................................     (256)        63       (65)
                                                 -------    -------    ------
                                                 $(4,674)   $ 2,577    $6,382
                                                 =======    =======    ======

NOTE J -- DISPOSITION OF DEPOSITS AND PREMISES

     During 1996, the Company sold certain of its branch deposits and sold or closed the related branch facilities, consolidated deposits from certain branches and sold the related facilities, and sold its two owned corporate office buildings. The table below sets forth the composition of the net gain or loss realized from these transactions for the year ended December 31, 1996:

Deposits sold.............................................  $186,573
                                                            ========
Net premium received from sales of deposits...............  $  6,305
Net gain on disposition of premises proceeds received.....     1,826
Net book value at disposition.............................    (1,479)
                                                            --------
Net gain from disposition of premises.....................       347
Other sale-related expenses...............................      (239)
                                                            --------
Net gain..................................................  $  6,413
                                                            ========

     The Company did not sell or close branch facilities during 1998 or 1997.

NOTE K -- EMPLOYEE BENEFIT PLANS

     The Company has an Employee Stock Ownership Plan ("ESOP") that previously covered substantially all employees over 21 years of age who met minimum service requirements. As of December 15, 1995, the Company froze the ESOP and all accounts became fully vested and nonforfeitable. At December 31, 1998, the ESOP owned 111,968 shares of the Company's common stock. As of December 31, 1998, the Company had a loan receivable from the ESOP of $79,000 collateralized by 5,833 shares of common stock owned by the ESOP.

     Effective April 1, 1996, the ESOP was amended to include a 401(k) plan. The Company makes a matching contribution equal to 100% of the amount each participant elects to defer up to a maximum of 3% of the participant's compensation for the calendar quarter. Employees are eligible to participate if they were employed by the Company on March 1, 1996 or have been employed for 6 months, worked at least 500 hours, and are over 21 years of age.

     The Company had a retirement income plan ("Retirement Plan") that previously covered substantially all employees over 21 years of age who met minimum service requirements. The Company terminated the Retirement Plan as of July 1997.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                    FOR THREE YEARS ENDED DECEMBER 31, 1998
                  (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE K -- EMPLOYEE BENEFIT PLANS - CONTINUED
     The Company has two stock option plans ("Option Plans"), one of which provides for the issuance of stock options to directors and employees of the Company and the other of which provides for the issuance of stock options to employees other than certain executive officers of the Company. At December 31, 1998, the Option Plans provide for the issuance of an aggregate of a maximum of 1,100,000 shares of common stock of the Company upon exercise of options. The exercise price of any option may not be less than the fair market value of the common stock on the date of grant and the term of any option may not exceed 10 years.

     A summary of the status of the Option Plans as of December 31, and changes during the years ended on those dates, is presented below:

                                          1998                 1997                 1996
                                   ------------------   ------------------   ------------------
                                             WEIGHTED             WEIGHTED             WEIGHTED
                                             AVERAGE              AVERAGE              AVERAGE
                                             EXERCISE             EXERCISE             EXERCISE
                                   SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
                                   -------   --------   -------   --------   -------   --------
Outstanding at beginning of
  year...........................  721,800    $ 7.03    686,000    $ 5.08    696,000    $4.95
Granted..........................  255,000     17.23    120,000     16.77     36,000     7.81
Exercised........................  (86,500)     5.06    (60,200)     4.92         --       --
Terminated.......................   (8,000)     5.26    (24,000)     5.26    (46,000)    5.26
                                   -------              -------              -------
Outstanding at year end..........  882,300     10.19    721,800      7.03    686,000     5.08
                                   =======              =======              =======
Options exercisable at year
  end............................  580,400              372,934              226,050
                                   =======              =======              =======

     The following table summarizes information about stock options outstanding at December 31, 1998:

                              WEIGHTED AVERAGE
EXERCISE     NUMBER      REMAINING CONTRACTUAL LIFE     NUMBER
 PRICE     OUTSTANDING            (YEARS)             EXERCISABLE
--------   -----------   --------------------------   -----------
 $ 4.65      293,000                4.92                293,000
   5.26      178,300                7.00                165,400
   7.81       36,000                7.92                 24,000
  10.50       20,000                6.42                  6,667
  16.31      145,000                8.00                     --
  18.02      100,000                6.92                 41,333
  18.44      110,000                6.58                 50,000
             -------                                    -------
  10.19(1)   882,300                6.44                580,400
             =======                                    =======

---------------
(1) Weighted average.

     If compensation costs for the Option Plans had been determined based on the fair value at the grant date for awards in 1998, 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998
       (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE K -- EMPLOYEE BENEFIT PLANS - CONTINUED earnings and net earnings per share would have been reduced to the pro forma amounts indicated below (dollar amounts in tables are in thousands, except per share data):

                                                           1998       1997      1996
                                                          -------    ------    ------
Net earnings -- as reported.............................  $11,038    $9,617    $7,507
                                                          =======    ======    ======
Net earnings -- pro forma...............................  $ 9,371    $8,880    $6,646
                                                          =======    ======    ======
Basic earnings per share -- as reported.................  $  2.64    $ 1.82    $ 1.95
                                                          =======    ======    ======
Basic earnings per share -- pro forma...................  $  2.24    $ 1.57    $ 1.62
                                                          =======    ======    ======
Diluted earnings per share -- as reported...............  $  1.65    $ 1.00    $ 1.17
                                                          =======    ======    ======
Diluted earnings per share -- pro forma.................  $  1.40    $ 0.86    $ 0.97
                                                          =======    ======    ======
Weighted average fair value at date of grant............  $  8.33    $ 7.99    $ 3.81
                                                          =======    ======    ======

     The fair value of options granted under the Option Plans were estimated on the date of grant using the Black-Scholes option-pricing model. In 1998, the following weighted average assumptions were used: no dividend yield, expected volatility of 33%, risk free interest rate of 5.25% and expected lives of 5 to 8 years. In 1997, no dividend yield, expected volatility of 123%, risk free interest rate of 5.7% and expected lives of 3 to 5 years. In 1996, no dividend yield, expected volatility of 124%, risk free interest rate of 5.6% and expected lives of 3 to 5 years.

NOTE L -- CAPITAL AND DEBT OFFERINGS

     In December 1995, the Company sold $27.0 million of "investment units" at a price of $500,000 per unit in a private placement offering (the "1995 Offering"). Each investment unit consisted of $250,000 principal amount of the Company's senior notes due 2000 ("1995 Senior Notes"), five shares of the Company's cumulative preferred stock, series A ("Series A Preferred"), and one warrant to purchase 44,000 shares of the Company's common stock ("Warrants"). The Company contributed $19.0 million of the net proceeds of the Offering as qualifying Tier 1 capital to the Bank.

     The Company recorded the 1995 Senior Notes, with a face amount of $13.5 million, at $12.0 million. Interest was payable semiannually at a rate of 12.0% per annum on the face amount and had an effective annual cost of 15.87% during 1997 after recording the effect of the Original Issue Discount ("OID") of $1.5 million. The accretion of the OID was to be recognized using the constant yield method over the five-year term of the Senior Notes. During 1997 and 1996, the Company recorded $350,000 and $301,000, respectively, of OID as part of its interest expense.

     The Company also recorded the receipt of $12.8 million from the issuance of 270 shares of Series A Preferred with a par value of $.01 as Capital in Excess of Par Value -- Cumulative Preferred Stock, Series A. The Series A Preferred provided for cumulative dividends, payable quarterly commencing June 1997 at an annual rate of 18% on the $13.5 million liquidation preference of the stock.

     The Company recorded $2.2 million of the proceeds from the sale of the units to the Warrants as additional paid in capital. The Warrants entitle the holders to purchase up to an aggregate of 2.5 million shares of common stock for $2.128 per share and expire in December 2005.

     On December 31, 1997, the Company sold $40.0 million of 12.5% Senior Notes due 2004 ("1997 Senior Notes") in a private placement (the "1997 Offering"), which included registration rights. Concurrent with the completion of the 1997 Offering, the Company prepaid all of its 1995 Senior Notes and redeemed all of its

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                  (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE L -- CAPITAL AND DEBT OFFERINGS - CONTINUED
Series A Preferred. The 1995 Senior Notes and Series A Preferred were retired at par plus accrued interest and dividends, which approximated $27.2 million. This repayment and redemption resulted in the write-off of the remaining OID ($0.8 million) and prepaid offering costs ($0.7 million) as an extraordinary item. Net proceeds after the offering costs and the prepayment of the 1995 Senior Notes and Series A Preferred amounted to approximately $10.4 million, funds which became available to the Company for general corporate purposes, inclusive of supporting the planned business activities of the Bank.

     Interest on the 1997 Senior Notes is payable semiannually. On or after December 31, 2002, the 1997 Senior Notes will be redeemable at any time at the option of the Company, in whole or in part, at the redemption price of 106.25% for the twelve-month period beginning December 31, 2002, and 103.125% thereafter.

     In July 1998, the Company sold 2,012,500 shares of its common stock (including 262,500 shares, issued upon exercise by the underwriters of their over allotment option) at a price of $15.00 per share, realizing net proceeds (after offering costs) of approximately $27.6 million. As a result of this offering, the exercise price of the Warrants was reduced to $2.128 and the number of shares of common stock acquirable upon the exercise of the Warrants was increased to 2,512,188.

NOTE M -- STOCKHOLDERS' EQUITY

     Retained earnings, which includes bad debt deductions of approximately $21.3 million for federal income tax purposes at December 31, 1998, are restricted and may be used only for the absorption of losses on loans and real estate acquired through foreclosure. Retained earnings are not subject to federal income tax unless used for other purposes. The Company has not provided for federal income tax on these amounts, since it is not contemplated that such amounts will be used for purposes other than to absorb such losses.

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), to average assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 1998 and 1997, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for Prompt Corrective Action Rules. There are no conditions or events since that notification that management believes have changed the Bank's category. The following

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                  (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE M -- STOCKHOLDERS' EQUITY - CONTINUED table sets forth as of December 31, 1998 and 1997, the Bank's actual regulatory capital amounts and ratios and the regulatory capital amounts and ratios for the Bank to be "adequately capitalized" and "well capitalized."

                                                                 TO BE CATEGORIZED
                                                                   AS ADEQUATELY       TO BE CATEGORIZED
                                                  ACTUAL            CAPITALIZED       AS WELL CAPITALIZED
                                             -----------------   ------------------   -------------------
                                              AMOUNT    RATIOS    AMOUNT    RATIOS     AMOUNT     RATIOS
                                             --------   ------   --------   -------   ---------   -------
                                                     (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)
AS OF DECEMBER 31, 1998:
  Total capital (to Risk weighted
     assets)...............................  $119,400   11.10%   $86,090     8.00%    $107,612     10.00%
  Core capital (to Adjusted tangible
     assets)(1)............................   108,673    7,65%    56,804     4.00%      71,005      5.00%
  Tangible capital (to Tangible assets)....   108,673    7.65%    21,302     1.50%         N/A       N/A
  Tier 1 capital (to Risk weighted
     assets)...............................   108,673   10.10%       N/A      N/A       64,567      6.00%
AS OF DECEMBER 31, 1997:
  Total capital (to Risk weighted
     assets)...............................  $ 78,454   11.48%   $54,679     8.00%    $ 68,349     10.00%
  Core capital (to Adjusted tangible
     assets)(1)............................    69,906    7.55%    37,031     4.00%      46,289      5.00%
  Tangible capital (to Tangible assets)....    69,906    7.55%    13,887     1.50%         N/A       N/A
  Tier 1 capital (to Risk weighted
     assets)...............................    69,906   10.23%       N/A      N/A       41,009      6.00%

---------------
(1) The term "adjusted tangible assets" refers to the term "adjusted total assets" as defined in 12 C.F.R. Section 567.1(a) for purposes of tangible and core capital requirements, and refers to the term "risk-weighted assets" as defined in 12 C.F.R. Section 567.1(b) for purposes of risk-based capital requirements.

NOTE N -- COMMITMENTS AND CONTINGENCIES

LITIGATION

     The Bank is a defendant in an action entitled Takaki vs. Hawthorne Savings and Loan Association, filed in the Superior Court of the State of California, Los Angeles, as Case No. YC021815. The plaintiffs were owners of real property which they sold in early 1992 to a third party. The Bank provided escrow services in connection with the transaction. A substantial portion of the consideration paid to the plaintiffs took the form of a deed of trust secured by another property then owned by an affiliate of the purchaser. The value of the collateral securing this deed of trust ultimately proved to be inadequate. The plaintiffs alleged that the Bank knew, or should have known, that the security that the plaintiffs received as sellers was inadequate and should have so advised them. In late June 1997, a trial jury found for the plaintiffs and awarded compensatory and punitive damages totaling $9.1 million. In late July 1997, the trial judge reduced the combined award to $3.3 million. The plaintiffs accepted the reduced judgment. The Bank filed a Notice of Appeal from the judgment and posted an Appeal Bond with the Court to stay plaintiffs' enforcement of the judgment pending the Appellate Court's decision. After the defendants and plaintiffs filed their respective appellate briefs and other necessary pleadings and oral arguments were presented, in late July, 1998, the Appellate Court remanded the case to the Superior Court with directions to dismiss the fraudulent concealment, misrepresentation and punitive damages claims and to conduct a new trial pertaining solely to damages arising from negligence, in particular to determine whether any negligence of the Bank contributed to the plaintiffs' injury and, if so, to apportion liability for negligence between the Bank and the plaintiffs. On March 30, 1999, the jury returned a verdict in favor of the plaintiffs in the amount of $1.8 million plus pre-judgement interest. The Bank intends to file a notice of appeal from this judgement. The Bank believes that there is a substantial likelihood that its position will ultimately be upheld on appeal and, accordingly, that no amounts having a

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                  (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE N -- COMMITMENTS AND CONTINGENCIES - CONTINUED materially adverse effect on the Bank's or the Company's financial conditions or operations will be paid by the Bank to the plaintiffs in this matter. There can be no assurances that this will be the case, however.

     The Company is involved, in the normal course of business, in a variety of other litigation matters. In the opinion of management, none of these cases will have a material adverse effect on the Bank's or the Company's financial condition or results of operations.

LENDING COMMITMENTS

     At December 31, 1998, the Company had commitments to fund the undisbursed portion of existing construction and land loans of $235.1 million and commitments to fund the undisbursed portion of existing lines of credit of $20.9 million.

ERRORS AND OMISSIONS INSURANCE

     The Company had a mortgagee's errors and omissions insurance policy as of December 31, 1998. The Company did not have errors and omissions insurance on other aspects of its operation.

LEASES

     The Company has entered into agreements to lease certain office facilities under operating leases which expire at various dates to the year 2010. The leases generally provide that the Company pay property taxes, insurance and other items. Current rental commitments for the remaining terms of these noncancelable leases as of December 31, 1998 are as follows:

                                             AMOUNT
                                             -------
1999.......................................  $ 1,662
2000.......................................    1,536
2001.......................................    1,754
2002.......................................    1,415
2003.......................................    1,376
Thereafter.................................    2,654
                                             -------
                                             $10,397
                                             =======

     Lease expense for office facilities was $1.4 million, $1.0 million and $1.0 million for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE O -- ESTIMATED FAIR VALUE INFORMATION

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                  (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE O -- ESTIMATED FAIR VALUE INFORMATION - CONTINUED amounts the Company could realize in a current market exchange. The use of different market assumptions and or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                         1998                      1997
                                               ------------------------    ---------------------
                                                             ESTIMATED                 ESTIMATED
                                                CARRYING        FAIR       CARRYING      FAIR
                                                 AMOUNT        VALUE        AMOUNT       VALUE
                                               ----------    ----------    --------    ---------
ASSETS
  Cash and cash equivalents..................  $   45,449    $   45,449    $ 51,620    $ 51,620
  Investment securities......................          --            --         578         578
  Loans receivable...........................   1,326,791     1,357,988     838,251     848,989
  Investment in FHLB stock...................      13,554        13,554       7,213       7,213
LIABILITIES
  DEPOSITS
     Money market............................     112,274       112,274      48,918      48,918
     Passbook................................      17,587        17,587      20,139      20,139
     Checking/NOW............................      35,579        35,579      30,177      30,177
     Certificates of deposit.................     833,718       832,920     693,689     693,887
     Noninterest bearing demand..............      20,292        20,292       6,578       6,578
  FHLB advances..............................     264,000       268,570      40,000      40,106
  Senior Notes...............................      40,000        39,200      40,000      40,000

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

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                  (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE O -- ESTIMATED FAIR VALUE INFORMATION - CONTINUED
     The withdrawable amounts for checking, money market, and non-interest bearing demand accounts are considered to be stated at their estimated fair value. The fair value of passbook accounts and fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

     The fair value of FHLB advances is estimated using the rates currently offered on similar instruments with similar terms.

     The fair value of Senior Notes in 1998 is based on quoted market price. The Senior Notes were issued December 31, 1997 and therefore the fair value at December 31, 1997 is considered to be the carrying amount. The Senior Notes have a stated coupon interest rate of 12.5% and mature December 31, 2004.

     Additionally, optional commitments to originate mortgages are excluded from this presentation because such commitments are typically at market terms, are typically for adjustable rate loans, and are generally cancellable by borrower without significant fees or costs upon cancellation.

     The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1998 and 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented above.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                  (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE P -- SEPARATE PARENT COMPANY FINANCIAL STATEMENTS

STATEMENTS OF FINANCIAL CONDITION

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------    -------
ASSETS
Cash at the Bank and cash equivalents.......................  $ 20,637    $ 9,944
Loan receivable, net........................................       150         --
Investment in subsidiary....................................   108,673     69,906
Other assets................................................     2,184      2,501
                                                              --------    -------
TOTAL ASSETS................................................  $131,644    $82,351
                                                              ========    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and other liabilities......................  $ 10,220    $    32
Senior notes................................................    40,000     40,000
                                                              --------    -------
TOTAL LIABILITIES...........................................  $ 50,220    $40,032
                                                              ========    =======
STOCKHOLDERS' EQUITY
  Preferred Stock -- $0.01 par value, authorized 10,000,000
     shares no outstanding..................................        --         --
  Common stock -- $0.01 par value; authorized 20,000,000
     shares; issued and outstanding, 5,194,996 shares (1998)
     and 3,095,996 shares (1997)............................  $     52    $    31
  Capital in excess of par value -- common stock............    40,349     12,310
  Accumulated other comprehensive income....................        --          6
  Retained earnings.........................................    41,150     30,112
Less
  Treasury stock, at cost -- 5,400 shares...................       (48)       (48)
  Loan to Bank ESOP.........................................       (79)       (92)
                                                              --------    -------
TOTAL STOCKHOLDERS' EQUITY..................................    81,424     42,319
                                                              --------    -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $131,644    $82,351
                                                              ========    =======

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998
          (AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE P -- SEPARATE PARENT COMPANY FINANCIAL STATEMENTS - CONTINUED STATEMENTS OF OPERATIONS

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1998       1997       1996
                                                              -------    -------    -------
INTEREST REVENUES
  Investments...............................................  $   571    $    95    $   246
  From subsidiary...........................................       --         10         16
                                                              -------    -------    -------
Total interest revenues.....................................      571        105        262
Interest costs..............................................    5,000      1,979      1,921
                                                              -------    -------    -------
Net interest income.........................................   (4,429)    (1,874)    (1,659)
NONINTEREST REVENUES, NET
  Operating.................................................        1         21         13
  Loss on sale of securities................................       --        (10)        --
  Other non-operating.......................................       --         (1)        (1)
Operating costs.............................................   (1,307)      (882)      (910)
                                                              -------    -------    -------
Loss before income taxes, equity in subsidiary, and
  extraordinary item........................................   (5,735)    (2,746)    (2,557)
Income tax expense..........................................       --         --         --
                                                              -------    -------    -------
Loss before equity in subsidiary and extraordinary item.....   (5,735)    (2,746)    (2,557)
Equity in earnings of subsidiary............................   16,773     13,897     10,064
                                                              -------    -------    -------
Earnings before extraordinary item..........................   11,038     11,151      7,507
Extraordinary item..........................................       --     (1,534)        --
                                                              -------    -------    -------
NET EARNINGS................................................  $11,038    $ 9,617    $ 7,507
                                                              =======    =======    =======
Net earnings available for Common...........................  $11,038    $ 5,254    $ 5,070
                                                              =======    =======    =======
Basic earnings per share before extraordinary item..........  $  2.64    $  2.35    $  1.95
                                                              =======    =======    =======
Basic earnings per share....................................  $  2.64    $  1.82    $  1.95
                                                              =======    =======    =======
Diluted earnings per share before extraordinary item........  $  1.65    $  1.30    $  1.17
                                                              =======    =======    =======
Diluted earnings per share..................................  $  1.65    $  1.00    $  1.17
                                                              =======    =======    =======
Weighted average basic shares outstanding...................    4,176      2,883      2,599
                                                              =======    =======    =======
Weighted average diluted shares outstanding.................    6,692      5,235      4,341
                                                              =======    =======    =======

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                  (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE P -- SEPARATE PARENT COMPANY FINANCIAL STATEMENTS - CONTINUED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings.............................................  $ 11,038    $  9,617    $  7,507
  Adjustments
     Equity in undistributed earnings of subsidiary........   (16,773)    (13,897)    (10,064)
     Depreciation and amortization.........................       361         582         479
     Decrease (increase) in interest receivable............        --          16          (2)
     Loss on early extinguishment of debt..................        --       1,534
     Loss of sale of investments...........................        --          10          --
     Increase in other assets..............................       (44)     (2,451)         --
     Increase (decrease) in accounts payable and other
       liabilities.........................................    10,188         (79)       (228)
                                                             --------    --------    --------
       NET CASH PROVIDED BY (USED IN) OPERATING
          ACTIVITIES.......................................     4,770      (4,668)     (2,308)
                                                             --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of securities..................................   (27,900)         --          --
  Maturities of securities.................................    27,900         795       1,677
  Proceeds from sale of securities.........................        --       2,414          --
  Net increase in loans receivable.........................      (150)         --          --
                                                             --------    --------    --------
       Net cash provided by investing activities...........      (150)      3,209       1,677
                                                             --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from exercise of options....................       437         296          --
  Net collection of ESOP loan..............................        13          27          24
  Cash contribution to subsidiary..........................   (22,000)     (3,400)         --
  Cash dividends received..................................        --       1,000          --
  Net proceeds from issuance of senior notes...............        --      40,000          --
  Redemption of senior notes...............................        --     (13,500)         --
  Redemption of preferred stock............................        --     (13,500)         --
  Stock offering proceeds, net.............................    27,623
  Cash dividends paid on preferred stock...................        --        (742)         --
                                                             --------    --------    --------
       NET CASH PROVIDED BY FINANCING ACTIVITIES...........     6,073      10,181          24
                                                             --------    --------    --------
  Increase (decrease) in cash..............................    10,693       8,722        (607)
  Cash at beginning of year................................     9,944       1,222       1,829
                                                             --------    --------    --------
  CASH AT END OF YEAR......................................  $ 20,637    $  9,944    $  1,222
                                                             ========    ========    ========
  NON-CASH INVESTING AND FINANCING ITEMS
     Net change in unrealized gain (loss) on
       available-for-sale securities.......................  $     (6)   $     19    $    (25)
     Accrued dividends on preferred stock..................        --       2,455       2,437

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998
           (AMOUNTS IN TABLES ARE IN THOUSANDS EXCEPT PER SHARE DATA)

NOTE Q -- QUARTERLY INFORMATION (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                  ---------------------------------------------------
                                                  MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                  ---------   --------   -------------   ------------
YEAR ENDED DECEMBER 31, 1998
Interest revenues..............................    $21,994    $25,097       $28,924        $30,977
Interest costs.................................     12,918     14,497        16,622         17,837
                                                   -------    -------       -------        -------
Net interest income............................      9,076     10,600        12,302         13,140
Provision for credit losses....................      1,485      1,750         1,950          1,950
                                                   -------    -------       -------        -------
Net interest income after provision for credit
  losses.......................................      7,591      8,850        10,352         11,190
NONINTEREST REVENUES, NET
  Operating....................................        709      1,460         1,372          1,105
  Gain/loss on sale of securities..............         --         --            10             --
  Other non-operating..........................          4         (8)          (20)           (10)
                                                   -------    -------       -------        -------
Total noninterest revenue, net.................        713      1,452         1,362          1,095
NONINTEREST EXPENSES
  Operating costs..............................      6,280      6,791         7,240          8,491
  (Income) loss from real estate operations,
     net.......................................       (333)    (1,031)         (616)            71
                                                   -------    -------       -------        -------
Total noninterest expenses.....................      5,947      5,760         6,624          8,562
Earnings before income taxes and extraordinary
  item.........................................      2,357      4,542         5,090          3,723
Income tax expense.............................       (524)    (1,370)       (1,632)        (1,148)
                                                   -------    -------       -------        -------
Earnings before extraordinary item.............      1,833      3,172         3,458          2,575
Extraordinary item.............................         --         --            --             --
                                                   -------    -------       -------        -------
NET EARNINGS...................................    $ 1,833    $ 3,172       $ 3,458        $ 2,575
                                                   =======    =======       =======        =======
Net earnings available for Common..............    $ 1,833    $ 3,172       $ 3,458        $ 2,575
                                                   =======    =======       =======        =======
Basic earnings per share before extraordinary
  item.........................................    $  0.58    $  1.00       $  0.67        $  0.50
                                                   =======    =======       =======        =======
Basic earnings per share.......................    $  0.58    $  1.00       $  0.67        $  0.50
                                                   =======    =======       =======        =======
Diluted earnings per share before extraordinary
  item.........................................    $  0.32    $  0.56       $  0.45        $  0.33
                                                   =======    =======       =======        =======
Diluted earnings, per share....................    $  0.32    $  0.56       $  0.45        $  0.33
                                                   =======    =======       =======        =======
Weighted average basic shares outstanding......      3,157      3,168         5,189          5,190
                                                   =======    =======       =======        =======
Weighted average diluted shares outstanding....      5,681      5,663         7,732          7,692
                                                   =======    =======       =======        =======

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998
           (AMOUNTS IN TABLES ARE IN THOUSANDS EXCEPT PER SHARE DATA)

NOTE Q -- QUARTERLY INFORMATION (UNAUDITED) - CONTINUED

                                                                  THREE MONTHS ENDED
                                                  ---------------------------------------------------
                                                  MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                  ---------   --------   -------------   ------------
YEAR ENDED DECEMBER 31, 1997
Interest revenues...............................   $17,007    $18,748       $19,382        $20,479
Interest costs..................................    10,155     10,826        11,275         11,569
                                                   -------    -------       -------        -------
Net interest income.............................     6,852      7,922         8,107          8,910
Provision for credit losses.....................     1,220      1,019         1,500          1,398
                                                   -------    -------       -------        -------
Net interest income after provision for credit
  losses........................................     5,632      6,903         6,607          7,512
NONINTEREST REVENUES, NET
  Operating.....................................       732        832         1,126            909
  Loss on sale of securities....................        --        (10)           (1)            --
  Other non-operating...........................       (13)        10           220           (105)
                                                   -------    -------       -------        -------
Total noninterest revenues, net.................       719        832         1,345            804
NONINTEREST EXPENSES
  Operating costs...............................     5,424      5,244         5,202          6,139
  Loss (income) from real estate operations,
     net........................................       260          2          (489)            (2)
                                                   -------    -------       -------        -------
Total noninterest expenses......................     5,684      5,246         4,713          6,137
Earnings before income taxes and extraordinary
  item..........................................       667      2,489         3,239          2,179
Income tax benefit (expense)....................       692        935           (25)           975
                                                   -------    -------       -------        -------
Earnings before extraordinary item..............     1,359      3,424         3,214          3,154
Extraordinary item..............................        --         --            --         (1,534)
                                                   -------    -------       -------        -------
NET EARNINGS....................................   $ 1,359    $ 3,424       $ 3,214        $ 1,620
                                                   =======    =======       =======        =======
Net earnings (loss) available for Common........   $   750    $ 2,815       $ 2,606        $  (914)
                                                   =======    =======       =======        =======
Basic earnings per share before extraordinary
  item..........................................   $  0.29    $  1.02       $  0.85        $  0.20
                                                   =======    =======       =======        =======
Basic earnings (loss) per share.................   $  0.29    $  1.02       $  0.85        $ (0.30)
                                                   =======    =======       =======        =======
Diluted earnings per share before extraordinary
  item..........................................   $  0.16    $  0.57       $  0.47        $  0.11
                                                   =======    =======       =======        =======
Diluted earnings, (loss) per share..............   $  0.16    $  0.57       $  0.47        $ (0.16)
                                                   =======    =======       =======        =======
Weighted average shares outstanding.............     4,794      4,959         5,507          5,622
                                                   =======    =======       =======        =======

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                  (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE R -- CONSOLIDATING SCHEDULES

                                             HAWTHORNE     HAWTHORNE
                                              SAVINGS      FINANCIAL    ELIMINATIONS    CONSOLIDATED
                                             ----------    ---------    ------------    ------------
ASSETS
Cash and cash equivalents..................  $   45,449    $ 20,637      $ (20,637)      $   45,449
Investment in subsidiary...................          --     108,673       (108,673)              --
Loans receivable, net......................   1,326,653         150            (12)       1,326,791
Real estate owned, net.....................       4,070          --             --            4,070
Accrued interest receivable................       8,424          --             --            8,424
FHLB stock.................................      13,554          --             --           13,554
Office property and equipment..............       6,513          --             --            6,513
Other assets...............................      15,437       2,184         (9,988)           7,633
                                             ----------    --------      ---------       ----------
TOTAL ASSETS...............................  $1,420,100    $131,644      $(139,310)      $1,412,434
                                             ==========    ========      =========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Deposits.................................  $1,040,087    $     --      $ (20,637)      $1,019,450
  Borrowings...............................     264,000          --             --          264,000
  Accounts payable and other liabilities...       7,340      10,220        (10,000)           7,560
  Senior debt..............................          --      40,000             --           40,000
                                             ----------    --------      ---------       ----------
TOTAL LIABILITIES..........................   1,311,427      50,220        (30,637)       1,331,010
STOCKHOLDERS' EQUITY
  Capital stock............................         150          52           (150)              52
  Capital in excess of par value -- common
     stock.................................      46,165      40,349        (46,165)          40,349
  Retained earnings........................      62,358      41,150        (62,358)          41,150
  Less
     Treasury stock........................          --         (48)            --              (48)
     Loan to Bank ESOP.....................          --         (79)            --              (79)
                                             ----------    --------      ---------       ----------
TOTAL STOCKHOLDERS' EQUITY.................     108,673      81,424       (108,673)          81,424
                                             ----------    --------      ---------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY...................................  $1,420,100    $131,644      $(139,310)      $1,412,434
                                             ==========    ========      =========       ==========

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                  (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE R -- CONSOLIDATING SCHEDULES - CONTINUED

                                               HAWTHORNE    HAWTHORNE
                                                SAVINGS     FINANCIAL    ELIMINATIONS    CONSOLIDATED
                                               ---------    ---------    ------------    ------------
YEAR ENDED DECEMBER 31, 1998
INTEREST REVENUES
  Loans......................................  $102,212      $    --       $      1        $102,213
  Investments................................     4,293          571            (85)          4,779
                                               --------      -------       --------        --------
                                                106,505          571            (84)        106,992
INTEREST COSTS
  Deposits...................................    47,727           --            (85)         47,642
  Borrowings.................................     9,232           --             --           9,232
  Senior notes...............................        --        5,000             --           5,000
                                               --------      -------       --------        --------
                                                 56,959        5,000            (85)         61,874
                                               --------      -------       --------        --------
NET INTEREST INCOME..........................    49,546       (4,429)             1          45,118
Loan provision for credit losses.............     7,135           --             --           7,135
                                               --------      -------       --------        --------
Net interest income after provision for
  credit losses..............................    42,411       (4,429)             1          37,983
NONINTEREST REVENUES, NET
  Operating..................................     4,796           --           (150)          4,646
  Other non-operating........................       (24)           1             (1)            (24)
                                               --------      -------       --------        --------
TOTAL NONINTEREST REVENUES, NET..............     4,772            1           (151)          4,622
NONINTEREST EXPENSES
  Employee...................................    14,414           --             --          14,414
  Operating..................................     5,020        1,307           (150)          6,177
  Occupancy..................................     3,404           --             --           3,404
  Technology.................................     2,117           --             --           2,117
  Professional...............................     1,738           --             --           1,738
  SAIF Premium and OTS assessment............       952           --             --             952
                                               --------      -------       --------        --------
TOTAL NONINTEREST EXPENSE....................    27,645        1,307           (150)         28,802
Income from real estate operations, net......    (1,909)          --             --          (1,909)
                                               --------      -------       --------        --------
Total noninterest expenses...................    25,736        1,307           (150)         26,893
                                               --------      -------       --------        --------
Earnings before income taxes, equity in
  subsidiary, and extraordinary item.........    21,447       (5,735)            --          15,712
Income tax benefit...........................    (4,674)          --             --          (4,674)
                                               --------      -------       --------        --------
Income before equity in subsidiary and
  extraordinary item.........................    16,773       (5,735)            --          11,038
Equity in subsidiary.........................        --       16,773        (16,773)             --
                                               --------      -------       --------        --------
NET EARNINGS.................................  $ 16,773      $11,038       $(16,773)       $ 11,038
                                               ========      =======       ========        ========