Form 10-Q
period 1999-03-31
HAWTHORNE FINANCIAL CORP
filed 1999-05-14
CIK 46267

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549



                                    FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended March 31, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to ________________


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

                                 Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: The Registrant had 5,288,113 shares of Common Stock, $0.01 par value per share outstanding, as of April 30, 1999.


================================================================================

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                                FORM 10-Q INDEX

                      FOR THE QUARTER ENDED MARCH 31, 1999


                         PART I - FINANCIAL INFORMATION                        Page
                                                                               ----

ITEM 1.    Financial Statements

           Consolidated Statements of Financial Condition
           at March 31, 1999 and December 31, 1998                               3

           Consolidated Statements of Operations
           for the Three Months Ended March 31, 1999 and 1998                    4

           Consolidated Statement of Stockholders' Equity
           for the Three Months Ended March 31, 1999                             5

           Consolidated Statements of Cash Flows
           for the Three Months Ended March 31, 1999 and 1998                    6

           Notes to Consolidated Financial Statements                            8

ITEM 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                            11

ITEM 3.    Quantitative and Qualitative Disclosure About Market Risk            30

                    PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings                                                    31

ITEM 2.    Changes in Securities                                                31

ITEM 3.    Defaults upon Senior Securities                                      31

ITEM 4.    Submission of Matters to a Vote of Security Holders                  31

ITEM 5.    Other Information                                                    31

ITEM 6.    Exhibits and Reports on Form 8-K                                     31


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

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                  (DOLLARS ARE IN THOUSANDS, EXCEPT SHARE DATA)


                                                                         MARCH 31,        DECEMBER 31,
                                                                            1999             1998
                                                                        -----------       -----------

ASSETS

Cash and cash equivalents                                               $   118,407       $    45,449
Loans receivable (net of allowance for estimated credit losses
  of $19,958 in 1999 and $17,111 in 1998)                                 1,359,964         1,326,791

Real estate owned (net of allowance for estimated losses
  of $90 in 1999 and $45 in 1998)                                               713             4,070
Investment in capital stock of Federal Home Loan Bank - at cost              17,408            13,554
Office property and equipment - at cost, net                                  6,308             6,513
Accrued interest receivable                                                   8,534             8,424
Other assets                                                                  5,838             7,633
                                                                        -----------       -----------
    TOTAL ASSETS                                                        $ 1,517,172       $ 1,412,434
                                                                        ===========       ===========



LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities
    Deposits                                                            $ 1,038,601       $ 1,019,450
    FHLB advances                                                           344,000           264,000
    Senior notes                                                             40,000            40,000
    Accounts payable and other liabilities                                    9,839             7,560
                                                                        -----------       -----------
    TOTAL LIABILITIES                                                     1,432,440         1,331,010

Stockholders' Equity
  Preferred stock - $0.01 par value; authorized 10,000,000 shares;
     none issued and outstanding                                                 --                --
  Common stock - $0.01 par value; authorized 20,000,000
     shares; issued 5,273,113 shares in 1999 and
     5,194,996 shares in 1998                                                    53                52
  Capital in excess of par value - common stock                              40,684            40,349
  Retained earnings                                                          44,122            41,150
                                                                        -----------       -----------
                                                                             84,859            81,551

Less
  Treasury stock, at cost - 5,400 shares                                        (48)              (48)
  Loan to Employee Stock Ownership Plan                                         (79)              (79)
                                                                        -----------       -----------
     TOTAL STOCKHOLDERS' EQUITY                                              84,732            81,424
                                                                        -----------       -----------
     Total Liabilities and Stockholders' Equity                         $ 1,517,172       $ 1,412,434
                                                                        ===========       ===========




          See accompanying Notes to Consolidated Financial Statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               (AMOUNTS ARE IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                    --------------------
                                                                      1999         1998
                                                                    -------      -------
INTEREST REVENUES
    Loans, net of nonaccrual income                                 $31,001      $21,161
    Cash and investment securities                                    1,004          833
                                                                    -------      -------
        Total interest revenues                                      32,005       21,994
                                                                    -------      -------

INTEREST COSTS
    Deposits                                                         12,425       10,737
    FHLB advances                                                     3,860          917
    Senior notes                                                      1,250        1,264
                                                                    -------      -------
        Total interest costs                                         17,535       12,918
                                                                    -------      -------

NET INTEREST INCOME                                                  14,470        9,076
PROVISION FOR ESTIMATED CREDIT LOSSES ON LOANS                        3,000        1,485
                                                                    -------      -------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES ON LOANS       11,470        7,591
                                                                    -------      -------

NONINTEREST REVENUES
   Loan related fees                                                  1,754          458
   Other                                                                214          255
                                                                    -------      -------
         TOTAL NONINTEREST REVENUES                                   1,968          713
                                                                    -------      -------

NONINTEREST EXPENSES
   General and administrative expenses
     Employee                                                         4,165        3,263
     Operating                                                        1,540        1,269
     Occupancy                                                          993          757
     Technology                                                         560          462
     Professional                                                       320          304
     SAIF premiums and OTS assessments                                  299          225
                                                                    -------      -------
        Total general and administrative expenses                     7,877        6,280
                                                                    -------      -------

   Income from real estate operations, net                              434          333
   Other non-operating expense                                          911           --
                                                                    -------      -------

        Total noninterest expenses                                    8,354        5,947
                                                                    -------      -------

NET EARNINGS BEFORE INCOME TAXES                                      5,084        2,357
INCOME TAX PROVISION                                                  2,112          524
                                                                    -------      -------

NET EARNINGS  (NOTE 3)                                              $ 2,972      $ 1,833
                                                                    =======      =======

BASIC EARNINGS PER SHARE (NOTE 3)                                   $  0.57      $  0.58
                                                                    =======      =======

DILUTED EARNINGS PER SHARE (NOTE 3)                                 $  0.38      $  0.32
                                                                    =======      =======

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING (NOTE 3)                    5,224        3,157
                                                                    =======      =======

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING (NOTE 3)                  7,732        5,681
                                                                    =======      =======



          See accompanying Notes to Consolidated Financial Statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                           (AMOUNTS ARE IN THOUSANDS)



                                                                                   COMPREHENSIVE
                                                                                      INCOME
                                                                                   -------------
                                          BALANCE AT      EXERCISED                                               BALANCE AT
                                          DECEMBER 31,    STOCK         EXERCISED       NET                        MARCH 31,
                                             1998         OPTIONS       WARRANTS      EARNINGS       OTHER           1999
                                          -----------     --------      --------      --------      --------       --------

Number of common shares                       5,195             69             9            --            --          5,273
                                           ========       ========      ========      ========      ========       ========

Common stock                               $     52       $      1      $     --      $     --      $     --       $     53
Capital in excess of par value-
   common stock                              40,349            348            19            --           (32)        40,684
Retained earnings                            41,150             --            --         2,972            --         44,122
Treasury stock                                  (48)            --            --            --            --            (48)
Loan to employee stock ownership plan           (79)            --            --            --            --            (79)
                                           --------       --------      --------      --------      --------       --------
Total stockholders' equity                 $ 81,424       $    349      $     19      $  2,972      $    (32)      $ 84,732
                                           ========       ========      ========      ========      ========       ========



See accompanying Notes to Consolidated Financial Statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (DOLLARS ARE IN THOUSANDS)


                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                        -------------------------
                                                          1999            1998
                                                        ---------       ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                          $   2,972       $   1,833
  Adjustments
    Provision for income taxes                              2,112             524
    Provision for estimated credit losses on loans          3,000           1,485
    Provision for estimated credit losses on real
       estate owned                                            45              15
    Net recoveries from sales of real estate owned           (557)           (299)
    Net gain from sale of other assets                         --              (4)
    Loan fee and discount accretion                        (1,557)         (1,364)
    Depreciation and amortization                             628             401
    FHLB dividends                                           (197)           (105)
    Increase in accrued interest receivable                  (110)           (937)
    Other assets                                             (418)            226
    Decrease in other liabilities                           2,278           2,131

                                                        ---------       ---------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                 8,196           3,906
                                                        ---------       ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
  Investment securities
      Purchases                                                --              (8)
  Loans
      New loans funded                                    (64,722)       (102,431)
      Construction disbursements                          (97,585)        (61,551)
      Payoffs                                             115,895          62,470
      Principal amortization and paydowns                   7,937           5,502
      Lines of credit activity, net                         3,994         (17,818)
      Other, net                                            1,176           1,580
  Real estate owned
      Sale proceeds                                         2,579           3,575
      Capitalized costs                                       (21)           (253)
      Other, net                                               --              59
  Purchase of FHLB stock                                   (3,657)             --
  Office property and equipment
      Sale proceeds                                             3               4
      Additions                                              (356)           (765)
                                                        ---------       ---------

  NET CASH USED IN INVESTING ACTIVITIES                   (34,757)       (109,636)
                                                        ---------       ---------




See accompanying Notes to Consolidated Financial Statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (DOLLARS ARE IN THOUSANDS)


                                                                              THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                          -------------------------
                                                                            1999            1998
                                                                          ---------       ---------
NET CASH FLOWS FROM FINANCING ACTIVITIES
    Deposit activity, net                                                 $  19,151       $  49,369
    New FHLB advances                                                        80,000          65,000
    Net proceeds from exercise of stock options and warrants                    368             369
    Collection of ESOP loan                                                      --               8
                                                                          ---------       ---------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                99,519         114,746
                                                                          ---------       ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                        72,958           9,016

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                                     45,449          51,620
                                                                          ---------       ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                                        $ 118,407       $  60,636
                                                                          =========       =========

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
     CASH PAID DURING THE PERIOD FOR:
        Interest                                                          $  16,043       $  11,202
        Income taxes                                                            225              54

     NON-CASH INVESTING AND FINANCING ACTIVITIES
       Real estate acquired in settlement of loans                              293           1,770
       Loans originated to finance sales of real estate owned                 1,500           1,612
       Loans originated to refinance existing Bank loans                     17,926          14,367

     LOAN ACTIVITY
       Total commitments                                                  $ 154,975       $ 192,976
        Less:
             Change in undisbursed funds on construction commitments          8,936         (19,140)
             Loans originated to finance sales of real estate owned          (1,500)         (1,612)
             Undisbursed portion of new lines of credit                        (104)             --
             New lines of credit                                                 --          (8,242)
                                                                          ---------       ---------
        Net construction disbursements and loans funded                   $ 162,307       $ 163,982
                                                                          =========       =========


See accompanying Notes to Consolidated Financial Statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1999
           (amounts in tables are in thousands, except per share data)


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

           The consolidated financial statements include the accounts of Hawthorne Financial Corporation and its wholly-owned subsidiary, Hawthorne Savings, F.S.B. ("Bank"), which are collectively referred to herein as the "Company". All material intercompany transactions and accounts have been eliminated.

           In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1999 and December 31, 1998, and the results of its operations and its cash flows for the three months ended March 31, 1999 and 1998. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 1999.

           Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

           The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 2 - RECLASSIFICATION

           Certain amounts in the 1998 consolidated financial statements have been reclassified, where practicable, to conform with classifications in 1999.

NOTE 3 - BOOK VALUE AND EARNINGS PER SHARE

           The table below sets forth the Company's earnings per share calculations for the three months ending March 31, 1999 and 1998. In the table below, "Warrants" refers to the Warrants issued by the Company in December 1995, which are currently exercisable and which expire December 11, 2005, and "Options" refers to stock options previously granted to employees of the Company and which were outstanding at each measurement date.

           On July 10, 1998, the Company completed an offering of 2,012,500 of its common shares at a price of $15.00 per share, realizing net proceeds (after offering costs) of approximately $27.6 million. As a result of this offering, the exercise price of the Company's Warrants was reduced to $2.128 and the number of shares of Common Stock purchasable upon the exercise of the Warrants was increased to 2,512,188.

NOTE 3 - BOOK VALUE AND EARNINGS PER SHARE - continued (amounts in tables are in thousands, except per share data)

                                   THREE MONTHS ENDED
                                        MARCH 31,
                                 ---------------------
                                  1999          1998
                                 -------       -------

Average Shares Outstanding
   Basic                           5,224         3,157
   Warrants                        2,503         2,376
   Options(1)                        617           655
   Less Treasury shares(2)          (612)         (507)
                                 -------       -------
   Diluted                         7,732         5,681
                                 =======       =======

NET EARNINGS FOR THE PERIOD      $ 2,972       $ 1,833
                                 =======       =======

BASIC EARNINGS PER SHARE         $  0.57       $  0.58
                                 =======       =======

DILUTED EARNINGS PER SHARE       $  0.38       $  0.32
                                 =======       =======

                                          MARCH 31,
                                   -----------------------
                                     1999           1998
                                   --------       --------
PERIOD-END SHARES OUTSTANDING
   Basic                              5,268          3,164
   Warrants                           2,503          2,376
   Options(3)                           513            648
   Less Treasury shares(2)             (567)          (513)
                                   --------       --------
   Diluted                            7,717          5,675
                                   ========       ========

STOCKHOLDERS' EQUITY               $ 84,732       $ 44,529
                                   ========       ========

BASIC BOOK VALUE PER SHARE         $  16.08       $  14.07
                                   ========       ========

DILUTED BOOK VALUE PER SHARE       $  10.98       $   7.85
                                   ========       ========

--------------
(1) Does not include 210,000 options outstanding at March 31, 1999 for which the exercise price exceeded the average market price of the Company's common stock during the period.

(2) Under the Diluted Method, it is assumed that the Company will use proceeds from the proforma exercise of the Warrants and Options to acquire actual shares currently outstanding, thus increasing Treasury shares. In this calculation, Treasury shares were assumed to be repurchased at the average closing stock price for the respective period.

(3) Does not include 210,000 options outstanding at March 31, 1999 for which the exercise price exceeded the average market price of the Company's common stock at period end.



NOTE 4 - COMMITMENTS AND CONTINGENCIES


           The Bank is a defendant in an action entitled Takaki vs. Hawthorne Savings and Loan Association, filed in the Superior Court of the State of California, Los Angeles, as Case No. YC021815. The plaintiffs were owners of real property which they sold in early 1992 to a third party. The Bank provided escrow services in connection with the transaction. A substantial portion of the consideration paid to the plaintiffs took the form of a deed of trust secured by another property then owned by an affiliate of the purchaser. The value of the collateral securing this deed of trust ultimately proved to be inadequate. The plaintiffs alleged that the Bank knew, or should have known, that the security that the plaintiffs received as sellers was inadequate and should have so advised them. In June 1997, a jury found for the plaintiffs and awarded compensatory and punitive damages totaling $9.1 million. In July 1997, the trial judge reduced the combined award to $3.3 million. The plaintiffs accepted the reduced judgment. The Bank filed a notice of appeal from the judgment and posted an Appeal Bond with the Court to stay plaintiffs' enforcement of the judgment pending the Appellate Court's decision. In July, 1998, the Appellate Court remanded the case to the Superior Court with directions to dismiss the fraudulent concealment, misrepresentation and punitive damages claims and to conduct a new trial pertaining solely to damages arising from negligence, in particular to determine whether any negligence of the Bank contributed to the plaintiffs' injury and, if so, to apportion liability for negligence between the Bank and the plaintiffs. On March 30, 1999, the jury returned a verdict in favor of the plaintiffs in the amount of $2.6 million. The Bank intends to file a notice of appeal from this judgment. The Bank believes that there is a substantial likelihood that its position will ultimately be upheld on retrial and, accordingly, that no amounts having a materially adverse effect on the Bank's financial condition or results of operations will be paid by the Bank to the plaintiffs in this matter. There can be no assurances that this will be the case, however.

           In the first quarter of 1999, the Company settled two matters involving real property sold by the Company to third parties following the Company's acquisition of the properties through completed foreclosure prior to 1992. In each of these matters, the Company was alleged to have sold the properties with known construction defects which were not adequately disclosed to the purchasers. In the aggregate, these settlements involved the payment by the Company of a total of $0.6 million.

           The Company is involved in a variety of other litigation matters. In the opinion of management, none of these cases will have a materially adverse effect on the Bank's or the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

           The Company earned $3.0 million, or $0.38 per diluted share, for the quarter ended March 31, 1999, which represented a 66.7% increase over the net earnings of $1.8 million, or $0.32 per diluted share, for the first quarter of 1998.

Core Business Activity

           The Company originates real estate-secured loans throughout Southern California, generally consisting of permanent loans collateralized by one to four unit residential property, permanent and construction loans secured by multi-family residential and commercial real estate, and loans for the construction of individual and tracts of single family residential homes and the acquisition and development of land for the construction of such homes. The Company funds its loans predominately with retail deposits and, to a lesser extent, with advances from the Federal Home Loan Bank of San Francisco ("FHLB").

           The Company's consolidated capital structure has changed significantly during the past three years, initially as a result of its recapitalization in December 1995, and then again in December 1997, due to its successful refinancing of the securities issued in the 1995 recapitalization through the sale of senior notes ("Senior Notes"). In July 1998, the Company completed a public offering of approximately 2.0 million of its common shares, which raised approximately $27.6 million of net proceeds. In addition to these positive changes to the Company's capital structure, the Company returned to taxable status during 1998, following several years in which it realized substantial income tax benefits from utilization of accumulated operating loss carryforwards. Together, these factors make meaningful comparisons of consolidated operating results, and related per share amounts, between the 1999 and 1998 periods somewhat difficult.

           Because of the significant changes to the Company's capital structure and taxable status, management believes that pretax core earnings ("Bank Core Earnings") are the most useful measure of the Company's underlying operating and earnings performance. Bank Core Earnings are earnings before interest on parent company debt, income taxes, real estate operations and non-operating items. For the first quarter of 1999, Bank Core Earnings were $6.8 million, more than double the $3.3 million of Bank Core Earnings produced during the first quarter of 1998.

           The table below isolates the principal components of the Bank's Core Earnings and the Company's net earnings for the periods indicated (dollars are in thousands).

                                                                               THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                              --------------------
                                                                                1999         1998
                                                                              -------      -------
Net interest income                                                           $15,720      $10,340
Less provision for estimated credit losses on loans                             3,000        1,485
                                                                              -------      -------

Net interest income after provision for estimated credit losses on loans       12,720        8,855
Noninterest revenues                                                            1,968          713
Less general and administrative costs                                           7,877        6,280
                                                                              -------      -------

BANK CORE EARNINGS                                                              6,811        3,288
                                                                              -------      -------
Income from real estate operations, net                                           434          333

Other expenses
   Other non-operating expenses, net                                              911           --
   Interest cost on Senior Notes                                                1,250        1,264
                                                                              -------      -------
Total other expenses, net                                                       2,161        1,264
                                                                              -------      -------

PRETAX EARNINGS                                                                 5,084        2,357
Income tax provision                                                            2,112          524
                                                                              -------      -------
NET EARNINGS                                                                  $ 2,972      $ 1,833
                                                                              =======      =======


           The Bank's net interest income increased 52.4% during the first quarter of 1999, to $15.7 million, from the $10.3 million of net interest income generated during the first quarter of 1998. This growth in net interest income resulted from a commensurate increase in the Bank's average interest-earning assets, which rose to $1.4 billion during the three months ended March 31, 1999, from $953.4 million during the three months ended March 31, 1998. Because the Company has contributed substantially all of the net proceeds raised during 1998 from its sale of common stock, the Company and the Bank will not have excess capital during 1999 to the same extent excess capital was available during 1998. Accordingly, management does not expect that growth in the Company's assets will approach the percentage growth achieved during 1998, absent the issuance of additional debt or equity securities by the Company or the Bank. The Company and the Bank have no present intention of issuing debt or equity securities in 1999.


           Noninterest revenues were $2.0 million during the first quarter of 1999, as compared with $0.7 million during the three months ended March 31, 1998. The year-over-year increase in noninterest revenues results primarily from the Company's receipt of exit and release fees and prepayment penalties in connection with loans repaid during the quarter.

           General and administrative expenses were $7.9 million during the three months ended March 31, 1999, a 25.4% increase over operating expenses of $6.3 million incurred during the first quarter of 1998. The growth in operating expenses during the first quarter of 1999, as compared with the same quarter in 1998, resulted from significant increases to staff, in particular in the Company's lending and technology groups, to accommodate the significant expansion in each of the Company's lending businesses and in anticipation of the Company's now-completed technology platform conversion. Occupancy and operating expenses also increased year-over-year, as a direct consequence of the growth in staff.

           During the three months ended March 31, 1999, the Company settled two matters involving real estate owned, sold by the Company to third parties prior to 1992. In each of these matters, the Company was alleged to have sold the properties with known construction defects which were not adequately disclosed to the purchasers. In the aggregate, these settlements involved the payment by the Company of a total of $0.6 million, which is included with other non-operating expense. Also during the first quarter of 1999, the Company accrued for the estimated remaining cost ($0.3 million) of a long-term lease in connection with one of its former branch offices, which management determined was no longer part of the Company's operating plant.

INCOME TAXES

           During the first quarter of 1999, the Company's effective tax rate was 41.5%. During the first quarter of 1998, the Company's effective tax rate was 22.2%, which reflected continued utilization of accumulated income tax benefits, principally tax loss carryforwards. Such accumulated income tax benefits were fully utilized by December 31, 1998.

PARENT COMPANY ITEMS

           In July 1998, the Company completed an offering of approximately 2.0 million of its common shares, realizing net proceeds (after offering costs) of approximately $27.6 million. Through March 31, 1999, the Company had contributed $22.5 million of these net proceeds to the Bank and had made its December 1998 semi-annual interest payment of approximately $2.5 million on its Senior Notes. Accordingly, approximately $2.6 million of the offering proceeds remained with the Company at March 31, 1999, which are expected to be utilized to make the June 1999 semi-annual interest payment of approximately $2.5 million on its Senior Notes. Thereafter, the Company will rely upon dividends from the Bank for its payment of interest on the Senior Notes.



RESULTS OF OPERATIONS

NET INTEREST INCOME

           The operations of the Company are substantially dependent on its net interest income, which is the difference between the interest income received from its interest-earning assets and the interest expense paid on its interest-bearing liabilities. The Company's net interest margin is its net interest income divided by its average interest-earning assets. Net interest income and net interest margin are affected by several factors, including (1) the level of, and the relationship between, the dollar amount of interest-earning assets and interest-bearing liabilities, (2) the relationship between the repricing or maturity of the Company's adjustable-rate and fixed-rate loans and short-term investment securities and its deposits and borrowings, and (3) the magnitude of the Company's noninterest-earning assets, including nonaccrual loans and real estate owned ("REO").

           During the first quarter of 1999, the Bank's net interest margin rose slightly to 4.37% from its effective interest margin of 4.34% realized during the first quarter of 1998. During the first quarter of 1999, the Company received, and recorded as revenue, approximately $1.5 million of interest in connection with several loans previously on non-accrual status which were repaid in full during the quarter. Adjusted for this non-recurring revenue, the Bank's interest margin for the first quarter of 1999, was 3.92%. This tempering of the Bank's recurring effective interest margin resulted from a decline in the yield earned on the Bank's loans, which are predominantly adjustable-rate and priced off of market-sensitive indices (e.g., Prime Rate, One-year CMT, Six-month LIBOR), which was occasioned by the sharp drop in market interest rates since the middle of 1998. The lower yield on the Bank's loans was partially offset by a decline in the Bank's funding costs, which averaged 5.02% during the first quarter of 1999, as compared with 5.29% during the first quarter of 1998.

           The following table sets forth the Company's average balance sheets, and the related weighted average yields and costs on average interest-earning assets (inclusive of nonaccrual loans) and interest-bearing liabilities, for the three months ended March 31, 1999 and 1998. In the tables, interest revenues are net of interest associated with nonaccrual loans (dollars are in thousands).

                                                                            THREE MONTHS ENDED
                                          ----------------------------------------------------------------------------------------
                                                        MARCH 31, 1999                              MARCH 31, 1998
                                          ------------------------------------------  --------------------------------------------
                                                                          WEIGHTED                                     WEIGHTED
                                            AVERAGE        REVENUES/      AVERAGE        AVERAGE        REVENUES/      AVERAGE
                                            BALANCE          COSTS       YIELD/COST      BALANCE          COSTS       YIELD/COST
                                          ------------  -------------  -------------  -------------   -------------  -------------

ASSETS
Interest-earning assets
 Loans(1)(2)                              $1,354,383      $31,001          9.16%        $892,060        $21,161         9.49%
 Cash and cash equivalents                    68,136          807          4.74%          53,506            720         5.38%
 Investment securities                            --           --            --%             574              8         5.57%
 Investment in capital stock of
  Federal Home Loan Bank                      15,255          197          5.17%           7,251            105         5.79%
                                          ----------      -------                       --------        -------
  Total interest-earning assets            1,437,774       32,005          8.90%         953.391         21,994         9.23%
                                                          -------         -----                         -------        -----
Noninterest-earning assets                    15,762                                      23,902
                                          ----------                                    --------
Total assets                              $1,453,536                                    $977,293
                                          ==========                                    ========

LIABILITIES AND STOCKHOLDER'S EQUITY
Interest-bearing liabilities
 Deposits                                 $1,015,919       12,425          4.96%        $819,886         10,737         5.31%
 FHLB advances                               300,444        3,860          5.14%          63,988            917         5.81%
 Senior notes                                 40,000        1,250         12.50%          40,000          1,264        12.64%
                                          ----------      -------                       --------        -------
  Total interest-bearing liabilities       1,356,363       17,535          5.24%         923,874         12,918         5.67%
                                                          -------         -----                         -------        -----
Noninterest-bearing liabilities               14,730                                      10,026
Stockholders' equity                          82,443                                      43,393
                                          ----------                                    --------
Total liabilities and
 stockholders' equity                      1,453,536                                    $977,293
                                          ==========                                    ========
Net interest income                                      $14,470                                        $ 9,076
                                                         =======                                        =======
INTEREST RATE SPREAD                                                       3.66%                                        3.56%
                                                                          =====                                        =====
NET INTEREST MARGIN INCLUDING
 SENIOR NOTES                                                              4.03%                                        3.81%
                                                                          =====                                        =====
NET INTEREST MARGIN EXCLUDING
 SENIOR NOTES                                                              4.37%                                        4.34%
                                                                          =====                                        =====

-------------

(1) Includes nonaccrual loans of $42.1 million and $21.4 million for the three months ended March 31, 1999 and March 31, 1998, respectively.

(2) Includes amortization of loan fees and discounts of $1.6 million and $1.4 million for the three months ended March 31, 1999 and March 31, 1998, respectively.

           The following table sets forth the dollar amount of changes in interest revenues and interest costs attributable to changes in the balances of interest-earning assets and interest-bearing liabilities, and changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to
(1) changes in volume (i.e., changes in volume multiplied by old rate), (2) changes in rate (i.e., changes in rate multiplied by old volume) and (3) changes attributable to both rate and volume (dollars are in thousands).

                                             THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                               INCREASE (DECREASE) DUE TO CHANGE IN
                                       -----------------------------------------------------
                                                                     RATE AND         NET
                                        VOLUME          RATE          VOLUME         CHANGE
                                       --------       --------       --------       --------
Interest Revenues
   Loans                               $ 10,967       $   (742)      $   (385)      $  9,840
   Cash and cash equivalents                197            (86)           (24)            87
   Investment securities                     (8)            --             --             (8)
   Investment in capital stock of
     Federal Home Loan Bank                 116            (11)           (13)            92
                                       --------       --------       --------       --------
                                         11,272           (839)          (422)        10,011
                                       --------       --------       --------       --------

INTEREST COSTS
   Deposits                               2,568           (710)          (170)         1,688
   FHLB Advances                          3,389            (95)          (351)         2,943
   Senior notes                              --            (14)            --            (14)
                                       --------       --------       --------       --------
                                          5,957           (819)          (521)         4,617
                                       --------       --------       --------       --------

INCREASE IN NET INTEREST INCOME        $  5,315       $    (20)      $     99       $  5,394
                                       ========       ========       ========       ========

           The Company's interest revenues increased by $10.0 million, or 45.5%, during the first three months of 1999 as compared to the same period in 1998. This increase was primarily attributable to an increase in the average balance of loans outstanding, which was partially offset by a decrease in the weighted average yield earned thereon.

           Interest costs increased by $4.6 million, or 35.7%, during the first three months of 1999, as compared to the same period during 1998, primarily due to an increase in the average balances of the Company's deposits and borrowings, which was partially offset by a decrease in the weighted average rates paid on the Company's deposits and FHLB advances.

           These changes in interest revenues and interest costs produced an increase of $5.4 million, or 59.4%, in the Company's net interest income during the first quarter of 1999 as compared with the same quarter during 1998. Expressed as a percentage of average interest-earning assets, the Company's effective net interest margin increased to 4.03% during the first quarter of 1999, as compared with the effective net interest margin of 3.81% produced during the first quarter of 1998.

Provisions for Estimated Credit Losses on Loans

           For the three months ended March 31, 1999, the Company recorded provisions for estimated credit losses on loans of $3.0 million, an increase of 100.0% over provisions of $1.5 million recorded during the three months ended March 31, 1998. The sharp increase in the level of loan loss provisioning reflects management's intention to increase the ratio of the Company's general loan loss reserves to 1.50% of net loans by the end of 1999, a level deemed by management to be prudent in view of the significant growth in the Company's loan portfolio since 1997, the relative lack of seasoning of many of the Company's loans, and the significant portion of the Company's loans which are directed at financing real estate development.

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

NONINTEREST REVENUES

           The table below sets forth information concerning the Company's noninterest revenues for the periods indicated (dollars are in thousands).

                                                      THREE MONTHS ENDED MARCH 31,
                                                   ---------------------------------
                                                    1999         1998       CHANGE
                                                   -------      -------      -------
OPERATING
   Loan related fees                               $ 1,754      $   458      $ 1,296
   Other                                               214          251          (37)
                                                   -------      -------      -------
TOTAL NONINTEREST REVENUES - OPERATING               1,968          709        1,259
                                                   -------      -------      -------

NON-OPERATING
   Other, net                                           --            4           (4)
                                                   -------      -------      -------
TOTAL NONINTEREST REVENUES - NON-OPERATING              --            4           (4)
                                                   -------      -------      -------

TOTAL NONINTEREST REVENUES                         $ 1,968      $   713      $ 1,255
                                                   =======      =======      =======

           Loan-related fees primarily consist of fees collected (1) from certain borrowers for the early repayment of their loans, (2) when the Company agrees to extend the maturity of loans (predominantly short-term construction loans, with respect to which extension options are included in the original term of the Company's loan), and (3) in connection with certain loans which contain exit or release fees payable to the Company upon the maturity or repayment of the Company's loan. The significant increase in loan-related fee revenues during the first quarter of 1999, as compared with the first quarter of 1998, was occasioned by the prepayment of a larger number of loans to which prepayment penalties were attached, and the repayment of a small number of loans which possessed exit fees due upon the loans' repayment.

NONINTEREST EXPENSES - GENERAL AND ADMINISTRATIVE EXPENSES

           The table below details the Company's general and administrative expenses for the periods indicated (dollars are in thousands).

                                                   THREE MONTHS ENDED MARCH 31,
                                                  ------------------------------
                                                   1999        1998      CHANGE
                                                  ------      ------      ------
GENERAL AND ADMINISTRATIVE EXPENSES
Employee                                          $4,165      $3,263      $  902
Operating                                          1,540       1,269         271
Occupancy                                            993         757         236
Technology                                           560         462          98
Professional                                         320         304          16
SAIF insurance premiums and OTS assessments          299         225          74
                                                  ------      ------      ------
   TOTAL GENERAL AND ADMINISTRATIVE EXPENSES      $7,877      $6,280      $1,597
                                                  ======      ======      ======


           As the Company's business activities have grown and expanded, additional personnel have been hired into the Company's various business and staff support groups. During the first quarter of 1999, the Company employed an average of 278 full-time equivalents. By comparison, the Company employed an average of 209 full-time equivalents during the first quarter of 1998. The corresponding year-over-year growth in employee-related expenses, which consist primarily of base salaries, incentive compensation and the Company's share of benefit expenses, was substantially less than the growth in the dollar amount of the Company's net interest margin.

           The year-over-year growth in operating and occupancy expenses approximates, and is directly tied to, the growth in the number of full-time equivalents employed by the Company.

           As previously reported, the Company completed the conversion of its computer-based systems to an in-house platform during 1998. This platform conversion was integrated into the Company's overall plan to address Year 2000 data processing issues. To date, the Company has (1) completed its own Year 2000 testing by creating a database that rolled forward systematically until the in-house computer systems processed data into what it believed was early 2000,
(2) established contingency plans that will provide for alternative methods of conducting business for critical functions, (3) completed an extensive review of all of its third party service providers' Year 2000 compliance, and (4) completed its evaluation of the potential Year 2000-related risk associated with certain of its real estate loan collateral. The expense incurred and to be incurred by the Company to ensure Year 2000 compliance is substantially integrated and was included with the expense associated with the now-completed conversion of the Company's technology platform. The Company does not anticipate any material additional expenses in 1999 related to Year 2000 software or hardware. Year 2000 testing occurs on a continual basis upon receipt of all new releases of Year 2000-compliant software and hardware.

NONINTEREST EXPENSES - REAL ESTATE OPERATIONS

           The table below sets forth the costs and revenues attributable to the Company's REO for the periods indicated. The compensatory and legal costs directly associated with the Company's property management and disposal operations are included in General and Administrative Expenses (dollars are in thousands).

                                                         THREE MONTHS ENDED MARCH 31,
                                                         ---------------------------
                                                         1999       1998      CHANGE
                                                         -----      -----      -----
EXPENSES ASSOCIATED WITH REAL ESTATE OPERATIONS
       Property taxes                                    $  --      $   3      $  (3)
       Repairs, maintenance and renovation                  58         15         43
       Insurance                                            21         30         (9)
                                                         -----      -----      -----
           TOTAL                                            79         48         31
                                                         -----      -----      -----

REVENUES ASSOCIATED WITH REAL ESTATE OPERATIONS
      Net recoveries from sale of REO                      557        299        258
      Property operations, net                               1         97        (96)
                                                         -----      -----      -----
           TOTAL                                           558        396        162
                                                         -----      -----      -----

PROVISION FOR ESTIMATED LOSSES ON REAL ESTATE OWNED         45         15         30
                                                         -----      -----      -----
INCOME FROM REAL ESTATE                                  $ 434      $ 333      $ 101
                                                         =====      =====      =====

           Net recoveries from sales of REO represent the difference between the proceeds received from property disposal and the carrying value of such properties upon disposal. Property operations principally include the net operating income (collected rental revenues less operating expenses and certain renovation costs) from foreclosed income-producing properties or receipt, following foreclosure, of similar funds held by receivers during the period the original loan was in default. During the three months ended March 31, 1999, the Company sold eight properties generating net cash proceeds of $2.6 million and a net recovery of $0.6 million, as compared to sales of 17 properties generating net cash proceeds of $3.6 million and a net recovery of $0.3 million during the three months ended March 31, 1998.

INCOME TAXES

           The Company recorded an income tax provision of $2.1 million for the three months ended March 31, 1999, as compared to an income tax provision of $0.5 million, during the same period in 1998. The Company returned to taxable status during 1998, following several years in which it realized substantial income tax benefits from utilization of accumulated operating loss carryforwards. The Company's effective tax rate was 41.5% and 22.2%, respectively, for the three months ended March 31, 1999 and 1998.


FINANCIAL CONDITION, CAPITAL RESOURCES & LIQUIDITY AND ASSET QUALITY

ASSETS


LOANS RECEIVABLE

GENERAL

           The Company's loan portfolio consists almost exclusively of loans secured by real estate located in Southern California. The table below sets forth the composition of the Company's loan portfolio as of the dates indicated (dollars are in thousands).

                                               MARCH 31, 1999                   DECEMBER 31, 1998
                                      ------------------------------       -----------------------------
                                        BALANCE           PERCENT            BALANCE           PERCENT
                                      -----------       ------------       -----------      ------------
SINGLE FAMILY                         $   578,558               35.6%      $   576,032              35.9%
INCOME PROPERTY
  Multi-family(1)                         243,980               15.0           250,876              15.5
  Commercial(1)                           219,999               13.5           222,558              13.9
  Development(2)                          121,626                7.5            78,425               4.9
LAND(3)                                    73,289                4.5            69,581               4.3
SINGLE FAMILY CONSTRUCTION
  Single residence(4)                     283,789               17.5           275,888              17.2
  Tract                                    68,566                4.2            85,942               5.4
OTHER                                      35,351                2.2            46,615               2.9
                                      -----------       ------------       -----------      ------------
GROSS LOANS RECEIVABLE(5)               1,625,158              100.0%        1,605,917             100.0%
                                                        ============                        ============

LESS
  Undisbursed funds                      (240,658)                            (256,096)
  Deferred fees and
    credits, net                           (4,578)                              (5,919)
  Allowance for estimated losses          (19,958)                             (17,111)
                                      -----------                         ------------
NET LOANS RECEIVABLE                  $ 1,359,964                         $  1,326,791
                                      ===========                         ============


-----------

(1) Predominantly term loans secured by improved properties, with respect to which the properties' cash flows are sufficient to service the Company's loan.

(2) Predominantly loans to finance the construction of income-producing improvements. Also includes loans to finance the renovation of existing improvements.

(3) The Company expects that a majority of these loans will be converted into construction loans, and the land-secured loan repaid with the proceeds of these construction loans, within 12 months.

(4) Predominantly loans for the construction of individual, custom homes, and the acquisition of land for the construction of such homes.

(5) The funded principal balance under recorded loan commitments, plus undisbursed funds associated with such loan commitments.

           The table below sets forth the approximate composition of the Company's gross new loan commitments, net of internal refinances, for the period indicated, in dollars and as a percentage of total loans originated (dollars are in thousands).

                                 THREE MONTHS ENDED
                                   MARCH 31, 1999
                                --------------------
TYPE OF COLLATERAL                AMOUNT        %
--------------------------      --------     -------

SINGLE FAMILY(1)                $ 41,400      26.7%
INCOME PROPERTY
  Multi-family                     8,900       5.7
  Commercial                      14,700       9.5
  Development(2)                  27,300      17.6
LAND(3)                           14,600       9.4
SINGLE FAMILY CONSTRUCTION
  Single residence(4)             47,100      30.5
OTHER                              1,000       0.6
                                ========     =====
                                $155,000     100.0%
                                ========     =====

------------

(1)        Includes unfunded commitments under lines of credit of $0.1 million.

(2)        Includes unfunded commitments of $14.3 million.

(3)        Includes unfunded commitments of $4.5 million.

(4)        Includes unfunded commitments of $30.3 million.


ASSET QUALITY

Nonaccrual and Troubled Debt Restructured Loans

           The Company generally places loans on nonaccrual status when (1) they become 30 or more days delinquent or (2) management believes that, with respect to performing loans, continued collection of principal and interest from the borrower is not reasonably assured.

           The following table provides information regarding the Company's nonaccrual loans as of the dates indicated (dollars are in thousands).

                                           MARCH 31,    DECEMBER 31,
                                            1999          1998
                                           -------       -------
NONACCRUAL LOANS
Loans past due 90 days or more             $13,365       $13,042
Loans past due 30-89 days                    9,914        20,002
Other nonaccrual loans                      18,637        14,644
                                           =======       =======
       TOTAL(1)                            $41,916       $47,688
                                           =======       =======

RATIO OF TOTAL NONACCRUAL LOANS TO:
   Total assets                                2.8%          3.4%
   Net loans receivable                        3.1%          3.6%
   Core capital plus General Reserves         30.9%         39.5%

----------

(1) Includes $4.2 million and $2.7 million of troubled debt restructured loans ("TDRs") at March 31, 1999 and December 31, 1998, respectively. Excludes $30.3 million and $31.6 million of TDRs which were performing in accordance with their modified terms at March 31, 1999 and December 31, 1998, respectively.

           Nonperforming assets ("NPAs"), which consist of the carrying value of properties acquired through foreclosure and loan principal delinquent three or more payments, stood at $14.1 million at March 31, 1999 (or 0.9% of total assets). By comparison, NPAs were $17.1 million (or 1.2% of total assets) at December 31, 1998.

           The dollar amounts of nonaccrual and nonperforming loans have steadily declined over the past several years, reaching their current level of $41.9 million and $13.4 million, respectively, at March 31, 1999, or 2.8% and 0.9%, respectively, of total assets, their lowest level since the 1980's. Because a portion of the Company's lending involves greater potential risk than conventional lending, and because certain of the Company's loans are large relative to the Company's and the Bank's capital, management expects that the dollar amount of the Company's nonaccrual and nonperforming loans is likely to be more volatile than that of its competitors. Accordingly, the Company's earnings may be measurably affected by periodic changes in the dollar amounts of nonaccrual and nonperforming loans.

Classified Assets

           The table below sets forth information concerning the Company's classified assets as of the dates indicated. Classified assets include REO, delinquent loans and performing loans which have been adversely classified pursuant to OTS regulations and guidelines ("Performing/Classified" loans) (dollars are in thousands).

                                                           MARCH 31,       DECEMBER 31,
                                                             1999             1998
                                                          ----------       ----------
Real estate owned, net                                    $      713       $    4,070
Total nonaccrual loans                                        41,916           47,688
                                                          ----------       ----------
GROSS NONACCRUAL ASSETS                                       42,629           51,758
Performing loans classified substandard or lower (1)          32,784           45,397
                                                          ----------       ----------

GROSS CLASSIFIED ASSETS                                   $   75,413       $   97,155
                                                          ==========       ==========

GROSS CLASSIFIED LOANS                                    $   74,700       $   93,085
                                                          ==========       ==========

GROSS LOANS RECEIVABLE                                    $1,379,922       $1,343,902
                                                          ==========       ==========

CORE CAPITAL                                              $  120,588       $  108,673
                                                          ==========       ==========
RISK-BASED CAPITAL                                        $  133,440       $  119,400
                                                          ==========       ==========

RATIO OF CLASSIFIED ASSETS TO:
   Loans receivable                                              5.5%             7.2%
                                                          ==========       ==========
   Core capital                                                 62.5%            89.4%
                                                          ==========       ==========
   Risk-based capital                                           56.5%            81.4%
                                                          ==========       ==========


-------------

(1) Includes $18.1 million in loans at December 31, 1998, of which $13.1 million were past due for maturity but current with respect to interest and, if applicable, principal payments. All $18.1 million of loans were renewed, paid current or paid off during the first quarter of 1999.

           The table below sets forth information concerning the Company's gross classified loans, by category, as of March 31, 1999 (dollars are in thousands).

                                  DELINQUENT LOANS         OTHER
                               ----------------------    NONACCRUAL   PERFORMING
                               90+ DAYS     30-89 DAYS    LOANS(1)      LOANS        TOTAL
                               --------     ----------    -------      -------      -------
SINGLE FAMILY                   $ 9,660      $ 9,911      $14,252      $11,688      $45,511
INCOME PROPERTY
  Multi-family                      225           --           --        1,243        1,468
  Commercial                      3,480           --           --        9,367       12,847
  Development                        --           --           --        2,190        2,190
SINGLE FAMILY CONSTRUCTION
  Single residence                   --           --           --        1,451        1,451
  Tract                              --           --        3,437        5,701        9,138
OTHER                                --            3          948        1,144        2,095
                                -------      -------      -------      -------      -------
TOTAL                           $13,365      $ 9,914      $18,637      $32,784      $74,700
                                =======      =======      =======      =======      =======


--------------

(1) Loans which have been restructured, such that interest payments are made from the proceeds of the Company's loan without periodic payments by the borrower.



ALLOWANCE FOR ESTIMATED LOSSES

           Management establishes specific allowances for estimated losses on individual loans and REO when it has determined that recovery of the Company's gross investment is not probable and when the amount of loss can be reasonably determined. In making this determination, management considers (1) the status of the asset, (2) the probable future status of the asset, (3) the value of the asset or underlying collateral and (4) management's intent with respect to the asset. In quantifying the loss, if any, associated with individual loans and REO, management utilizes external sources of information (i.e., appraisals, price opinions from real estate professionals, comparable sales data and internal estimates). In establishing specific allowances, management estimates the revenues expected to be generated from disposal of the Company's collateral or owned property, less construction and renovation costs (if any), holding costs and transaction costs. For tract construction and land developments, the resulting projected cash flows are discounted utilizing a market rate of return to determine their value.

           The Company maintains an allowance for estimated credit losses which is not tied to individual loans or properties ("General Reserves"). General Reserves are maintained for each of the Company's principal loan segments, and supplemented by periodic additions through provisions for estimated credit losses. In measuring the adequacy of the Company's General Reserves, management considers (1) the Company's historical loss experience for each loan portfolio segment and in total, (2) the historical migration of loans within each portfolio segment and in total (i.e., from performing to nonperforming, from nonperforming to REO), (3) observable trends in the performance of each loan portfolio segment (4) observable trends in the region's economy and in its real property markets, and (5) guidelines published by the OTS for maintaining General Reserves.

           Because a significant majority of the Company's loans have been originated since 1994, a period during which the Southern California region has experienced substantial and sustained economic growth, and property values have risen sharply, the Company's loan portfolio lacks substantial seasoning and the Company has little historical experience to aid management in measuring the impact of a pronounced and sustained economic downturn on the performance of the Company's loan portfolio. For these reasons, and because of the generally higher risk profile and individual size of many of the Company's loans, in each instance when compared with conventional home lenders, management has determined to increase the level of General Reserves during 1999, to an amount which represents 1.50% of net loans by the end of 1999.

           The table below sets forth the general and specific allowance for estimated credit losses for the Company's loan portfolio as of March 31, 1999 (dollars are in thousands).

                                                LOANS
                                        -------------------------
                                        PERFORMING     DELINQUENT      TOTAL
                                        ----------     ----------     -------
Specific reserves                         $ 3,366       $ 1,452       $ 4,818
General reserves                           14,845           295        15,140
                                          -------       -------       -------
Total                                     $18,211       $ 1,747       $19,958
                                          =======       =======       =======

PERCENTAGES
% of total reserves to gross loans            1.3%          7.5%          1.4%
% of general reserves to net loans            1.1%          1.4%          1.1%


           The table below summarizes the activity of the Company's allowance for estimated credit losses for the periods indicated (dollars are in thousands).

                                                                               THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                        ------------------------------
                                                                            1999               1998
                                                                        -----------        -----------
LOANS
Average loans outstanding                                               $ 1,354,383        $   892,060
                                                                        ===========        ===========

Total allowance for estimated credit losses at beginning of period      $    17,111        $    13,274
Provision for estimated credit losses                                         3,000              1,485
Charge-offs:
   Single family                                                               (153)              (467)
   Income property
     Commercial                                                                  --               (200)
                                                                        -----------        -----------

Total charge-offs                                                              (153)              (667)
                                                                        -----------        -----------
Total allowance for estimated credit losses at end of period            $    19,958        $    14,092
                                                                        ===========        ===========
Ratio of charge-offs to average loans
   outstanding during the period                                               0.01%              0.07%

REAL ESTATE OWNED
Total allowance for estimated losses at beginning of period             $        45        $     2,563
Provision for estimated losses                                                   45                 15
Charge-offs                                                                      --             (1,716)
                                                                        -----------        -----------
Total allowance for estimated losses at end of period                   $        90        $       862
                                                                        ===========        ===========

           Because the Company's loan portfolio is not homogeneous, but rather consists of discreet segments with different collateral and borrower risk characteristics, management separately measures reserve adequacy, and maintains an allowance for estimated credit losses, for each identifiable segment of the Company's loan portfolio. The table below summarizes the allocation of the Company's allowance for estimated credit losses for each principal loan portfolio segment (dollars are in thousands).

                                   MARCH 31, 1999             DECEMBER 31, 1998
                                ------------------------   -------------------------
                                          PERCENT OF                  PERCENT OF
                                          RESERVES TO                 RESERVES TO
                                          TOTAL LOANS(1)              TOTAL LOANS(1)
                                BALANCE   BY CATEGORY      BALANCE    BY CATEGORY
                                -------   -----------      -------    -----------
SINGLE FAMILY                   $ 7,644       1.3%         $ 7,836        1.4%
INCOME PROPERTY
  Multi-family                    1,105       0.5%           1,063        0.4%
  Commercial                      4,441       2.0%           4,334        1.9%
  Development                       815       0.7%             354        0.5%
LAND                                347       0.5%             293        0.4%
SINGLE FAMILY CONSTRUCTION
  Single residence                1,086       0.4%             789        0.3%
  Tract                           1,776       2.6%           1,092        1.3%
OTHER                             2,744       7.8%           1,350        2.9%
                                -------                    -------
                                $19,958       1.2%         $17,111        1.1%
                                =======                    =======


-----------

(1) Percent of allowance for estimated credit losses to gross loan commitments, which include the undisbursed portion of such commitments.

REAL ESTATE OWNED

           Real estate acquired in satisfaction of loans is transferred from loans to properties at the lower of the carrying values or the estimated fair values, less any estimated disposal costs. The difference between the fair value of the real estate collateral and the loan balance at the time of transfer is recorded as a loan charge-off. Any subsequent declines in the fair value of the properties after the date of transfer are recorded through the establishment of, or additions to, specific allowances. Recoveries and losses from the disposition of properties are also included in NONINTEREST EXPENSES - REAL ESTATE OPERATIONS.

           The table below summarizes the composition of the Company's REO at the dates indicated (dollars are in thousands).

                                        MARCH 31,    DECEMBER 31,
                                          1999        1998
                                         ------      ------
   SINGLE FAMILY                         $  590      $2,509
   INCOME PROPERTY
     Multi-family                           213         213
     Commercial                              --       1,393
                                         ------      ------
   GROSS INVESTMENT(1)                      803       4,115
   LESS ALLOWANCE FOR ESTIMATED LOSSES       90          45
                                         ------      ------

   NET REAL ESTATE OWNED                 $  713      $4,070
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

DEPOSITS

           The table below summarizes the Company's deposit portfolio by original term, weighted average interest rates ("WAIR") and weighted average remaining maturities in months ("WARM") as of the dates indicated (dollars are in thousands).

                                                MARCH 31, 1999                            DECEMBER 31, 1998
                                   ----------------------------------------    --------------------------------------------
       PRODUCT TYPE                  BALANCE              WAIR       WARM        BALANCE           WAIR             WARM
-----------------------------      -----------         ----------  --------    ----------       -----------     -----------

Non-interest bearing checking      $   21,131               --         --      $   20,275               --               --
Checking/NOW                           39,321             2.02%        --          35,596             2.03%              --
Passbook                               27,268             2.13%        --          25,723             2.10%              --
Money market                          143,030             4.58%        --         104,137             4.53%              --
Certificates of deposit
    7 day maturities                   35,124             4.08%        --          36,091             4.08%              --
    Less than 6 months                 15,616             4.71%         1           5,688             4.60%               2
    6 months to 1 year                197,400             4.95%         3         207,964             5.25%               3
    1 year to 2 years                 519,372             5.37%         6         537,815             5.51%               7
    Greater than 2 years               40,339             5.32%        17          46,161             5.40%              16
                                   ----------                                  ----------
                                   $1,038,601             4.80%         4      $1,019,450             4.98%               5
                                   ==========          =======     ======      ==========       ==========       ==========


FHLB ADVANCES

           The Company has a credit line with the FHLB with a maximum advance of up to 35% of total assets. The FHLB system functions as a source of credit to savings institutions which are members. Advances are typically secured by the Company's mortgage loans and the capital stock of the FHLB owned by the Company. Subject to the FHLB's advance policies and requirements, these advances can be requested for any business purpose in which the Company is authorized to engage. In granting advances, the FHLB considers a member's creditworthiness and other relevant factors. The table below sets forth certain information regarding the Company's FHLB advances (dollars are in thousands).

                                              MARCH 31, 1999                         DECEMBER 31, 1998
                                         -------------------------               ------------------------
    ORIGINAL TERM                        PRINCIPAL       RATE                    PRINCIPAL        RATE
----------------------                   ---------     -----------               ---------      ---------

6 Months                                 $  20,000       4.87%                   $       -             -
60 Months                                  275,000       5.25%                     215,000         5.36%
120 Months                                  49,000       4.36%                      49,000         4.36%
                                         =========                               =========
                                         $ 344,000       5.10%(1)                $ 264,000         5.18%(1)
                                         =========                               =========

--------------
(1)        Weighted average

           The weighted average remaining term of the Company's FHLB advances was 4 years and 8 months and 5 years and 3 months as of March 31, 1999 and December 31, 1998, respectively. All of the Company's FHLB advances outstanding at March 31, 1999, with the exception of one, contain options which allow the FHLB to call the advances prior to maturity, subject to an initial non-callable period of two-to-five years from origination.

SENIOR NOTES


           On December 31, 1997, the Company completed the issuance of $40.0 million of Senior Notes due 2004. These Senior Notes bear an interest payable semiannually at a rate of 12.5%, and are callable after December 31, 2002. Interest is required to be paid semiannually at the stated interest rate.

STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL

           The Company's capital consists of common stockholders' equity, which at March 31, 1999 amounted to $84.7 million and which equaled 5.6% of the Company's total assets.

           The following table summarizes the regulatory capital requirements under the Home Owners' Loan Act ("HOLA") for the Bank as of March 31, 1999. As indicated in the table, the Bank's capital levels exceed all three of the currently applicable minimum HOLA capital requirements (dollars are in thousands).


                                  TANGIBLE CAPITAL                CORE CAPITAL                 RISK-BASED CAPITAL
                              -----------------------       ----------------------       ------------------------------
                                BALANCE       %              BALANCE         %             BALANCE              %
                              -----------   ---------       -----------   --------       -----------      -------------
Stockholders' equity(1)       $   120,588                   $   120,588                  $   120,588
Adjustments
   General reserves                    --                            --                       13,664
   Other(2)                            --                            --                         (812)
                              -----------   ---------       -----------   --------       -----------      -------------
Regulatory capital                120,588        7.96%          120,588       7.96%          133,440              12.23%
Required minimum                   22,724        1.50            60,597       4.00            87,267               8.00
                              -----------   ---------       -----------   --------       -----------      -------------
Excess capital                $    97,864        6.46%      $    59,991       3.96%      $    46,173               4.23%
                              ===========   =========       ===========   ========       ===========      =============
Adjusted assets(3)            $ 1,514,932                   $ 1,514,932                  $ 1,090,842
                              ===========                   ===========                  ===========

--------------
(1) Reflects capital contributions totaling $7.5 million from the parent company made during 1999.

(2) Includes the portion of non-residential construction loans which exceed a loan-to-value of 80%.

(3) The term "adjusted assets" refers to the term "adjusted total assets", as defined in 12 C.F.R. Section 567.1(a), for purposes of tangible and core capital requirements, and for purposes of risk-based capital requirements, refers to the term "risk-weighted assets", as defined in 12 C.F.R. Section 567.1(d).

           As of March 31, 1999, the most recent notification from the OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios and the capital amounts and ratios required in order for an institution to be "well capitalized" and "adequately" capitalized are presented in the table below (dollars are in thousands).

                                                               TO BE CATEGORIZED AS        TO BE CATEGORIZED AS
                                                               ADEQUATELY CAPITALIZED      WELL CAPITALIZED
                                                               UNDER PROMPT CORRECTIVE    UNDER PROMPT CORRECTIVE
                                              ACTUAL              ACTION PROVISIONS        ACTION PROVISIONS
                                       --------------------    -----------------------    -----------------------
                                        AMOUNT       RATIOS       AMOUNT      RATIOS       AMOUNT      RATIOS
                                       --------      -----       --------     ------      --------     ------
AS OF MARCH 31, 1999
    Total Capital
    (to Risk Weighted Assets)          $133,440      12.23%      $ 87,267       8.00%     $109,084      10.00%
    Core Capital
    (to Adjusted Tangible Assets)       120,588       7.96%        60,597       4.00%       75,747       5.00%
    Tangible Capital
    (to Adjusted Tangible Assets)       120,588       7.96%        22,724       1.50%          N/A        N/A
     Tier 1 Capital
    (to Risk Weighted Assets)           120,588      11.05%           N/A        N/A        65,451       6.00%

AS OF DECEMBER 31, 1998
    Total Capital
    (to Risk Weighted Assets)          $119,400      11.10%      $ 86,090       8.00%     $107,612      10.00%
    Core Capital
    (to Adjusted Tangible Assets)       108,673       7.65%        56,804       4.00%       71,005       5.00%
    Tangible Capital
    (to Adjusted Tangible Assets)       108,673       7.65%        21,302       1.50%          N/A        N/A
    Tier 1 Capital
    (to Risk Weighted Assets)           108,673      10.10%           N/A        N/A        64,567       6.00%


           The OTS has authority, after an opportunity for a hearing, to downgrade an institution from "well capitalized" to "adequately capitalized" or to subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower category, if the OTS deems such action to be appropriate as a result of supervisory concerns.

CAPITAL RESOURCES AND LIQUIDITY

           Hawthorne Financial Corporation maintained cash and cash equivalents of $3.3 million at March 31, 1999. Hawthorne Financial Corporation has no other significant assets beyond its investment in the Bank. As discussed elsewhere in this report, the Company expects to make its June 1999 semi-annual interest payment on its Senior Notes from its current liquidity. Thereafter, the Company will be dependent upon the Bank for dividends in order to make these semi-annual interest payments. The ability of the Bank to provide dividends to Hawthorne Financial Corporation is governed by applicable regulations of the OTS. Based upon these regulations, the Bank's supervisory rating, and the Bank's current and projected earnings rate, management fully expects the Bank to maintain the ability to provide dividends to Hawthorne Financial Corporation, as necessary, for the payment of interest on the Company's Senior Notes.

           The Company's liquidity position refers to the extent to which the Company's funding sources are sufficient to meet its current and long-term cash requirements. Federal regulations currently require a savings association to maintain a monthly average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances, and specified United States Government, state or federal agency obligations) equal to 4.0% of the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar quarter. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4.00% to 10.00% of such accounts and borrowings depending upon economic conditions and the deposit flows of member associations. Monetary penalties may be imposed for failure to meet this liquidity ratio requirement. The

Company's liquidity for the calculation period ended March 31, 1999 was 7.47%, which exceeded the applicable minimum requirements.

           The Company's current primary funding resources are deposits, principal payments on loans, FHLB advances and cash flows from operations. Other possible sources of liquidity available to the Company include whole loan sales, commercial bank lines of credit, and direct access, under certain conditions, to borrowings from the Federal Reserve System. The cash needs of the Company are principally for the payment of interest on, and withdrawals of, deposit accounts, the funding of loans and operating costs and expenses.


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

           The Company has adopted, and is implementing, a plan to address the Year 2000 issue. The plan includes the assessment of all internal systems, programs and data processing applications with respect to the Company, as well as, those provided to the Company by third-party vendors. In 1998, the Company completed the process of converting from an outsourced, host-based system to an in-house client-server computer system. The Company no longer relies on any third-party provider for loan or deposit accounting. The Company has completed its own Year 2000 testing by creating a database that rolled forward systematically until the in-house computer systems processed data into what it believed was early 2000.In addition, the Company has identified the following worst case scenarios that could occur as a result of the calendar date change:
(1) loss of electrical power, (2) loss of communication systems, (3) loss of water, (4) failure of a security system, (5) failure of a critical third party system and (6) large deposit account withdrawals or advances on existing lines of credit. The Company has developed contingency plans that provide for alternative methods of conducting business for critical functions in the event one or more of these circumstances occurs. These plans will be refined throughout 1999.

           The Company has conducted an extensive review of all of its critical third party software service providers' Year 2000 compliance efforts. In the process, the Company identified five critical core data systems that are third party supported or developed. All of these providers have asserted that their systems are compliant.

           The Company has also identified twenty-one critical service providers (non-data service related) of which twelve have asserted that they are Year 2000 compliant. If any of the remaining nine, who are not compliant, have not committed to a date of compliance by July 1999, then the Company will proceed under its contingency plans. While the Company has received assurances from vendors as to compliance, such assurances are not guarantees and may not be enforceable.

           The Company's loan portfolio consists almost entirely of real estate secured loans. While the financial condition of any borrower is susceptible to Year 2000 problems, the Company believes that its credit risk relating to Year 2000 issues is greater with commercial mortgage loans where the borrowers have an ongoing business. In September 1998, the Company began reviewing all of its commercial mortgage loans maturing after December 31, 1999 to identify those with borrowers having ongoing business operations at the property securing the Company's loans. As a result of this review, as of March 31, 1999, the Company had identified 39 borrowers with aggregate outstanding loans of approximately $150.0 million maturing after December 31, 1999, which would fit into this higher risk profile. The Company is in the process of contacting each of these borrowers in an attempt to assess their Year 2000 compliance. If the borrowers are non-compliant, the Company will have difficulty in assessing whether such non-compliance will adversely affect the borrowers' ability to service their loans. Further, the financial condition of these borrowers (and all borrowers) may be adversely affected if their major customers or providers of critical goods and services (including telephone, gas, water and electricity) are not Year 2000 compliant.

           The Company installed Y2K compliant software and hardware as part of the conversion completed in 1998. The expense incurred and to be incurred by the Company to ensure Year 2000 compliance is substantially integrated and was included with the expense associated with the conversion of its computer-based systems. The Company does not anticipate any material additional expenses in 1999 related to Y2K software or hardware. Y2K testing occurs on a continual basis upon receipt of all new releases of Y2K compliant software and hardware.

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

           The Company's interest rate risk strategy emphasizes the management of asset and liability balances within repricing categories in order to limit the Bank's exposure to earnings variations as well as variations in the value of assets and liabilities due to changes in interest rates over time. The Company does not currently utilize off balance sheet hedging instruments in order to hedge its interest rate exposure. Instead, the Company utilizes interest rate floors, penalties, prepayment and exit fees on its new loans to mitigate the risk of interest margin compression. Additionally, the Company hedges such exposure internally by extending the duration of interest-bearing liabilities through the use of FHLB advances, to better match the repricing sensitivity of the interest-earning assets.

           The following table sets forth information concerning sensitivity of the Company's interest-earning assets and interest-bearing liabilities as of March 31, 1999. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual maturities of the assets and liabilities, except that adjustable-rate loans are included in the period in which they are first scheduled to adjust and not in the period in which they mature. Such assets and liabilities are classified by the earlier of maturity or repricing date (dollars are in thousands).

                                                                        MARCH 31, 1999
                                    -----------------------------------------------------------------------------------------
                                                   OVER THREE       OVER SIX       OVER ONE
                                       THREE         THROUGH         THROUGH         YEAR           OVER
                                       MONTHS          SIX           TWELVE        THROUGH          FIVE
                                      OR LESS        MONTHS          MONTHS       FIVE YEARS        YEARS            TOTAL
                                    -----------    -----------     -----------    -----------     -----------     -----------
INTEREST-EARNING ASSETS
    Cash and cash equivalents(1)    $       300    $        --     $        --    $        --     $        --     $       300
    Investments and FHLB Stock           17,408             --              --             --              --          17,408
    Loans(2)                            666,783        239,466         313,204         46,933         118,114       1,384,500
                                    -----------    -----------     -----------    -----------     -----------     -----------
        Total interest-
          earning assets            $   684,491    $   239,466     $   313,204    $    46,933     $   118,114     $ 1,402,208
                                    ===========    ===========     ===========    ===========     ===========     ===========

INTEREST-BEARING LIABILITIES
    Deposits
        Transaction accounts        $   230,752    $        --     $        --    $        --     $        --     $   230,752
        Certificates of deposit         267,381        239,291         248,497         52,680              --         807,849
    FHLB advances                            --         20,000              --        275,000          49,000         344,000
    Senior Notes                             --             --              --             --          40,000          40,000
                                    -----------    -----------     -----------    -----------     -----------     -----------
        Total interest-bearing
          liabilities               $   498,133    $   259,291     $   248,497    $   327,680     $    89,000     $ 1,422,601
                                    ===========    ===========     ===========    ===========     ===========     ===========

    Interest rate sensitivity gap   $   186,358    $   (19,825)    $    64,707    $  (280,747)    $    29,114     $   (20,393)
    Cumulative interest rate
      sensitivity gap                   186,358        166,533         231,240        (49,507)        (20,393)        (20,393)
    Cumulative interest rate
      sensitivity gap
      as a percentage
      of total interest-
      earning assets                       13.3%          11.9%           16.5%          (3.5%)          (1.5%)          (1.5%)


-------------

(1)        Excludes noninterest-earning cash balances.

(2) Loans include $41.9 million of nonaccrual loans, and are exclusive of loan loss reserves.

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

           At December 31, 1998, according to the Bank's internal interest rate risk exposure model analysis, it was estimated that the Bank's MV would decrease 4% and 15% in the event of 200 and 400 basis point increases in market interest rates, respectively. The Bank's MV at the same date would increase 1% and 5% in the event of 200 and 400 basis point decreases in market rates, respectively.

           Presented below, as of March 31, 1999, is an analysis of the Bank's MV interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of 200 and 400 basis point increments in market interest rates (dollars are in thousands).

                                                           AS A % OF PRESENT
 CHANGE                    MARKET VALUE                     VALUE OF ASSETS
                ---------------------------------         ---------------------
IN RATES        $ AMOUNT    $ CHANGE    % CHANGE           RATIO       CHANGE
-----------     ---------   ---------   ---------         -------     ---------

+400 bp         $ 84,124    $(59,231)   (41.32)%           5.82%       -354bp
+200 bp          122,432     (20,923)   (14.60)%           8.18%       -118bp
   0 bp          143,355         --        --              9.36%         --
-200 bp          142,337      (1,017)    (0.71)%           9.09%        -27bp
-400 bp          141,271      (2,084)    (1.45)%           8.84%        -52bp


PART II - OTHER INFORMATION


ITEM 1. Legal Proceedings

                      The Bank is a defendant in an action entitled Takaki vs. Hawthorne Savings and Loan Association, filed in the Superior Court of the State of California, Los Angeles, as Case No. YC021815. The plaintiffs were owners of real property which they sold in early 1992 to a third party. The Bank provided escrow services in connection with the transaction. A substantial portion of the consideration paid to the plaintiffs took the form of a deed of trust secured by another property then owned by an affiliate of the purchaser. The value of the collateral securing this deed of trust ultimately proved to be inadequate. The plaintiffs alleged that the Bank knew, or should have known, that the security that the plaintiffs received as sellers was inadequate and should have so advised them. In June 1997, a jury found for the plaintiffs and awarded compensatory and punitive damages totaling $9.1 million. In July 1997, the trial judge reduced the combined award to $3.3 million. The plaintiffs accepted the reduced judgment. The Bank filed a notice of appeal from the judgment and posted an Appeal Bond with the Court to stay plaintiffs' enforcement of the judgment pending the Appellate Court's decision. In July, 1998, the Appellate Court remanded the case to the Superior Court with directions to dismiss the fraudulent concealment, misrepresentation and punitive damages claims and to conduct a new trial pertaining solely to damages arising from negligence, in particular to determine whether any negligence of the Bank contributed to the plaintiffs' injury and, if so, to apportion liability for negligence between the Bank and the plaintiffs. On March 30, 1999, the jury returned a verdict in favor of the plaintiffs in the amount of $2.6 million. The Bank intends to file a notice of appeal from this judgment. The Bank believes that there is a substantial likelihood that its position will ultimately be upheld on retrial and, accordingly, that no amounts having a materially adverse effect on the Bank's financial condition or results of operations will be paid by the Bank to the plaintiffs in this matter. There can be no assurances that this will be the case, however.

                      In the first quarter of 1999, the Company settled two matters involving real property sold by the Company to third parties following the Company's acquisition of the properties through completed foreclosure prior to 1992. In each of these matters, the Company was alleged to have sold the properties with known construction defects which were not adequately disclosed to the purchasers. In the aggregate, these settlements involved the payment by the Company of a total of $0.6 million.

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

ITEM 3.    Defaults upon Senior Securities - None

ITEM 4.    Submission of Matters to a Vote of Security Holders  - None

ITEM 5.    Other Information - None

ITEM 6.    Exhibits and Reports on Form 8-K

           1.   Reports on Form 8-K

                The Company filed a Form 8-K on March 10, 1999, announcing financial results for the year ended December 31, 1998.

           2.  Other required exhibits - Exhibit 27.1 - Financial Data Schedule

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HAWTHORNE FINANCIAL CORPORATION




Dated  May 14, 1999                     /s/   SCOTT A. BRALY
                                        ----------------------------------------
                                        Scott A. Braly
                                        President and
                                        Chief Executive Officer


Dated  May 14, 1999                     /s/   SIMONE LAGOMARSINO
                                        ----------------------------------------
                                        Simone Lagomarsino
                                        Executive Vice President and
                                        Chief Financial Officer