Form 10-Q
period 1999-06-30
HAWTHORNE FINANCIAL CORP
filed 1999-08-13
CIK 46267

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                               ------------------

                                    FORM 10-Q

                               ------------------


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____


                          Commission File Number 0-1100

                               ------------------

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

                               ------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date: The Registrant had 5,298,613 shares of Common Stock, $0.01 par value per share outstanding, as of July 31, 1999.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                                FORM 10-Q INDEX

                      FOR THE QUARTER ENDED JUNE 30, 1999


                         PART I - FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
ITEM 1. Financial Statements

        Consolidated Statements of Financial Condition
        at June 30, 1999 and December 31, 1998                               3

        Consolidated Statements of Operations
        for the Three and Six Months Ended June 30, 1999 and 1998            4

        Consolidated Statements of Stockholders' Equity
        for the Six Months Ended June 30, 1999                               5

        Consolidated Statements of Cash Flows
        for the Six Months Ended June 30, 1999 and 1998                      6

        Notes to Consolidated Financial Statements                           8

ITEM 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           11

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk           32

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings                                                   33

ITEM 2. Changes in Securities                                               33

ITEM 3. Defaults upon Senior Securities                                     33

ITEM 4. Submission of Matters to a Vote of Security Holders                 34

ITEM 5. Other Information                                                   34

ITEM 6. Exhibits and Reports on Form 8-K                                    34


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

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                           (DOLLARS ARE IN THOUSANDS)

                                                                              JUNE 30            DECEMBER 31
                                                                                1999                 1998
                                                                             -----------          -----------
                                                                             (Unaudited)
ASSETS

Cash and cash equivalents                                                    $   123,675          $    45,449
Loans receivable (net of allowance for estimated credit losses
    of $20,323 in 1999 and $17,111 in 1998)                                    1,402,267            1,326,791

Real estate owned (net of allowance for estimated losses
    of $38 in 1999 and $45 in 1998)                                                1,133                4,070
Investment in capital stock of Federal Home Loan Bank - at cost                   19,180               13,554
Office property and equipment - at cost, net                                       6,499                6,513
Accrued interest receivable                                                        8,740                8,424
Other assets                                                                       7,929                7,633
                                                                             -----------          -----------
TOTAL ASSETS                                                                 $ 1,569,423          $ 1,412,434
                                                                             ===========          ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
    Deposits                                                                 $ 1,053,364          $ 1,019,450
    FHLB advances                                                                379,000              264,000
    Senior notes                                                                  40,000               40,000
    Accounts payable and other liabilities                                         8,675                7,560
                                                                             -----------          -----------
TOTAL LIABILITIES                                                              1,481,039            1,331,010

Stockholders' Equity
    Preferred stock - $0.01 par value; authorized 10,000,000 shares;
      none outstanding                                                                --                   --
    Common stock - $0.01 par value; authorized 20,000,000
      shares; outstanding 5,298,613 shares in 1999 and
      5,194,996 shares in 1998                                                        53                   52
    Capital in excess of par value-common stock                                   40,831               40,349
    Retained earnings                                                             47,548               41,150
                                                                             -----------          -----------
                                                                                  88,432               81,551

Less
    Treasury stock, at cost - 5,400 shares                                           (48)                 (48)
    Employee stock ownership plan-loan                                                --                  (79)
                                                                             -----------          -----------
TOTAL STOCKHOLDERS' EQUITY                                                        88,384               81,424
                                                                             -----------          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 1,569,423          $ 1,412,434
                                                                             ===========          ===========

          See accompanying Notes to Consolidated Financial Statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

               (AMOUNTS ARE IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                  JUNE 30                     JUNE 30
                                                          -----------------------      -----------------------
                                                            1999           1998          1999          1998
                                                          --------       --------      --------      --------
INTEREST REVENUES
    Loans                                                 $ 31,211       $ 24,475      $ 62,211      $ 45,636
    Cash and investment securities                           1,442            622         2,475         1,455
                                                          --------       --------      --------      --------
TOTAL INTEREST REVENUES                                     32,653         25,097        64,686        47,091
                                                          --------       --------      --------      --------

INTEREST COSTS
    Deposits                                                12,600         11,374        25,054        22,111
    FHLB advances                                            4,437          1,873         8,297         2,790
    Senior notes                                             1,250          1,250         2,500         2,514
                                                          --------       --------      --------      --------
TOTAL INTEREST COSTS                                        18,287         14,497        35,851        27,415
                                                          --------       --------      --------      --------

NET INTEREST INCOME                                         14,366         10,600        28,835        19,676
PROVISION FOR ESTIMATED CREDIT LOSSES ON LOANS               2,500          1,750         5,500         3,235
                                                          --------       --------      --------      --------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT
    LOSSES ON LOANS                                         11,866          8,850        23,335        16,441
                                                          --------       --------      --------      --------

NONINTEREST REVENUES
    Loan related fees                                        1,592          1,273         3,346         1,731
    Other                                                      333            187           547           438
                                                          --------       --------      --------      --------
TOTAL NONINTEREST REVENUES                                   1,925          1,460         3,893         2,169
                                                          --------       --------      --------      --------

NONINTEREST EXPENSES
    General and administrative expenses
      Employee                                               3,630          3,426         7,795         6,689
      Operating                                              1,599          1,306         3,138         2,575
      Occupancy                                                986            830         1,979         1,587
      Technology                                               518            533         1,078           995
      Professional                                             806            465         1,127           769
      SAIF premiums and OTS assessments                        313            231           612           456
                                                          --------       --------      --------      --------
    Total general and administrative expenses                7,852          6,791        15,729        13,071
                                                          --------       --------      --------      --------

    (Loss) Income from real estate operations, net             (18)         1,031           417         1,364
    Other non-operating expense                                  8              8           919             4
                                                          --------       --------      --------      --------

TOTAL NONINTEREST EXPENSES                                   7,878          5,768        16,231        11,711
                                                          --------       --------      --------      --------

NET EARNINGS BEFORE INCOME TAXES                             5,913          4,542        10,997         6,899
INCOME TAX PROVISION                                         2,487          1,370         4,599         1,894
                                                          --------       --------      --------      --------

NET EARNINGS                                              $  3,426       $  3,172      $  6,398      $  5,005
                                                          ========       ========      ========      ========

BASIC EARNINGS PER SHARE (NOTE 3)                         $   0.65       $   1.00      $   1.22      $   1.58
                                                          ========       ========      ========      ========

DILUTED EARNINGS PER SHARE (NOTE 3)                       $   0.44       $   0.56      $   0.83      $   0.88
                                                          ========       ========      ========      ========

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING (NOTE 3)           5,290          3,168         5,257         3,163
                                                          ========       ========      ========      ========

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING (NOTE 3)         7,723          5,663         7,728         5,672
                                                          ========       ========      ========      ========


          See accompanying Notes to Consolidated Financial Statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                           (AMOUNTS ARE IN THOUSANDS)

                                                                  COMPREHENSIVE
                                                                     INCOME
                                                                   ------------
                                       BALANCE AT     EXERCISED                                                BALANCE AT
                                       DECEMBER 31,     STOCK        EXERCISED        NET                        JUNE 30,
                                          1998         OPTIONS       WARRANTS      EARNINGS       OTHER           1999
                                        --------       --------      --------      --------      --------       --------
                                                      (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)    (Unaudited)

NUMBER OF COMMON SHARES                    5,195             94             9            --            --          5,298
                                        ========       ========      ========      ========      ========       ========
Common stock                            $     52       $      1      $     --      $     --      $     --       $     53
Capital in excess of par value
  common stock                            40,349            495            19            --           (32)        40,831
Retained earnings                         41,150             --            --         6,398            --         47,548
Treasury stock                               (48)            --            --            --            --            (48)
Employee stock ownership plan-loan           (79)            --            --            --            79             --
                                        --------       --------      --------      --------      --------       --------
TOTAL STOCKHOLDERS' EQUITY              $ 81,424       $    496      $     19      $  6,398      $     47       $ 88,384
                                        ========       ========      ========      ========      ========       ========


          See accompanying Notes to Consolidated Financial Statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                           (DOLLARS ARE IN THOUSANDS)

                                                                          SIX MONTHS ENDED
                                                                               JUNE 30
                                                                      -------------------------
                                                                        1999             1998
                                                                      ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings                                                      $   6,398       $   5,005
    Adjustments
      Provision for income taxes                                          4,599           1,894
      Provision for estimated credit losses on loans                      5,500           3,235
      Provision for estimated credit losses on real estate owned             80              15
      Net recoveries from sales of real estate owned                       (638)         (1,394)
      Net gain from sale of other assets                                      9              --
      Loan fee and discount accretion                                    (3,125)         (2,953)
      Depreciation and amortization                                       1,329             777
      FHLB dividends                                                       (417)           (209)
      Increase in accrued interest receivable                              (316)         (1,815)
      Increase in other assets                                           (4,106)         (2,303)
      (Decrease) increase in other liabilities                              135             742
      Other, net                                                             --             (25)
                                                                      ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 9,448           2,969
                                                                      ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Investment securities
      Purchases                                                              --             (17)
    Loans
      New loans funded                                                 (172,327)       (217,493)
      Construction disbursements                                       (185,876)       (168,342)
      Payoffs                                                           269,487         148,540
      Principal amortization and paydowns                                12,209          13,553
      Lines of credit activity, net                                        (826)        (34,210)
      Other, net                                                             73           2,315
    Real estate owned
      Sale proceeds                                                       2,947           8,237
      Capitalized costs                                                     (43)           (578)
      Other, net                                                             --              51
    Purchase of FHLB stock                                               (5,209)         (3,433)
    Office property and equipment
      Sale proceeds                                                          48               4
      Additions                                                          (1,213)         (2,642)
                                                                      ---------       ---------
NET CASH USED IN INVESTING ACTIVITIES                                   (80,730)       (254,015)
                                                                      ---------       ---------


          See accompanying Notes to Consolidated Financial Statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                           (DOLLARS ARE IN THOUSANDS)

                                                                         SIX MONTHS ENDED
                                                                              JUNE 30
                                                                    --------------------------
                                                                        1999            1998
                                                                     ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Deposit activity, net                                            $  33,914       $  91,974
    Net FHLB advances                                                  115,000         175,000
    Net proceeds from exercise of stock options and warrants               515             402
    Collection of ESOP loan                                                 79              12
                                                                     ---------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              149,508         267,388
                                                                     ---------       ---------

Net increase in cash and cash equivalents                               78,226          16,342

Cash and cash equivalents at beginning of period                        45,449          51,620
                                                                     ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 123,675       $  67,962
                                                                     =========       =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    CASH PAID DURING THE PERIOD FOR
      Interest                                                       $  35,590       $  26,982
      Income taxes                                                       4,231              75

    NON-CASH INVESTING AND FINANCING ACTIVITIES
      Real estate acquired in settlement of loans                        1,143           3,075
      Loans originated to finance sales of real estate owned             1,500           1,970
      Loans originated to refinance existing bank loans                 21,024          27,529

    LOAN ACTIVITY
      Total commitments                                              $ 357,839       $ 439,404
      Less:
        Change in undisbursed funds on construction commitments          9,564         (43,499)
        Loans originated to finance sales of real estate owned          (1,500)         (1,970)
        New lines of credit                                             (7,700)         (8,100)
                                                                     ---------       ---------
      Net construction disbursements and loans funded                $ 358,203       $ 385,835
                                                                     =========       =========


          See accompanying Notes to Consolidated Financial Statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999
           (AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

        The consolidated financial statements include the accounts of Hawthorne Financial Corporation and its wholly-owned subsidiary, Hawthorne Savings, F.S.B. ("Bank"), which are collectively referred to herein as the "Company". All material intercompany transactions and accounts have been eliminated.

        In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1999 and December 31, 1998, and the results of its operations and its cash flows for the three and six months ended June 30, 1999 and 1998. Operating results for the three and six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 1999.

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

NOTE 3 - BOOK VALUE AND EARNINGS PER SHARE

        The table below sets forth the Company's earnings per share calculations for the three and six months ended June 30, 1999 and 1998. In the table below, "Warrants" refer to the Warrants issued by the Company in December 1995, which are currently exercisable and which expire December 11, 2005, and "Options" refer to stock options previously granted to employees of the Company and which were outstanding at each measurement date.

        In July 1998, the Company completed an offering of 2,012,500 shares of its Common Stock at a price of $15.00 per share, realizing net proceeds (after offering costs) of approximately $27.6 million. As a result of this offering, the exercise price of the Company's Warrants was reduced to $2.128 and the number of shares of Common Stock purchasable upon the exercise of the Warrants was increased to 2,512,188.

(AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE DATA)

                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                         JUNE 30                     JUNE 30
                                  ---------------------       ---------------------
                                    1999          1998          1999          1998
                                  -------       -------       -------       -------

AVERAGE SHARES OUTSTANDING
    Basic                           5,290         3,168         5,257         3,163
    Warrants                        2,503         2,376         2,503         2,376
    Options(1)                        484           636           551           646
    Less Treasury shares(2)          (554)         (517)         (583)         (513)
                                  -------       -------       -------       -------
    Diluted                         7,723         5,663         7,728         5,672
                                  =======       =======       =======       =======

NET EARNINGS FOR THE PERIOD       $ 3,426       $ 3,172       $ 6,398       $ 5,005
                                  =======       =======       =======       =======

BASIC EARNINGS PER SHARE          $  0.65       $  1.00       $  1.22       $  1.58
                                  =======       =======       =======       =======

DILUTED EARNINGS PER SHARE        $  0.44       $  0.56       $  0.83       $  0.88
                                  =======       =======       =======       =======

                                          JUNE 30
                                  -----------------------
                                    1999           1998
                                  --------       --------
PERIOD-END SHARES OUTSTANDING
    Basic                            5,293          3,170
    Warrants                         2,503          2,376
    Options(1)                         498            534
    Less Treasury shares(2)           (555)          (456)
                                  --------       --------
    Diluted                          7,739          5,624
                                  ========       ========

Stockholders' equity              $ 88,384       $ 47,737
                                  ========       ========

BASIC BOOK VALUE PER SHARE        $  16.70       $  15.06
                                  ========       ========

DILUTED BOOK VALUE PER SHARE      $  11.42       $   8.49
                                  ========       ========

-----------------

    (1) Does not include 325,000 options outstanding at June 30, 1999 for which the exercise price exceeded the average market price of the Company's Common Stock during the period.

    (2) Under the Diluted Method, it is assumed that the Company will use proceeds from the proforma exercise of the Warrants and Options to acquire actual shares currently outstanding, thus increasing Treasury shares. In this calculation, Treasury shares were assumed to be repurchased at the average closing stock price for the respective period.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

        The Bank is a defendant in an action entitled Takaki vs. Hawthorne Savings and Loan Association, filed in the Superior Court of the State of California, Los Angeles. The plaintiffs were owners of real property which they sold in early 1992 to a third party. The Bank provided escrow services in connection with the transaction. A substantial portion of the consideration paid to the plaintiffs took the form of a deed of trust secured by another property then owned by an affiliate of the purchaser. The value of the collateral securing this deed of trust ultimately proved to be inadequate. The plaintiffs alleged that the Bank knew, or should have known, that the security that the plaintiffs received as sellers was inadequate and should have so advised them. In June 1997, a jury found for the plaintiffs and awarded compensatory and punitive damages totaling $9.1 million. In July 1997, the trial judge reduced the combined award to $3.3 million. The Bank filed an appeal and in July, 1998, the Appellate Court remanded the case to the Superior Court with directions to dismiss the fraudulent concealment, misrepresentation and punitive damages claims and to conduct a new trial pertaining solely to damages arising from negligence, in particular to determine whether any negligence of the Bank contributed to the plaintiffs' injury and, if so, to apportion liability for negligence between the Bank and the plaintiffs. On March 30, 1999, the jury returned a verdict in favor of the plaintiffs in the amount of $2.6 million. In May 1999, the Bank filed a notice of appeal from the judgment and posted an Appeal Bond with the Court to stay plaintiffs' enforcement of the judgment pending the Appellate Court's decision. The Bank believes that there is a reasonable likelihood that its position will ultimately be upheld on appeal and accordingly, that no amounts having a materially adverse effect on the Bank's or the Company's financial conditions or operations will be paid by the Bank to the plaintiffs in this matter. There can be no assurances that this will be the case however.

        The Bank is a defendant in an action entitled Mells v. Hawthorne, filed in the Superior Court of the State of California, San Diego. Plaintiffs alleged that the Bank concealed and misrepresented the severity of defects in a house that the Bank sold to them. On June 30, 1999, judgment was entered on behalf of the plaintiffs for $620,000. In July, the Court granted plaintiffs' motion for attorney's fees and costs in the amount of $260,675. The Bank has filed a motion for a new trial and for a judgment notwithstanding the verdict. The Bank intends to vigorously pursue its position and believes that there is a substantial likelihood that the amount of the judgment will be reduced and, accordingly, that no amounts having a materially adverse effect on the Bank's or the Company's financial condition or operations will be paid by the Bank to the plaintiffs in this matter. However, there can be no assurances that this will be the case.

        The Company is involved in a variety of other litigation matters. In the opinion of management, based upon the advice of legal counsel, none of these cases will have a materially adverse effect on the Bank's or the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

        Net earnings for the three months ended June 30, 1999 were $3.4 million, or $0.44 per diluted share. This compares with net earnings of $3.2 million, or $0.56 per diluted share, for the three months ended June 30, 1998. Net earnings for the first half of 1999 were $6.4 million, or $0.83 per diluted share, compared to net earnings of $5.0 million, or $0.88 per diluted share, for the six months ended June 1998. The number of shares utilized in the calculations of diluted earnings per share increased to 7.7 million during each of the 1999 periods compared to 5.7 million during each of the 1998 periods, primarily as a result of the Company's sale of approximately 2.0 million shares of its Common Stock in July 1998.

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

        The Company's consolidated capital structure has changed significantly since 1995, initially as a result of its recapitalization in December 1995, and then again in December 1997, due to its successful refinancing of the securities issued in the 1995 recapitalization through the sale of Senior Notes ("Senior Notes"). In July 1998, the Company completed a public offering of approximately
2.0 million shares of its Common Stock which raised approximately $27.6 million of net proceeds. In addition, the Company returned to taxable status during 1998, following several years in which it realized substantial income tax benefits from utilization of accumulated operating loss carryforwards. Together, these factors make meaningful comparisons of consolidated operating results, and related per share amounts, between the 1999 and 1998 periods somewhat difficult.

        Because of the significant changes to the Company's capital structure and taxable status, management believes that pretax core earnings ("Bank Core Earnings") are the most useful measure of the Company's underlying operating and earnings performance. Bank Core Earnings are earnings before interest on parent company debt, income taxes, real estate operations and non-operating items. For the quarter, Bank Core Earnings were $7.2 million, 51% more than the $4.8 million of Bank Core Earnings produced during the second quarter of 1998. Bank Core Earnings of $14.0 million for the first half of 1999 were 74% higher than the Bank Core Earnings of $8.0 million generated during the first half of 1998. This growth in Bank Core Earnings results from the continued growth in earning assets, which was partially offset by a slight decline in the Bank's net interest margin.

        The table below isolates the principal components of the Bank's Core Earnings and the Company's net earnings for the periods indicated (dollars are in thousands).

                                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                             JUNE 30                        JUNE 30
                                                                     -----------------------       ------------------------
                                                                       1999           1998             1999          1998
                                                                     --------       --------       ----------      --------

Net interest income (excluding senior notes)                         $ 15,616       $ 11,850        $ 31,335       $ 22,190
Less provision for estimated credit losses on loans                     2,500          1,750           5,500          3,235
                                                                     --------       --------        --------       --------

Net interest income after provision for credit losses on               13,116         10,100          25,835         18,955
Noninterest revenues                                                    1,925          1,460           3,893          2,169
Less general and administrative costs                                   7,852          6,791          15,729         13,071
                                                                     --------       --------        --------       --------

BANK CORE EARNINGS                                                      7,189          4,769          13,999          8,053
                                                                     --------       --------        --------       --------

Other items
    (Loss) Income from real estate operations, net                        (18)         1,031             417          1,364
    Other non-operating expenses, net                                      (8)            (8)           (919)            (4)
    Interest cost on senior notes                                      (1,250)        (1,250)         (2,500)        (2,514)
                                                                     --------       --------        --------       --------

OTHER ITEMS, NET                                                       (1,276)          (227)         (3,002)        (1,154)
                                                                     --------       --------        --------       --------

Pretax earnings                                                         5,913          4,542          10,997          6,899
Income tax provision                                                    2,487          1,370           4,599          1,894
                                                                     --------       --------        --------       --------

NET EARNINGS                                                         $  3,426       $  3,172         $ 6,398       $  5,005
                                                                     ========       ========        ========       ========

        The Bank's net interest income, excluding Senior Notes and after provision for credit losses, increased 29.7% during the second quarter of 1999, to $13.1 million, from the $10.1 million of net interest income generated during the second quarter of 1998. This growth in net interest income resulted from a 36% increase in the Bank's average interest-earning assets, which rose to $1.5 billion during the three months ended June 30, 1999, from $1.1 billion during the three months ended June 30, 1998. Because the Company has contributed to the Bank substantially all of the net proceeds raised during 1998 from its sale of Common Stock, the Company and the Bank will not have excess capital during 1999 to the same extent excess capital was available during 1998. Accordingly, management does not expect that growth in the Company's assets will approach the percentage growth achieved during 1998, absent the issuance of additional debt or equity securities by the Company or the Bank. The Company and the Bank have no present intention of issuing debt or equity securities in 1999.

        Non-interest revenues were $1.9 million and $3.9 million for the three and six months ended June 30, 1999, respectively, compared to non-interest revenues of $1.5 million and $2.2 million earned in the three months and six months ended June 30, 1998, respectively. The year-over-year increase in non-interest revenues resulted primarily from a greater amount of exit and release fees and prepayment penalties in connection with loans repaid during the 1999 period.

        General and administrative expenses were $7.9 million during the three months ended June 30, 1999, which is consistent with the general and administrative costs during the first quarter of 1999, and is 16% more than the general and administrative costs during the second quarter of 1998, which were $6.8 million. For the six months ended June 30, 1999, general and administrative costs were $15.7 million, representing a 20% increase over general and administrative costs for the same period in 1998. The growth in general and administrative expenses during the second quarter of 1999, as compared with the same quarter in 1998, resulted from significant increases to staff, in particular in the Company's lending and technology groups, to accommodate the significant expansion in each of the Company's lending businesses and in anticipation of the Company's now-completed technology platform conversion. Occupancy and operating expenses also increased year-over-year, as a direct consequence of the growth in staff.

        During the six months ended June 30, 1999, the Company settled two matters involving real estate owned, sold by the Company to third parties prior to 1992. In each of these matters, the Company was alleged to have sold the properties with known construction defects which were not adequately disclosed to the purchasers. In the aggregate, these settlements involved the payment by the Company of a total of $0.6 million, which is included with other non-operating expense. In addition, during the first six months of 1999, the Company paid $ 0.3 million for the remaining cost of a long-term lease in connection with one of its former branch offices, which management determined was no longer part of the Company's operating plant.

INCOME TAXES

        During the first half of 1999, the Company's effective tax rate was 41.8%. During the first half of 1998, the Company's effective tax rate was 27.4%, which reflected continued utilization of accumulated income tax benefits, principally tax loss carryforwards.

PARENT COMPANY ITEMS

        In July 1998, the Company completed a public offering of approximately
2.0 million shares of its Common Stock, realizing net proceeds (after offering costs) of approximately $27.6 million. Through June 30, 1999, the Company had contributed $22.5 million of these net proceeds to the Bank and had made its June 30, 1999 and December 1998 semiannual interest payments of approximately $2.5 million each payment on its Senior Notes. Accordingly, the Company will now rely upon dividends from the Bank for its payment of interest on its Senior Notes, the next payment of which is due in December 1999.

RESULTS OF OPERATIONS

        The following table sets forth the Company's average balance sheets, and the related weighted average yields and costs on average interest-earning assets and interest-bearing liabilities, for the three months ended June 30, 1999 and 1998 (dollars are in thousands).

                                                                                 THREE MONTHS ENDED
                                               ------------------------------------------------------------------------------------
                                                             JUNE 30, 1999                                JUNE 30, 1998
                                               -----------------------------------------    ---------------------------------------
                                                                               WEIGHTED                                    WEIGHTED
                                                AVERAGE         REVENUES/       AVERAGE       AVERAGE         REVENUES/    AVERAGE
                                                BALANCE           COSTS       YIELD/COST      BALANCE          COSTS      YIELD/COST
                                               -----------      ----------   -----------    -----------      ----------   ----------
ASSETS
Interest-earning assets
    Loans (1) (2)                               $1,392,736      $   31,211       8.96%       $1,024,202      $   24,475       9.56%
    Cash and cash equivalents                      108,522           1,222       4.50%           38,782             509       5.25%
    Investment securities                               --              --         --%              587               9       6.13%
    Investment in capital stock of
       Federal Home Loan Bank                       17,527             220       5.02%            7,733             104       5.38%
                                                ----------      ----------                   ----------      ----------
Total interest-earning assets                    1,518,785          32,653       8.60%        1,071,304          25,097       9.37%
                                                                ----------      -----                        ----------       ----
Noninterest-earning assets                           8,414                                       10,983
                                                ----------                                   ----------
TOTAL ASSETS                                    $1,527,199                                   $1,082,287
                                                ==========                                   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
    Deposits                                    $1,041,424          12,600       4.85%       $  860,761          11,374       5.30%
    FHLB advances                                  344,769           4,437       5.16%          133,928           1,873       5.61%
    Senior notes                                    40,000           1,250      12.50%           40,000           1,250      12.50%
                                                ----------      ----------                   ----------      ----------
Total interest-bearing liabilities               1,426,193          18,287       5.14%        1,034,689          14,497       5.62%
                                                                ----------      -----                        ----------      -----

Noninterest-bearing liabilities                     15,220                                        1,325
Stockholders' equity                                85,786                                       46,273
                                                ----------                                   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $1,527,199                                   $1,082,287
                                                ==========                                   ==========

Net interest income                                             $   14,366                                   $   10,600
                                                                ==========                                   ==========
INTEREST RATE SPREAD                                                             3.46%                                        3.75%
                                                                                =====                                        =====
NET INTEREST MARGIN INCLUDING SENIOR NOTES                                       3.78%                                        3.96%
                                                                                =====                                        =====
NET INTEREST MARGIN EXCLUDING SENIOR NOTES                                       4.11%                                        4.42%
                                                                                =====                                        =====

------------------

(1) Average balance includes nonaccrual loans of $32.6 million and $22.9 million for the three months ended June 30, 1999 and June 30, 1998, respectively.

(2) Revenues/Costs includes amortization of loan fees and discounts of $1.6 million and $1.5 million for the three months ended June 30, 1999 and June 30, 1998, respectively.



NET INTEREST INCOME

        The operations of the Company are substantially dependent on its net interest income, which is the difference between the interest income received from its interest-earning assets and the interest expense paid on its interest-bearing liabilities. The Company's net interest margin is its net interest income divided by its average interest-earning assets. Net interest income and net interest margin are affected by several factors, including (1) the level of, and the relationship between, the dollar amount of interest-earning assets and interest-bearing liabilities, (2) the relationship between the repricing or maturity of the Company's adjustable-rate and fixed-rate loans and short-term investment securities and its deposits and borrowings, and (3) the magnitude of the Company's non-interest-earning assets, including nonaccrual loans and real estate owned ("REO").

        For the quarter, the Bank's net interest margin was 4.11% as compared to a net interest margin of 4.42% during the second quarter of 1998. This tempering of the Bank's net interest margin was caused by (1) a decline in the yield earned on the Bank's loans, which are predominantly adjustable-rate and priced off of market-sensitive indexes (e.g., Prime Rate, One-year CMT, Six-month LIBOR), resulting from the sharp drop in market interest rates that occurred during the last half of 1998, and which only recently began to approach their early 1998 levels, and (2) maintenance of higher liquidity levels by the Bank during the second quarter of 1999 as compared with the second quarter of 1998. These adverse influences were partially offset by a decline in the Bank's funding costs, which averaged 4.93% during the second quarter of 1999, as compared with 5.02% and 5.34%, respectively, during the first quarter of 1999 and the second quarter of 1998. The decline in funding costs during the three months ending June 30, 1999 compared to the same period in 1998 were due to a shift from higher cost average term certificates of deposits, which represented 76% and 86% of total average deposits for 1999 and 1998, respectively, to lower cost money market accounts, which represented 15% and 7% of total average deposits for 1999 and 1998, respectively, with average non-interest and low interest bearing deposits, representing 9% and 7% of total average deposits for 1999 and 1998, respectively. Additionally, another influence on the decline in funding costs was the decrease in the average cost of FHLB advances which was 5.16% for the second quarter of 1999 compared to 5.61% for the second quarter of 1998.

       The table below sets forth the Company's average balance sheets, and the related weighted average yields and costs on average interest-earning assets and interest-bearing liabilities, for the six months ended June 30, 1999 and 1998 (dollars are in thousands).


                                                                                  SIX MONTHS ENDED
                                                -----------------------------------------------------------------------------------
                                                               JUNE 30, 1999                               JUNE 30, 1998
                                                --------------------------------------------  -------------------------------------
                                                                                   WEIGHTED                               WEIGHTED
                                                 AVERAGE          REVENUES/        AVERAGE      AVERAGE       REVENUES/    AVERAGE
                                                 BALANCE           COSTS         YIELD/COST     BALANCE         COSTS     YIELD/COST
                                                ----------       ----------     ------------  ----------      ---------   ----------
ASSETS
Interest-earning assets
    Loans(1)(2)                                 $1,373,666       $   62,211           9.06%   $  958,131      $   45,636      9.53%
    Cash and cash equivalents                       88,267            2,058           4.66%       46,144           1,229      5.33%
    Investment securities                               --               --             --           581              17      5.85%
    Investment in capital stock of
       Federal Home Loan Bank                       16,397              417           5.09%        7,492             209      5.58%
                                                ----------       ----------                   ----------      ----------
Total interest-earning assets                    1,478,330           64,686           8.75%    1,012,348          47,091      9.30%
                                                                 ----------          -----                    ----------     -----
Noninterest-earning assets                          12,362                                        17,479
                                                ----------                                    ----------
TOTAL ASSETS                                    $1,490,692                                    $1,029,827
                                                ==========                                    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
    Deposits                                    $1,028,741           25,054           4.91%   $  839,945          22,111      5.31%
    FHLB advances                                  322,729            8,297           5.18%       98,958           2,790      5.69%
    Senior notes                                    40,000            2,500          12.50%       40,000           2,514     12.57%
                                                ----------       ----------                   ----------      ----------
Total interest-bearing liabilities               1,391,470           35,851           5.20%      978,903          27,415      5.65%
                                                                 ----------          -----                    ----------     -----

Noninterest-bearing liabilities                     15,098                                         6,297
Stockholders' equity                                84,124                                        44,627
                                                ----------                                    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $1,490,692                                    $1,029,827
                                                ==========                                    ==========

Net interest income                                              $   28,835                                   $   19,676
                                                                 ==========                                   ==========

INTEREST RATE SPREAD                                                                  3.56%                                   3.65%
                                                                                    ======                                   =====
NET INTEREST MARGIN INCLUDING SENIOR NOTES                                            3.90%                                   3.89%
                                                                                    ======                                   =====
NET INTEREST MARGIN EXCLUDING SENIOR NOTES                                            4.24%                                   4.38%
                                                                                    ======                                   =====

-----------------

        (1) Includes nonaccrual loans of $38.8 million and $22.2 million for the six months ended June 30, 1999 and June 30, 1998, respectively.

        (2) Includes amortization of loan fees and discounts of $3.1 million and $2.9 million for the six months ended June 30, 1999 and June 30, 1998, respectively.

      For the first half of 1999, the Bank's net interest margin was 4.24% as compared to a net interest margin of 4.38% during the first half of 1998. This tempering of the Bank's net interest margin was caused by (1) a decline in the yield earned on the Bank's loans, which are predominantly adjustable-rate and priced off of market-sensitive indexes (e.g., Prime Rate, One-year CMT, Six-month LIBOR), resulting from the sharp drop in market interest rates that occurred during the last half of 1998, and which only recently began to approach their early 1998 levels, and (2) maintenance of higher liquidity levels by the Bank during the first half of 1999 as compared with the first half of 1998. The weighted average yield on the Bank's loan portfolio was 9.06% during the first half of 1999 which was 0.47% less when compared to 9.53% during the first half of 1998. These adverse influences on the Bank's net interest margin were partially offset by a decline in the Bank's funding costs, which averaged 4.98% during the first half of 1999, as compared with 5.35% during the first half of 1998. The decline in funding costs were due to a shift from higher cost average term certificates of deposits, which represented 78% and 86% of total average deposits for 1999 and 1998, respectively, to lower cost money market accounts, which represented 14% and 7% of total average deposits for 1999 and 1998, respectively, with average non-interest and low interest bearing deposits, representing 8% and 7% of total average deposits for 1999 and 1998, respectively. Additionally, the decrease in the average cost of FHLB advances further influenced the decline in the cost of funds; FHLB advances were 5.18% for the first half of 1999 compared to 5.69% for the first half of 1998.

      The following tables set forth the dollar amount of changes in interest revenues and interest costs attributable to changes in the balances of interest-earning assets and interest-bearing liabilities, and changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume (i.e., changes in volume multiplied by old rate), (2) changes in rate (i.e., changes in rate multiplied by old volume) and (3) changes attributable to both rate and volume (dollars are in thousands).


                                                    THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                                      INCREASE (DECREASE) DUE TO CHANGE IN
                                               -----------------------------------------------------
                                                                            RATE AND          NET
                                                VOLUME         RATE           VOLUME        CHANGE
                                               --------       --------       --------       --------
INTEREST REVENUES
    Loans                                      $  8,807       $ (1,523)      $   (548)      $  6,736
    Cash and cash equivalents                       915            (72)          (130)           713
    Investment securities                            (9)            (9)             9             (9)
    Investment in capital stock of
      Federal Home Loan Bank                        132             (7)            (9)           116
                                               --------       --------       --------       --------
                                                  9,845         (1,611)          (678)         7,556
                                               --------       --------       --------       --------

INTEREST COSTS
    Deposits                                      2,387           (960)          (201)         1,226
    FHLB advances                                 8,219         (1,050)        (4,605)         2,564
    Senior notes                                     --             --             --             --
                                               --------       --------       --------       --------
                                                 10,606         (2,010)        (4,806)         3,790
                                               --------       --------       --------       --------

INCREASE IN NET INTEREST INCOME                $   (761)      $    399       $ (4,128)      $  3,766
                                               ========       ========       ========       ========


                                               SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                                 INCREASE (DECREASE) DUE TO CHANGE IN
                                        -----------------------------------------------------
                                                                     RATE AND          NET
                                          VOLUME         RATE          VOLUME         CHANGE
                                        --------       --------       --------       --------
INTEREST REVENUES
    Loans                               $ 19,792       $ (2,244)      $   (973)      $ 16,575
    Cash and cash equivalents              1,122           (153)          (140)           829
    Investment securities                    (17)           (17)            17            (17)
    Investment in capital stock of            --
      Federal Home Loan Bank                 248            (18)           (22)           208
                                        --------       --------       --------       --------
                                          21,145         (2,432)        (1,118)        17,595
                                        --------       --------       --------       --------

INTEREST COSTS
    Deposits                               4,970         (1,655)          (372)         2,943
    FHLB advances                          6,309           (246)          (556)         5,507
    Senior notes                              --            (14)            --            (14)
                                        --------       --------       --------       --------
                                          11,279         (1,915)          (928)         8,436
                                        --------       --------       --------       --------

INCREASE IN NET INTEREST INCOME         $  9,866       $   (517)      $   (190)      $  9,159
                                        ========       ========       ========       ========


        The Company's interest revenues increased by $17.6 million, or 37.4%, during the first six months of 1999 as compared to the same period in 1998. This increase was primarily attributable to an increase in the average balance of loans outstanding, which was partially offset by a decrease in the weighted average yield earned thereon.

        Interest costs increased by $8.4 million, or 30.8%, during the first six months of 1999, as compared to the same period during 1998, primarily due to an increase in the average balances of the Company's deposits and borrowings, which was partially offset by a decrease in the weighted average rates paid on the Company's deposits and FHLB advances.

        These changes in interest revenues and interest costs produced an increase of $9.2 million, or 46.5%, in the Company's net interest income during the first six months of 1999 as compared with the same quarter during 1998. Expressed as a percentage of average interest-earning assets, the Company's net interest margin increased to 3.90% during the first six months of 1999, as compared with the net interest margin of 3.89% produced during the same period during 1998.
                                       17

PROVISIONS FOR ESTIMATED CREDIT LOSSES ON LOANS

        For the three and six months ended June 30, 1999, the Company recorded provisions for estimated credit losses on loans of $2.5 million and $5.5 million, respectively, an increase of 38.9% and 71.9% over provisions of $1.8 million and $3.2 million recorded during the three and six months ended June 30, 1998, respectively. The provisions for estimated credit losses during the first half of 1999 were recorded to the company's general valuation reserve, compared to a provision of $1.5 million to specific valuation reserve and $1.7 million to general valuation reserve during the first half of 1998. The increase in the level of loan loss provisions reflects management's intention to increase the ratio of the Company's general valuation reserves to 1.50% of net loans by the end of 1999, a level deemed by management to be prudent in view of the significant growth in the Company's loan portfolio since 1997, the relative lack of seasoning of many of the Company's loans, and the significant portion of the Company's loans which are directed at financing real estate development. At June 30, 1999, the Company's general reserves totaled 1.34% of net loans compared to 0.89% and 0.97% at December 31, 1998, and June 30, 1998, respectively.

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

NONINTEREST REVENUES

        The table below sets forth information concerning the Company's noninterest revenues for the periods indicated (dollars are in thousands).


                                 THREE MONTHS ENDED JUNE 30       SIX MONTHS ENDED JUNE 30
                               ----------------------------     ----------------------------
                                 1999       1998     CHANGE       1999       1998     CHANGE
                               ------     ------     ------     ------     ------     ------
Noninterest revenues
    Loan related fees          $1,592     $1,273     $  319     $3,346     $1,731     $1,615
    Other                         333        187        146        547        438        109
                               ------     ------     ------     ------     ------     ------
TOTAL NONINTEREST REVENUES     $1,925     $1,460     $  465     $3,893     $2,169     $1,724
                               ======     ======     ======     ======     ======     ======

        Loan-related fees primarily consist of fees collected from borrowers (1) for the early repayment of their loans, (2) for the extension of the maturity of loans (predominantly short-term construction loans, with respect to which extension options are included in the original term of the Company's loan), and
(3) in connection with certain loans which contain exit or release fees payable to the Company upon the maturity or repayment of the Company's loan. The significant increase in loan-related fee revenues during the first six months of 1999, as compared with the first six months of 1998, was occasioned by the prepayment of a larger number of loans to which prepayment penalties were attached, and the repayment of a small number of loans which possessed exit fees due upon the loans' repayment. The increase in prepayments was due to the sharp drop in market interest rates that occurred during the last half of 1998, resulting in an increase in the volume of prepayments and refinancing of existing loans during the first half of 1999.

NONINTEREST EXPENSES - GENERAL AND ADMINISTRATIVE EXPENSES

        As the Company's business activities have grown and expanded, additional personnel have been hired into the Company's various business and staff support groups. During the first six months of 1999, the Company employed an average of 274 full-time equivalents. By comparison, the Company employed an average of 221 full-time equivalents during the first six months of 1998. The corresponding year-over-year growth in employee-related expenses, which consist primarily of base salaries, incentive compensation and the Company's share of benefit expenses, was substantially less than the growth in the dollar amount of the Company's net interest margin.

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


                                                   THREE MONTHS ENDED JUNE 30             SIX MONTHS ENDED JUNE 30
                                                 --------------------------------     --------------------------------
                                                    1999        1998      CHANGE       1999         1998       CHANGE
                                                 --------     -------     -------     --------     -------     -------

Expenses associated with real estate
    OPERATIONS

       Property taxes, repairs, maintenance,
          renovations, and insurance             $    72      $    34     $    38      $   151     $    82     $    69

REVENUES ASSOCIATED WITH REAL ESTATE
    OPERATIONS

       Net recoveries from sale of REO and
          property operations                         89        1,065        (976)         648       1,461        (813)

PROVISION FOR ESTIMATED LOSSES ON
    REAL ESTATE OWNED                                 35           --          35           80          15          65
                                                 -------      -------     -------      -------     -------     -------
(LOSS) INCOME FROM REAL ESTATE                   $   (18)     $ 1,031     $(1,049)     $   417     $ 1,364     $  (947)
                                                 =======      =======     =======      =======     =======     =======

        Net recoveries from sales of REO properties represent the difference between the proceeds received from property disposal and the carrying value of such properties upon disposal. Property operations principally include the net operating income (collected rental revenues less operating expenses and certain renovation costs) from foreclosed income-producing properties or receipt, following foreclosure, of similar funds held by receivers during the period the original loan was in default. During the six months ended June 30, 1999, the Company sold eleven properties generating net cash proceeds of $2.9 million and a net recovery of $0.6 million, as compared to sales of sixty properties generating net cash proceeds of $8.2 million and a net recovery of $1.4 million during the six months ended June 30, 1998.

INCOME TAXES

        The Company recorded income tax provisions of $2.5 million and $4.6 million for the three and six months ended June 30, 1999, respectively, as compared to income tax provisions of $1.4 million and $1.9 million, during the same periods in 1998. The Company returned to taxable status during 1998, following several years in which it realized substantial income tax benefits from utilization of accumulated operating loss carryforwards. The Company's effective tax rate was 42.1% and 41.8%, respectively, for the three and six months ended June 30, 1999 and 30.2% and 27.4%, for the same periods in 1998.

FINANCIAL CONDITION, CAPITAL RESOURCES & LIQUIDITY AND ASSET QUALITY

ASSETS

LOANS RECEIVABLE

GENERAL

         The Company's loan portfolio consists almost exclusively of loans secured by real estate located in Southern California. The table below sets forth the composition of the Company's loan portfolio as of the dates indicated (dollars are in thousands).

                                           JUNE 30, 1999               DECEMBER 31, 1998
                                     -------------------------   ----------------------------
                                       BALANCE         PERCENT     BALANCE         PERCENT
                                     -----------      --------   -----------     ------------

Single family                        $   597,017        36.1%    $   576,032         35.9%
Income property
  Multi-family (1)                       235,011        14.2         250,876         15.6
  Commercial (1)                         209,693        12.7         222,558         13.9
  Development (2)                        131,391         7.9          78,425          4.9
Land (3)                                  74,646         4.5          69,581          4.3
Single family construction                                --
  Single residence (4)                   311,036        18.8         275,888         17.2
  Tract                                   58,828         3.5          85,942          5.3
Other                                     38,583         2.3          46,615          2.9
                                     -----------      ------       ---------        -----
GROSS LOANS RECEIVABLE (5)             1,656,205       100.0%      1,605,917        100.0%
                                                      ======                        =====

LESS
  Undisbursed funds                     (230,071)                  (256,096)
  Deferred fees and credits, net          (3,544)                    (5,919)
  Allowance for estimated losses         (20,323)                   (17,111)
                                     -----------                 ----------
NET LOANS RECEIVABLE                 $ 1,402,267                 $1,326,791
                                     ===========                 ==========

-------------

        (1) Predominantly term loans secured by improved properties, with respect to which the properties' cash flows are sufficient to service the Company's loan.

        (2) Predominantly loans to finance the construction of income-producing improvements. Also includes loans to finance the renovation of existing improvements.

        (3) The Company expects that a majority of these loans will be converted into construction loans, and the land-secured loans repaid with the proceeds of these construction loans, within 12 months.

        (4) Predominantly loans for the construction of individual and custom homes.

        (5) The funded principal balance under recorded loan commitments, plus undisbursed funds associated with such loan commitments.

         The table below sets forth the approximate composition of the Company's gross new loan commitments, net of internal refinances, for the period indicated, in dollars and as a percentage of total loans originated (dollars are in thousands).

                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                     JUNE 30, 1999           JUNE 30, 1999
                               ----------------------   ----------------------
 TYPES OF COLLATERAL            AMOUNT           %       AMOUNT          %
 --------------------          --------       -------   --------      --------

Single family(1)               $ 84,000         41.4%   $125,400        35.0
Income property
  Multi-family                    5,600          2.7      14,500         4.1
  Commercial(2)                  19,000          9.4      33,700         9.4
  Development(3)                 12,600          6.2      39,900        11.1
Land(4)                          10,500          5.2      25,100         7.0
Single family construction
  Single residence(5)            64,400         31.8     104,800        29.3
  Tract(6)                           --           --       6,700         1.9
Other(7)                          6,700          3.3       7,700         2.2
                               --------      -------    --------     -------
                               $202,800        100.0%   $357,800       100.0
                               ========      =======    ========     =======

-----------

   (1)     Includes unfunded commitments of $0.1 million as of June 30, 1999.

   (2)     Includes unfunded commitments of $0.3 million as of June 30, 1999.

   (3)     Includes unfunded commitments of $19.7 million as of June 30, 1999.

   (4)     Includes unfunded commitments of $6.0 million as of June 30, 1999.

   (5)     Includes unfunded commitments of $64.9 million as of June 30, 1999.

   (6)     Includes unfunded commitments of $5.1 million as of June 30, 1999.

   (7)     Includes unfunded commitments of $5.6 million as of June 30, 1999.

ASSET QUALITY

Nonaccrual and Troubled Debt Restructured Loans

         The Company generally places loans on nonaccrual status when (1) they become 30 or more days delinquent or (2) management believes that, with respect to performing loans, continued collection of principal and interest from the borrower is not reasonably assured.

         The following table provides information regarding the Company's nonaccrual loans as of the dates indicated (dollars are in thousands).

                                          JUNE 30    DECEMBER 31
                                            1999         1998
                                          -------      -------
NONACCRUAL LOANS
 Loans past due 90 days or more           $12,051      $13,042
 Loans past due 30-89 days                 18,080       20,002
 Other nonaccrual loans                     2,500       14,644
                                          -------      -------
      TOTAL(1)                            $32,631      $47,688
                                          =======      =======

RATIO OF TOTAL NONACCRUAL LOANS TO
 Total assets                                 2.1%         3.4%
 Net loans receivable                         2.3%         3.6%
 Core capital plus General Reserves          22.6%        39.5%

------------

        (1) Includes $14.8 million and $2.7 million of troubled debt restructured loans ("TDRs") at June 30, 1999 and December 31, 1998, respectively. Excludes $30.8 million and $31.6 million of TDRs which were performing in accordance with their modified terms at June 30, 1999 and December 31, 1998, respectively.

         Nonperforming assets ("NPAs"), which consist of the carrying value of properties acquired through foreclosure and loan principal delinquent three or more payments, were at $13.2 million at June 30, 1999 (or 0.8% of total assets). By comparison, NPAs were $17.1 million (or 1.2% of total assets) at December 31, 1998.

         The dollar amounts of nonaccrual and nonperforming loans have steadily declined over the past several years, reaching their current level of $32.6 million and $12.1 million, respectively, at June 30, 1999, or 2.1% and 0.8%, respectively, of total assets, their lowest level since the 1980's. Because a portion of the Company's lending involves greater potential risk than conventional lending, and because certain of the Company's loans are large relative to the Company's and the Bank's capital, management expects that the dollar amount of the Company's nonaccrual and nonperforming loans is likely to be more volatile than that of its competitors. Accordingly, the Company's earnings may be measurably affected by periodic changes in the dollar amounts of nonaccrual and nonperforming loans.

Classified Assets

         The table below sets forth information concerning the Company's classified assets as of the dates indicated. Classified assets include REO, delinquent loans and performing loans which have been adversely classified pursuant to OTS regulations and guidelines ("Performing/Classified" loans) (dollars are in thousands).

                                                         JUNE 30       DECEMBER 31
                                                           1999            1998
                                                        ----------      ----------
Real estate owned, net                                  $    1,133      $    4,070
Total nonaccrual loans                                      32,631          47,688
                                                        ----------      ----------
Gross nonaccrual assets                                     33,764          51,758
Performing loans classified substandard or lower(1)         17,428          45,397
                                                        ----------      ----------
Gross classified assets                                 $   51,192      $   97,155
                                                        ==========      ==========
Gross classified loans                                  $   50,059      $   93,085
                                                        ==========      ==========
Gross loans receivable                                  $1,422,590      $1,343,902
                                                        ==========      ==========
Core capital                                            $  125,517      $  108,673
                                                        ==========      ==========

Risk-based capital                                      $  137,860      $  119,400
                                                        ==========      ==========

Ratio of classified assets to:
  Loans receivable                                             3.6%            7.2%
                                                        ==========      ==========
  Core capital                                                40.8%           89.4%
                                                        ==========      ==========
  Risk-based capital                                          37.1%           81.4%
                                                        ==========      ==========

-------------

        (1) Includes $0.7 million in loans at June 30, 1999, of which all were past due for maturity but current with respect to interest. Includes $18.1 million in loans at December 31, 1998, of which $13.1 million were past due for maturity but current with respect to interest and, if applicable, principal payments; all $18.1 million of loans were renewed, paid current, or paid off during the first quarter of 1999.

         The table below sets forth information concerning the Company's gross classified loans, by category, as of June 30, 1999 (dollars are in thousands).


                                      DELINQUENT LOANS        OTHER
                                 ----------------------     NONACCRUAL   PERFORMING
                                 90+ DAYS    30-89 DAYS      LOANS(1)       LOANS         TOTAL
                                 -------     ----------      -------       -------       -------

Single family                    $11,826       $13,392       $ 2,500       $ 5,630       $33,348
Income property
  Multi-family                       225            --            --            --           225
  Commercial                          --            --            --            --            --
  Development                         --            --            --         5,685         5,685
Land                                  --         2,417            --            --         2,417
Single family construction
  Single residence                    --         1,971            --            --         1,971
  Tract                               --            --                       5,463         5,463
Other                                 --           950            --            --           950
                                 -------       -------       -------       -------       -------
TOTAL                            $12,051       $18,730       $ 2,500       $16,778       $50,059
                                 =======       =======       =======       =======       =======

---------

        (1) Loans which have been restructured and are paying as agreed.

ALLOWANCE FOR ESTIMATED LOSSES

         Management establishes specific allowances for estimated losses on individual loans and REO when it has determined that recovery of the Company's gross investment is not probable and when the amount of loss can be reasonably determined. In making this determination, management considers (1) the status of the asset, (2) the probable future status of the asset, (3) the value of the asset or underlying collateral and (4) management's intent with respect to the asset. In quantifying the loss, if any, associated with individual loans and REO, management utilizes external sources of information (i.e., appraisals, price opinions from real estate professionals, comparable sales data and internal estimates). In establishing specific allowances, management estimates the revenues expected to be generated from disposal of the Company's collateral or owned property, less construction and renovation costs (if any), holding costs and transaction costs. For tract construction and land development, the resulting projected cash flows are discounted utilizing a market rate of return to determine their value.

         The Company maintains an allowance for estimated credit losses which is not tied to individual loans or properties ("General Reserves"). General Reserves are maintained for each of the Company's principal loan segments, and supplemented by periodic additions through provisions for estimated credit losses. In measuring the adequacy of the Company's General Reserves, management considers (1) the Company's historical loss experience for each loan portfolio segment and in total, (2) the historical migration of loans within each portfolio segment and in total (i.e., from performing to nonperforming, from nonperforming to REO), (3) observable trends in the performance of each loan portfolio segment, (4) observable trends in the region's economy and in its real property markets and (5) guidelines published by the OTS for maintaining General Reserves.

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

         The table below sets forth the general and specific allowance for estimated credit losses for the Company's loan portfolio as of June 30, 1999 (dollars are in thousands).

                                                     LOANS
                                          -------------------------
                                          PERFORMING      DELINQUENT        TOTAL
                                          ----------      ----------      --------
 Specific reserves                          $   767        $   563        $ 1,330
 General reserves                            17,309          1,684         18,993
                                            -------        -------        -------
TOTAL                                       $18,076        $ 2,247        $20,323
                                            =======        =======        =======

PERCENTAGES
   % of total reserves to gross loans          1.33%          7.30%          1.40%
   % of general reserves to net loans          1.20%          5.60%          1.30%

         The table below summarizes the activity of the Company's allowance for estimated credit losses for the periods indicated (dollars are in thousands).

                                                  THREE MONTHS ENDED                      SIX  MONTHS ENDED
                                                        JUNE 30                                JUNE 30
                                            -------------------------------         -------------------------------
                                                1999                1998                1999                1998
                                            -----------         -----------         -----------         -----------
LOANS
Average loans outstanding                   $ 1,392,736         $ 1,024,202         $ 1,373,666         $   958,131
                                            ===========         ===========         ===========         ===========

Total allowance for estimated credit
  losses at beginning of period             $    19,958         $    14,092         $    17,111         $    13,274
Provision for estimated credit losses             2,500               1,750               5,500               3,235
Charge-offs
  Single family (1)                              (1,623)               (268)             (1,776)               (735)
  Income property
     Multi-family                                    --              (1,033)                 --              (1,033)
     Commercial                                    (512)                 --                (512)               (200)
                                            -----------         -----------         -----------         -----------
Total charge-offs                                (2,135)             (1,301)             (2,288)             (1,968)
                                            -----------         -----------         -----------         -----------
TOTAL ALLOWANCE FOR ESTIMATED CREDIT
  LOSSES AT END OF PERIOD                   $    20,323         $    14,541         $    20,323         $    14,541
                                            ===========         ===========         ===========         ===========
Ratio of charge-offs to average loans
  outstanding during the period                    0.15%               0.13%               0.17%               0.21%

REAL ESTATE OWNED
Total allowance for estimated losses
  at beginning of period                    $        90         $       862         $        45         $     2,563
Provision for estimated losses                       35                  --                  80                  15
Charge-offs                                         (87)               (850)                (87)             (2,566)
                                            -----------         -----------         -----------         -----------
Total allowance for estimated losses
  at end of period                          $        38         $        12         $        38         $        12
                                            ===========         ===========         ===========         ===========

----------
(1) In April 1999, the Bank sold a note secured by one jumbo single family residential property which resulted in a charge-off of $1.5 million.

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

                                            JUNE 30, 1999                      DECEMBER 31, 1998
                                      -----------------------------        ------------------------------
                                                       PERCENT OF                            PERCENT OF
                                                      RESERVES TO                           RESERVES TO
                                                     TOTAL LOANS (1)                      TOTAL LOANS (1)
                                      BALANCE         BY CATEGORY           BALANCE         BY CATEGORY
                                      -------         -----------         ---------       --------------

Single family                         $ 4,806             0.81%            $ 7,836             1.36%
Income Property
  Multi-family                            920             0.39%              1,063             0.42%
  Commercial                            2,281             1.09%              4,334             1.95%
  Development                           2,574             1.96%                354             0.45%
Land                                    1,074             1.44%                293             0.42%
Single family construction
  Single residence                      1,726             0.55%                789             0.29%
  Tract                                 1,403             2.38%              1,092             1.27%
Other                                   5,539            14.36%              1,350             2.90%
                                      -------                              -------
                                      $20,323             1.23%            $17,111             1.07%
                                      =======                              =======

------------

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

         The table below summarizes the composition of the Company's REO at the dates indicated (dollars are in thousands).

                                               JUNE 30          DECEMBER 31
                                                1999               1998
                                              --------          -----------
Single family                                  $ 1,171             $ 2,509
Income property
  Multi-family                                      --                 213
  Commercial                                        --               1,393
                                                                   -------
GROSS INVESTMENT(1)                              1,171               4,115
Less allowance for estimated losses                (38)                (45)
                                               -------             -------
NET REAL ESTATE OWNED                          $ 1,133             $ 4,070
                                               =======             =======

---------

        (1) Fair value of collateral at foreclosure, plus post-foreclosure capitalized costs.

LIABILITIES

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

                                                JUNE 30, 1999               DECEMBER 31, 1998
                                    -----------------------------     -------------------------
             PRODUCT TYPE              BALANCE       WAIR    WARM     BALANCE      WAIR    WARM
            ----------------        ----------     ------   -----     --------    ------   -----
Non-interest bearing checking       $   26,535        --     --         $20,275      --
Checking/NOW                            37,633      2.11%    --          35,596    2.03%    --
Passbook                                23,141      1.58%    --          25,723    2.10%    --
Money market                           185,493      4.37%    --         104,137    4.53%    --
Certificates of deposit
  7 day maturities                      33,344      4.08%    --          36,091    4.08%    --
  Less than 6 months                    20,389      4.87%     2           5,688    4.60%     2
  6 months to 1 year                   170,041      4.81%     3         207,964    5.25%     3
  1 year to 2 years                    519,638      5.22%     6         537,815    5.51%     7
  Greater than 2 years                  37,150      5.25%    16          46,161    5.40%    16
                                    ----------                       ----------
                                    $1,053,364      4.64%     4      $1,019,450    4.98%     5
                                    ==========                       ==========

FHLB ADVANCES

         The Company has a credit line with the FHLB with a maximum advance of up to 35% of total assets based on qualifying collateral. The FHLB system functions as a source of credit to savings institutions which are members. Advances are secured by the Company's mortgage loans and the capital stock of the FHLB owned by the Company. Subject to the FHLB's advance policies and requirements, these advances can be requested for any business purpose in which the Company is authorized to engage. In granting advances, the FHLB considers a member's creditworthiness and other relevant factors. The table below sets forth certain information regarding the Company's FHLB advances (dollars are in thousands).

                               JUNE 30, 1999                            DECEMBER 31, 1998
                     -----------------------------------          --------------------------------
  ORIGINAL TERM      PRINCIPAL                   RATE             PRINCIPAL                  RATE
  --------------     ---------                  -------           ---------                  -----
6 Months              $ 20,000                   4.87%            $     --                     --
60 Months              310,000                   5.24%             215,000                   5.36%
120 Months              49,000                   4.36%              49,000                   4.36%
                      --------                                    --------
                      $379,000                   5.11%(1)         $264,000                   5.18%(1)
                      ========                                    ========

--------------

        (1)     Weighted average

The weighted average remaining term of the Company's FHLB advances was 4 years and 6 months and 5 years and 3 months as of June 30, 1999 and December 31, 1998, respectively. All of the Company's FHLB advances outstanding at June 30, 1999, with the exception of one, contain options which allow the FHLB to call the advances prior to maturity, subject to an initial non-callable period of one-to-five years from origination.

SENIOR NOTES

         On December 31, 1997, the Company completed the issuance of $40.0 million of Senior Notes due 2004. These Senior Notes bear interest payable semiannually at a rate of 12.5%, and are callable after December 31, 2002. Interest is required to be paid semiannually at the stated interest rate.

STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL

         The Company's capital consists of common stockholders' equity, which at June 30, 1999 amounted to $88.4 million and which equaled 5.6% of the Company's total assets.

         The following table summarizes the regulatory capital requirements under the Home Owners' Loan Act ("HOLA") for the Bank as of June 30, 1999. As indicated in the table, the Bank's capital levels exceed all three of the currently applicable minimum HOLA capital requirements (dollars are in thousands).

                                TANGIBLE CAPITAL                CORE CAPITAL            RISK-BASED CAPITAL
                           ---------------------------      ----------------------     ---------------------
                           BALANCE                 %            BALANCE         %         BALANCE         %
                           -----------         -------      -----------    -------     -----------     -----
Stockholders' equity(1)    $   125,517                      $   125,517                 $  125,517
Adjustments
  General reserves                  --                               --                     13,994
  Other(2)                          --                               --                     (1,651)
                           -----------           ----       -----------     -----       ----------     -----
Regulatory capital             125,517           8.01%          125,517      8.01%         137,860     12.39%
Required minimum                23,511           1.50            62,697      4.00           89,029      8.00
                           -----------           ----       -----------     -----       ----------     -----
Excess capital             $   102,006           6.51%      $    62,820      4.01%      $   48,831      4.39%
                           ===========           ====       ===========      ====       ==========      ====
Adjusted assets(3)         $ 1,567,430                      $ 1,567,430                 $1,112,863
                           ===========                      ===========                 ==========

----------------

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

         As of June 30, 1999 and December 31, 1998, the most recent notification from the OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios and the capital amounts and ratios required in order for an institution to be "well capitalized" and "adequately" capitalized are presented in the table below (dollars are in thousands).

                                                                          TO BE CATEGORIZED AS          TO BE CATEGORIZED AS
                                                                         ADEQUATELY CAPITALIZED          WELL CAPITALIZED
                                                                         UNDER PROMPT CORRECTIVE     UNDER PROMPT CORRECTIVE
                                                 ACTUAL                     ACTION PROVISIONS            ACTION PROVISIONS
                                        --------------------------      ------------------------     --------------------------
                                          AMOUNT            RATIOS        AMOUNT        RATIOS          AMOUNT         RATIOS
                                        --------           -------      --------        --------      --------         --------
AS OF JUNE 30, 1999
Total Capital
  (to Risk Weighted Assets)             $137,860            12.39%      $ 89,029         8.00%         $111,286         10.00%
Core Capital
  (to Adjusted Tangible Assets)          125,517             8.01%        62,697         4.00%           78,372          5.00%
Tangible Capital
  (to Adjusted Tangible Assets)          125,517             8.01%        23,511         1.50%              N/A           N/A
Tier 1 Capital
  (to Risk Weighted Assets)              125,517            11.28%           N/A          N/A            66,772          6.00%

AS OF DECEMBER 31, 1998
Total Capital
 (to Risk Weighted Assets)              $119,400            11.10%      $ 86,090         8.00%         $107,612         10.00%
Core Capital
  (to Adjusted Tangible Assets)          108,673             7.65%        56,804         4.00%           71,005          5.00%
Tangible Capital
  (to Adjusted Tangible Assets)          108,673             7.65%        21,302         1.50%              N/A           N/A
Tier 1 Capital
  (to Risk Weighted Assets)              108,673            10.10%           N/A          N/A            64,567          6.00%

         The OTS has authority, after an opportunity for a hearing, to downgrade an institution from "well capitalized" to "adequately capitalized" or to subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower category, if the OTS deems such action to be appropriate as a result of supervisory concerns.

CAPITAL RESOURCES AND LIQUIDITY

         Hawthorne Financial Corporation maintained cash and cash equivalents of $1.0 million at June 30, 1999. Hawthorne Financial Corporation has no other significant assets beyond its investment in the Bank. As discussed elsewhere in this report, the Company paid its June 1999 semiannual interest payment on its Senior Notes from its current liquidity. The Company will be dependent upon the Bank for dividends in order to make future semiannual interest payments. The ability of the Bank to provide dividends to Hawthorne Financial Corporation is governed by applicable regulations of the OTS. Based upon these regulations, the Bank's supervisory rating, and the Bank's current and projected earnings rate, management fully expects the Bank to maintain the ability to provide dividends to Hawthorne Financial Corporation, as necessary, for the payment of interest on the Company's Senior Notes.

         The Company's liquidity position refers to the extent to which the Company's funding sources are sufficient to meet its current and long-term cash requirements. Federal regulations currently require a savings association to maintain a monthly average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances, and specified United States Government, state or federal agency obligations) equal to 4.0% of the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar quarter. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4.00% to 10.00% of such accounts and borrowings depending upon economic conditions and the deposit flows of member associations. Monetary penalties may be imposed for failure to meet this liquidity ratio requirement. The Company's liquidity for the calculation period ended June 30, 1999 was 10.22%, which exceeded the applicable minimum requirements.

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

YEAR 2000 COMPLIANCE

         The following constitutes a "Year 2000 Readiness" disclosure under the Year 2000 Information and Readiness Disclosure Act.

         The Year 2000 issue arises because many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If a bank does not resolve problems related to the Year 2000 issue, computer systems may incorrectly compute payment, interest or delinquency information. In addition, because payment and other important data systems are linked by computer, if the banks or other third parties with which the Company conducts ongoing operations do not resolve this potential problem in time, the Company may experience significant data processing delays, mistakes, or failures. These delays, mistakes or failures may have a significant adverse impact on the financial condition, results of operations, and cash flows of the Company.

         The Company has adopted and implemented a plan to address the Year 2000 issue. The plan includes the assessment of all internal systems, programs and data processing applications with respect to the Company, as well as, those provided to the Company by third party vendors. In 1998, the Company completed the process of converting from an outsourced, host-based system to an in-house client-server computer system. The Company no longer relies on any third party provider for loan or deposit accounting. The Company has completed its own Year 2000 testing by creating a database that rolled forward systematically until the in-house computer systems processed data into what they believed was early 2000. In addition, the Company has identified the following worst case scenarios that could occur as a result of the calendar date change: (1) loss of electrical power, (2) loss of communication systems, (3) loss of water, (4) failure of a security system, (5) failure of a critical third party system, (6) failure of an operating system, (7) failure of a critical third party electronic data interface, (8) equipment failure, and (9) large deposit account withdrawals or advances on existing lines of credit. The Company has developed contingency plans that provide for alternative methods of conducting business for critical functions in the event one or more of these circumstances occurs. These plans will be refined throughout 1999.

         The Company has conducted an extensive review of all of its critical third party software service providers' Year 2000 compliance efforts. In the process, the Company identified five critical core data systems that are third party supported or developed. All of these providers have asserted that their systems are compliant.

         The Company has also identified twenty-one critical service providers (non-data service related) of which eleven have asserted that they are Year 2000 compliant. The Company set a date of July 1999 by which the remaining ten were required to commit to compliance. The Company is in the process of reviewing their compliance and may proceed under contingency plans for those not in compliance or who have not committed to a date of compliance. While the Company has received assurances from providers as to compliance, such assurances are not guarantees and may not be enforceable.

         The Company's loan portfolio consists almost entirely of real estate secured loans. While the financial condition of any borrower is susceptible to Year 2000 problems, the Company believes that its credit risk relating to Year 2000 issues is greater with commercial mortgage loans where the borrowers have an ongoing business. In September 1998, the Company began reviewing all of its commercial mortgage loans maturing after December 31, 1999 to identify those borrowers having ongoing business operations as property securing the Company's loans. As a result of this review, as of June 30, 1999, the Company had identified seven borrowers with aggregate outstanding loans of approximately $36.6 million maturing after December 31, 1999, which would fit into this higher risk profile. The Company performs quarterly evaluations on these borrowers to monitor their compliance status. If the borrowers are non-compliant, the Company will have difficulty in assessing whether such non-compliance will adversely affect the borrowers' ability to service the loans. Further, the financial condition of these borrowers (and all borrowers) may be adversely affected if their major customers or providers of critical goods and services (including telephone, gas, water, and electricity) are not Year 2000 compliant.

         The Company installed Year 2000 compliant software and hardware as part of the conversion completed in 1998. The expense incurred and to be incurred by the Company to ensure Year 2000 compliance is substantially integrated and was included with the expense associated with the planned conversion of its computer-based systems. The Company does not anticipate any material additional expenses in 1999 related to Year 2000 software or hardware. Year 2000 testing occurs on a continual basis upon receipt of all new releases of Year 2000 compliant software and hardware.

         We anticipate incurring approximately $3.8 million in costs related to our data processing conversion and the implementation of our Year 2000 plan. Approximately $1.2 million and $0.4 million of these costs were expensed during 1998 and 1999, respectively. We expect to capitalize $2.1 million of these costs over a three-year period and expense the remaining $0.1 million of these costs during 1999.

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

         The Company utilizes two methods for measuring interest rate risk, namely, gap analysis and interest rate simulations. Gap analysis focuses on measuring absolute dollar amounts subject to repricing within certain periods of time, particularly the one-year maturity horizon.

         Interest rate simulations provide the Company with an estimate of both the dollar amount and percentage change in NII under various interest rate scenarios. All assets and liabilities are subjected to tests of up to 300 basis points in increases and decreases in interest rates. Under each interest rate scenario, the Company projects its net interest income and the NPV of its current balance sheet. From these results, the Company can then develop alternatives to dealing with the tolerance thresholds.

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

         The following table sets forth information concerning sensitivity of the Company's interest-earning assets and interest-bearing liabilities as of June 30, 1999. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual maturities of the assets and liabilities, except that adjustable-rate loans are included in the period in which they are first scheduled to adjust and not in the period in which they mature. Such assets and liabilities are classified by the earlier of maturity or repricing date (dollars are in thousands).

                                                                              JUNE 30, 1999
                                       ----------------------------------------------------------------------------------------
                                                       OVER THREE      OVER SIX      OVER ONE
                                          THREE         THROUGH        THROUGH         YEAR            OVER
                                         MONTHS           SIX           TWELVE        THROUGH          FIVE
                                         OR LESS        MONTHS          MONTHS      FIVE YEARS         YEARS           TOTAL
                                       -----------    -----------    -----------    -----------     -----------     -----------
INTEREST-EARNING ASSETS
    Cash and cash equivalents(1)       $       304    $        --    $        --    $        --     $        --     $       304
    Investments and FHLB Stock              19,180             --             --             --              --          19,180
    Loans (2)                              651,036        274,419        317,860         62,949         119,870       1,426,134
                                       -----------    -----------    -----------    -----------     -----------     -----------
TOTAL INTEREST-EARNING ASSETS          $   670,520    $   274,419    $   317,860    $    62,949     $   119,870     $ 1,445,618
                                       ===========    ===========    ===========    ===========     ===========     ===========

INTEREST-BEARING LIABILITIES
    Deposits
      Transaction accounts             $   272,802    $        --    $        --    $        --     $        --     $   272,802
      Certificates of deposit              281,572        200,016        251,820         47,154              --         780,562
    FHLB advances                           20,000             --             --        310,000          49,000         379,000
    Senior notes                                --             --             --             --          40,000          40,000
                                       -----------    -----------    -----------    -----------     -----------     -----------
TOTAL INTEREST-BEARING LIABILITIES     $   574,374    $   200,016    $   251,820    $   357,154     $    89,000     $ 1,472,364
                                       ===========    ===========    ===========    ===========     ===========     ===========

Interest rate sensitivity gap          $    96,146    $    74,403    $    66,040    $  (294,205)    $    30,870     $   (26,746)
Cumulative interest rate
    sensitivity gap                         96,146        170,549        236,589        (57,616)        (26,746)        (26,746)
Cumulative interest rate
    sensitivity gap as a percentage
    of total interest earning assets           6.7%          11.8%          16.4%          (4.0)%          (1.9)%          (1.9)%


-----------------

        (1)     Excludes noninterest earning cash balances.

        (2) Loans include $32.6 million of nonaccrual loans, and are exclusive of loan loss reserves.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Bank seeks to control its interest rate risk exposure in a manner that will allow for adequate levels of earnings and capital over a range of possible interest rate environments. The Bank has adopted formal policies and practices to monitor and manage interest rate risk exposure. As part of this effort, the Bank uses a Net Portfolio Value analysis (NPV), which in essence "marks-to-market" the balance sheet under various interest rate scenarios to determine how the Bank's NPV changes in response to changes in interest rates.

         Net Portfolio Value is calculated as the discounted present value of the difference between incoming cash flows on interest-earning assets and other assets and outgoing cash flows on interest-bearing liabilities and other liabilities. The application of the methodology attempts to quantify interest rate risk as the change in the NPV which would result from changes in market interest rates in theoretical increments of 100 basis points, up to 300 basis points in either direction.

         Presented below, as of June 30, 1999, is an analysis of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100, 200 and 300 basis points in market interest rates, in either direction. These results reflect that the Bank has "minimal interest rate risk exposure" based on the OTS guidelines. (dollars are in thousands).



                                  NET PORTFOLIO VALUE
                         -----------------------------------
     CHANGE                                    $ CHANGE FROM               NPV          % CHANGE FROM
    IN RATES                $ AMOUNT             BASECASE                 RATIO           BASECASE
-----------------        ------------         --------------          --------------    -------------

    +300 bp                $ 181,753                 12,101               11.37%            0.79%
    +200 bp                  179,891                 10,239               11.23%            0.65%
    +100 bp                  174,508                  4,857               10.89%            0.31%
    basecase                 169,652                      -               10.58%                -
    -100 bp                  167,673                 (1,978)              10.40%           -0.18%
    -200 bp                  162,059                 (7,593)               9.97%           -0.60%
    -300 bp                  158,868                (10,784)               9.69%           -0.89%

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

                The Bank is a defendant in an action entitled Takaki vs. Hawthorne Savings and Loan Association, filed in the Superior Court of the State of California, Los Angeles. The plaintiffs were owners of real property which they sold in early 1992 to a third party. The Bank provided escrow services in connection with the transaction. A substantial portion of the consideration paid to the plaintiffs took the form of a deed of trust secured by another property then owned by an affiliate of the purchaser. The value of the collateral securing this deed of trust ultimately proved to be inadequate. The plaintiffs alleged that the Bank knew, or should have known, that the security that the plaintiffs received as sellers was inadequate and should have so advised them. In June 1997, a jury found for the plaintiffs and awarded compensatory and punitive damages totaling $9.1 million. In July 1997, the trial judge reduced the combined award to $3.3 million. The Bank filed an appeal and in July, 1998, the Appellate Court remanded the case to the Superior Court with directions to dismiss the fraudulent concealment, misrepresentation and punitive damages claims and to conduct a new trial pertaining solely to damages arising from negligence, in particular to determine whether any negligence of the Bank contributed to the plaintiffs' injury and, if so, to apportion liability for negligence between the Bank and the plaintiffs. On March 30, 1999, the jury returned a verdict in favor of the plaintiffs in the amount of $2.6 million. In May 1999, the Bank filed a notice of appeal from the judgment and posted an Appeal Bond with the court to stay plaintiffs' enforcement of the judgment pending the Appellate Court's decision. The Bank believes that there is a reasonable likelihood that its position will ultimately be upheld on appeal and accordingly, that no amounts having a materially adverse effect on the Bank's or the Company's financial conditions or operations will be paid by the Bank to the plaintiffs in this manner. There can be no assurances that this will be the case however.

                The Bank is a defendant in an action entitled Mells v. Hawthorne, filed in the Superior Court of the State of California, San Diego. Plaintiffs alleged that the Bank concealed and misrepresented the severity of defects in a house that the Bank sold to them. On June 30, 1999, judgment was entered on behalf of the plaintiffs for $620,000. In July, the Court granted plaintiffs' motion for attorney's fees and costs in the amount of $260,675. The Bank has filed a motion for a new trial and for a judgment notwithstanding the verdict. The Bank intends to vigorously pursue its position and believes that there is a substantial likelihood that the amount of the judgment will be reduced and, accordingly, that no amounts having a material adverse effect on the Bank's or the Company's financial condition or operations will be paid by the Bank to the plaintiffs in this matter. However, there can be no assurances that this will be the case.

                The Company is involved in a variety of other litigation matters. In the opinion of management, none of these cases will have a materially adverse effect on the Bank's or the Company's financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                The Annual Meeting of Stockholders of the Company was held on May 19, 1999. At the Annual Meeting the following seven nominees were elected until the 2000 Annual Meeting of Stockholders and their successors have been duly elected and qualified as directors.

                                                    NUMBER OF SHARES
                                                 ----------------------
        DIRECTOR                                    FOR        WITHHELD
        --------                                 ---------      --------
        Marilyn Garton Amato                     4,902,231      51,961
        Scott A. Braly                           4,893,407      60,785
        Timothy R. Chrisman                      4,906,493      47,699
        Anthony W. Liberati                      4,906,331      47,861
        Harry F. Radcliffe                       4,904,893      49,299
        Howard E. Ritt                           4,934,401      19,791
        Douglas J. Wallis                        4,907,381      46,811

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        1. Reports on Form 8-K

           No current reports on Form 8-K were filed for the three months ended June 30, 1999

        2. Other required exhibits - Exhibit 27.1 - Financial Data Schedule

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         HAWTHORNE FINANCIAL CORPORATION




Dated August 13, 1999                     /s/   SCOTT A. BRALY
                                          --------------------------------------
                                          Scott A. Braly
                                          President and
                                          Chief Executive Officer


Dated  August 13, 1999                    /s/   SIMONE LAGOMARSINO
                                          --------------------------------------
                                          Simone Lagomarsino
                                          Executive Vice President and
                                          Chief Financial Officer