Form 10-Q
period 1999-09-30
HAWTHORNE FINANCIAL CORP
filed 1999-11-15
CIK 46267

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    ---------
                                    FORM 10-Q
                                    ---------

X        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--       ACT OF 1934

                    For the quarter ended September 30, 1999

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from___________ to___________

                          Commission File Number 0-1100

                             ----------------------

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

                                 Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date: The Registrant had 5,328,801 shares of Common Stock, $0.01 par value per share outstanding, as of October 31, 1999.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                               FORM 10-Q INDEX

                    For the quarter ended September 30, 1999

                         PART I - FINANCIAL INFORMATION
                                                                                           Page
                                                                                           ----
ITEM 1.        Financial Statements

               Consolidated Statements of Financial Condition
               at September 30, 1999 and December 31, 1998                                  3

               Consolidated Statements of Operations
               for the Three and Nine Months Ended September 30, 1999 and 1998              4

               Consolidated Statements of Stockholders' Equity
               for Nine Months Ended September 30, 1999                                     5

               Consolidated Statements of Cash Flows
               for the Nine Months Ended September 30, 1999 and 1998                        6

               Notes to Consolidated Financial Statements                                   8

ITEM 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                       11

ITEM 3.        Quantitative and Qualitative Disclosure About Market Risk                   32

                          PART II - OTHER INFORMATION

ITEM 1.        Legal Proceedings                                                           33

ITEM 2.        Changes in Securities                                                       33

ITEM 3.        Defaults upon Senior Securities                                             33

ITEM 4.        Submission of Matters to a Vote of Security Holders                         34

ITEM 5.        Other Information                                                           34

ITEM 6.        Exhibits and Reports on Form 8-K                                            34

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

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                           (DOLLARS ARE IN THOUSANDS)



                                                                             SEPTEMBER 30         DECEMBER 31
                                                                                 1999                 1998
                                                                             -----------          -----------
                                                                             (Unaudited)
ASSETS

Cash and cash equivalents                                                    $   121,217          $    45,449
Loans receivable (net of allowance for estimated credit losses
    of $22,694 in 1999 and $17,111 in 1998)                                    1,434,426            1,326,791
Real estate owned (net of allowance for estimated losses
    of $38 in 1999 and $45 in 1998)                                                1,175                4,070
Investment in capital stock of Federal Home Loan Bank - at cost                   20,701               13,554
Office property and equipment - at cost, net                                       6,101                6,513
Accrued interest receivable                                                        9,289                8,424
Other assets                                                                       4,382                7,633
                                                                             -----------          -----------
TOTAL ASSETS                                                                 $ 1,597,291          $ 1,412,434
                                                                             ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
    Deposits                                                                 $ 1,093,493          $ 1,019,450
    FHLB advances                                                                359,000              264,000
    Senior notes                                                                  40,000               40,000
    Accounts payable and other liabilities                                        12,636                7,560
                                                                             -----------          -----------
TOTAL LIABILITIES                                                              1,505,129            1,331,010

Stockholders' Equity
    Preferred stock - $0.01 par value; authorized 10,000,000 shares;
      none outstanding                                                                --                   --
    Common stock - $0.01 par value; authorized 20,000,000
      shares; outstanding 5,328,530 shares in 1999 and
      5,194,996 shares in 1998                                                        53                   52
    Capital in excess of par value-common stock                                   40,935               40,349
    Retained earnings                                                             51,222               41,150
                                                                             -----------          -----------
                                                                                  92,210               81,551

Less
    Treasury stock, at cost - 5,400 shares                                           (48)                 (48)
    Employee stock ownership plan-loan                                                --                  (79)
                                                                             -----------          -----------
TOTAL STOCKHOLDERS' EQUITY                                                        92,162               81,424
                                                                             -----------          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 1,597,291          $ 1,412,434
                                                                             ===========          ===========



          See accompanying Notes to Consolidated Financial Statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                (AMOUNTS ARE IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                     SEPTEMBER 30                     SEPTEMBER 30
                                                             --------------------------         -------------------------
                                                               1999              1998             1999             1998
                                                             --------          --------         --------         --------
INTEREST REVENUES
    Loans                                                    $ 32,745          $ 27,441         $ 94,956         $ 73,077
    Cash and investment securities                              1,786             1,483            4,269            2,938
                                                             --------          --------         --------         --------
TOTAL INTEREST REVENUES                                        34,531            28,924           99,225           76,015
                                                             --------          --------         --------         --------

INTEREST COSTS
    Deposits                                                   12,818            12,422           37,880           34,533
    FHLB advances                                               4,714             2,950           13,011            5,740
    Senior notes                                                1,250             1,250            3,750            3,764
                                                             --------          --------         --------         --------
TOTAL INTEREST COSTS                                           18,782            16,622           54,641           44,037
                                                             --------          --------         --------         --------

NET INTEREST INCOME                                            15,749            12,302           44,584           31,978
PROVISION FOR ESTIMATED CREDIT LOSSES ON LOANS                  3,500             1,950            9,000            5,185
                                                             --------          --------         --------         --------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT
    LOSSES ON LOANS                                            12,249            10,352           35,584           26,793
                                                             --------          --------         --------         --------

NONINTEREST REVENUES
    Loan related fees                                           1,783             1,184            5,129            2,915
    Other                                                         253               188              802              626
                                                             --------          --------         --------         --------
TOTAL NONINTEREST REVENUES                                      2,036             1,372            5,931            3,541
                                                             --------          --------         --------         --------

NONINTEREST EXPENSES
    General and administrative expenses
      Employee                                                  3,204             3,683           10,999           10,373
      Operating                                                 1,481             1,681            4,621            4,256
      Occupancy                                                 1,059               851            3,038            2,439
      Technology                                                  459               567            1,537            1,561
      Professional                                                796               211            1,842              979
      SAIF premiums and OTS assessments                           310               247              922              703
                                                             --------          --------         --------         --------
    Total general and administrative expenses                   7,309             7,240           22,959           20,311
                                                             --------          --------         --------         --------
    Income from real estate operations, net                         8               616              425            1,980
    Other non-operating (income)/expense                          624                10            1,624               14
                                                             --------          --------         --------         --------

TOTAL NONINTEREST EXPENSES                                      7,925             6,634           24,158           18,345
                                                             --------          --------         --------         --------

NET EARNINGS BEFORE INCOME TAXES                                6,360             5,090           17,357           11,989
INCOME TAX PROVISION                                            2,686             1,632            7,285            3,526
                                                             --------          --------         --------         --------

NET EARNINGS                                                 $  3,674          $  3,458         $ 10,072         $  8,463
                                                             ========          ========         ========         ========

BASIC EARNINGS PER SHARE (NOTE 3)                            $   0.69          $   0.67         $   1.91         $   2.21
                                                             ========          ========         ========         ========

DILUTED EARNINGS PER SHARE (NOTE 3)                          $   0.48          $   0.45         $   1.30         $   1.33
                                                             ========          ========         ========         ========

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING (NOTE 3)              5,312             5,189            5,275            3,838
                                                             ========          ========         ========         ========

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING (NOTE 3)            7,714             7,708            7,722            6,351
                                                             ========          ========         ========         ========



          See accompanying Notes to Consolidated Financial Statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                           (AMOUNTS ARE IN THOUSANDS)


                                                                                     COMPREHENSIVE
                                                                                        INCOME
                                                                                     -------------
                                         BALANCE AT      EXERCISED                                                      BALANCE AT
                                        DECEMBER 31,       STOCK       EXERCISED          NET                          SEPTEMBER 30,
                                           1998           OPTIONS       WARRANTS        EARNINGS         OTHER            1999
                                        ------------     ---------     ---------        --------         -----         -------------
                                                        (Unaudited)   (Unaudited)      (Unaudited)     (Unaudited)      (Unaudited)
NUMBER OF COMMON SHARES                     5,195             108             26               --             --           5,329
                                         ========        ========       ========       ==========       ========        ========
Common stock                             $     52        $      1       $     --       $       --       $     --        $     53
Capital in excess of par value
    common stock                           40,349             563             55               --            (32)         40,935
Retained earnings                          41,150              --             --           10,072             --          51,222
Treasury stock                                (48)             --             --               --             --             (48)
Employee stock ownership plan-loan            (79)             --             --               --             79              --
                                         --------        --------       --------       ----------       --------        --------
TOTAL STOCKHOLDERS' EQUITY               $ 81,424        $    564       $     55       $   10,072       $     47        $ 92,162
                                         ========        ========       ========       ==========       ========        ========



           See accompanying Notes to Consolidated Financial Statements

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                           (DOLLARS ARE IN THOUSANDS)



                                                                           NINE MONTHS ENDED
                                                                              SEPTEMBER 30
                                                                       --------------------------
                                                                          1999            1998
                                                                       ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings                                                       $  10,072        $   8,463
    Adjustments
      Provision for estimated credit losses on loans                       9,000            5,185
      Provision for estimated credit losses on real estate owned              80               15
      Net recoveries from sales of real estate owned                        (757)          (2,220)
      Net gain from sale of other assets                                      (7)              (7)
      Loan fee and discount accretion                                     (4,409)          (4,734)
      Depreciation and amortization                                        2,016            1,258
      FHLB dividends                                                        (665)            (330)
      Increase in accrued interest receivable                               (865)          (2,910)
      Increase in deferred tax assets, net                                 3,052            2,476
      (Increase)/decrease in other assets                                    (70)           1,854
      Increase in other liabilities                                        5,076            9,797
                                                                       ---------        ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 22,523           18,847
                                                                       ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Investment securities                                                     --          (22,101)
    Loans
      New loans funded                                                  (282,642)        (347,044)
      Construction disbursements                                        (266,625)        (258,102)
      Payoffs                                                            414,481          263,663
        Sales proceeds                                                     3,000               --
      Principal amortization and paydowns                                 19,051           28,239
      Lines of credit activity, net                                       (5,611)         (43,860)
      Other, net                                                             (59)           4,563
    Real estate owned
      Sale proceeds                                                        9,858           10,827
      Capitalized costs                                                     (105)            (942)
      Other, net                                                              --             (551)
    Purchase of FHLB stock                                                (6,482)          (5,770)
    Office property and equipment
      Sale proceeds                                                           60               29
      Additions                                                           (1,421)          (3,325)
                                                                       ---------        ---------
NET CASH USED IN INVESTING ACTIVITIES                                   (116,495)        (374,374)
                                                                       ---------        ---------



          See accompanying Notes to Consolidated Financial Statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                           (DOLLARS ARE IN THOUSANDS)



                                                                                              NINE MONTHS ENDED
                                                                                               SEPTEMBER 30
                                                                                        ----------------------------
                                                                                           1999               1998
                                                                                        ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Deposit activity, net                                                               $  74,042          $ 195,431
    Net FHLB advances                                                                      95,000            224,000
    Net proceeds from exercise of stock options and warrants                                  619                438
    Proceeds from stock offering                                                               --             28,376
    Offering costs                                                                             --               (573)
    Collection of ESOP loan                                                                    79                 10
                                                                                        ---------          ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 169,740            447,682
                                                                                        ---------          ---------

Net increase in cash and cash equivalents                                                  75,768             92,155

Cash and cash equivalents at beginning of period                                           45,449             51,620
                                                                                        ---------          ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $ 121,217          $ 143,775
                                                                                        =========          =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    CASH PAID DURING THE PERIOD FOR
       Interest                                                                         $  50,058          $  42,598
       Income taxes                                                                         4,233              2,828

    NON-CASH INVESTING AND FINANCING ACTIVITIES
       Real estate acquired in settlement of loans                                          7,563              3,847
       Loans originated to finance sales of real estate owned                               1,500              1,970
       Net change in unrealized gains (losses) on available-for-sale securities                --                  4
       Loans originated to refinance existing bank loans                                   33,385             37,885

    LOAN ACTIVITY
       Total commitments                                                                $ 523,529          $ 713,000
       Less:
          Change in undisbursed funds on construction commitments                          39,338            (97,654)
          Loans originated to finance sales of real estate owned                           (1,500)                --
          New lines of credit                                                             (12,100)           (10,200)
                                                                                        ---------          ---------
       Net construction disbursements and loans funded                                  $ 549,267          $ 605,146
                                                                                        =========          =========



          See accompanying Notes to Consolidated Financial Statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
           (AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE DATA)



NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

         The consolidated financial statements include the accounts of Hawthorne Financial Corporation and its wholly-owned subsidiary, Hawthorne Savings, F.S.B. ("Bank"), which are collectively referred to herein as the "Company". All material intercompany transactions and accounts have been eliminated.

         In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1999 and December 31, 1998, and the results of its operations and its cash flows for the three and nine months ended September 30, 1999 and 1998. Operating results for the three and nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 1999.

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

NOTE 3 - BOOK VALUE AND EARNINGS PER SHARE

         The table below sets forth the Company's earnings per share calculations for the three and nine months ended September 30, 1999 and 1998. In the table below, "Warrants" refer to the Warrants issued by the Company in December 1995, which are currently exercisable and which expire December 11, 2005, and "Options" refer to stock options previously granted to employees of the Company and which were outstanding at each measurement date.

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

(AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE DATA)



                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                         SEPTEMBER 30                    SEPTEMBER 30
                                   ------------------------        ------------------------
                                     1999            1998            1999             1998
                                   --------        --------        --------        --------
AVERAGE SHARES OUTSTANDING
    Basic                             5,312           5,189           5,275           3,838
    Warrants                          2,492           2,512           2,499           2,421
    Options (1)                         462             738             519             677
    Less Treasury shares (2)           (552)           (731)           (571)           (585)
                                   --------        --------        --------        --------
    Diluted                           7,714           7,708           7,722           6,351
                                   ========        ========        ========        ========

NET EARNINGS FOR THE PERIOD        $  3,674        $  3,458        $ 10,072        $  8,463
                                   ========        ========        ========        ========

BASIC EARNINGS PER SHARE           $   0.69        $   0.67        $   1.91        $   2.21
                                   ========        ========        ========        ========

DILUTED EARNINGS PER SHARE         $   0.48        $   0.45        $   1.30        $   1.33
                                   ========        ========        ========        ========


                                         SEPTEMBER 30
                                   ------------------------
                                     1999            1998
                                   --------        --------
PERIOD-END SHARES OUTSTANDING
    Basic                             5,323           5,189
    Warrants                          2,486           2,512
    Options (3)                         405             738
    Less Treasury shares (2)           (537)           (814)
                                   --------        --------
    Diluted                           7,677           7,625
                                   ========        ========

Stockholders' equity               $ 92,162        $ 79,037
                                   ========        ========

BASIC BOOK VALUE PER SHARE         $  17.31        $  15.23
                                   ========        ========

DILUTED BOOK VALUE PER SHARE       $  12.00        $  10.37
                                   ========        ========


----------------------

(1) Excludes 340,000 options outstanding for the three and nine months ended September 30, 1999 for which the exercise price exceeded the average market price of the Company's Common Stock during the period. Excludes 210,000 options outstanding for the three months ended September 30, 1998 for which the exercise price exceeded the average market price of the Company's Common Stock during the period.

(2) Under the Diluted Method, it is assumed that the Company will use proceeds from the proforma exercise of the Warrants and Options to acquire actual shares currently outstanding, thus increasing Treasury shares. In this calculation, Treasury shares were assumed to be repurchased at the average closing stock price for the respective period.

(3) Excludes 365,000 and 210,000 options outstanding at September 30, 1999 and September 30, 1998, respectively, for which the exercise price exceeded the average market price of the Company's Common Stock during the period.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

         The Bank is a defendant in an action entitled Takaki vs. Hawthorne Savings and Loan Association, filed in the Superior Court of the State of California, Los Angeles. The plaintiffs were owners of real property which they sold in early 1992 to a third party. The Bank provided escrow services in connection with the transaction. A substantial portion of the consideration paid to the plaintiffs took the form of a deed of trust secured by another property then owned by an affiliate of the purchaser. The value of the collateral securing this deed of trust ultimately proved to be inadequate. The plaintiffs alleged that the Bank knew, or should have known, that the security that the plaintiffs received as sellers was inadequate and should have so advised them. In June 1997, a jury found for the plaintiffs and awarded compensatory and punitive damages totaling $9.1 million. In July 1997, the trial judge reduced the combined award to $3.3 million. The Bank filed an appeal and in July, 1998, the Appellate Court remanded the case to the Superior Court with directions to dismiss the fraudulent concealment, misrepresentation and punitive damages claims and to conduct a new trial pertaining solely to damages arising from negligence, in particular to determine whether any negligence of the Bank contributed to the plaintiffs' injury and, if so, to apportion liability for negligence between the Bank and the plaintiffs. On March 30, 1999, the jury returned a verdict in favor of the plaintiffs in the amount of $2.4 million. In May 1999, the Bank filed a notice of appeal from the judgment and posted an Appeal Bond with the Court to stay plaintiffs' enforcement of the judgment pending the Appellate Court's decision. The Bank believes that there is a reasonable likelihood that its position will ultimately be upheld on appeal and accordingly, that no amounts having a materially adverse effect on the Bank's or the Company's financial conditions or operations will be paid by the Bank to the plaintiffs in this matter. There can be no assurances that this will be the case however.

         The Bank is a defendant in an action entitled Mells v. Hawthorne, filed in the Superior Court of the State of California, San Diego. Plaintiffs alleged that the Bank concealed and misrepresented the severity of defects in a house that the Bank sold to them. On September 20, 1999, a second amended judgment was entered on behalf of the plaintiffs for $767 thousand which includes attorney's fees and costs. In October, the Bank filed a notice of appeal from the judgment and posted an Appeal Bond with the court to stay plaintiffs' enforcement of the judgment pending the Appellate Court's decision. The Bank intends to vigorously pursue its position and believes that there is a reasonable likelihood that the amount of the judgment will be reduced and, accordingly, that no amounts having a materially adverse effect on the Bank's or the Company's financial condition or operations will be paid by the Bank to the plaintiffs in this matter. However, there can be no assurances that this will be the case.

         The Company is involved in a variety of other litigation matters in the ordinary course of its business, and anticipates that it will become involved in new litigation matters from time to time in the future. Based on the current assessment of these existing other matters, management does not presently believe that any one of these existing other matters is likely to have a material adverse impact on the Company's financial condition or result of operations. However, the Company will incur legal and related costs in connection with the litigation and may from time to time determine to settle some or all of the cases, regardless of management's assessment of the Company's legal position. The amount of legal defense costs and settlements in any period will depend on many factors, including the status of cases (and the number of cases that are in trial or about to be brought to trial) and the opposing parties aggressiveness in pursuing their cases and their perception of their legal position. Further, the inherent uncertainty of jury or judicial verdicts makes it impossible to determine with certainty the Company's maximum cost in any pending litigation. Accordingly, the Company's litigation costs and expenses may vary materially from period to period, and no assurance can be given that these costs will not be material in any particular period.

NOTE 5 - SUBSEQUENT EVENTS

         In November, the Bank paid $700 thousand to settle an action related to a foreclosure sale of one of the Bank's REO properties. The Bank's President was also named as a defendant in the action and the Bank intends to pursue a claim against its directors and officers insurance carrier for full reimbursement of the settlement, however, no assurances can be given that the Bank will be successful in recovering the amount of the settlement from the carrier. The cost of this settlement will reduce net earnings for the 4th quarter 1999 by approximately $406 thousand or $0.05 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Net earnings for the three months ended September 30, 1999 were $3.7 million, or $0.48 per diluted share. This compares with net earnings of $3.5 million, or $0.45 per diluted share, for the three months ended September 30, 1998. Net earnings for the first nine months of 1999 were $10.1 million, or $1.30 per diluted share, compared to net earnings of $8.5 million, or $1.33 per diluted share, for the first nine months of 1998.

CORE BUSINESS ACTIVITY

         The Company originates real estate-secured loans throughout Southern California, generally consisting of permanent loans collateralized by single family (one to four unit) residential property, permanent and construction loans secured by multi-family residential and commercial real estate, and loans for the construction of individual and tracts of single family residential homes and the acquisition and development of land for the construction of such homes. The Company funds its loans predominately with retail deposits and, to a lesser extent, with advances from the Federal Home Loan Bank of San Francisco ("FHLB").

         The Company's consolidated capital structure has changed significantly since 1995, initially as a result of its recapitalization in December 1995, and then again in December 1997, due to its successful refinancing of the securities issued in the 1995 recapitalization, through the sale of Senior Notes ("Senior Notes"). In July 1998, the Company completed a public offering of approximately
2.0 million shares of its Common Stock which raised approximately $27.6 million of net proceeds. In addition, the Company returned to taxable status during 1998, following several years in which it realized substantial income tax benefits from utilization of accumulated operating loss carryforwards. Together, these factors make meaningful comparisons of consolidated operating results, and related per share amounts, between the 1999 and 1998 periods somewhat difficult.

         Because of the significant changes to the Company's capital structure and taxable status, management believes that pretax core earnings ("Bank Core Earnings") are the most useful measure of the Company's underlying operating and earnings performance. Bank Core Earnings are earnings before interest on parent company debt, income taxes, real estate operations and non-operating items. For the quarter, Bank Core Earnings were $8.4 million, 47.4% more than the $5.7 million of Bank Core Earnings produced during the third quarter of 1998. Bank Core Earnings of $22.9 million for the first nine months of 1999 were 59.0% higher than the Bank Core Earnings of $14.4 million during the first nine months of 1998. This growth in Bank Core Earnings results from the continued growth in earning assets, which was partially offset by a slight decline in the Bank's net interest margin.

         The table below isolates the principal components of the Bank's Core Earnings and the Company's net earnings for the periods indicated (dollars are in thousands).

                                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                           SEPTEMBER 30                SEPTEMBER 30
                                                                      ----------------------      ----------------------
                                                                          1999          1998          1999          1998
                                                                      --------      --------      --------      --------
Net interest income
  (excluding interest expense for Senior Notes)                       $ 16,996      $ 13,265      $ 48,290      $ 35,422
Less provision for estimated
  credit losses on loans                                                 3,500         1,950         9,000         5,185
                                                                      --------      --------      --------      --------
Net interest income after provision for
  estimated credit losses on loans                                      13,496        11,315        39,290        30,237
Noninterest revenues                                                     2,075         1,409         6,043         3,653
Less general and administrative costs                                    7,163         7,005        22,397        19,477
                                                                      --------      --------      --------      --------

BANK CORE EARNINGS                                                       8,408         5,719        22,936        14,413
                                                                      --------      --------      --------      --------

Other items
    Income from real estate operations, net                                  8           616           425         1,980
    Hawthorne Financial Corp. non-operating (expense)/income, net         (182)           15          (630)         (626)
    Other non-operating income/(expense), net                             (624)          (10)       (1,624)          (14)
    Interest cost on senior notes                                       (1,250)       (1,250)       (3,750)       (3,764)
                                                                      --------      --------      --------      --------
OTHER ITEMS, NET                                                        (2,048)         (629)       (5,579)       (2,424)
                                                                      --------      --------      --------      --------

Pretax earnings                                                          6,360         5,090        17,357        11,989
Income tax provision                                                     2,686         1,632         7,285         3,526
                                                                      --------      --------      --------      --------
NET EARNINGS                                                          $  3,674      $  3,458      $ 10,072      $  8,463
                                                                      ========      ========      ========      ========


         The Bank's net interest income, excluding interest expense for Senior Notes, increased 28.1% during the third quarter of 1999, to $17.0 million, from the $13.3 million of net interest income during the third quarter of 1998. This growth in net interest income resulted from a 23.1% increase in the Bank's average interest-earning assets, which rose to $1.6 billion during the three months ended September 30, 1999, from $1.3 billion during the three months ended September 30, 1998. The Bank's net interest income, excluding interest expense for Senior Notes, increased 36.3% during the nine months of 1999, to $48.3 million from $35.4 million of net interest income during the nine months of 1998. This growth in net interest income resulted from a 36.4% increase in the Bank's average interest-earning assets, which rose to $1.5 billion during the nine months ended September 30, 1999, from $1.1 billion during the nine months ended September 30, 1998.

         Non-interest revenues were $2.1 million and $6.0 million for the three and nine months ended September 30, 1999, respectively, compared to non-interest revenues of $1.4 million and $3.7 million for the three and nine months ended September 30, 1998, respectively. The year-over-year increase in non-interest revenues resulted primarily from a greater amount of exit and release fees and prepayment penalties in connection with loans repaid during the 1999 period.

INCOME TAXES

         During the first nine months of 1999, the Company's effective tax rate was 42.0%. During the first nine months of 1998, the Company's effective tax rate was 29.4%, which reflected utilization of accumulated income tax benefits, principally tax loss carryforwards.

PARENT COMPANY ITEMS

         In July 1998, the Company completed a public offering of approximately
2.0 million shares of its Common Stock, realizing net proceeds (after offering costs) of approximately $27.6 million. Through September 30, 1999, the Company had contributed $22.5 million of these net proceeds to the Bank and had made its June 30, 1999 and December 31, 1998 semiannual interest payments on its Senior Notes of approximately $2.5 million each. Accordingly, the Company will now rely upon dividends from the Bank for its payment of interest on its Senior Notes, the next payment of which is due in December 1999.

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

RESULTS OF OPERATIONS

         The following table sets forth the Company's average balance sheets, and the related weighted average yields and costs on average interest-earning assets and average interest-bearing liabilities, for the three months ended September 30, 1999 and 1998 (dollars are in thousands).


                                                                        THREE MONTHS ENDED
                                               --------------------------------------------------------------------------------
                                                        SEPTEMBER 30, 1999                       SEPTEMBER 30, 1998
                                               -------------------------------------    ----------------------------------------
                                                                           WEIGHTED                                   WEIGHTED
                                                AVERAGE       REVENUES/     AVERAGE      AVERAGE      REVENUES/        AVERAGE
                                                BALANCE        COSTS      YIELD/COST     BALANCE        COSTS         YIELD/COST
                                               ----------    ----------   ----------    ----------    ----------      ----------
ASSETS

Interest-earning assets
    Loans (1) (2)                              $1,437,346    $   32,745         9.11%   $1,146,124    $   27,441          9.58%
    Cash and cash equivalents                     119,719         1,538         5.14%       79,961         1,105          5.53%
    Investment securities                              --            --           -%        17,438           258          5.92%
    Investment in capital stock of
       Federal Home Loan Bank                      19,282           248         5.14%       10,933           120          4.39%
                                               ----------    ----------                 ----------    ----------
Total interest-earning assets                   1,576,347        34,531         8.76%    1,254,456        28,924          9.22%
                                                             ----------        ----                   ----------         -----
Noninterest-earning assets                         11,648                                   18,042
                                               ----------                               ----------
TOTAL ASSETS                                   $1,587,995                               $1,272,498
                                               ==========                               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities

    Deposits                                   $1,058,051        12,818         4.81%   $  922,748        12,422          5.34%
    FHLB advances                                 360,087         4,714         5.12%      215,544         2,950          5.36%
    Senior notes                                   40,000         1,250        12.50%       40,000         1,250         12.50%
                                               ----------    ----------                 ----------    ----------
Total interest-bearing liabilities              1,458,138        18,782         5.11%    1,178,292        16,622          5.60%
                                                             ----------        -----                  ----------         -----

Noninterest-bearing liabilities                    40,295                                   16,499
Stockholders' equity                               89,562                                   77,707
                                               ----------                               ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $1,587,995                               $1,272,498
                                               ==========                               ==========

Net interest income                                          $   15,749                               $   12,302
                                                             ==========                               ==========
INTEREST RATE SPREAD                                                            3.65%                                     3.63%
                                                                               =====                                     =====
NET INTEREST MARGIN INCLUDING SENIOR NOTES                                      4.00%                                     3.92%
                                                                               =====                                     =====
NET INTEREST MARGIN EXCLUDING SENIOR NOTES                                      4.31%                                     4.32%
                                                                               =====                                     =====


--------------------------

(1) Average Balance includes nonaccrual loans of $29.8 million and $23.3 million for the three months ended September 30, 1999 and September 30, 1998, respectively.

(2) Revenues/Costs includes amortization of loan fees and discounts of $1.3 million and $1.8 million for the three months ended September 30, 1999 and September 30, 1998, respectively.

         The table below sets forth the Company's average balance sheets, and the related weighted average yields and costs on average interest-earning assets and average interest-bearing liabilities, for the nine months ended September 30, 1999 and 1998 (dollars are in thousands).


                                                                             NINE MONTHS ENDED
                                               --------------------------------------------------------------------------------
                                                        SEPTEMBER 30, 1999                       SEPTEMBER 30, 1998
                                               -------------------------------------    ----------------------------------------
                                                                           WEIGHTED                                    WEIGHTED
                                                AVERAGE       REVENUES/     AVERAGE      AVERAGE      REVENUES/        AVERAGE
                                                BALANCE        COSTS      YIELD/COST     BALANCE        COSTS         YIELD/COST
                                               ----------    ----------   ----------    ----------    ----------      ----------
ASSETS

Interest-earning assets

    Loans (1) (2)                              $1,395,125    $   94,956         9.08%   $1,020,795    $   73,077          9.55%
    Cash and cash equivalents                      98,866         3,604         4.86%       57,415         2,330          5.41%
    Investment securities                              --            --           --%        5,635           278          6.58%
    Investment in capital stock of
       Federal Home Loan Bank                      17,369           665         5.10%        8,659           330          5.08%
                                               ----------    ----------                 ----------    ----------
Total interest-earning assets                   1,511,360        99,225         8.75%    1,092,504        76,015          9.28%
                                                             ----------        ----                   ----------         -----
Noninterest-earning assets                         12,123                                   18,006
                                               ----------                               ----------
TOTAL ASSETS                                   $1,523,483                               $1,110,510
                                               ==========                               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities

    Deposits                                   $1,024,197        37,880         4.94%   $  861,522        34,533          5.36%
    FHLB advances                                 335,319        13,011         5.12%      138,403         5,740          5.47%
    Senior notes                                   40,000         3,750        12.50%       40,000         3,764         12.55%
                                               ----------    ----------                 ----------    ----------
Total interest-bearing liabilities              1,399,516        54,641         5.22%    1,039,925        44,037          5.66%
                                                             ----------        -----                  ----------         -----

Noninterest-bearing liabilities                    38,010                                   16,034
Stockholders' equity                               85,957                                   54,551
                                               ----------                               ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $1,523,483                               $1,110,510
                                               ==========                               ==========

Net interest income                                          $   44,584                               $   31,978
                                                             ==========                               ==========
INTEREST RATE SPREAD                                                            3.53%                                     3.62%
                                                                               =====                                     =====
NET INTEREST MARGIN INCLUDING SENIOR NOTES                                      3.93%                                     3.90%
                                                                               =====                                     =====
NET INTEREST MARGIN EXCLUDING SENIOR NOTES                                      4.26%                                     4.36%
                                                                               =====                                     =====


--------------------------

(1) Includes nonaccrual loans of $26.4 million and $22.5 million for the nine months ended September 30, 1999 and September 30, 1998, respectively.

(2) Revenues/costs include amortization of loan fees and discounts of $4.4 million and $4.7 million for the nine months ended September 30, 1999 and September 30, 1998, respectively.

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

         For the quarter, the decline in the Company's earning asset yield, to 8.76% from 9.22%, was closely matched by the decline in the Company's funding costs, to 5.11% from 5.60%. As a result, the Company's net interest margin for the third quarter of 1999 (before interest expense on the Company's Senior Notes), remained virtually unchanged from the third quarter of 1998, declining slightly to 4.31% from 4.32%. For the nine month periods, the same pattern was evident, with earning asset yields declining by 53 basis points, funding costs declining by 44 basis points, and the Bank's net interest margin (before interest expense on the Company's Senior Notes) declining by 10 basis points (or by 2.3%).

         During the third quarter of 1999, market interest rates (as measured by the effective yields for issues of the U.S. Government, the London Interbank Offer Rate (LIBOR), and the Prime Rate), returned to levels most recently observed during the third quarter of 1998. However, during the intervening period, such market interest rates declined substantially (in some instances by as much as 1.50%), before rising again.

         The substantial majority of the Company's earning assets (principally loans) are adjustable-rate. The Company's deposits are primarily comprised of term certificate accounts, which carry fixed interest rates and predominantly possess original terms of from six-to-twelve months. The Company's borrowings, which are principally derived from the Federal Home Loan Bank of San Francisco (the "FHLB"), are for terms ranging from one-to-five years (though such terms are subject to certain early call provisions) and carry fixed interest rates.

         As of September 30, 1999, 87% of the Company's loans were adjustable-rate, with 92% of such loans subject to repricing no less frequently than annually. The substantial majority of such loans are priced at a margin over various market-sensitive indicies, including the One-year CMT, the One-month CMT, the MTA, LIBOR and the Prime Rate. Based upon the recent rise in the effective yield of these indicies, the Company expects that the yield on its loan portfolio will rise moderately over the coming months to fully incorporate the recent rise in market interest rates.

         The substantial majority of the Company's adjustable-rate loans were underwritten during periods in which the market indicies utilized, approximated the current level of such indicies. Such loans were also underwritten utilizing the fully-indexed interest rate at the loans' inception (rather than any introductory interest rate which may have been offered). Accordingly, current required payments by borrowers have not changed materially since the origination of such loans (and in many instances are lower now than they were when such loans were originated).

         At September 30, 1999, approximately 76% of the Company's deposits were comprised of certificate accounts, the majority of which have original terms of from six-to-twelve months. The remaining, weighted average term to maturity for the Company's certificate accounts approximated six months at September 30, 1999. Generally, the Company's offering rates for certificate accounts move directionally with the general level of interest rates, though typically not by the same magnitude. Accordingly, the Company expects that the cost of its certificate accounts will gradually rise in the coming months, as maturing and newly-acquired accounts are priced at current, higher offering rates.

         The Company's borrowings from the FHLB are fixed-rate, with remaining terms of from one-to-four years (though such remaining terms are subject to early call provisions). Accordingly, the recent rise in market interest rates is expected to have no immediate impact upon the cost of the Company's currently outstanding FHLB borrowings (though the cost of newly acquired borrowings would reflect current market pricing, which is substantially higher than the cost of the Company's currently outstanding FHLB borrowings).

         Taken together, the Company expects that the influences described above on its earning asset yields and funding costs will likely produce a stable-to-rising net interest margin during the coming months, because the Company's earning assets are expected to reprice more quickly than its interest-bearing liabilities. However, this result could fail to materialize if
(1) the level of nonaccrual loans increases, (2) the percentage of earning assets held in cash and equivalents increases, or (3) the composition of its loan portfolio changes.

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

                                                       THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                                             INCREASE (DECREASE) DUE TO CHANGE IN
                                              -------------------------------------------------------------------
                                                                                     RATE AND               NET
                                              VOLUME                RATE              VOLUME               CHANGE
                                              -------             -------             -------             -------
INTEREST REVENUES
    Loans                                     $ 6,972             $(1,331)            $  (338)            $ 5,303
    Cash and cash equivalents                     549                 (77)                (38)                434
    Investment securities                        (258)               (258)                258                (258)
    Investment in capital stock of
       Federal Home Loan Bank                      92                  20                  16                 128
                                              -------             -------             -------             -------
                                                7,355              (1,646)               (102)              5,607
                                              -------             -------             -------             -------

INTEREST COSTS
    Deposits                                    1,821              (1,243)               (182)                396
    FHLB advances                               1,978                (128)                (86)              1,764
    Senior notes                                   --                  --                  --                  --
                                              -------             -------             -------             -------
                                                3,799              (1,371)               (268)              2,160
                                              -------             -------             -------             -------

INCREASE IN NET INTEREST INCOME               $ 3,556             $  (275)            $   166             $ 3,447
                                              =======             =======             =======             =======


                                                          NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                                             INCREASE (DECREASE) DUE TO CHANGE IN
                                              -------------------------------------------------------------------
                                                                                     RATE AND               NET
                                              VOLUME                RATE              VOLUME               CHANGE
                                              -------             -------             -------             -------
INTEREST REVENUES
    Loans                                     $26,798             $(3,599)            $(1,320)            $21,879
    Cash and cash equivalents                   1,682                (237)               (171)              1,274
    Investment securities                        (278)               (278)                278                (278)
    Investment in capital stock of
       Federal Home Loan Bank                     332                   1                   2                 335
                                              -------             -------             -------             -------
                                               28,534              (4,113)             (1,211)             23,210
                                              -------             -------             -------             -------

INTEREST COSTS
    Deposits                                    6,521              (2,670)               (504)              3,347
    FHLB advances                               8,167                (370)               (526)              7,271
    Senior notes                                   --                 (14)                 --                 (14)
                                              -------             -------             -------             -------
                                               14,688              (3,054)             (1,030)             10,604
                                              -------             -------             -------             -------
INCREASE IN NET INTEREST INCOME               $13,846             $(1,059)            $  (181)            $12,606
                                              =======             =======             =======             =======

         The Company's interest revenues increased by $5.6 million, or 19.4%, during the three months ended September 30, 1999 as compared to the same period in 1998. This increase was primarily attributable to a 25.4% increase in the average balance of loans outstanding, which was partially offset by a decrease in the weighted average yield earned thereon, which averaged 9.11% during 1999 as compared with 9.58% in 1998.

         Interest costs increased by $2.2 million, or 13.0%, during the three months ended September 30, 1999, as compared to the same period during 1998, primarily due to a 14.7% increase in the average balances of the Company's deposits and borrowings, which was partially offset by a decrease in the weighted average rates paid on the Company's deposits and FHLB advances, which together averaged 4.90% during the three months ended September 30, 1999, as compared with 5.36% during the same quarter of 1998.

         These changes in interest revenues and interest costs produced an increase of $3.5 million, or 28.0%, in the Company's net interest income during the three months ended September 30, 1999, as compared with the same quarter during 1998. Expressed as a percentage of average interest-earning assets, the Company's net interest margin increased to 4.00% during the three months ended September 30, 1999, as compared with the net interest margin of 3.92% produced during the same period during 1998.

         The Company's interest revenues increased by $23.2 million, or 30.5%, during the first nine months of 1999 as compared to the same period in 1998. This increase was primarily attributable to a 36.7% increase in the average balance of loans outstanding, which was partially offset by a decrease in the weighted average yield earned thereon, which averaged 9.08% during 1999 as compared with 9.55% in 1998.

         Interest costs increased by $10.6 million, or 24.1%, during the first nine months of 1999, as compared to the same period during 1998, primarily due to a 36% increase in the average balances of the Company's deposits and borrowings, which was partially offset by a decrease in the weighted average rates paid on the Company's deposits and FHLB advances, which together averaged 5.00% during the first nine months of 1999, as compared with 5.38% during the first nine months of 1998.

         These changes in interest revenues and interest costs produced an increase of $12.6 million, or 39.4%, in the Company's net interest income during the first nine months of 1999 as compared with the same period during 1998. Expressed as a percentage of average interest-earning assets, the Company's net interest margin increased to 3.93% during the first nine months of 1999, as compared with the net interest margin of 3.90% produced during the same period during 1998.

PROVISIONS FOR ESTIMATED CREDIT LOSSES ON LOANS

         For the three and nine months ended September 30, 1999, the Company recorded provisions for estimated credit losses on loans of $3.5 million and $9.0 million, respectively, an increase of 79.5% and 73.6% over provisions of $2.0 million and $5.2 million recorded during the three and nine months ended September 30, 1998, respectively. The provisions for estimated credit losses during the nine months of 1999 were recorded to the Company's general valuation reserve, compared to a provision of $2.7 million to specific valuation reserve and $2.5 million to general valuation reserve during the first nine months of 1998. The increase in the level of loan loss provisions reflects management's intention to increase the ratio of the Company's general valuation reserves to 1.50% of net loans by the end of 1999, a level deemed by management to be prudent in view of the significant growth in the Company's loan portfolio since 1997, the relative lack of seasoning of many of the Company's loans, and the significant amount of construction loans in the Company's loan portfolio directed at financing real estate development. At September 30, 1999, the Company's general reserves totaled 1.45% of net loans compared to 0.89% and 0.97% at December 31, 1998, and September 30, 1998, respectively.

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

NONINTEREST REVENUES

         The table below sets forth information concerning the Company's noninterest revenues for the periods indicated (dollars are in thousands).


                                     THREE MONTHS ENDED SEPTEMBER 30               NINE MONTHS ENDED SEPTEMBER 30
                                   ------------------------------------         ------------------------------------
                                    1999           1998          CHANGE          1999           1998          CHANGE
                                   ------         ------         ------         ------         ------         ------
NONINTEREST REVENUES
      Loan-related fees            $1,783         $1,184         $  599         $5,129         $2,915         $2,214
      Other                           253            188             65            802            626            176
                                   ------         ------         ------         ------         ------         ------
TOTAL NONINTEREST REVENUES         $2,036         $1,372         $  664         $5,931         $3,541         $2,390
                                   ======         ======         ======         ======         ======         ======

         Loan-related fees primarily consist of fees collected from borrowers
(1) for the early repayment of their loans, (2) for the extension of the maturity of loans (predominantly short-term construction loans, with respect to which extension options are often included in the original term of the Company's loan), and (3) in connection with certain loans which contain exit or release fees payable to the Company upon the maturity or repayment of the

Company's loan. The significant increase in loan-related fee revenues during the first nine months of 1999, as compared with the first nine months of 1998, was occasioned by the prepayment of a larger number of loans to which prepayment penalties were attached, and the repayment of a small number of loans requiring exit fees due upon repayment. The increase in prepayments was due to the sharp drop in market interest rates that occurred during the last half of 1998, resulting in an increase in the volume of prepayments and refinancings during the first half of 1999.

NONINTEREST EXPENSES - GENERAL AND ADMINISTRATIVE EXPENSES

         As the Company's business activities have grown and expanded, additional personnel have been hired into the Company's various business and staff support groups. During the first nine months of 1999, the Company employed an average of 271 full-time equivalents. By comparison, the Company employed an average of 233 full-time equivalents during the first nine months of 1998. The corresponding year-over-year growth in employee-related expenses, which consist primarily of base salaries, incentive compensation and the Company's share of benefit expenses, was substantially less than the growth in the dollar amount of the Company's net interest margin.

         The year-over-year growth in operating and occupancy expenses approximates, and is directly tied to, the growth in the number of full-time equivalents employed by the Company.

         General and administrative expenses were $7.3 million during the three months ended September 30, 1999, which is $0.5 million less than the general and administrative costs during the second quarter of 1999, and is 1.4% more than the general and administrative costs during the third quarter of 1998, which were $7.2 million. For the nine months ended September 30, 1999, general and administrative costs were $23.0 million, representing a 13.3% increase over general and administrative costs of $20.3 million for the same period in 1998. The growth in general and administrative expenses during the third quarter of 1999, as compared with the same quarter in 1998, resulted from increases of $0.6 million in professional fees which was somewhat offset by a reduction of employee related costs of $0.5 million.

         Professional fees increased $0.9 million during the first nine months of 1999 as compared with 1998, primarily due to increased legal fees. Non-operating expenses increased to $1.6 million compared to $14 thousand due to $1.3 million in connection with actual or proposed legal settlements; see further discussion under "Legal Matters". Employee related costs, occupancy and operating expenses also increased year-over-year, as a direct consequence of the growth in staff. In addition, during the first nine months of 1999, the Company paid $ 0.3 million, which is included in other non-operating expenses, for the remaining cost of a long-term lease in connection with one of its former branch offices, which management determined was no longer part of the Company's operating plant.

LEGAL MATTERS

         The Company and the Bank are involved in a variety of litigation matters in the ordinary course of its business. A majority of these actions involve allegations with respect to properties acquired by the Bank through foreclosure and subsequently sold by the Bank. The Bank was found liable in two cases that went to trial in 1999; see "Legal Proceedings" for a discussion of these two cases. The amount of legal defense costs and settlements in any period will depend on many factors, including the status of cases (and in the number of cases that are in trial or about to be brought to trial) and the opposing parties aggressiveness in pursuing their cases and their perception of their legal position. For the nine months ended September 30, 1999, legal expenses totaled $0.9 million compared to $0.5 million during the first nine months of 1998. Additionally, other non-operating expenses included $1.3 million in connection with actual or proposed legal settlements during the first nine months of 1999.

         As set forth in Note 5, SUBSEQUENT EVENTS, the Bank agreed to pay the sum of $700 thousand to settle an action related to a foreclosure sale of one of the Bank's REO properties. The cost of this settlement will reduce net earnings for the 4th quarter by approximately $406 thousand, or $0.05 per share.

NONINTEREST EXPENSES - REAL ESTATE OPERATIONS

           The table below sets forth the costs and revenues attributable to the Company's REO for the periods indicated. The compensatory and legal costs directly associated with the Company's property management and disposal operations are included in General and Administrative Expenses (dollars are in thousands).


                                                     THREE MONTHS ENDED SEPTEMBER 30          NINE MONTHS ENDED SEPTEMBER 30
                                                    ---------------------------------       ---------------------------------
                                                      1999        1998        CHANGE          1999         1998       CHANGE
                                                    -------      -------      -------       -------      -------      -------
EXPENSES ASSOCIATED WITH REAL ESTATE
     OPERATIONS

         Property taxes, repairs, maintenance,
             renovations, and insurance             $    82      $   196      $  (114)      $   233      $   277      $   (44)

REVENUES ASSOCIATED WITH REAL ESTATE
     OPERATIONS

         Net recoveries from sale of REO and
             property operations                         90          812         (722)          738        2,272       (1,534)

PROVISION FOR ESTIMATED LOSSES ON
     REAL ESTATE OWNED                                   --           --           --            80           15           65
                                                    -------      -------      -------       -------      -------      -------
INCOME FROM REAL ESTATE                             $     8      $   616      $  (608)      $   425      $ 1,980      $(1,555)
                                                    =======      =======      =======       =======      =======      =======

         Net recoveries from sales of REO properties represent the difference between the proceeds received from property disposal and the carrying value of such properties upon disposal. Property operations principally include the net operating income (collected rental revenues less operating expenses and certain renovation costs) from foreclosed income-producing properties or receipt, following foreclosure, of similar funds held by receivers during the period the original loan was in default. During the nine months ended September 30, 1999, the Company sold seventeen properties generating net cash proceeds of $9.9 million and a net recovery of $0.8 million, as compared to sales of eighty properties generating net cash proceeds of $10.8 million and a net recovery of $2.2 million during the nine months ended September 30, 1998.

INCOME TAXES

         The Company recorded income tax provisions of $2.7 million and $7.3 million for the three and nine months ended September 30, 1999, respectively, as compared to income tax provisions of $1.6 million and $3.5 million, during the same periods in 1998. The Company returned to taxable status during 1998, following several years in which it realized substantial income tax benefits from utilization of accumulated operating loss carryforwards. The Company's effective tax rate was 42.2% and 42.0%, respectively, for the three and nine months ended September 30, 1999 and 32.1% and 29.4%, for the same periods in 1998.

FINANCIAL CONDITION, CAPITAL RESOURCES & LIQUIDITY AND ASSET QUALITY

ASSETS

LOANS RECEIVABLE

GENERAL

         The Company's loan portfolio consists almost exclusively of loans secured by real estate located in Southern California. The table below sets forth the composition of the Company's loan portfolio as of the dates indicated (dollars are in thousands).

                                               SEPTEMBER 30, 1999                    DECEMBER 31, 1998
                                          ----------------------------       --------------------------------
                                            BALANCE            PERCENT          BALANCE               PERCENT
                                          ------------         -------       ------------             -------
Single family                             $    636,036           38.2%       $    576,032              35.9%
Income property
      Multi-family (1)                         226,308           13.6             250,876              15.6
      Commercial (1)                           207,484           12.5             222,558              13.9
      Development (2)                          140,986            8.5              78,425               4.9
Land (3)                                        86,543            5.2              69,581               4.3
Single family construction
      Single residence (4)                     288,823           17.3             275,888              17.2
      Tract                                     36,546            2.2              85,942               5.3
Other                                           41,013            2.5              46,615               2.9
                                          ------------          -----        ------------      ------------
GROSS LOANS RECEIVABLE (5)                   1,663,739          100.0%          1,605,917             100.0%
                                                                =====                                  ====

LESS

      Undisbursed funds                       (204,282)                          (256,096)
      Deferred fees and credits, net            (2,337)                            (5,919)
      Allowance for estimated losses           (22,694)                           (17,111)
                                          ------------                       ------------
NET LOANS RECEIVABLE                      $  1,434,426                       $  1,326,791
                                          ============                       ============

-------------------


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

         The following table sets forth the approximate composition of the Company's gross new loan commitments, net of internal refinances, for the periods indicated, in dollars and as a percentage of total loans originated (dollars are in thousands).

                                             THREE MONTHS ENDED                         NINE MONTHS ENDED
                                             SEPTEMBER 30, 1999                        SEPTEMBER 30, 1999
                                      -----------------------------             -----------------------------
  TYPES OF COLLATERAL                  AMOUNT                   %                AMOUNT                   %
--------------------------            --------                -----             --------                -----
Single family (1)                     $ 89,900                 54.3%            $215,300                 41.1%
Income property
      Multi-family                       3,500                  2.1               18,000                  3.4
      Commercial (2)                    17,000                 10.3               50,700                  9.7
      Development (3)                   13,300                  8.0               53,200                 10.2
Land (4)                                14,300                  8.6               39,400                  7.5
Single family construction
      Single residence (5)              24,700                 14.9              129,500                 24.7
      Tract (6)                          3,000                  1.8                9,700                  1.9
Other (7)                                   --                   --                7,700                  1.5
                                      --------                -----             --------                -----
                                      $165,700                100.0%            $523,500                100.0%
                                      ========                =====             ========                =====

--------------------

(1)      Includes unfunded commitments of $0.2 million as of September 30, 1999.

(2)      Includes unfunded commitments of $2.0 million as of September 30, 1999.

(3) Includes unfunded commitments of $25.9 million as of September 30, 1999.

(4)      Includes unfunded commitments of $9.2 million as of September 30, 1999.

(5) Includes unfunded commitments of $67.1 million as of September 30, 1999.

(6)      Includes unfunded commitments of $4.4 million as of September 30, 1999.

(7)      Includes unfunded commitments of $5.5 million as of September 30, 1999.


ASSET QUALITY

Nonaccrual and Troubled Debt Restructured Loans

         The Company generally places a loan on nonaccrual status when (1) it becomes 30 or more days delinquent or (2) management believes that, with respect to a performing loan, continued collection of principal and interest from the borrower is not reasonably assured.

         The following table provides information regarding the Company's nonaccrual loans as of the dates indicated (dollars are in thousands).


                                                     SEPTEMBER 30,       DECEMBER 31,
                                                         1999                1998
                                                     -------------       ------------
         NONACCRUAL LOANS
         Loans past due 90 days or more                $13,502             $13,042
         Loans past due 30-89 days (1)                   8,091              20,002
         Other nonaccrual loans                          4,800              14,644
                                                       -------             -------
               TOTAL (2)                               $26,393             $47,688
                                                       =======             =======

         RATIO OF TOTAL NONACCRUAL LOANS TO
         Total assets                                      1.7%                3.4%
         Net loans receivable                              1.8%                3.6%
         Core capital plus General Reserves               17.4%               39.5%

---------------------

(1) Excludes a $2.2 million loan that was delinquent and accruing at September 30, 1999, which was paid in full on October 1, 1999.

(2) Includes $10.0 million and $2.7 million of troubled debt restructured loans ("TDRs") at September 30, 1999 and December 31, 1998, respectively. Excludes $26.4 million and $31.6 million of TDRs which were performing in accordance with their modified terms at September 30, 1999 and December 31, 1998, respectively.

         Nonperforming assets ("NPAs"), which consist of the carrying value of properties acquired through foreclosure and loan principal delinquent three or more payments, were at $14.7 million at September 30, 1999 (or 0.9% of total assets). By comparison, NPAs were $17.1 million (or 1.2% of total assets) at December 31, 1998.

         The dollar amounts of nonaccrual and nonperforming loans have steadily declined over the past several years, reaching their current level of $26.4 million and $13.5 million, respectively, at September 30, 1999, or 1.7% and 0.8%, respectively, of total assets, their lowest level since the 1980's. Because a portion of the Company's lending involves greater potential risk than conventional lending, and because certain of the Company's loans are large relative to the Company's and the Bank's capital, management expects that the dollar amount of the Company's nonaccrual and nonperforming loans is likely to be more volatile than that of its competitors. Accordingly, the Company's earnings may be measurably affected by periodic changes in the dollar amounts of nonaccrual and nonperforming loans.

Classified Assets

         The table below sets forth information concerning the Company's classified assets as of the dates indicated. Classified assets include REO, delinquent loans and performing loans which have been adversely classified pursuant to OTS regulations and guidelines ("Performing/Classified" loans) (dollars are in thousands).


                                                               SEPTEMBER 30,           DECEMBER 31,
                                                                   1999                   1998
                                                               -------------           ------------
Real estate owned, net                                          $    1,175             $    4,070
Total nonaccrual loans                                              26,393                 47,688
                                                                ----------             ----------
Gross nonaccrual assets                                             27,568                 51,758
Performing loans classified substandard or lower (1)                65,938                 45,397
                                                                ----------             ----------
Gross classified assets                                         $   93,506             $   97,155
                                                                ==========             ==========
Gross classified loans                                          $   92,331             $   93,085
                                                                ==========             ==========
Gross loans receivable                                          $1,457,120             $1,343,902
                                                                ==========             ==========
Bank core capital                                               $  130,622             $  108,673
                                                                ==========             ==========
Bank risk-based capital                                         $  143,332             $  119,400
                                                                ==========             ==========
Ratio of classified assets to:
  Loans receivable                                                     6.4%                   7.2%
                                                                ==========             ==========
  Core capital                                                        71.6%                  89.4%
                                                                ==========             ==========
  Risk-based capital                                                  65.2%                  81.4%
                                                                ==========             ==========

---------------------

(1) Includes $18.1 million in loans at December 31, 1998, of which $13.1 million were past due for maturity but current with respect to interest and, if applicable, principal payments; all $18.1 million of loans were renewed, paid current, or paid off during the first quarter of 1999.

         The table below sets forth information concerning the Company's gross classified loans, by category, as of September 30, 1999 (dollars are in thousands).


                                           DELINQUENT LOANS                 OTHER
                                     ---------------------------          NONACCRUAL         PERFORMING
                                     90+ DAYS         30-89 DAYS           LOANS(1)             LOANS              TOTAL
                                     --------         ----------          ----------           -------            -------
Single family                         $11,527            $ 3,789            $ 2,500            $26,909            $44,725
Income property                            --                 --                 --                196                196
    Multi-family                           --                 --                 --             21,529             21,529
    Commercial                             --                 --                 --                 --                 --
    Development                            --              6,508              2,300              9,310             18,118
Land                                       --                 --                 --                 --                 --
Single family construction
    Single residence                       --                 --                 --              5,512              5,512
    Tract                               1,946                 --                                    --              1,946
Other                                      29                  2                 --                274                305
                                      -------            -------            -------            -------            -------
TOTAL                                 $13,502            $10,299            $ 4,800            $63,730            $92,331
                                      =======            =======            =======            =======            =======

---------------------

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

         The table below sets forth the general and specific allowance for estimated credit losses for the Company's loan portfolio as of September 30, 1999 (dollars are in thousands).

                                                                    LOANS
                                                       -------------------------------
                                                       PERFORMING           DELINQUENT            TOTAL
                                                       ----------           ----------            -----
         Specific reserves                               $   494             $ 1,074             $ 1,568
         General reserves                                 20,004               1,122              21,126
                                                         -------             -------             -------
         TOTAL                                           $20,498             $ 2,196             $22,694
                                                         =======             =======             =======
         PERCENTAGES
           % of total reserves to gross loans               1.43%               9.22%               1.56%
           % of general reserves to net loans               1.40%               4.94%               1.45%


         The table below summarizes the activity of the Company's allowance for estimated credit losses for the periods indicated (dollars are in thousands).


                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                  SEPTEMBER 30                        SEPTEMBER 30
                                          -----------------------------       -----------------------------
                                             1999               1998              1999              1998
                                          -----------       -----------       -----------       -----------
LOANS

Average loans outstanding                 $ 1,437,346       $ 1,146,124       $ 1,395,125       $ 1,020,795
                                          ===========       ===========       ===========       ===========

Total allowance for estimated credit
      losses at beginning of period       $    20,323       $    14,541       $    17,111       $    13,274
Provision for estimated credit losses           3,500             1,950             9,000             5,185
Charge-offs
      Single family(1)                            (80)             (326)           (1,856)           (1,061)
      Income property
          Multi-family                           (186)               (5)             (186)           (1,038)
          Commercial                                                 --              (512)             (200)
          Other                                  (863)                               (863)
                                          -----------       -----------       -----------       -----------
Total charge-offs                              (1,129)             (331)           (3,417)           (2,299)
                                          -----------       -----------       -----------       -----------
TOTAL ALLOWANCE FOR ESTIMATED CREDIT
      LOSSES AT END OF PERIOD             $    22,694       $    16,160       $    22,694       $    16,160
                                          ===========       ===========       ===========       ===========
Ratio of charge-offs to average loans
      outstanding during the period              0.08%             0.03%             0.24%             0.23%

REAL ESTATE OWNED
Total allowance for estimated losses
      at beginning of period              $        38       $        12       $        45       $     2,563
Provision for estimated losses                     --                --                80                15
Charge-offs                                        --               (12)              (87)           (2,578)
                                          -----------       -----------       -----------       -----------
Total allowance for estimated losses
      at end of period                    $        38       $        --       $        38       $        --
                                          ===========       ===========       ===========       ===========

---------------------

         (1) In April 1999, the Bank sold a single family loan which resulted in a charge-off of $1.5 million.

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

                                             SEPTEMBER 30, 1999                    DECEMBER 31, 1998
                                      -------------------------------      -------------------------------
                                                           PERCENT OF                         PERCENT OF
                                                          RESERVES TO                        RESERVES TO
                                                        TOTAL LOANS (1)                    TOTAL LOANS (1)
                                      BALANCE             BY CATEGORY      BALANCE           BY CATEGORY
                                      -------           ---------------    -------         ---------------
Single family                         $ 4,687                0.74%         $ 7,836               1.36%
Income Property
      Multi-family                        736                0.33%           1,063               0.42%
      Commercial                        5,548                2.67%           4,334               1.95%
      Development                       2,302                1.63%             354               0.45%
Land                                    2,800                3.24%             293               0.42%
Single family construction
      Single residence                  2,479                0.86%             789               0.29%
      Tract                               816                2.23%           1,092               1.27%
Other                                   3,326                8.11%           1,350               2.90%
                                      -------                              -------
                                      $22,694                1.56%         $17,111               1.28%
                                      =======                              =======

---------------------

         (1) Percent of allowance for estimated credit losses to gross loan commitments, which include the undisbursed portion of such commitments. The change in the percentage of reserves to total loans by category is a result of different levels of classified assets within each category. Also in June 1999, the Bank changed its reserve methodology to individually risk weight a vast majority of certain types of loans.

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

         The table below summarizes the composition of the Company's REO at the dates indicated (dollars are in thousands).


                                             SEPTEMBER 30,        DECEMBER 31,
                                                1999                 1998
                                             -------------        ------------
Single family                                  $ 1,213             $ 2,509
Income property
      Multi-family                                  --                 213
      Commercial                                    --               1,393
                                               -------             -------
GROSS INVESTMENT (1)                             1,213               4,115
Less allowance for estimated losses                (38)                (45)
                                               -------             -------
NET REAL ESTATE OWNED                          $ 1,175             $ 4,070
                                               =======             =======

---------------------

         (1) Fair value of collateral at foreclosure, plus post-foreclosure capitalized costs.

In August 1999, the Bank acquired a property with a carrying value of $6.24 million, which was sold for $6.27 million. The Bank made a loan in connection with the sale of the property and recorded $32 thousand in deferred profit, which will be recognized upon maturity in August 2000.

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

                                                SEPTEMBER 30, 1999                              DECEMBER 31, 1998
                                  -----------------------------------------      ------------------------------------------
       PRODUCT TYPE                 BALANCE             WAIR           WARM       BALANCE              WAIR            WARM
-----------------------------     ----------            -----          ----      ----------            ----            ----
Non-interest bearing checking     $   27,196            0.00%           --       $   20,275            0.00%
Checking/NOW                          38,839            2.11%           --           35,596            2.03%             --
Passbook                              23,883            1.59%           --           25,723            2.10%             --
Money market                         166,687            4.35%           --          104,137            4.53%             --
Certificates of deposit
      7 day maturities                32,173            4.08%           --           36,091            4.08%             --
      Less than 6 months              57,242            5.17%            2            5,688            4.60%              2
      6 months to 1 year             168,356            5.07%            4          207,964            5.25%              3
      1 year to 2 years              543,535            5.23%            7          537,815            5.51%              7
      Greater than 2 years            35,582            5.22%           14           46,161            5.40%             16
                                  ----------                                     ----------
                                  $1,093,493            4.71%            5       $1,019,450            4.98%              5
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


                         SEPTEMBER 30, 1999                   DECEMBER 31, 1998
                     -------------------------            -------------------------
ORIGINAL TERM        PRINCIPAL            RATE            PRINCIPAL            RATE
                     ---------            ----            ---------            ----
60 Months             $310,000            5.24%            $215,000            5.36%
120 Months              49,000            4.36%              49,000            4.36%
                     ---------                            ---------
                      $359,000            5.12% (1)        $264,000            5.18% (1)
                     =========                            =========

---------------------

         (1)      Weighted average

The weighted average remaining term of the Company's FHLB advances was 4 years and 6 months and 5 years and 3 months as of September 30, 1999 and December 31, 1998, respectively. All of the Company's FHLB advances outstanding at September 30, 1999, with the exception of one, contain options which allow the FHLB to call the advances prior to maturity, subject to an initial non-callable period of one-to-three years from origination.

SENIOR NOTES

         On December 31, 1997, the Company issued $40.0 million of Senior Notes due 2004. These Senior Notes bear interest payable semiannually at a rate of 12.5%, and are callable after December 31, 2002. Interest is required to be paid semiannually at the stated interest rate.

STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL

         The Company's capital consists of common stockholders' equity, which at September 30, 1999 amounted to $92.2 million and which equaled 5.8% of the Company's total assets.

         The following table summarizes the regulatory capital requirements under the Home Owners' Loan Act ("HOLA") for the Bank as of September 30, 1999. As indicated in the table, the Bank's capital levels exceed all three of the currently applicable minimum HOLA capital requirements (dollars are in thousands).


                                    TANGIBLE CAPITAL                   CORE CAPITAL                       RISK-BASED CAPITAL
                            ------------------------------    -------------------------------     ------------------------------
                               BALANCE             %             BALANCE              %              BALANCE             %
                            -------------    -------------    -------------     -------------     -------------    -------------
Stockholders' equity (1)    $     130,622                     $     130,622                       $     130,622
Adjustments
      General reserves                 --                                --                              14,036
      Other (2)                        --                                --                              (1,326)
                            -------------    -------------    -------------     -------------     -------------    -------------
Regulatory capital                130,622             8.19%         130,622              8.19%          143,332            12.86%
Required minimum                   23,931             1.50           63,800              4.00            89,200             8.00
                            -------------    -------------    -------------     -------------     -------------    -------------
Excess capital              $     106,691             6.69%   $      66,822              4.19%    $      54,132             4.86%
                            =============    =============    =============     =============     =============    =============
Adjusted assets (3)         $   1,595,388                     $   1,595,388                       $   1,114,457
                            =============                     =============                       =============

---------------------

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

         As of September 30, 1999, the most recent notification from the OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios and the capital amounts and ratios required in order for an institution to be "well capitalized" and "adequately" capitalized are presented in the table below (dollars are in thousands).


                                                                       TO BE CATEGORIZED AS           TO BE CATEGORIZED AS
                                                                      ADEQUATELY CAPITALIZED            WELL CAPITALIZED
                                                                     UNDER PROMPT CORRECTIVE         UNDER PROMPT CORRECTIVE
                                                ACTUAL                  ACTION PROVISIONS               ACTION PROVISIONS
                                      -----------------------        ------------------------       ------------------------
                                       AMOUNT          RATIOS         AMOUNT           RATIOS        AMOUNT           RATIOS
                                      --------          -----        --------          ------       --------          ------
AS OF SEPTEMBER 30, 1999
Total Capital
  (to Risk Weighted Assets)           $143,332          12.86%       $ 89,200           8.00%       $111,446          10.00%
Core Capital
  (to Adjusted Tangible Assets)        130,622           8.19%         63,800           4.00%         79,769           5.00%
Tangible Capital
  (to Tangible Assets)                 130,622           8.19%         23,931           1.50%            N/A            N/A
Tier 1 Capital
  (to Risk Weighted Assets)            130,622          11.72%            N/A            N/A          66,867           6.00%

AS OF DECEMBER 31, 1998
Total Capital
  (to Risk Weighted Assets)           $119,400          11.10%       $ 86,090           8.00%       $107,612          10.00%
Core Capital
  (to Adjusted Tangible Assets)        108,673           7.65%         56,804           4.00%         71,005           5.00%
Tangible Capital
  (to Tangible Assets)                 108,673           7.65%         21,302           1.50%            N/A            N/A
Tier 1 Capital
  (to Risk Weighted Assets)            108,673          10.10%            N/A            N/A          64,567           6.00%

         The OTS has authority, after an opportunity for a hearing, to downgrade an institution from "well capitalized" to "adequately capitalized" or to subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower category, if the OTS deems such action to be appropriate as a result of supervisory concerns.

CAPITAL RESOURCES AND LIQUIDITY

         Hawthorne Financial Corporation maintained cash and cash equivalents of $.9 million at September 30, 1999. Hawthorne Financial Corporation has no other significant assets beyond its investment in the Bank. As discussed elsewhere in this report, the Company paid its June 1999 semiannual interest payment on its Senior Notes from its current liquidity. The Company will be dependent upon the Bank for dividends in order to make future semiannual interest payments. The ability of the Bank to provide dividends to Hawthorne Financial Corporation is governed by applicable regulations of the OTS. Based upon these regulations, the Bank's supervisory rating, and the Bank's current and projected earnings rate, management fully expects the Bank to maintain the ability to provide dividends to Hawthorne Financial Corporation, as necessary, for the payment of interest on the Company's Senior Notes.

         The Company's liquidity position refers to the extent to which the Company's funding sources are sufficient to meet its current and long-term cash requirements. Federal regulations currently require a savings association to maintain a monthly average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances, and specified United States Government, state or federal agency obligations) equal to 4.0% of the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar quarter. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4.00% to 10.00% of such accounts and borrowings depending upon economic conditions and the deposit flows of member associations. Monetary penalties may be imposed for failure to meet this liquidity ratio requirement. The Company's liquidity for the calculation period ended September 30, 1999 was 10.46%, which exceeded the applicable minimum requirements.

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

YEAR 2000 COMPLIANCE

         The following constitutes a "Year 2000 Readiness" disclosure under the Year 2000 Information and Readiness Disclosure Act.

         The Year 2000 issue refers to the inability of some computers to read the Year 2000 correctly. To conserve storage space, many older computers were programmed to read dates using only the last two digits of the century. When the Year 2000 arrives, these computers may interpret "00" as the year 1900. If a bank does not resolve problems related to the Year 2000 issue, computer systems may incorrectly compute payment, interest, or delinquency information. In addition, because payment and other important data systems are linked by computer, if the banks or other third parties with which the Company conducts ongoing operations do not resolve this potential problem in time, the Company may experience significant data processing delays, mistakes or failures. These delays, mistakes or failures may have a significant adverse impact on the financial condition, results of operations, and cash flows of the Company.

         In 1997, the Company adopted a plan to address Year 2000 issues and also created a Year 2000 committee. The Year 2000 project was divided into five phases: the Awareness phase, the Assessment phase, the Renovation phase, the Validation phase, and the Implementation phase. All phases have been successfully completed.

         In 1998, the Company completed the process of converting from an outsourced, host-based computer system to an in-house client-server computer system. This loan/deposit accounting software was certified as Year 2000 compliant and was tested by the vendor. The Company also tested the system by creating a database that rolled forward systematically until it processed data into what it believed was early 2000. The test results were predictable and no issues were noted.

         The Company has also addressed the Year 2000 efforts of other critical third party vendors and service providers. Year 2000 compliance certifications have been obtained from these critical vendors/service providers and testing has been performed in accordance with the Company's testing plan. The systems that have been tested include, but are not limited to, the following: (1) deposit system; (2) loan payment system; (3) loan origination system; (4) accounting system; (5) ATMs; (6) wire transfer system; and (7) direct deposit interfaces. Year 2000 testing occurs on a continual basis upon receipt of all new releases of Year 2000 compliant hardware and software.

         While the Company anticipates a smooth transition into the Year 2000, there is no way to guarantee that the Company has eliminated every conceivable problem that might affect its systems or those controlled by third parties. Accordingly, the Company has developed a comprehensive contingency plan outlining emergency procedures should key services be disrupted. In addition, the Company has identified the following worst case scenarios that could occur as a result of the calendar date change: (1) loss of electrical power, (2) loss of communication systems, (3) loss of water, (4) failure of a security system,
(5) failure of a critical third party system, (6) failure of an operating system, (7) failure of a critical third party electronic data interface, (8) equipment failure, and (9) large deposit account withdrawals. The Company's contingency plan provides for alternative methods of conducting business for critical functions in the event one or more of these circumstances occurs.

         The Company has conducted an extensive review of all of its critical third party software service providers' Year 2000 compliance efforts. In the process, the Company identified five critical core data systems that are third party supported or developed. All of these providers have asserted that their systems are compliant.

         The Company has also identified twenty critical service providers (non-data service related) of which seventeen have asserted that they are Year 2000 compliant. Two providers have indicated that they will be Year 2000 ready by the end of the year and one provider has not committed to a date of compliance. Contingency plans have been developed for those who have not yet submitted compliance statements. While the Company has received assurances from providers as to compliance, such assurances are not guarantees and may not be enforceable. With respect to equipment, Year 2000 testing of servers and PC's in workstations has been successfully completed.

         The Company's loan portfolio consists almost entirely of real estate secured loans. While the financial condition of any borrower is susceptible to Year 2000 problems, the Company believes that its credit risk relating to Year 2000 issues is greater with commercial mortgage loans where the borrowers have an ongoing business. In September 1998, the Company began reviewing all of its commercial mortgage loans maturing after December 31, 1999 to identify those borrowers having ongoing business operations as property securing the Company's loans. As a result of this review, as of September 30, 1999, the Company had identified seven borrowers with aggregate outstanding loans of approximately $45.2 million maturing after December 31, 1999, which would fit into this higher risk profile. The Company performs quarterly evaluations on these borrowers to monitor their compliance status. If the borrowers are non-compliant, the Company will have difficulty in assessing whether such non-compliance will adversely affect the borrowers' ability to service the loans. Further, the financial condition of these borrowers (and all borrowers) may be adversely affected if their major customers or providers of critical goods and services (including telephone, gas, water, and electricity) are not Year 2000 compliant.

         The expense incurred and to be incurred by the Company to ensure Year 2000 compliance is substantially integrated and was included with the expense associated with the planned conversion of its computer-based systems. The Company incurred approximately $3.8 million in costs related to its data processing conversion and implementation of the Year 2000 plan. Approximately $1.2 million and $0.4 million of these costs were expensed during 1998 and 1999, respectively. The Company capitalized $2.1 million of these costs which are amortized over a three year period and expensed the remaining $0.1 million of these costs during 1999. The Company does not anticipate any material additional expenses in 1999 related to Year 2000 software or hardware.

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

         The Company's interest rate risk strategy emphasizes the management of asset and liability balances within repricing categories in order to limit the Bank's exposure to earnings variations as well as variations in the value of assets and liabilities due to changes in interest rates over time. The Company does not currently utilize off balance sheet hedging instruments in order to hedge its interest rate exposure. Instead, the Company utilizes interest rate floors, prepayment penalties, and exit fees on its new loans to mitigate the risk of interest margin compression. Additionally, the Company hedges such exposure internally by extending the duration of interest-bearing liabilities through the use of FHLB advances, to better match the repricing sensitivity of the interest-earning assets.

         The following table sets forth information concerning sensitivity of the Company's interest-earning assets and interest-bearing liabilities as of September 30, 1999. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual maturities of the assets and liabilities, except that adjustable-rate loans are included in the period in which they are first scheduled to adjust and not in the period in which they mature. Such assets and liabilities are classified by the earlier of maturity or repricing date (dollars are in thousands).


                                                                      SEPTEMBER 30, 1999
                                         ----------------------------------------------------------------------------------
                                                       OVER THREE     OVER SIX       OVER ONE
                                           THREE         THROUGH      THROUGH          YEAR           OVER
                                           MONTHS         SIX          TWELVE        THROUGH          FIVE
                                          OR LESS        MONTHS        MONTHS       FIVE YEARS        YEARS        TOTAL
                                         ----------    ----------    ----------     ----------     ----------    ----------
INTEREST-EARNING ASSETS
      Cash and cash equivalents(1)       $      100    $       --    $       --     $       --     $       --    $      100
      Investments and FHLB Stock             20,701            --            --             --             --        20,701
      Loans(2)                              957,368       296,904        41,399         45,252        118,534     1,459,457
                                         ----------    ----------    ----------     ----------     ----------    ----------
TOTAL INTEREST-EARNING ASSETS            $  978,169    $  296,904    $   41,399     $   45,252     $  118,534    $1,480,258
                                         ==========    ==========    ==========     ==========     ==========    ==========

INTEREST-BEARING LIABILITIES
      Deposits
          Transaction accounts           $  232,846    $       --    $       --     $       --     $       --    $  232,846
          Certificates of deposit           270,959       195,566       273,285         97,078             --       836,888
      FHLB advances                                            --            --        310,000         49,000       359,000
      Senior notes                                             --            --             --         40,000        40,000
                                         ----------    ----------    ----------     ----------     ----------    ----------
TOTAL INTEREST-BEARING LIABILITIES       $  503,805    $  195,566    $  273,285     $  407,078     $   89,000    $1,468,734
                                         ==========    ==========    ==========     ==========     ==========    ==========
Interest rate sensitivity gap            $  474,364    $  101,338    $ (231,886)    $ (361,826)    $   29,534    $   11,524
Cumulative interest rate
      sensitivity gap                       474,364       575,702       343,816        (18,010)        11,524        11,524
Cumulative interest rate
      sensitivity gap as a percentage
      of total interest earning assets         32.0%         38.9%         23.2%          (1.2%)          0.8%          0.8%

---------------------

         (1)      Excludes noninterest earning cash balances.

         (2) Loans include $26.4 million of nonaccrual loans, and are exclusive of loan loss reserves.

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

         Presented below, as of September 30, 1999, is an analysis of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100, 200 and 300 basis points in market interest rates, in either direction. These results reflect that the Bank has "minimal interest rate risk exposure" based on the OTS guidelines (dollars are in thousands).


                         NET PORTFOLIO VALUE
                   ---------------------------------
 CHANGE                                $ CHANGE FROM              NPV              % CHANGE FROM
IN RATES           $ AMOUNT               BASECASE               RATIO               BASECASE
--------           --------            -------------             -----             -------------
 +300 bp           $137,161                (10,490)               8.68%               -0.52%
 +200 bp            144,296                 (3,355)               9.06%               -0.13%
 +100 bp            147,309                   (342)               9.21%                0.01%
basecase            147,651                     --                9.20%                  --
 -100 bp            149,384                  1,733                9.25%                0.05%
 -200 bp            143,201                 (4,450)               8.80%               -0.40%
 -300 bp            138,592                 (9,059)               8.46%               -0.74%

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

                  The Bank is a defendant in an action entitled Takaki vs. Hawthorne Savings and Loan Association, filed in the Superior Court of the State of California, Los Angeles. The plaintiffs were owners of real property which they sold in early 1992 to a third party. The Bank provided escrow services in connection with the transaction. A substantial portion of the consideration paid to the plaintiffs took the form of a deed of trust secured by another property then owned by an affiliate of the purchaser. The value of the collateral securing this deed of trust ultimately proved to be inadequate. The plaintiffs alleged that the Bank knew, or should have known, that the security that the plaintiffs received as sellers was inadequate and should have so advised them. In June 1997, a jury found for the plaintiffs and awarded compensatory and punitive damages totaling $9.1 million. In July 1997, the trial judge reduced the combined award to $3.3 million. The Bank filed an appeal and in July, 1998, the Appellate Court remanded the case to the Superior Court with directions to dismiss the fraudulent concealment, misrepresentation and punitive damages claims and to conduct a new trial pertaining solely to damages arising from negligence, in particular to determine whether any negligence of the Bank contributed to the plaintiffs' injury and, if so, to apportion liability for negligence between the Bank and the plaintiffs. On March 30, 1999, the jury returned a verdict in favor of the plaintiffs in the amount of $2.4 million. In May 1999, the Bank filed a notice of appeal from the judgment and posted an Appeal Bond with the court to stay plaintiffs' enforcement of the judgment pending the Appellate Court's decision. The Bank believes that there is a reasonable likelihood that its position will ultimately be upheld on appeal and accordingly, that no amounts having a materially adverse effect on the Bank's or the Company's financial conditions or operations will be paid by the Bank to the plaintiffs in this matter. There can be no assurances that this will be the case however.

                  The Bank is a defendant in an action entitled Mells v. Hawthorne, filed in the Superior Court of the State of California, San Diego. Plaintiffs alleged that the Bank concealed and misrepresented the severity of defects in a house that the Bank sold to them. On September 20, 1999, a second amended judgment was entered on behalf of the plaintiffs for $767 thousand which includes attorney's fees and costs. In October, the Bank filed a notice of appeal from the judgment and posted an Appeal Bond with the court to stay plaintiffs' enforcement of the judgment pending the Appellate Court's decision. The Bank intends to vigorously pursue its position and believes that there is a reasonable likelihood that the amount of the judgment will be reduced and, accordingly, that no amounts having a materially adverse effect on the Bank's or the Company's financial condition or operations will be paid by the Bank to the plaintiffs in this matter. However, there can be no assurances that this will be the case.

                  The Company is involved in a variety of other litigation matters in the ordinary course of its business, and anticipates that it will become involved in new litigation matters from time to time in the future. Based on the current assessment of these existing other matters, management does not presently believe that any one of these existing other matters is likely to have material adverse impact on the Company's financial condition or result of operations. However, the Company will incur legal and related costs in connection with the litigation and may from time to time determine to settle some or all of the cases, regardless of management's assessment of the Company's legal position. The amount of legal defense costs and settlements in any period will depend on many factors, including the status of cases (and the number of cases that are in trial or about to be brought to trial) and the opposing parties aggressiveness in pursuing their cases and their perception of their legal position. Further, the inherent uncertainty of jury or judicial verdicts makes it impossible to determine with certainty the Company's maximum cost in any pending litigation. Accordingly, the Company's litigation costs and expenses may vary materially from period to period, and no assurance can be given that these costs will not be material in any particular period.

ITEM 2. CHANGES IN SECURITIES - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         1.       Reports on Form 8-K

                  No current reports on Form 8-K were filed for the three months ended September 30, 1999

         2.       Other required exhibits - Exhibit 27.1 - Financial Data
                  Schedule




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         HAWTHORNE FINANCIAL CORPORATION



Dated November 15, 1999                        /s/ SCOTT A. BRALY
                                               -------------------------------
                                               Scott A. Braly
                                               President and
                                               Chief Executive Officer


Dated November 15, 1999                        /s/ SIMONE LAGOMARSINO
                                               -------------------------------
                                               Simone Lagomarsino
                                               Executive Vice President and
                                               Chief Financial Officer