Form 10-K
period 1999-12-31
HAWTHORNE FINANCIAL CORP
filed 2000-03-30
CIK 46267

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM__________ TO__________ .

                         COMMISSION FILE NUMBER: 0-1100

                        HAWTHORNE FINANCIAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                           95-2085671
 (STATE OR OTHER JURISDICTION OF INCORPORATION OR          (I.R.S. EMPLOYER IDENTIFICATION NO.)
                   ORGANIZATION)

         2381 ROSECRANS AVENUE, 2ND FLOOR
              EL SEGUNDO, CALIFORNIA                                       90245
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

     As of February 25, 2000, the aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $38,637,556 (based upon the last reported sales price of the Common Stock as reported by the Nasdaq National Market). Shares of Common Stock held by each executive officer, director, and shareholders with beneficial ownership of greater than 10% of the outstanding Common Stock of the registrant and persons or entities known to the registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of Common Stock, par value $0.01 per share, of the Registrant outstanding as of February 25, 2000 was 5,544,301 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Annual Report incorporates by reference portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant's 2000 Annual Meeting of Stockholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        HAWTHORNE FINANCIAL CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.    Business....................................................    1
Item 2.    Properties..................................................   21
Item 3.    Legal Proceedings...........................................   22
Item 4.    Submission of Matters to a Vote of Security Holders.........   23
Item 4A.   Executive Officers..........................................   24
                                   PART II
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................   25
Item 6.    Selected Financial Data.....................................   26
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   28
Item 7A.   Quantitative and Qualitative Disclosure about Market
           Risks.......................................................   39
Item 8.    Financial Statements and Supplementary Data.................   40
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   40
                                  PART III
Item 10.   Directors and Executive Officers of the Registrant..........   41
Item 11.   Executive Compensation......................................   41
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   41
Item 13.   Certain Relationships and Related Transactions..............   41
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................   41

           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     When used in this Form 10-K or future filings by Hawthorne Financial Corporation ("Company") with the Securities and Exchange Commission ("SEC"), in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers that all forward-looking statements are necessarily speculative and not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Also, the Company wishes to advise readers that various risks and uncertainties could affect the Company's financial performance and cause actual results for future periods to differ materially from those anticipated or projected. Specifically, the Company cautions readers that the following important factors could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company:

     - Economic Conditions. The Company's results are strongly influenced by general economic conditions in its market area. Accordingly, deterioration in these conditions could have a material adverse impact on the quality of the Company's loan portfolio and the demand for its products and services. In particular, changes in economic conditions in the real estate industry may affect its performance.

     - Interest Rate Risk. The Company realizes income principally from the differential or spread between the interest earned on loans, investments, and other interest-earning assets, and the interest paid on deposits and borrowings. The volumes and yields on loans, deposits, and borrowings are affected by market interest rates. As of December 31, 1999, 87.5% of the Company's net loan portfolio was tied to adjustable-rate indices such as Prime Rate, 11th district cost of funds (COFI), MTA, CMT and LIBOR. The majority of the Company's deposits are time deposits with a stated maturity (generally one year or less) and a fixed rate of interest. The borrowings from the FHLB also carry a fixed interest rate for a term of up to 10 years, although the weighted average maturity of the borrowings as of December 31, 1999, was four years and six months.

       Changes in the market level of interest rates directly and immediately affect the Company's interest spread, and therefore profitability. Sharp and significant changes to market rates can cause the interest spread to shrink or expand significantly in the near term, principally because of the timing differences between the adjustable-rate loans and the maturities (and therefore repricing) of the deposits and borrowings.

       Rising interest rates can also adversely affect the Company's ability to earn money by (1) causing an increasing number of borrowers to cease making payments on their loans (because the required payments, which adjust with changes to the market interest rates, may have risen beyond their financial resources), and (2) reducing the volume of financing opportunities and new loan commitments (because higher interest rates tend to make the refinancing of real estate less attractive to owners, or because the availability of mortgage credit and equity funds is reduced, thereby dampening the liquidity of the region's property markets).

     - Government Regulation and Monetary Policy. All forward-looking statements presume a continuation of the existing regulatory environment and United States' government monetary policies. The banking industry is subject to extensive federal and state regulations, and significant new laws or changes in, or repeals of, existing laws may cause results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Company, primarily through open market operations in United States government securities, the discount rate for member bank borrowings and bank reserve requirements, and a material change in these conditions would be likely to have a material impact on the Company's results.

     - Competition. The Company competes with numerous other domestic and foreign financial institutions and non-depository financial intermediaries. The Company's results may differ if circumstances affecting the nature or level of competition change, such as the merger of competing financial institutions or the acquisition of California institutions by out-of-state companies.

     - Credit Quality. A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Company has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying its credit portfolio, but such policies and procedures may not prevent unexpected losses that could materially adversely affect the Company's results.

     - Other Risks. From time to time, the Company details other risks with respect to its business and/or financial results in press releases and filings with the SEC. Stockholders are urged to review the risks described in such releases and filings.

     The risks highlighted herein should not be assumed the only things that could affect future performance of the Company. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

                                     PART I

ITEM 1. BUSINESS

GENERAL

ORGANIZATION

     Hawthorne Financial Corporation ("Hawthorne Financial" or "Company"), a Delaware corporation organized in 1959, is a savings and loan holding company that owns 100% of the stock of Hawthorne Savings, F.S.B. ("Hawthorne Savings" or "Bank"). Hawthorne Savings was incorporated in 1950 and commenced operations on May 11, 1951. The Bank's seven full-service retail offices are located in Southern California.

     The Company originates real estate-secured loans throughout Southern California. These loans generally consist of (1) permanent loans collateralized by single family (one to four unit) residential property, (2) permanent and construction loans secured by multi-family residential and commercial real estate, (3) construction loans of single family residential homes and (4) the acquisition and development of land for the construction of such homes. The Company funds its loans predominately with retail deposits and, to a lesser extent, with advances from the Federal Home Loan Bank of San Francisco ("FHLB").

HAWTHORNE SAVINGS

     Hawthorne Savings is a federally chartered stock savings bank (referred to in applicable statutes and regulations as a "savings association") incorporated and licensed under the laws of the United States. The Bank is a member of the Federal Home Loan Bank of San Francisco ("FHLB"), which is a member bank of the Federal Home Loan Bank System. The Savings Association Insurance Fund ("SAIF"), which is a separate insurance fund administered by the Federal Deposit Insurance Corporation ("FDIC"), insures the Bank's deposit accounts up to the $100,000 maximum amount currently allowable under federal laws. The Bank is subject to examination and regulation by the Office of Thrift Supervision ("OTS") and the FDIC. Hawthorne Savings is further subject to regulations of the Board of Governors of the Federal Reserve System ("Federal Reserve Board") concerning reserves required to be maintained against deposits and certain other matters.

GENERAL

     The Company's only operating segment is the Bank. The Bank offers a variety of consumer banking products through its network of seven retail branches, which includes the traditional range of checking and savings accounts, money market accounts and certificates of deposit. The Bank's primary target market is the South Bay region of Southern California, where it currently ranks fifth in terms of deposit market share based on branch information provided to the FDIC as of June 30, 1999. The Bank also has branches in the San Fernando Valley and Westlake Village areas of Los Angles County.

     In connection with its principal business activities, the Company generates revenues from the interest and fees charged to customers and, to a much lesser extent, the interest earned on its portfolio of liquid investments. The Company's costs include primarily interest paid to depositors and to other providers of borrowed funds, and general and administrative expenses.

     The Company's lending activities include single-family residential, multi-family residential, commercial real estate loans for the construction of single family residential homes, and the acquisition and development of land for the construction of such homes. See "Item 1 -- Business -- Statistical Financial Data -- Loan Portfolio." The Company funds its loans predominately with its retail deposits and, to a lesser extent, with advances from the FHLB. See "Item 1 -- Business -- Statistical Financial Data -- Sources of Funds."

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

MARKET AREA AND COMPETITION

     The Company concentrates on marketing its services throughout Southern California. The Company's operating results and its growth prospects are most directly and materially influenced by (1) the health and vibrancy of the Southern California real estate markets and the underlying economic forces which affect such markets, (2) the overall complexion of the interest rate environment, including the absolute level of market interest rates and the volatility of such interest rates, (3) the prominence of competitive forces which provide customers of the Company with alternative sources of mortgage funds or investments which compete with the Company's products and services, and
(4) regulations promulgated by authorities, including those of the OTS, the FDIC and the FRB. The Company's success in identifying trends in each of these factors, and implementing strategies to exploit such trends, significantly influence the Company's long-term results and growth prospects.

     The Bank faces significant competition in California for new loans from commercial banks, savings and loan associations, credit unions, credit companies, Wall Street lending conduits, mortgage bankers, life insurance companies and pension funds. Some of the largest savings and loans and banks in the United States operate in California, and have extensive branch systems and advertising programs, which the Bank does not have. Large banks and savings and loans frequently also enjoy a lower cost of funds than the Bank and can therefore charge less than the Bank for loans. The Bank attempts to compensate for competitive disadvantages that may exist by providing a higher level of personal service to borrowers and "hands-on" involvement by senior officers to meet borrower's needs. Intense competition within the lending area has contributed to the Company has experienced a decline in the yield within the Company's commercial real estate lending portfolio over the last several years. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Net Interest Income."

     Generally, the Company competes for deposit funds with other Southern California-based financial companies, including banks, savings associations and thrift and loans. These companies generally compete with one another based upon price, convenience and service. Many of the Bank's competitors offer a greater array of products to customers than the Bank. For example, the Bank does not currently offer debit cards or internet banking, and thus has a competitive disadvantage to other commercial banks and savings associations in attracting depositors. The Bank attempts to compensate for the lack of a full array of services in its branches by providing superior personal service and will be focusing on enhancing products offered during 2000.

     Because the Company does not have a critical mass of retail banking facilities, and because its smaller size does not afford it the economies of scale to advertise its basic products to the extent of its principal competitors, the Company generally competes on price and, to a lesser extent, on service and convenience. The average tenure of all households with the Bank is approximately five years, which includes individuals over 55 years of age. The Company solicits deposits from the public throughout its service area and attained a cross-sell ratio (products per household) of 1.3 at December 31, 1999.

SUPERVISION AND REGULATION

GENERAL

     Savings and loan holding companies and savings associations are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the SAIF and not for the benefit of stockholders of the Company. The following information describes certain aspects of that regulation applicable to the Company and the Bank, and does not purport to be complete. The discussion is qualified in its entirety by reference to all particular statutory or regulatory provisions.

REGULATION OF THE COMPANY

     General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its subsidiaries, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

     Qualified Thrift Lender Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test or meets the definition of domestic building and loan association pursuant to section 7701 of the Internal Revenue Code of 1986, as amended (the "Code"). If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL or domestic building and loan association and were acquired in a supervisory acquisition. See "-- Regulation of the Bank -- Qualified Thrift Lender Test."

     Restrictions on Acquisitions. The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

     Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in OTS regulations, of a federally insured savings association without giving at least 60 days written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition. In addition, no company may acquire control of such an institution without prior OTS approval. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of a savings and loan holding company, from acquiring control of any savings association not a subsidiary of the savings and loan holding company, unless the acquisition is approved by the OTS. For additional restrictions on the acquisition of a unitary thrift holding company, see "-- Financial Services Modernization Legislation."

     Financial Services Modernization Legislation. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act"). The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a "Financial Holding Company." "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

     The Financial Services Modernization Act provides that no company may acquire control of an insured savings association after May 4, 1999, unless that company engages, and continues to engage, only in the financial activities permissible for a Financial Holding Company, unless grandfathered as a unitary savings and loan holding company. The Financial Institution Modernization Act grandfathers any company that was a unitary savings and loan holding company on May 4, 1999 (or becomes a unitary savings and loan holding company pursuant to an application pending on that date). Such a company may continue to operate under present law as long as the company continues to meet the two tests: it can control only one savings institution, excluding supervisory acquisitions, and each such institution must meet the QTL test. It further requires that a grandfathered unitary savings and loan holding company must continue to control at least one savings association, or a successor institution, that it controlled on May 4, 1999.

     The Financial Services Modernization Act also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a Financial Holding Company. Financial activities include all activities permitted under new sections of the Bank Holding Company Act of 1956 ("BHCA") or permitted by regulation.

     The Company and the Bank do not believe that the Financial Services Modernization Act will have a material adverse effect on the operations of the Company and the Bank in the near-term. However, to the extent that the act permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis and which unitary savings and loan holding companies already possess. Nevertheless, this act may have the result of increasing the amount of competition that the Company and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company and the Bank. In addition, because the Company may only be acquired by other unitary savings and loan holding companies or Financial Holding Companies, the legislation may have an anti-takeover effect by limiting the number of potential acquirors or by increasing the costs of an acquisition transaction by a bank holding company that has not made the election to be a Financial Holding Company under the new legislation.

REGULATION OF THE BANK

     As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments of the Bank must comply with various statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

     The OTS, in conjunction with the FDIC, regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies found in the operations of the Bank. The relationship between the Bank and depositors and borrowers is also regulated by federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of mortgage documents utilized by the Bank.

     The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC, or the Congress could have a material adverse impact on the Company, the Bank, and their operations.

     Insurance of Deposit Accounts. The Bank's deposit accounts are insured by the SAIF, as administered by the FDIC, up to the maximum amount permitted by law. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or the institution's primary regulator.

     The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system as of December 31, 1999, SAIF members paid within a range of 0 cents to 27 cents per $100 of domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Paperwork Reduction Act"), the Bank pays, in addition to its normal deposit insurance premium as a member of the SAIF, an amount equal to approximately 2.12 basis points toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. Under the Paperwork Reduction Act, the FDIC is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates. The Paperwork Reduction Act also provided for the merging of the BIF and the SAIF by January 1, 1999 provided there were no financial institutions still chartered as savings associations at that time. Although legislation to eliminate the savings association charter had been proposed, at January 1, 1999, financial institutions such as the Bank were still chartered as savings associations.

     Regulatory Capital Requirements. OTS capital regulations require savings associations to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) leverage capital (core capital) equal to 4% of total adjusted assets for all but the most highly rated institutions, and (3) risk-based capital equal to 8.0% of total risk-based assets. The Bank must meet each of these standards in order to be deemed in compliance with OTS capital requirements. In addition, the OTS may require a savings association to maintain capital above the minimum capital levels.

     Under OTS regulations, a savings association with a greater than "normal" level of interest rate exposure must deduct an interest rate risk ("IRR") component in calculating its total capital for purposes of determining whether it meets its risk-based capital requirement. Interest rate exposure is measured, generally, as the decline in an institution's net portfolio value that would result from a 200 basis point increase or decrease in market interest rates (whichever would result in lower net portfolio value), divided by the estimated economic value of the savings association's assets. The interest rate risk component to be deducted from total capital is equal to one-half of the difference between an institution's measured exposure and "normal" IRR exposure (which is defined as 2%), multiplied by the estimated economic value of the institution's assets. In August 1995, the OTS indefinitely delayed implementation of its IRR regulation. Based on information voluntarily supplied to the OTS, at December 31, 1999, the Bank would not have been required to deduct an IRR component in calculating total risk-based capital had the IRR component of the capital regulations been in effect.

     These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings associations, upon a determination that the savings association's capital is or may become inadequate in view of its circumstances. The OTS regulations provide that higher individual minimum regulatory capital requirements may be appropriate in circumstances where, among others: (1) a savings association has a high degree of exposure to interest rate risk, prepayment risk, credit risk, concentration of credit risk, certain risks arising from nontraditional activities, or similar risks or a high proportion of off-balance sheet risk; (2) a savings association is growing, either internally or through acquisitions, at such a rate that certain supervisory concerns may be presented that OTS regulations do not address; and (3) a savings association may be adversely affected by activities or condition of its holding company, affiliates, subsidiaries, or other persons, or savings associations with which it has significant business relationships. The Bank is not subject to any such individual minimum regulatory capital requirement.

     As shown below, the Bank's regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of December 31, 1999.

                                  TANGIBLE CAPITAL        CORE CAPITAL       RISK BASED CAPITAL
                                 ------------------    ------------------    -------------------
                                  BALANCE       %       BALANCE       %       BALANCE        %
    (DOLLARS IN THOUSANDS)       ----------    ----    ----------    ----    ----------    -----
Stockholders' equity...........  $  127,160      --    $  127,160      --    $  127,160       --
Adjustments:
  General reserves.............          --      --            --      --        14,115       --
  Other(1).....................          --      --            --      --        (1,460)      --
                                 ----------    ----    ----------    ----    ----------    -----
Regulatory capital.............     127,160    8.05%      127,160    8.05%      139,815    12.50%
Regulatory capital
  requirement..................      23,690    1.50        63,174    4.00        89,468     8.00
                                 ----------    ----    ----------    ----    ----------    -----
Excess capital.................  $  103,470    6.55%   $   63,986    4.05%   $   50,347     4.50%
                                 ==========    ====    ==========    ====    ==========    =====
Adjusted assets(2).............  $1,579,348            $1,579,348            $1,118,348
                                 ==========            ==========            ==========

---------------
(1) Includes the portion of non-residential construction loans that exceed a loan-to-value of 80%.

(2) The term "adjusted assets" refers to (i) the term "adjusted total assets" as defined in 12 C.F.R. Section 567.1 (a) for purposes of tangible and core capital requirements, and (ii) the term "risk-weighted assets" as defined in 12 C.F.R. Section 567.5 (d) for purposes of the risk-based capital requirements.

     The Home Owners' Loan Act ("HOLA") permits savings associations not in compliance with the OTS capital standards to seek an exemption from certain penalties or sanctions for noncompliance. Such an exemption will be granted only if certain strict requirements are met, and must be denied under certain circumstances. If the OTS grants an exemption, the savings association still may be subject to enforcement actions for other violations of law or unsafe or unsound practices or conditions.

     Prompt Corrective Action. The prompt corrective action regulation of the OTS, requires certain mandatory actions and authorizes certain other discretionary actions to be taken by the OTS against a savings association that falls within certain undercapitalized capital categories specified in the regulation.

     The regulation establishes five categories of capital classification: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulation, the risk-based capital, leverage capital, and tangible capital ratios are used to determine an institution's capital classification. At December 31, 1999, the Bank met the capital requirements of a "well capitalized" institution under applicable OTS regulations.

     In general, the prompt corrective action regulation prohibits an insured depository institution from declaring any dividends, making any other capital distribution, or paying a management fee to a controlling person if, following the distribution or payment, the institution would be within any of the three undercapitalized categories. In addition, adequately capitalized institutions may accept Brokered Deposits only with a waiver from the FDIC and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew, or roll-over Brokered Deposits.

     If the OTS determines that an institution is in an unsafe or unsound condition, or if the institution is deemed to be engaging in an unsafe and unsound practice, the OTS may, if the institution is well capitalized, reclassify it as adequately capitalized; if the institution is adequately capitalized but not well capitalized, require it to comply with restrictions applicable to undercapitalized institutions; and, if the institution is undercapitalized, require it to comply with certain restrictions applicable to significantly undercapitalized institutions.

     The Bank's actual capital amounts and ratios and the capital amounts and ratios required in order for an association to be well capitalized and adequately capitalized are presented in the table below.

                                                                                           TO BE WELL
                                                                      FOR CAPITAL          CAPITALIZED
                                                                        ADEQUACY            UNDER PCA
                                                    ACTUAL              PURPOSES           PROVISIONS
                                               -----------------    ----------------    -----------------
                                                AMOUNT     RATIO    AMOUNT     RATIO     AMOUNT     RATIO
           (DOLLARS IN THOUSANDS)              --------    -----    -------    -----    --------    -----
As of December 31, 1999:
  Total capital to risk weighted assets......  $139,815    12.50%   $89,468    8.00%    $111,835    10.00%
  Core capital to adjusted tangible assets...   127,160     8.05%    63,174    4.00%      78,967     5.00%
  Tangible capital to adjusted tangible
    assets...................................   127,160     8.05%    23,690    1.50%         n/a      n/a
  Tier 1 capital to risk weighted assets.....   127,160    11.37%       n/a     n/a       67,101     6.00%
As of December 31, 1998:
  Total capital to risk weighted assets......  $119,400    11.10%   $86,090    8.00%    $107,612    10.00%
  Core capital to adjusted tangible assets...   108,673     7.65%    56,804    4.00%      71,005     5.00%
  Tangible capital to adjusted tangible
    assets...................................   108,673     7.65%    21,302    1.50%         n/a      n/a
  Tier 1 capital to risk weighted assets.....   108,673    10.10%       n/a     n/a       64,567     6.00%

     Loans-to-One Borrower. Savings associations generally are subject to the lending limits applicable to national banks. With certain limited exceptions, the maximum amount that a savings association or a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Savings associations are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings association is in compliance with its fully phased-in capital requirements;
(iii) the loans comply with applicable loan-to-value requirements, and (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. At December 31, 1999, the Bank's loans-to-one-borrower limit was $22.5 million based upon the 15% of unimpaired capital and surplus measurement. At December 31, 1999, the Bank's largest relationships consisted of two borrowers with outstanding commitments greater than $20.0 million, which consisted of approximately five loans each, and were secured by commercial real estate in the Bank's lending area. All of these loans were performing in accordance with their terms.

     Qualified Thrift Lender Test. Savings associations must meet a QTL test, which test may be met either by maintaining a specified level of assets in qualified thrift investments as specified in HOLA or by meeting the definition of a "domestic building and loan association" in section 7701 of the Code. If the Bank maintains an appropriate level of certain specified investments (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL or a domestic building and loan association, it will continue to enjoy full borrowing privileges from the Federal Home Loan Bank ("FHLB"). The required percentage of investments under HOLA is 65% of assets while the Code requires investments of 60% of assets. An association must be in compliance with the QTL test or the definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. As of December 31, 1999, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

     Affiliate Transactions. Transactions between a savings association and its "affiliates" are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act. Affiliates of a savings association include, among other entities, the savings association's holding company and companies that are under common control with the savings association.

     In general, Sections 23A and 23B and OTS regulations issued in connection therewith limit the extent to which a savings association or its subsidiaries may engage in certain "covered transactions" with affiliates to an amount equal to 10% of the association's capital and surplus, in the case of covered transactions with any one affiliate, and to an amount equal to 20% of such capital and surplus, in the case of covered transactions with all affiliates. In addition, a savings association and its subsidiaries may engage in covered transactions and certain other transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the savings association or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; a purchase of assets from an affiliate, with certain exceptions; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate.

     In addition, under the OTS regulations, a savings association may not make a loan or extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for bank holding companies; a savings association may not purchase or invest in securities of an affiliate other than shares of a subsidiary; a savings association and its subsidiaries may not purchase a low-quality asset from an affiliate; and covered transactions and certain other transactions between a savings association or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices. With certain exceptions, each loan or extension of credit by a savings association to an affiliate must be secured by collateral with a market value ranging from 100% to 130% (depending on the type of collateral) of the amount of the loan or extension of credit.

     The OTS regulation generally excludes all non-bank and non-savings association subsidiaries of savings associations from treatment as affiliates, except to the extent that the OTS or the Federal Reserve Board decides to treat such subsidiaries as affiliates. The regulation also requires savings associations to make and retain records that reflect affiliate transactions in reasonable detail, and provides that certain classes of savings associations may be required to give the OTS prior notice of affiliate transactions.

     Capital Distribution Limitations. OTS regulations impose limitations upon all capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The OTS recently adopted an amendment to these capital distribution limitations. Under the new rule, a savings association in certain circumstances may be required to file an application and await approval from the OTS prior to making a capital distribution, may be required to file a notice 30 days prior to the capital distribution, or may be permitted to make the capital distribution without notice or application to the OTS.

     An application is required (1) if the savings association is not eligible for expedited treatment of its other applications under OTS regulations; (2) the total amount of all of capital distributions (including the proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus retained net income for the preceding two years; (3) the savings association would not be at least adequately capitalized, under the prompt corrective action regulations of the OTS following the distribution; or (4) the savings association's proposed capital distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the savings association and the OTS (or the FDIC), or violate a condition imposed on the savings association in an OTS-approved application or notice.

     A notice of a capital distribution is required if a savings association is not required to file an application, but: (1) would not be well capitalized under the prompt corrective action regulations of the OTS following the distribution; (2) the proposed capital distribution would reduce the amount of or retire any part of your common or preferred stock or retire any part of debt instruments such as notes or debentures included in capital (other than regular payments required under a debt instrument approved by the OTS); or (3) the savings association is a subsidiary of a savings and loan holding company.

     If neither the savings association nor the proposed capital distribution meet any of the above listed criteria, no application or notice is required for the savings association to make a capital distribution. The OTS may prohibit the proposed capital distribution that would otherwise be permitted if the OTS determines that the distribution would constitute an unsafe or unsound practice.

     Activities of Subsidiaries. Federally chartered savings associations, such as the Bank, are permitted to invest up to 2% of their assets in the capital stock of, or secured or unsecured loans to, subsidiary service corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under the 2% limitation, the Bank was permitted to invest up to approximately $31.6 million at December 31, 1999. A savings association seeking to establish a new subsidiary, acquire control of an existing company or conduct a new activity through a subsidiary must provide 30 days prior notice to the FDIC and the OTS and conduct any activities of the subsidiary in accordance with regulations and orders of the OTS. The OTS has the power to require a savings association to divest any subsidiary or terminate any activity conducted by a subsidiary that the OTS determines to pose a serious threat to the financial safety, soundness or stability of the savings association or to be otherwise inconsistent with sound banking practices.

     Recent Legislation. Congress has been considering legislation in various forms that would require federal thrifts, such as the Bank, to convert their charters to national or state bank charters. The Treasury Department has been studying the development of a common charter for federal savings associations and commercial banks. Pursuant to the Paperwork Reduction Act, if the thrift charter is eliminated after January 1, 1999, the Paperwork Reduction Act would require the merger of the BIF and the SAIF into a single Deposit Insurance Fund on that date. In the absence of appropriate "grandfather" provisions, legislation eliminating the thrift charter could have a material adverse effect on the Bank and the Company because, among other things, the regulatory, capital, and accounting treatment for national and state banks and savings associations differs in certain significant respects. The Bank cannot determine whether, or in what form, such legislation may eventually be enacted and there can be no assurance that any legislation that is enacted would contain adequate grandfather rights for the Bank and the Company.

     Community Reinvestment Act and the Fair Lending Laws. Savings associations have a responsibility under the Community Reinvestment Act ("CRA") and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the "Fair Lending Laws") prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities and the denial of certain applications, and failure to comply with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice.

     Federal Home Loan Bank System. The Bank is a member of the FHLB system. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available to members loans (i.e., advances) in accordance with the policies and procedures established by the Board of Directors of the individual FHLB.

     As a member, the Bank is required to own capital stock in an FHLB in an amount equal to the greater of: (i) 1% of its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year, (ii) 0.3% of total assets, or (iii) 5% of its FHLB advances (borrowings). At December 31, 1999, the Bank had $22.2 million in FHLB stock, which was in compliance with this requirement.

     Liquidity Requirements. Under OTS regulations, a savings association is required to maintain an average daily balance of liquid assets (including cash, certain time deposits and savings accounts, bankers' acceptances, certain government obligations, and certain other investments) in each calendar quarter of not less than 4% of either (1) its liquidity base (consisting of certain net withdrawable accounts plus short-term borrowings) as of the end of the preceding calendar quarter, or (2) the average daily balance of its liquidity base during the preceding quarter. This liquidity requirement may be changed from time to time by the OTS to any amount between 4.0% to 10.0%, depending upon certain factors, including economic conditions and savings flows of all savings associations. The Bank maintains liquid assets in compliance with these regulations. Monetary penalties may be imposed upon an institution for violations of liquidity requirements.

     Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 1999, the Bank was in compliance with these requirements.

OTHER REAL ESTATE LENDING STANDARDS

     The OTS and the other federal banking agencies have jointly adopted uniform rules on real estate lending and related Interagency Guidelines for Real Estate Lending Policies. The uniform rules require that associations adopt and maintain comprehensive written policies for real estate lending. The policies must reflect consideration of the Interagency Guidelines and must address relevant lending procedures, such as loan-to-value limitations, loan administration procedures, portfolio diversification standards and documentation, approval and reporting requirements. Although the final rule did not impose specific maximum loan-to-value ratios, the related Interagency Guidelines state that such ratio limits established by an individual association's board of directors should not exceed levels set forth in the Guidelines, which range from a maximum of 65% for loans secured by raw land to 85% for improved property. No limit is set for single family residence loans, but the guideline states that such loans exceeding a 95% loan-to-value ratio should have private mortgage insurance or some other form of credit enhancement. The Guidelines further permit a limited amount of loans that do not conform to these criteria.

EMPLOYEES

     The Company employed 274 full time equivalent persons at December 31, 1999. A union or collective bargaining group does not represent employees and the Company considers its employee relations to be satisfactory.

STATISTICAL FINANCIAL DATA

LOAN PORTFOLIO

  Loans Receivable

     The Company's loan portfolio is almost exclusively secured by real estate, concentrated in Southern California. The Bank's principal lending activities consist of single family residential, single family construction and income property lending. The composition of the net growth in loans, from $1.3 billion at December 31, 1998 to $1.4 billion at December 31, 1999, includes increases in single family residential loans of $107.2 million and income property loans of $27.7 million.

     The table below sets forth the composition of the Company's loan portfolio as of the dates indicated.

                                                                      DECEMBER 31,
                           --------------------------------------------------------------------------------------------------
                                  1999                 1998                 1997                1996               1995
                           ------------------   ------------------   ------------------   ----------------   ----------------
                            BALANCE       %      BALANCE       %      BALANCE      %      BALANCE      %     BALANCE      %
 (DOLLARS IN THOUSANDS)    ----------   -----   ----------   -----   ---------   ------   --------   -----   --------   -----
Single family
  residential............  $  683,250    41.0%  $  576,032    35.9%  $ 396,629     41.0%  $337,784    45.7%  $367,626    56.2%
Income property:
  Multi-family(1)........     222,616    13.4      250,876    15.6     225,738     23.3    220,707    29.9    219,015    33.5
  Commercial(1)..........     208,859    12.5      222,558    13.9     111,893     11.6     60,388     8.2     31,258     4.8
  Development(2).........     148,092     8.9       78,425     4.8       7,310      0.8
Land(3)..................      59,095     3.5       69,581     4.3      39,475      4.1     14,513     2.0      5,579     0.9
Single family
  construction:
  Single residence(4)....     274,697    16.5      275,888    17.2     107,989     11.2     56,306     7.6     21,987     3.4
  Tract..................      24,056     1.4       85,942     5.4      68,653      7.1     33,791     4.6      6,800     1.0
Other....................      46,132     2.8       46,615     2.9       9,698      1.0     15,684     2.1      1,459     0.2
                           ----------   -----   ----------   -----   ---------   ------   --------   -----   --------   -----
Loans receivable,
  total(5)...............   1,666,797   100.0%   1,605,917   100.0%    967,385    100.0%   739,173   100.0%   653,724   100.0%
                                        =====                =====               ======              =====              =====
Less:
  Undisbursed loan
    funds................    (196,249)            (256,096)           (108,683)            (46,646)           (15,208)
  Deferred loan fees and
    credits, net.........      (1,295)              (5,919)             (7,177)             (6,611)            (5,996)
  Allowance for credit
    losses...............     (24,285)             (17,111)            (13,274)            (13,515)           (15,192)
                           ----------           ----------           ---------            --------           --------
Loans receivable, net....  $1,444,968           $1,326,791           $ 838,251            $672,401           $617,328
                           ==========           ==========           =========            ========           ========

---------------
(1) Predominantly term loans secured by improved properties, with respect to which the properties' cash flows are sufficient to service the Company's loan.

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

(5) Gross loans receivable includes the principal balance of loans outstanding, plus outstanding but unfunded loan commitments, predominantly in connection with construction loans.

     The table below reflects the diversification of individual transactions on loans in excess of $10.0 million, between $5.0 and $10.0 million and less than $5.0 million:

                                                             YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------------
                                                    1999                                 1998
                                       -------------------------------      -------------------------------
                                       NO. OF      GROSS       AVERAGE      NO. OF      GROSS       AVERAGE
                                       LOANS     COMMITMENT      LTV        LOANS     COMMITMENT      LTV
       (DOLLARS IN THOUSANDS)          ------    ----------    -------      ------    ----------    -------
Loans in excess of $10.0 million:
  Single family residential..........     1      $  13,000      46.4%          1      $  13,000      46.4%
  Income property:
    Multi-family.....................    --             --        --          --             --        --
    Commercial.......................     3         32,622      69.9           3         36,801      68.5
    Development......................     3         33,900      76.4          --             --        --
  Land...............................    --             --        --           1         11,500      31.6
  Other..............................     1         16,000       n/a           2         28,000       n/a
                                         --      ----------                   --      ----------
                                          8      $  95,522      69.3%          7      $  89,301      56.7%
                                         ==      ==========                   ==      ==========
  Percentage of total gross loans....                  5.7%                                 5.6%
Loans between $5.0 and $10.0 million:
  Single family residential..........     7      $  39,364      68.9%         10      $  63,487      63.4%
  Income property:
    Multi-family.....................     1          6,655      74.8           2         11,775      70.9
    Commercial.......................     9         65,998      71.1           9         61,980      71.2
    Development......................    11         71,049      68.9           1          5,259      56.0
  Land...............................     1          6,501      59.4          --             --        --
  Single family construction:
    Single family residence..........     4         24,812      68.4          --             --        --
    Tract............................     2         11,040      70.2           2         14,091      67.0
  Other..............................     3         27,466       n/a           2         18,852       n/a
                                         --      ----------                   --      ----------
                                         38      $ 252,885      69.4%         26      $ 175,444      64.2%
                                         ==      ==========                   ==      ==========
  Percentage of total gross loans....                 15.2%                                10.9%
Loans less than $5.0 million.........            $1,318,390                           $1,341,172
                                                 ----------                           ----------
         Total.......................            $1,666,797                           $1,605,917
                                                 ==========                           ==========

  Single Family Residential Loans

     The Bank offers first mortgage loans secured by single family (one-to-four unit) residential properties located in the Bank's primary lending area of Southern California. At December 31, 1999, $683.3 million, or 41.0% of the total loan portfolio was secured by single family residential properties with an average loan size of $0.4 million, compared to $576.0 million, or 35.9% of the total portfolio at December 31, 1998.

     The Company originates single family residential loans principally through contact with, and submissions by, independent mortgage brokers. The Company pays a fee, generally ranging from 0.5% to 2.0% of the loan amount, to mortgage brokers in connection with its funding of certain loans. The practice and pricing are common for single family-secured loans originated throughout the Company's market area.

  Single Family Construction

     The Company provides individual home construction financing, primarily to local builders and, to a much lesser extent, homeowners. Generally, the Company finances the construction of luxury custom homes throughout the coastal region of Southern California and elsewhere within the Company's market area. A majority of the Company's Single Family Construction -- Single Residence Loans are sourced through standing relationships between the Company's loan officers and local builders and, therefore, do not typically involve mortgage brokers.

     The Company's loan commitment generally includes provision for a portion of the cost of the acquired land and all of the costs of construction (including financing costs). Generally, the Company's loan commitment covers between 70.0% and 75.0% of the total costs of construction (including the cost of land acquisition, the cost to construct the planned improvements and financing costs), with the borrower providing the remainder of the funds required at the date the Company records its financing commitment.

     The Company's Single Family Construction -- Single Residence Loans have initial terms of 12 to 24 months, with an option for the borrower to extend the loan for up to six months, subject to the Company's then current evaluation of the status of construction, costs to and at completion, the as-completed valuation of the property, and other factors. Single Family
Construction -- Single Residence homes accounted for $274.7 million, or 16.5% of the total loan portfolio at December 31, 1999, with an average loan size of $1.3 million, compared to $275.9 million, or 17.2% of the total loan portfolio at December 31, 1998.

  Income Property Multi-family and Commercial Loans

     The Company originates loans secured by multi-family properties and commercial properties, such as office buildings, retail properties, industrial properties and various special purpose properties. The Company generates a majority of its new income property loan opportunities through contact with, and submissions by, independent mortgage loan brokers. However, a growing proportion of the Company's new business is derived from existing customer relationships or through referrals from existing customers. The Company competes for such loans by providing highly responsive transaction execution, specialized market knowledge and expertise and a high customer service orientation. Multi-family and commercial real estate loans accounted for $222.6 million or 13.4% and $208.9 million or 12.5%, respectively, of the Bank's loan portfolio at December 31, 1999. The average loan size of the income producing properties portfolio was $1.2 million during 1999. At December 31, 1998, multi-family and commercial real estate loans consisted of $250.9 million, or 15.6% and $222.6 million, or 13.9%, respectively, of the Bank's total loan portfolio.

  Income Property -- Development Loans

     Commencing in 1998, the Company has pursued financing opportunities involving (1) the acquisition of land and the construction of income-producing improvements thereon or (2) the acquisition and substantial renovation of existing, income-producing properties. To date, the Company has focused on loans for apartment building construction (primarily located in the West Los Angeles area) and the renovation of existing commercial real estate improvements located throughout Los Angeles County. At December 31, 1999, Income Property Development loans accounted for $148.1 million, or 8.9% of the Bank's total loan portfolio compared to $78.4 million, or 4.8% of the Bank's total loan portfolio at December 31, 1998.

  Single Family Construction -- Tract Loans

     In the past, the Company provided financing to small-to-medium-sized developers of residential subdivisions located throughout Southern California. Generally, the Company's tract loans finance land acquisition, site development and home construction.

     Except for very small subdivisions (i.e., generally developments involving 10 or fewer homes), the Company generally structured its tract loans such that it will separately finance land acquisition and site development, and the individual phased construction of homes. In connection with these multi-phase developments, the Company does not commit to finance more than one phase of the development at a time, and fully underwrites future phases at such time as the borrower makes their financing request. Generally, the Company's tract loans carry a loan term of 12 months, with built-in options to extend the loan for up to an additional six months. As finished homes are sold, the Company generally receives substantially all of the proceeds from sales until its loan is fully repaid.

     At December 31, 1999, tract loans accounted for $24.1 million, or 1.4% of the Bank's total loan portfolio compared to $85.9 million, or 5.4% of the Bank's total loan portfolio at December 31, 1998. The decrease in Tract loans reflects the Bank's decision to cease the origination of such loans for its portfolio, which was announced during the fourth quarter of 1998.

NEW BUSINESS GENERATION

     The Company extends credit pursuant to its lending policies covering loan applications, borrower financial information and legal and corollary agreements which support the vesting of title to the Company's collateral, title policies, fire and extended liability coverage casualty insurance, credit reports, and other documents necessary to support each extension of credit. The real property collateral that secures the Company's loans is appraised either by an independent fee appraiser or by one of the Company's staff appraisers. The Company's staff appraisers and the Company's Chief Appraiser generally review independent fee appraisals. With few exceptions, all of the principal legal documents that support each extension of credit are prepared or reviewed by the Company's in house legal staff or outside attorneys.

     The following table sets forth the approximate composition of the Company's gross new loan commitments, net of internal refinances, for the periods indicated, in dollars and as a percentage of total loans originated.

                                                      YEAR ENDED DECEMBER 31,
                                    -----------------------------------------------------------
                                          1999                 1998                 1997
                                    -----------------    -----------------    -----------------
                                     AMOUNT       %       AMOUNT       %       AMOUNT       %
      (DOLLARS IN THOUSANDS)        --------    -----    --------    -----    --------    -----
Single family residential(1)......  $293,600     42.0%   $302,600     31.4%   $126,100     25.5%
Income property:
  Multi-family(2).................    21,800      3.1      64,800      6.7      51,700     10.4
  Commercial(3)...................    61,400      8.8     125,900     13.1     105,100     21.2
  Development(4)..................    86,400     12.4      81,200      8.4          --       --
Land(5)...........................    51,500      7.4      98,500     10.2      35,700      7.2
Single family construction:
  Single family(6)................   164,100     23.5     220,400     22.8     104,900     21.2
  Tract(7)........................    12,100      1.7      57,100      5.9      61,800     12.5
Other(8)..........................     7,700      1.1      14,100      1.5       9,700      2.0
                                    --------    -----    --------    -----    --------    -----
Total loans originated............  $698,600    100.0%   $964,600    100.0%   $495,000    100.0%
                                    ========    =====    ========    =====    ========    =====

---------------
(1) This amount includes unfunded commitments under lines of credit of $0.4 million, $5.3 million and $7.4 million at December 31, 1999, 1998 and 1997, respectively.

(2) There were no unfunded commitments at December 31, 1999. Includes $1.7 million and $5.0 million of financings provided in connection with sales of previously foreclosed properties for 1998 and 1997, respectively.

(3) Includes unfunded commitments of $10.8 million, $16.4 million and $15.9 million at December 31, 1999, 1998 and 1997, respectively.

(4) Includes unfunded commitments of $40.2 million and $17.5 million at December 31, 1999 and 1998 respectively. There were no unfunded commitments at December 31, 1997.

(5) Includes unfunded commitments of $4.0 million, $12.9 million and $14.1 million at December 31, 1998 and 1997, respectively.

(6) Includes unfunded commitments of $72.3 million, $109.8 million and $50.8 million at December 31, 1999, 1998 and 1997, respectively.

(7) Includes unfunded commitments of $2.5 million, $34.7 million and $33.6 million at December 31, 1999, 1998 and 1997, respectively.

(8) Includes unfunded commitments of $9.8 million, $1.2 million and $4.0 million at December 31, 1999, 1998 and 1997, respectively.

     The table below sets forth, by contractual maturity, the Company's loan portfolio at December 31, 1999. The table below is based on contractual loan maturities and does not consider amortization and prepayments of loan principal.

                                                               MATURING IN:
                                     ----------------------------------------------------------------
                                                     OVER          OVER
                                                   ONE YEAR     FIVE YEARS                   TOTAL
                                     LESS THAN     THROUGH       THROUGH        OVER         LOANS
                                     ONE YEAR     FIVE YEARS    TEN YEARS     TEN YEARS    RECEIVABLE
      (DOLLARS IN THOUSANDS)         ---------    ----------    ----------    ---------    ----------
Single family......................  $ 28,596      $ 54,327      $331,591     $268,736     $  683,250
Income property:
  Multi-family.....................     1,015        35,522        99,996       86,083        222,616
  Commercial.......................    24,184        75,004       107,353        2,318        208,859
  Development......................    83,747        64,345            --           --        148,092
Land...............................    47,630         7,857         3,374          234         59,095
Single family construction:
  Single residence.................   251,324        23,373            --           --        274,697
  Tract............................    24,056            --            --           --         24,056
Other..............................    23,273        15,850         7,000            9         46,132
                                     --------      --------      --------     --------     ----------
Loans receivable, total(1).........  $483,825      $276,278      $549,314     $357,380      1,666,797
                                     ========      ========      ========     ========
Less:
  Undisbursed funds................                                                          (196,249)
  Deferred loan fees and credits,
     net...........................                                                            (1,295)
  Allowance for credit losses......                                                           (24,285)
                                                                                           ----------
Loans receivable, net..............                                                        $1,444,968
                                                                                           ==========

---------------
(1) Gross loans receivable includes the principal balance of loans outstanding plus outstanding but unfunded loan commitments, predominantly in connection with construction loans.

ASSET QUALITY

     The Company has an asset review and classification system to establish specific and general reserves and to classify assets and groups of assets. The Company's problem asset classifications are discussed below.

NONACCRUAL LOANS

     As a matter of policy, the Company generally ceases to accrue interest on any loan with respect to which the loan's contractual payments are more than 90 days past due, as well as loans classified substandard for which interest payment reserves were established from loan funds rather than borrower funds. In addition, interest is not recognized on any loan to which management has determined that collection of the Company's investment in the loan is not reasonably assured.

CLASSIFIED ASSETS

     OTS regulations require insured institutions to classify their assets in accordance with established policies and procedures. A classified asset is an asset classified substandard, doubtful or loss. Loans that are not classified are categorized as pass or special mention. The severity of an asset's classification is dependent upon, among other things, the institution's risk of loss, the borrower's performance, the characteristics of the institution's security, and the local market conditions, among other factors.

     The Company automatically classifies as substandard (1) REO, (2) loans delinquent 90 or more days, and (3) other loans that have been adversely classified pursuant to OTS regulations and guidelines ("performing/classified"). Performing loans are classified consistent with the Company's classification policies.

     The table below sets forth information concerning the Company's classified assets as of the dates indicated.

                                                                 DECEMBER 31,
                                           --------------------------------------------------------
                                              1999         1998        1997       1996       1995
         (DOLLARS IN THOUSANDS)            ----------   ----------   --------   --------   --------
Risk elements:
  Total nonaccrual loans.................  $   44,031   $   47,688   $ 15,396   $ 28,624   $ 21,709
  Real estate owned, net.................       5,587        4,070      9,859     20,140     37,905
                                           ----------   ----------   --------   --------   --------
                                               49,618       51,758     25,255     48,764     59,614
Performing loans classified substandard
  or lower(1)............................      25,646       45,397     35,845     45,088     57,049
                                           ----------   ----------   --------   --------   --------
          Total classified assets........  $   75,264   $   97,155   $ 61,100   $ 93,852   $116,663
                                           ==========   ==========   ========   ========   ========
          Total classified loans.........  $   69,677   $   93,085   $ 51,241   $ 73,712   $ 78,758
                                           ==========   ==========   ========   ========   ========
Loans restructured and paying in
  accordance with modified terms(2)......  $   15,394   $   27,334   $ 25,631   $ 22,446   $ 16,729
                                           ==========   ==========   ========   ========   ========
Loans receivable, net of specific
  reserves and deferred fees.............  $1,468,445   $1,338,718   $847,647   $683,731   $629,094
                                           ==========   ==========   ========   ========   ========
Core capital.............................  $  127,160   $  108,673   $ 69,906   $ 52,803   $ 43,360
                                           ==========   ==========   ========   ========   ========
Risk-based capital.......................  $  139,815   $  119,400   $ 78,454   $ 59,560   $ 49,448
                                           ==========   ==========   ========   ========   ========
Ratio of classified assets to:
  Loans receivable, net of specific
     reserves and deferred fees..........         5.1%         7.3%       7.2%      13.7%      18.5%
                                           ==========   ==========   ========   ========   ========
  Core Capital...........................        59.2%        89.4%      87.4%     177.7%     269.1%
                                           ==========   ==========   ========   ========   ========
  Risk-based capital.....................        53.8%        81.4%      77.9%     157.6%     235.9%
                                           ==========   ==========   ========   ========   ========

---------------
(1) Excludes nonaccrual.

(2) TDRs not classified and not on nonaccrual.

     The table below sets forth information concerning the Company's gross classified loans, by category, as of December 31, 1999.

                                                DELINQUENT LOANS             OTHER
                                        --------------------------------   NONACCRUAL   PERFORMING
                                        90+ DAYS      30 - 89 DAYS(1)       LOANS(2)      LOANS       TOTAL
        (DOLLARS IN THOUSANDS)          --------   ---------------------   ----------   ----------   -------
Single family residential.............  $12,905           $6,621            $ 3,497      $11,399     $34,422
Income property:
  Multi-family........................       --               --                 --          195         195
  Commercial..........................       --               --             10,498       11,265      21,763
Land..................................       44               20              2,075        2,339       4,478
Single family construction:
  Single residence....................       --               --              6,847           --       6,847
  Tract...............................    1,945               --                 --           --       1,945
Other.................................       22               --                 --            5          27
                                        -------           ------            -------      -------     -------
Classified loans, gross...............  $14,916           $6,641            $22,917      $25,203     $69,677
                                        =======           ======            =======      =======     =======

---------------
(1) Includes $0.4 million in loans 30 - 89 days past due and still accruing interest.

(2) Loans that have been restructured and are paying as agreed.

ALLOWANCE FOR ESTIMATED CREDIT LOSSES

     Management establishes specific allowances for estimated losses on individual loans when it has determined that recovery of the Company's gross investment is not probable and when the amount of loss can be reasonably determined. In making this determination, management considers, among other things, (1) the status of the asset, (2) the probable future status of the asset, (3) the value of the asset or underlying collateral and (4) management's intent with respect to the asset. In quantifying the loss, if any, associated with individual loans, management primarily utilizes external sources of information (i.e., appraisals, price opinions from real estate professionals, comparable sales data and internal estimates). In establishing specific allowances, management estimates the revenues expected to be generated from disposal of the Company's collateral or owned property, less construction and renovation costs (if any), holding costs and transaction costs. For tract construction and land development, the resulting projected cash flows are discounted utilizing a market rate of return to determine their value.

     The Company maintains an allowance for estimated credit losses, which is not tied to individual loans or properties ("general reserves"). General reserves are maintained for each of the company's principal loan segments, and supplemented by periodic additions through provisions for estimated credit losses. In measuring the adequacy of the Company's general reserves, management considers (1) the Company's historical loss experience for each loan portfolio segment and in total, (2) the historical migration of loans within each portfolio segment and in total (i.e., from performing to nonperforming, from nonperforming to REO), (3) observable trends in the performance of each loan portfolio segment, (4) observable trends in the region's economy and in its real property markets and (5) guidelines published by the OTS for maintaining General Reserves.

     The allowance formula is calculated by applying loss factors to outstanding loans and unused commitments, in each case based on the internal risk grade of such loans, pools of loans, or commitments. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. The following outlines the derivation of the loss factors for problem graded loans, pass graded loans, and pooled loans: (1) problem graded loan loss factors are derived from a migration model that tracks three years of historical loss experience. Management is exploring changes to the migration model to track historical loss experience over a three-year period, which management believes approximates a business cycle, (2) pass graded loan loss factors are based on the average annual net charge-off rate over a three-year period and (3) pooled loan loss factors (not individually graded loans) are based on expected net charge-offs for three years. Pooled loans are loans that are homogeneous in nature, such as consumer installment and residential mortgage loans.

     In addition to the amount of reserves determined by applying individual loss factors to the portfolio, the general reserve may also include an unallocated amount. The unallocated allowance recognizes the model and estimation risk associated with the formula and specific allowances. In addition, the unallocated allowance is based upon management's evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include (1) general economic and business conditions affecting our key lending areas, (2) credit quality trends (including trends in nonperforming loans expected to result from existing conditions), (3) collateral values, (4) loan volumes and concentrations, (5) seasoning of the loan portfolio, (6) specific industry conditions within portfolio segments (7) recent loss experience in particular segments of the portfolio, (8) duration of the current business cycle, (9) bank regulatory examination results and (10) findings of our internal credit examiners.

     Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss has been incurred.

     Executive management reviews these conditions quarterly in discussion with senior credit officers. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. Where a specifically identifiable problem credit or portfolio segment as of the evaluation date does not evidence any of these conditions, management's evaluation of the probable loss related to such condition is reflected in the unallocated allowance.

     The table below summarizes the Company's allowance for estimated credit losses by category for the periods indicated.

                                                              DECEMBER 31,
                                           ---------------------------------------------------
                                            1999       1998       1997       1996       1995
         (DOLLARS IN THOUSANDS)            -------    -------    -------    -------    -------
Dollars:
  Single family residential..............  $ 7,095    $ 7,836    $ 6,671    $ 6,476    $ 6,652
  Income property:
     Multi-family........................      646      1,063      2,000      4,786       7815
     Commercial..........................    6,738      4,334      2,252      1,150        259
     Development.........................    2,067        354         --         --         --
  Land...................................    1,470        293        162        167        361
  Single family construction:
     Single residence....................    3,946        789        503        168         83
     Tract...............................      855      1,092        817        338          9
  Other loans............................      480      1,082        226         --         --
  Unallocated............................      988        268        643        430         13
                                           -------    -------    -------    -------    -------
          Total..........................  $24,285    $17,111    $13,274    $13,515    $15,192
                                           =======    =======    =======    =======    =======
Percentage of year end allowance:
  Single family residential..............    29.22%     45.80%     50.26%     47.92%     43.79%
  Income property:
     Multi-family........................     2.66       6.21      15.07      35.41      51.44
     Commercial..........................    27.75      25.33      16.97       8.51       1.70
     Development.........................     8.51       2.07         --         --         --
  Land...................................     6.05       1.71       1.22       1.24       2.38
  Single family construction:
     Single residence....................    16.25       4.61       3.79       1.24       0.55
     Tract...............................     3.52       6.38       6.15       2.50       0.06
  Other loans............................     1.98       6.32       1.70         --         --
  Unallocated............................     4.07       1.57       4.84       3.18       0.09
                                           -------    -------    -------    -------    -------
          Total..........................   100.00%    100.00%    100.00%    100.00%    100.00%
                                           =======    =======    =======    =======    =======

     The table below summarizes the activity of the Company's allowance for estimated credit losses for the periods indicated.

                                                     YEAR ENDED DECEMBER 31,
                                   ------------------------------------------------------------
                                      1999          1998         1997        1996        1995
     (DOLLARS IN THOUSANDS)        ----------    ----------    --------    --------    --------
Average loans outstanding........  $1,411,697    $1,081,382    $745,197    $671,365    $578,766
                                   ==========    ==========    ========    ========    ========
Allowance for estimated credit
  losses, beginning of period....  $   17,111    $   13,274    $ 13,515    $ 15,192    $ 21,461
Provision for estimated losses...      12,000         7,135       5,137       6,067         472
Charge offs:
  Single family residential......      (1,910)       (1,178)     (3,472)     (3,103)     (2,894)
  Income property:
     Multi-family................        (186)       (1,038)     (1,745)     (4,641)     (3,595)
     Commercial..................        (512)         (815)         --          --         (70)
  Land...........................      (1,140)           --        (150)         --         (48)
  Single family construction:
     Single residence............          --          (267)         --          --          --
     Tract.......................          --            --          --          --        (134)
  Other..........................      (1,124)           --         (11)         --          --
Recoveries:
  Single family residential......          --            --          --          --          --
  Income property:
     Multi-family................          --            --          --          --          --
     Commercial..................          --            --          --          --          --
  Land
  Single family construction:
     Single residence............          --            --          --          --          --
     Tract.......................          --            --          --          --          --
  Other..........................          46            --          --          --          --
                                   ----------    ----------    --------    --------    --------
Net charge offs..................      (4,826)       (3,298)     (5,378)     (7,744)     (6,741)
                                   ----------    ----------    --------    --------    --------
Allowance for estimated credit
  losses, end of period..........  $   24,285    $   17,111    $ 13,274    $ 13,515    $ 15,192
                                   ==========    ==========    ========    ========    ========
Ratio of net charge offs to
  average loans outstanding
  during the period..............        0.34%         0.30%       0.72%       1.15%       1.16%
Ratio of allowance to average
  loans outstanding..............        1.72%         1.58%       1.78%       2.01%       2.62%

REAL ESTATE OWNED

     Real estate acquired in satisfaction of loans is transferred to REO at estimated fair values, less any estimated disposal costs. The difference between the fair value of the real estate collateral and the loan balance at the time of transfer is recorded as a loan charge-off if fair value is lower. Any subsequent declines in the fair value of the REO after the date of transfer are recorded through a write-down of the asset or through the establishment of, or additions to specific reserves. The Company's investment in REO increased from $4.1 million to $5.6 million, or 36.6%, from year-end 1998 to year-end 1999.

     The table below summarizes the composition of the Company's portfolio of real estate owned properties as of the dates indicated.

                                                                  DECEMBER 31,
                                                           --------------------------
                                                            1999      1998      1997
                 (DOLLARS IN THOUSANDS)                    ------    ------    ------
Single family residential................................  $1,218    $2,509    $7,695
Income property:
  Multi-family...........................................      --       213     2,362
  Commercial.............................................      --     1,393        --
Land.....................................................   4,398(1)     --     2,365
Investment, total........................................   5,616     4,115    12,422
Reserves.................................................     (29)      (45)   (2,563)
                                                           ------    ------    ------
Investment, net..........................................  $5,587    $4,070    $9,859
                                                           ======    ======    ======

---------------
(1) In December 1999, the Bank acquired 18 lots of a tract development in La Quinta, California with a carrying value of $4.4 million.

     In the preceding table, the Company's gross investment in REO equals loan principal at foreclosure, plus post-foreclosure capitalized costs, less cumulative charge-offs.

     The table below summarizes the changes in valuation of the REO portfolio for the periods indicated.

                                                         YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------
                                            1999     1998        1997       1996        1995
          (DOLLARS IN THOUSANDS)            ----    -------    --------    -------    --------
Real estate owned
Reserve balance at beginning of period....  $ 45    $ 2,563    $ 11,871    $15,725    $ 32,609
Provision for estimated losses............    80         60         913      4,933      18,973
Charge offs...............................   (96)    (2,578)    (10,221)    (8,787)    (35,857)
Recoveries................................    --         --          --         --          --
                                            ----    -------    --------    -------    --------
Balance, end of period....................  $ 29    $    45    $  2,563    $11,871    $ 15,725
                                            ====    =======    ========    =======    ========

INVESTMENT SECURITIES

     The Company has authority to invest in a variety of investment securities, including U.S. Government and agency securities, mortgage-backed securities and corporate securities. However, in recent years the Company's strategy has been to deploy its assets through loan originations, rather than purchases of investment securities. As a result, the investment activity has been steadily decreasing over the last six years, and during 1999 there was no investment activity. During the first quarter of 1997, the Company purchased $40 million of U.S. Government agency callable bonds, which was partially offset by sales of $12.5 million of U.S. Government securities during the second and third quarters of 1997. These bonds were ultimately called or sold during the fourth quarter of 1997. Subsequent to the Company's stock offering in the third quarter of 1998, the Company utilized the $27.6 million of proceeds to purchase $27.9 million in FNMA discount notes, $5 million of which matured in September 1998 and $22.9 million of which matured in December 1998. During 1998, the Company sold $596 thousand in mutual funds. The Company classifies all securities acquired as available-for-sale under generally accepted accounting principles, and thus the securities are carried at fair value, with unrealized gains and losses excluded from income and reported as a separate component of stockholders' equity, net of taxes.

SOURCES OF FUNDS

     The Company's principal sources of funds in recent years have been deposits obtained on a retail basis through its branch offices and, to a far lesser extent, advances from the FHLB and securities sold under agreements to repurchase ("REPO"). In addition, funds have been obtained from maturities and repayments of loans and securities, and sales of loans, securities and other assets, including REO.

DEPOSITS

     At December 31, 1999, the Company operated seven retail-banking locations (the seventh one opened in December 1999) with three primary product lines; (1) checking and savings accounts, (2) money market accounts, and (3) certificates of deposit. Five of these branches are located in the South Bay area of Los Angeles County, one is located in the San Fernando Valley area of Los Angeles County and the other is located near the border of Los Angeles and Ventura Counties. For the year ended December 31, 1999, the Company's retail branches, excluding the new Redondo Beach branch, carried average deposit balances of $175.7 million, which is substantially higher than most local banking companies. The Company does not operate a money desk or otherwise solicit brokered deposits.

     The Company has several types of deposit accounts principally designed to attract short-term deposits. The table below summarizes average deposits and the weighted-average interest rates paid thereon during the periods indicated. See
Note 7 of the Notes to Consolidated Financial Statements.

                                                                YEAR ENDED DECEMBER 31,
                                ----------------------------------------------------------------------------------------
                                            1999                          1998                          1997
                                ----------------------------   ---------------------------   ---------------------------
                                                    PERCENT                       PERCENT                       PERCENT
                                AMOUNT(1)    WAIR   OF TOTAL   AMOUNT(1)   WAIR   OF TOTAL   AMOUNT(2)   WAIR   OF TOTAL
    (DOLLARS IN THOUSANDS)      ----------   ----   --------   ---------   ----   --------   ---------   ----   --------
Checking/NOW..................  $   63,597   1.3%      6.0%    $ 45,904    1.7%      5.1%    $ 30,786    1.2%      4.1%
Passbook......................      27,666   1.4%      2.6       17,003    3.7%      1.9       22,084    1.8%      3.0
Money market..................     152,515   4.5%     14.8       73,190    4.0%      8.0       31,465    3.2%      4.3
Certificates of Deposit.......     810,392   5.3%     76.6      771,618    5.6%     85.0      659,830    5.6%     88.6
                                ----------           -----     --------            -----     --------            -----
        Total.................  $1,054,170   4.9%    100.0%    $907,715    5.3%    100.0%    $744,165    5.2%    100.0%
                                ==========           =====     ========            =====     ========            =====

---------------
(1) Amounts represent daily averages.

(2) Amounts represent monthly averages.

BORROWINGS

     In recent years, the Company has funded loan growth, in part, through borrowings from the FHLB. The Company may apply for advances from the FHLB secured by the capital stock of the FHLB owned by the Company and certain of the Company's loans and other assets. Advances can be requested for any business purpose in which the Company is authorized to engage. In granting advances, the FHLB considers a member's creditworthiness and other relevant factors. At December 31, 1999, the Company had an approved line of credit with the FHLB for a maximum advance of up to 35% of total assets ($553.3 million as of December 31, 1999). At December 31, 1999, the Company had nine FHLB advances outstanding totaling $349.0 million which had a weighted averaged interest rate of 5.16% and a weighted average remaining maturity of 4 years and 6 months.

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

ITEM 2. PROPERTIES

     As of December 31, 1999, the Company had eight leased and two wholly owned properties. The leased properties included its corporate headquarters, five branch offices (two of which were ground leases for sites on which the Company has built branch offices), one warehouse, and one office location. All of the properties owned or leased by the Company are in Southern California.

     The following table summarizes the Company's owned and leased properties at December 31, 1999 and, with respect to leased properties, highlights the principal terms and net book values of the owned properties and leasehold improvements. None of the leases contain any unusual terms and are all "net" or "triple net" leases.

                                           EXPIRATION     RENEWAL     MONTHLY    SQUARE       NET
                                            OF TERM       OPTIONS      RENTAL     FEET     BOOK VALUE
                                           ----------   -----------   --------   -------   ----------
Leased:
  El Segundo Corporate...................   11/30/05     One 5-year   $ 74,468    57,817   $  734,732
  Torrance Branch........................   12/31/01     One 5-year     18,578     7,343      119,925
  Irvine, offices only(1)................   09/30/03     One 5-year     14,000     8,000       30,792
  Westlake Branch........................   06/30/10     Two 5-year     14,245     7,700       42,794
  Manhattan Beach Branch(2)..............   10/30/10    Four 5-year      4,590     4,590
  Warehouse..............................   06/30/01     Two 3-year      4,000    10,000       63,522
  Tarzana Branch(2)......................   01/31/05    Five 5-year      3,283     3,352
  Redondo Beach Branch...................   04/30/04     Two 5-year      3,857     1,403      192,926
                                                                      --------   -------   ----------
          Total..........................                             $137,021   100,205   $1,184,691
                                                                      ========   =======   ==========

Owned:
  Hawthorne Branch..........................................   9,500    $200,199
  Westchester Branch........................................   8,800     412,676
  Manhattan Beach Branch (building only)....................   4,590      45,003
  Tarzana Branch (building only)............................   3,352      30,186
                                                              ------    --------
          Total.............................................  26,242    $688,064
                                                              ======    ========

---------------
(1) Closed February 2000; lease paid through March 2000.

(2) Ground lease only; building and improvements are owned by the Company but revert to the landlord upon termination of the lease.

     The Bank utilizes a client-server computer system with use of various third-party vendors' software for retail deposit operations, loan servicing, accounting and loan origination functions. The net book value of the Bank's electronic data processing equipment, including personal computers and software, was $1.9 million at December 31, 1999.

     At December 31, 1999, the net book values of the Company's office property, and furniture, fixtures and equipment, excluding data processing equipment, were $4.0 million. See note 6 of the Notes to Consolidated Financial Statements. The Company believes that all of the above facilities are in good condition and are adequate for the Company's present operations.

ITEM 3. LEGAL PROCEEDINGS

LITIGATION

     The Bank is a defendant in an action entitled Takaki vs. Hawthorne Savings and Loan Association, filed in the Superior Court of the State of California, Los Angeles. The plaintiffs were owners of real property that they sold in early 1992 to a third party. The Bank provided escrow services in connection with the transaction. A substantial portion of the consideration paid to the plaintiffs took the form of a deed of trust secured by another property then owned by an affiliate of the purchaser. The value of the collateral securing this deed of trust ultimately proved to be inadequate. The plaintiffs alleged that the Bank knew, or should have known, that the security that the plaintiffs received as sellers was inadequate and should have so advised them. In June 1997, a jury found for the plaintiffs and awarded compensatory and punitive damages totaling $9.1 million. In July 1997, the trial judge reduced the combined award to $3.3 million. The Bank filed an appeal and in July, 1998, the Appellate Court remanded the case to the Superior Court with directions to dismiss the fraudulent concealment, misrepresentation and punitive damages claims and to conduct a new trial pertaining solely to damages arising from negligence, in particular to determine whether any negligence of the Bank contributed to the plaintiffs' injury and, if so, to apportion liability for negligence between the Bank and the plaintiffs. On March 30, 1999, the jury returned a verdict in favor of the plaintiffs in the amount of $2.4 million. In May 1999, the Bank filed a notice of appeal from the judgment and posted an Appeal Bond with the court to stay plaintiffs' enforcement of the judgment pending the Appellate Court's decision. Briefs on appeal were filed in December 1999. The Bank believes that there is a reasonable likelihood that its position will ultimately be upheld on appeal. There can be no assurances that this will be the case, however.

     The Bank is a defendant in an action entitled Mells v. Hawthorne, filed in the Superior Court of the State of California, San Diego. Plaintiffs alleged that the Bank concealed and misrepresented the severity of defects in a house that the Bank sold to them. On September 20, 1999, a second amended judgment was entered on behalf of the plaintiffs for $767 thousand that includes attorney's fees and costs. In October, the Bank filed a notice of appeal from the judgment and posted an appeal bond to stay plaintiffs' enforcement of the judgment pending the Appellate Court's decision. A briefing schedule on the appeal has not yet been set. The Bank believes that there is a reasonable likelihood that its position will ultimately be upheld on appeal. There can be no assurances that this will be the case, however.

     The Bank is a defendant in two construction defect cases entitled Marine Village Townhomes Homeowners' Association v. Hawthorne Savings and Loan Association and Stone Water Terrace HOA v. Hawthorne Savings and Loan Association. Both cases were filed in the Superior Court of the State of California, County of Los Angeles. In each of these actions, Plaintiffs allege, under several theories of recovery, that the Bank was responsible for construction defects in multi-unit condominium complexes. The Bank initially provided construction loans to the developer, but took over the completion of a portion of the projects after the developer defaulted. Plaintiffs in the Marine Village Townhomes case are seeking damages of approximately $3.3 million. Plaintiffs in the Stone Water Terrace matter are seeking damages in an unspecified amount, plus punitive damages. The Bank has denied the Marine Village Townhomes claims that it is responsible for all of the defects Plaintiffs are alleging, and has made claims for indemnification against the contractor and subcontractors. The Bank has denied the allegations in the Stone Water Terrace complaint and intends to seek indemnification against the responsible parties. No assurances can be given that the responsible parties in either case will ultimately indemnify the Bank. Although the Bank intends to vigorously defend its position in these actions and to pursue indemnification, there can be no assurances that the Bank will prevail. In addition, it is probable that the Bank will incur substantial legal fees defending these cases. In addition, the inherent uncertainty of jury or judicial verdicts makes it impossible to determine with certainty the Company's maximum exposure in these actions.

     The Bank is involved in a variety of other litigation matters in the ordinary course of its business, and anticipates that it will become involved in new litigation matters from time to time in the future. Based on the current assessment of these other matters, management does not presently believe that any one of these existing other matters is likely to have material adverse impact on the Company's financial condition or result of operations. However, the Company will incur legal and related costs concerning the litigation and may from time to time determine to settle some or all of the cases, regardless of management's assessment of the Company's legal position. The amount of legal defense costs and settlements in any period will depend on many factors, including the status of cases (and the number of cases that are in trial or about to be brought to trial) and the opposing parties' aggressiveness in pursuing their cases and their perception of their legal position. Further, the inherent uncertainty of jury or judicial verdicts makes it impossible to determine with certainty the Company's maximum cost in any pending litigation. Accordingly, the Company's litigation costs and expenses may vary materially from period to period, and no assurance can be given that these costs will not be material in any particular period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of stockholders during the 4th quarter of 1999.

ITEM 4A. EXECUTIVE OFFICERS

     The following table sets forth, as of February 25, 2000, the names and ages of all executive officers of the Company, indicating their positions and principal occupation during the past five years.

                NAME                   AGE        POSITION WITH THE COMPANY AND PRIOR EXPERIENCE
                ----                   ---        ----------------------------------------------
Simone Lagomarsino...................  38     President and Chief Executive Officer of Hawthorne
                                              Financial and Hawthorne Savings since December 1999.
                                              Executive Vice President and Chief Financial Officer
                                              of Hawthorne Financial and Hawthorne Savings from
                                              February 1999 through December 1999. Executive Vice
                                              President and Chief Financial Officer of First Plus
                                              Bank from March 1998 to February 1999. Senior Vice
                                              President, Finance of Imperial Financial Group from
                                              March 1997 to March 1998. Senior Vice President and
                                              Chief Financial Officer of Ventura County National
                                              Bank from March 1995 to March 1997. (Ventura County
                                              National Bank was sold to City National Bank in
                                              January 1997.) Financial advisor Prudential Securities
                                              September 1993 to March 1995.
David Hardin.........................  46     Executive Vice President of Hawthorne Savings since
                                              August 1993. Executive Vice President and Chief Retail
                                              Officer of Valley Federal Savings from November 1990
                                              to February 1992.
Charles Stoneburg....................  57     Executive Vice President of Hawthorne Savings since
                                              August 1983. President of Semper Enterprises Inc. from
                                              August 1981 to July 1982. Executive Vice President of
                                              FiServ Corporation from September 1972 to August 1981.
Eileen Lyon..........................  42     Senior Vice President, General Counsel, and Corporate
                                              Secretary of Hawthorne Financial and Hawthorne Savings
                                              since February 2000. Partner with Manatt, Phelps &
                                              Phillips, LLP from 1993 to February 2000.
Daniel Ruvalcaba.....................  48     Executive Vice President and Chief Lending Officer of
                                              Hawthorne Savings since February 2000. Executive Vice
                                              President and Chief Credit Officer of California
                                              National Bank from 1997 to January 2000. Senior Vice
                                              President of California Federal Bank from 1994 to
                                              1997. Executive Vice President and Senior Credit
                                              Officer of Travelers Insurance Corporation from 1987
                                              to 1994.
William R. Brown.....................  43     Senior Vice President of Hawthorne Savings since
                                              August 1993. Group manager of single family
                                              residential construction lending since January 2000.
                                              Manager of the Bank's construction servicing group
                                              from January 1998 through December 1999. Manager of
                                              the Bank's single family and tract construction
                                              lending operations from 1995 through 1998. Manager of
                                              Bank's Special Assets division from 1993 through 1995.
                                              Vice President, City National Bank, Real Estate
                                              Special Assets group, from January 1993 to August
                                              1993. Senior Vice President, Valley Federal Savings,
                                              from 1983 to 1992.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET PRICES OF COMMON STOCK

     The common stock of the Company ("Common Stock") is traded on the Nasdaq National Market under the symbol "HTHR." ChaseMellon Shareholder Services is the Company's transfer agent and registrar, and is able to respond to inquiries from shareholders on their website: www.chasemellon.com. The following table sets forth the high and low sales prices of the Common Stock as reported by Nasdaq for the periods indicated below.

                YEAR ENDED DECEMBER 31, 1999                  HIGH    LOW
                ----------------------------                  ----    ---
First quarter...............................................   17      14 3/4
Second quarter..............................................   16 1/2  13 5/16
Third quarter...............................................   16 3/4  13 1/4
Fourth quarter..............................................   14 3/4  11 1/16

                YEAR ENDED DECEMBER 31, 1998                  HIGH    LOW
                ----------------------------                  ----    ---
First quarter...............................................   21 1/2  19 1/8
Second quarter..............................................   21 3/4  16 3/4
Third quarter...............................................   20      13 3/4
Fourth quarter..............................................   16 7/8  12

     Management is aware of six securities dealers who currently make a market in the Common Stock: Sandler O'Neill & Partners; Mayer & Schweitzer Inc.; Neuberger & Berman; Spear Leeds Kellogg; MacAllister Pitfield Mackay; and Knight Securities, L.P.

STOCKHOLDERS

     As of February 25, 2000, there were approximately 443 holders of record.

DIVIDENDS

     It is the present policy of the Company to retain earnings to provide funds for use in its business. The Company has not paid cash dividends on the Common Stock during the past several years and does not anticipate doing so in the foreseeable future.

     As a holding company whose only significant asset is the common stock of the Bank, the Company's ability to pay dividends on its common stock and to conduct business activities directly or in non-banking subsidiaries depends significantly on the receipt of dividends or other distributions from the Bank. Federal banking laws and regulations, including the regulations of the OTS, limit the Bank's ability to pay dividends to the Company. The Bank generally may not declare dividends or make any other capital distribution to the Company if, after the payment of such dividends or other distribution, the Bank would fall within any of the three undercapitalized categories under the prompt corrective action standards established by the OTS and the other federal banking agencies. Another regulation of the OTS also limits the Company's ability to pay dividends and make other capital distributions in a manner that depends upon the extent to which it meets regulatory capital requirements. In addition, HOLA requires every savings association subsidiary of a savings and loan holding company to give the OTS at least 30 days' advance notice of any proposed dividends to be made on its guarantee, permanent or other non-withdrawable stock or else the dividend will be invalid. Further, the OTS may prohibit any dividend or other capital distribution that it determines would constitute an unsafe or unsound practice. In addition to the regulation of dividends and other capital distributions, there are various statutory and regulatory limitations on the extent to which the Bank can finance or otherwise transfer funds to the Company or any of its non-banking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases. The director of the OTS may further restrict these transactions in the interest of safety and soundness.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data presented below is derived from the audited consolidated financial statements of the Company and should be read in conjunction with the Consolidated Financial Statements presented elsewhere herein.

                                                          AT OR FOR THE YEAR ENDED DECEMBER 31,
                                               ------------------------------------------------------------
                                                  1999          1998         1997        1996        1995
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)  ----------    ----------    --------    --------    --------
Statement of Operations Data:
  Interest Revenues......................      $  132,747    $  106,992    $ 75,616    $ 65,354    $ 50,994
  Interest Costs.........................         (73,626)      (61,874)    (43,825)    (39,960)    (34,486)
                                               ----------    ----------    --------    --------    --------
  Net interest income....................          59,121        45,118      31,791      25,394      16,508
  Provision for credit losses............         (12,000)       (7,135)     (5,137)     (6,067)       (472)
                                               ----------    ----------    --------    --------    --------
  Net interest income after provision for
    credit losses........................          47,121        37,983      26,654      19,327      16,036
  Noninterest revenues, net..............           7,820         4,653       3,588       8,588       4,148
  Income (loss) from real estate operations,
    net..................................             324         1,909         229      (2,378)    (14,309)
  General and administrative costs.......         (32,363)      (28,802)    (22,009)    (21,046)    (20,339)
  Other non-operating (expense) income...          (4,672)          (31)        112      (3,366)(1)      864
                                               ----------    ----------    --------    --------    --------
         Total noninterest expense.......         (37,035)      (28,833)    (21,897)    (24,412)    (19,475)
  Income (loss) before income tax (expense)
    benefit and extraordinary item.......          18,230        15,712       8,574       1,125     (13,600)
  Income tax (expense) benefit...........          (8,030)       (4,674)      2,577       6,382        (617)
                                               ----------    ----------    --------    --------    --------
  Income (loss) before extraordinary item..        10,200        11,038      11,151       7,507     (14,217)
  Extraordinary item.....................              --            --      (1,534)(2)       --         --
                                               ----------    ----------    --------    --------    --------
  Net income (loss)......................      $   10,200    $   11,038    $  9,617    $  7,507    $(14,217)
                                               ==========    ==========    ========    ========    ========
  Net income (loss) available for common
    stock................................      $   10,200    $   11,038    $  5,254    $  5,070    $(14,334)
                                               ==========    ==========    ========    ========    ========
Per Share Amounts:
  Basic earnings (loss) per share before
    extraordinary item...................      $     1.93    $     2.64    $   2.35    $   1.95    $  (5.52)
  Basic earnings (loss) per share before
    extraordinary item...................            1.93          2.64        1.82        1.95       (5.52)
  Diluted earnings (loss) per share before
    extraordinary item...................            1.33          1.65        1.30        1.17       (5.52)
  Diluted earnings (loss) per share before
    extraordinary item...................            1.33          1.65        1.00        1.17       (5.52)
  Diluted book value per share...........           12.10         10.43        7.67        7.14       10.53
Balance Sheet Data at Period End:
  Total Assets...........................      $1,581,153    $1,412,434    $928,197    $847,195    $753,583
  Cash and cash equivalents..............          86,722        45,449      51,620      93,978      14,015
  Investment securities..................              --            --         578      38,371      62,793
  Loans receivable, net..................       1,444,968     1,326,791     838,251     672,401     617,328
  Real estate owned, net.................           5,587         4,070       9,859      20,140      37,905
  Deposits...............................       1,086,635     1,019,450     799,501     717,809     698,008
  Senior notes due 2004..................          40,000        40,000      40,000          --          --
  Senior notes due 2000..................              --            --          --      12,307      12,006
  Other borrowings.......................         349,000       264,000      40,000      50,000          --
  Stockholders' equity...................          92,304        81,424      42,319      43,922      38,966
  Allowance for credit losses............          24,285        17,111      13,274      13,515      15,192

                                                          AT OR FOR THE YEAR ENDED DECEMBER 31,
                                               ------------------------------------------------------------
                                                  1999          1998         1997        1996        1995
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)  ----------    ----------    --------    --------    --------
Asset Quality at Period End:
  Nonaccrual loans.......................      $   44,031    $   47,688    $ 15,396    $ 28,624    $ 21,709
  REO, net...............................           5,587         4,070       9,859      20,140      37,905
                                               ----------    ----------    --------    --------    --------
                                               $   49,618    $   51,758    $ 25,255    $ 48,764    $ 59,614
                                               ==========    ==========    ========    ========    ========
Net charge-offs..........................      $    4,826    $    3,298    $  5,378    $  7,744    $  6,741
Yields and Costs (for the period):
  Interest-earnings assets...............            8.68%         9.06%       9.00%       8.43%       7.62%
  Interest-bearing liabilities...........            5.21%         5.54%       5.44%       5.29%       5.01%
  Interest rate spread(3)................            3.47%         3.52%       3.56%       3.14%       2.61%
  Net interest margin(4).................            3.87%         3.82%       3.78%       3.28%       2.47%
Performance Ratios(5):
  Return on average assets...............            0.66%         0.93%       1.11%       0.93%      (1.96)%
  Return on average common stockholders'
    equity...............................           11.66%        18.22%      19.83%      17.75%     (47.57)%
  Average stockholders' equity to average
    assets...............................            5.68%         5.09%       5.60%       5.24%       4.11%
  Efficiency ratio(6)....................           48.35%        57.88%      62.19%      77.03%     114.14%
Bank Capital ratios at period end:
  Tangible...............................            8.05%         7.65%       7.55%       6.27%       5.80%
  Core...................................            8.05%         7.65%       7.55%       6.27%       5.80%
  Tier 1.................................           11.37%        10.10%      10.23%       9.85%       9.01%
  Risk-based.............................           12.50%        11.10%      11.48%      11.11%      10.27%
Asset Quality Data at Period End:
  Total nonaccrual loans to total assets...          2.78%         3.38%       1.66%       3.38%       2.88%
  Nonaccrual loans to total gross loans...           3.00%         3.55%       1.81%       4.17%       3.43%
  Allowance for credit losses to gross
    loans................................            1.65%         1.27%       1.56%       1.97%       2.40%
  Allowance for credit losses to nonaccrual
    loans................................           55.15%        35.88%      86.22%      47.22%      69.98%
  Net charge-offs to average loans.......            0.34%         0.30%       0.72%       1.15%       1.16%

---------------
(1) Includes a one-time charge on all deposits insured by the SAIF as of March 31, 1996 to recapitalize the SAIF.

(2) Relates to the accelerated write off of unamortized issue costs and original issue discount associated with Senior Notes due 2000, which were issued by the Company in December 1995 and repaid in full in December 1997, with a portion of the proceeds from the offering of Senior Notes due 2004.

(3) Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4) Net interest income divided by average interest-earning assets.

(5) With the exception of period-end ratios, all ratios are based on average monthly balances.

(6) Represents general and administrative costs divided by net interest income before provision for credit losses and noninterest revenues.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion provides information about the results of operations, financial condition, liquidity, and asset quality of the Company. This information is intended to facilitate the understanding and assessment of significant changes and trends related to the financial condition of the Company and the results of its operations. This discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the accompanying notes presented herein. See "Cautionary Statement Regarding Forward Looking Statements."

RESULTS OF OPERATIONS

GENERAL

     For the year ended December 31, 1999, the Company earned $10.2 million, or $1.33 per diluted share, reflecting a return on average assets ("ROA") of 0.7% and a return on average equity ("ROE") of 11.7%. The Company earned $11.0 million, or $1.65 per diluted share, with a ROA of 0.9% and a ROE of 18.2% for the year ended December 31, 1998, and $9.6 million, or $1.30 per diluted share before extraordinary item, for the year ended December 31, 1997. The Company's consolidated capital structure has changed significantly since 1995, initially as a result of its recapitalization in December 1995, and then again in December 1997, due to its refinancing of the securities issued in the 1995 recapitalization, through the sale of Senior Notes ("Senior Notes"). The results for 1997 included an extraordinary item of $1.5 million incurred in connection with the early repayment, and the accelerated write-off of unamortized issue costs and discounts, of the Senior Notes due 2000, and Series A Preferred Stock.

     In July 1998, the Company completed a public offering of approximately 2.0 million shares of its Common Stock, which raised approximately $27.6 million of net proceeds. In addition, the Company returned to taxable status during 1998, following several years in which it realized substantial income tax benefits from utilization of accumulated operating loss carry-forwards.

     The table below identifies the principal components of the Company's pretax income and the Company's net income for the three years ended December 31, 1999, 1998 and 1997, respectively.

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1999        1998        1997
              (DOLLARS IN THOUSANDS)                 --------    --------    --------
Net interest income................................  $ 64,121    $ 50,118    $ 33,770
Provision for credit losses........................   (12,000)     (7,135)     (5,137)
                                                     --------    --------    --------
  Net interest income after provision for credit
     losses........................................    52,121      42,983      28,633
Noninterest revenues, net:
  Noninterest revenues.............................     7,820       4,646       3,599
  Gain (loss) on sales of investment securities....        --           7         (11)
  Income from real estate operations, net..........       324       1,909         229
Noninterest expenses:
  General and administrative.......................   (32,363)    (28,802)    (22,009)
  Other non-operating expense (income).............     4,672          31        (112)
Interest on senior notes...........................    (5,000)     (5,000)     (1,979)
                                                     --------    --------    --------
  Income before income taxes and extraordinary
     item..........................................    18,230      15,712       8,574
Income tax (provision) benefit.....................    (8,030)     (4,674)      2,577
                                                     --------    --------    --------
Net income before extraordinary item...............    10,200      11,038      11,151
Extraordinary item.................................        --          --      (1,534)
                                                     --------    --------    --------
Net income.........................................  $ 10,200    $ 11,038    $  9,617
                                                     ========    ========    ========

     The Company's net interest income achieved pretax income of $18.2 million for the year ended December 31, 1999, representing a 15.9% increase from the $15.7 million earned in 1998, which was 82.6% higher than 1997 pretax income of $8.6 million. The increase in net interest income reflects the growth in the Company's loans and deposits during 1999. The growth in net interest income resulted from a 29.5% increase in average earning assets from 1998 and a decrease in the average cost of funds to 5.2% during 1999 from 5.6% and 5.5% during 1998 and 1997, respectively. The Company's resulting net interest margin from 1999 was 3.9% compared to 3.8% during 1998 and 1997, respectively.

     The Bank recorded a provision for estimated credit losses of $12.0 million during 1999, compared to $7.1 million and $5.1 million during 1998 and 1997, respectively. This growth in the provision for credit losses was the result of management's previously announced commitment to increase the Bank's allowance for estimated credit losses by the end of 1999. This commitment acknowledges (1) the significant growth in net loans, (2) the introduction during 1998 and 1999 of new loan products, and (3) the resulting lack of seasoning of many of the Bank's loans. At December 31, 1999, the ratio of the total allowance for estimated credit losses to total loans, net of specific reserves, reached 1.65% compared to 1.27% and 1.56% at December 31, 1998 and 1997, respectively.

     Noninterest revenues were $7.8 million for the twelve months ended December 31, 1999, compared to noninterest revenues of $4.6 million and $3.6 million earned during 1998 and 1997, respectively. The increase in noninterest revenues resulted primarily from a greater amount of exit and release fees, and prepayment penalties in connection with loans repaid during the period, which offset reductions in income from real estate operations.

     Nonaccrual loans were $44.0 million at December 31, 1999, or 2.8% of total assets, compared to $47.7 million, or 3.4% of total assets, at December 31, 1998. Included in nonaccrual loans at December 31, 1999, were five single family residential loans with balances greater than $1.0 million representing $18.0 million, or 41% of total nonaccrual loans, and one commercial loan with a $10.5 million balance, or 23.8% of total nonaccrual loans, at December 31, 1999. See "Asset Quality" section for further discussion of nonaccrual loans. The average loan to value (LTV) for these five loans was 74%. Other classified loans were $25.6 million at December 31, 1999 compared to $45.4 million and $35.8 million for 1998 and 1997, respectively.

     The Company incurred $4.7 million in other non-operating expenses during 1999, of which $4.3 million related to amounts paid, or reserved for payment, in connection with ongoing litigation and/or satisfaction of judgments against the Company, and for severance for the former CEO. During 1998, the Company incurred minimal non-operating expenses primarily related to losses on the sale of certain fixed assets.

     The Company's effective tax rate was 44.1% and 29.7% during 1999 and 1998, respectively, reflecting utilization of accumulated Federal income tax benefits, principally tax loss carry-forwards, during 1998. By comparison, the Company recorded income tax benefits of $2.6 million in 1997, which reflected the Company's utilization of income tax benefits. These income tax benefits, which consisted principally of tax loss carryforwards, accumulated during the early 1990's, a period during which the Company incurred substantial losses.

     The following table shows average interest-earning assets and interest-bearing liabilities, related revenues and costs, and effective weighted-average yields and costs for each of the three years ended December 31, 1999. The interest costs associated with the Company's issues of Senior Notes are included in the table.

                                                                     YEAR ENDED DECEMBER 31,
                                -------------------------------------------------------------------------------------------------
                                             1999                              1998                             1997
                                -------------------------------   -------------------------------   -----------------------------
                                 AVERAGE     REVENUES/   YIELD/    AVERAGE     REVENUES/   YIELD/   AVERAGE    REVENUES/   YIELD/
                                 BALANCE       COST       COST     BALANCE       COST       COST    BALANCE      COST       COST
   (DOLLARS IN THOUSANDS)       ----------   ---------   ------   ----------   ---------   ------   --------   ---------   ------
Assets:
  Interest-earning assets:
    Loan receivable(1).......   $1,411,697   $126,854     8.99%   $1,081,382   $102,213     9.45%   $745,197    $70,012     9.40%
    Cash and cash
      equivalents............       99,179      4,911     4.95        81,188      3,698     4.55      33,747      1,776     5.26
    Investment securities....           --         --       --         8,801        510     5.79      54,420      3,403     6.25
    Investment in capital
      stock of Federal Home
      Loan Bank..............       18,344        982     5.35         9,862        571     5.79       6,980        425     6.09
                                ----------   --------             ----------   --------             --------    -------
        Total interest
          earning assets.....    1,529,220    132,747     8.68     1,181,233    106,992     9.06     840,344     75,616     9.00
                                             --------                          --------                         -------
  Noninterest-earning
    assets...................       11,005                             8,839                          25,403
                                ----------                        ----------                        --------
        Total assets.........   $1,540,225                        $1,190,072                        $865,747
                                ==========                        ==========                        ========
Liabilities and Stockholders' Equity:
  Interest-bearing
    liabilities:
    Deposits (net of
      non-interest
      checking)..............   $1,029,701   $ 50,831     4.94    $  894,337   $ 47,642     5.33    $737,587    $38,920     5.28
    FHLB advances............      343,205     17,795     5.18       170,060      9,232     5.43      48,621      2,926     6.02
    Senior notes.............       40,000      5,000    12.50        40,000      5,000    12.50      12,473      1,979    15.87
                                ----------   --------             ----------   --------             --------    -------
        Total interest
          bearing
          liabilities........    1,412,906     73,626     5.21     1,104,397     61,874     5.60     798,681     43,825     5.49
                                             --------                          --------                         -------
  Noninterest-bearing
    checking.................       24,469                            13,378                           6,578
  Noninterest-bearing
    liabilities..............       15,337                            11,703                          11,997
                                ----------                        ----------                        --------
  Stockholders' equity.......       87,513                            60,594                          48,491
                                ----------                        ----------                        --------
        Total liabilities and
          Stockholders
          equity.............   $1,540,225                        $1,190,072                        $865,747
                                ==========                        ==========                        ========
Net interest income..........                $ 59,121                          $ 45,118                         $31,791
                                             ========                          ========                         =======
Interest rate spread.........                             3.47%                             3.46%                           3.51%
                                                         =====                             =====                           =====
Net interest margin..........                             3.87%                             3.82%                           3.78%
                                                         =====                             =====                           =====

---------------
(1) Includes the interest on non-performing loans only to the extent that it was paid and recognized as interest income.

NET INTEREST INCOME

     The operations of the Company are substantially dependent on its net interest income, which is the difference between the interest income received from its interest-earning assets and the interest expense paid on its interest-bearing liabilities. The Company's net interest margin is its net interest income divided by its average interest-earning assets. Net interest income and net interest margin are affected by several factors, including (1) the level of, and the relationship between, the dollar amount of interest-earning assets and interest-bearing liabilities, (2) the relationship between the repricing or maturity of the Company's adjustable-rate and fixed-rate loans and short-term investment securities and its deposits and borrowings, and (3) the magnitude of the Company's noninterest-earning assets, including nonaccrual loans and real estate owned ("REO") properties.

     The Company recorded net interest income of $59.1 million, $45.1 million and $31.8 million in 1999, 1998, and 1997 respectively, representing increases of 31.0% and 41.8% in 1999 and 1998. The resulting net interest margin increased during the three years to 3.9% in 1999 from 3.8% in 1998 and 1997.

     The increase in net interest income was primarily due to significant growth in earning assets, which was a direct result of the Bank's continuing successful pursuit of the real estate secured financing business. For the twelve months ended December 31, 1999, average earning assets were $1.5 billion, an increase of 25.0% over average earning assets of $1.2 billion during 1998. Average total loans, net of deferred fees, grew to $1.4 billion in 1999, an increase of 27.3% over $1.1 billion in average total loans, net of deferred fees in 1998. Total assets reached $1.6 billion at December 31, 1999, reflecting a growth rate of 14.3% above total assets of $1.4 billion at December 31, 1998.

     For the twelve months ended December 31, 1998, average earning assets were $1.2 billion, an increase of 50.0% over average earning assets of $0.8 billion during 1997. Average total loans, net of deferred fees, grew to $1.1 billion in 1998, an increase of 57.1% over $0.7 billion in average total loans, net of deferred fees in 1997. Total assets reached $1.4 billion at December 31, 1998, reflecting a growth rate of 55.6 % above total assets of $0.9 billion at December 31, 1997.

     The following tables set forth the dollar amount of changes in interest revenues and interest costs attributable to changes in the balances of interest-earning assets and interest-bearing liabilities, and changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to
(1) changes in volume (i.e., changes in volume multiplied by old rate), (2) changes in rate (i.e., changes in rate multiplied by old volume) and (3) changes attributable to both rate and volume.

                                                  YEARS ENDED DECEMBER 31,                  YEARS ENDED DECEMBER 31,
                                                       1999 AND 1998                             1998 AND 1997
                                            INCREASE (DECREASE) DUE TO CHANGE IN      INCREASE (DECREASE) DUE TO CHANGE IN
                                          ----------------------------------------   --------------------------------------
                                                              VOLUME AND     NET                       VOLUME AND     NET
                                          VOLUME     RATE      RATE(1)     CHANGE    VOLUME    RATE     RATE(1)     CHANGE
         (DOLLARS IN THOUSANDS)           -------   -------   ----------   -------   -------   -----   ----------   -------
Interest-earning assets:
  Loans receivable(2)...................  $31,222   $(5,041)   $(1,540)    $24,641   $31,579   $ 428    $   194     $32,201
  Cash and cash equivalents.............      819       322         72       1,213     2,497    (239)      (336)      1,922
  Investment securities.................     (510)     (510)       510        (510)   (2,853)   (249)       209      (2,893)
  Investment in Federal Home Loan Bank
    stock, at cost......................      491       (43)       (37)        411       175     (21)        (8)        146
                                          -------   -------    -------     -------   -------   -----    -------     -------
                                           32,022    (5,272)      (995)     25,755    31,398     (81)        59      31,376
                                          -------   -------    -------     -------   -------   -----    -------     -------
Interest-bearing liabilities:
  Deposits..............................    7,211    (3,493)      (529)      3,189     8,510     173         38       8,721
  Short term borrowings.................    9,399      (414)      (422)      8,563     7,306    (286)      (714)      6,306
  Senior notes..........................       --        --         --          --     4,387    (424)      (941)      3,022
                                          -------   -------    -------     -------   -------   -----    -------     -------
                                           16,610    (3,907)      (951)     11,752    20,203    (537)    (1,617)     18,049
                                          -------   -------    -------     -------   -------   -----    -------     -------
Change in net interest income...........  $15,412   $(1,365)   $   (44)    $14,003   $11,195   $ 456    $ 1,676     $13,327
                                          =======   =======    =======     =======   =======   =====    =======     =======

---------------
(1) Calculated by multiplying change in rate by change in volume.

(2) Includes the interest on non-performing loans only to the extent that it was paid and recognized as interest income.

     The Company's interest revenues increased by $25.8 million, or 24.1%, during the twelve months ended December 31, 1999 compared to the same period in 1998. This increase was primarily attributable to a 30.5% increase in the average balance of loans outstanding, which was partially offset by a decrease in the weighted average yield on earning assets, which averaged 8.7% during 1999 compared to 9.1% during 1998 and 9.0% during 1997.

     The primary reason for the decline in the yield in the loan portfolio is due to lower yielding loans being added to the loan portfolio during 1997, 1998 and 1999, reflecting the increased competitive rate pressure in the marketplace and a change in the portfolio mix. In addition, higher yielding loans have been paying off during 1998 and 1999, adding to the overall yield decline.

     Interest costs increased by $11.8 million, or 19.0%, during the twelve months ended December 31, 1999 compared to the same period during 1998, primarily due to a 27.9% increase in the average balance of the Company's interest bearing liabilities. This increase was partially offset by a decrease in the weighted average rates paid on the Company's deposits and FHLB advances, which together averaged 5.0% for the twelve months ended December 31, 1999 compared to 5.3% during the same period of 1998 and 1997. At December 31, 1999, certificates of deposit totaled $838.1 million, or 77.1% of total deposits, down from

$833.7 million, or 81.8% of total deposits at December 31, 1998. This reduced reliance on certificates of deposit had a positive impact on the Company's cost of funds and was achieved by capitalizing on the Bank's strong community involvement.

PROVISION FOR ESTIMATED CREDIT LOSSES

     Provisions for estimated credit losses were $12.0 million, $7.1 million, and $5.1 million for 1999, 1998 and 1997, respectively. The company's ratio of charge-offs to average loans has improved from 0.7% in 1997 to 0.3% in 1998, and has remained at a consistent level of 0.3% in 1999. Additionally, total classified assets to Bank core capital and general allowance for estimated credit losses have decreased from 77.1% in 1997 to 50.0% in 1999. Average loans outstanding during 1999 increased by $330.3 million, or 30.5%, while loan provisions grew by $4.9 million, or 69.0%, over 1998 provisions.

     The increase in the level of provision for estimated credit losses reflects management's intention to increase the ratio of the Company's general valuation reserves to approximately 1.5% of net loans by the end of 1999, a level deemed by management to be prudent in view of the significant growth in the Company's loan portfolio since 1997, the relative lack of seasoning of many of the Company's loans, and the significant amount of construction loans in the Company's loan portfolio directed at financing real estate development. The Company achieved a ratio of the general allowance for estimated credit losses to loans receivable, net of specific reserves, of 1.6% as of December 31, 1999 compared to 0.9% and 1.1% as of December 31, 1998 and 1997, respectively. See "Asset Quality" for a more complete discussion of the Company's allowance for estimated credit losses.

     Although the Company maintains its allowance for credit losses at a level which it considers to be adequate to provide for potential losses, based on conditions known at present, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. The calculation of the adequacy of the allowance for credit losses, and therefore the requisite amount of provision for credit losses, is based on several factors, including underlying loan collateral values, delinquency trends and historical loan loss experience, all of which can change without notice based on market and economic conditions and other factors.

NONINTEREST REVENUES

     Noninterest income totaled $7.8 million in 1999, an increase of $3.2 million, or 69.6% from 1998, which increased $1.0 million, or 27.8%, from 1997. Detail and discussion of noninterest revenues by category is reflected below.

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1999      1998      1997
                 (DOLLARS IN THOUSANDS)                    ------    ------    ------
Noninterest Revenues:
  Loan-related fees......................................  $6,639    $3,842    $2,718
  Gain (loss) on sales of investment securities..........      --         7       (11)
  Other..................................................   1,181       811       892
                                                           ------    ------    ------
          Total..........................................  $7,820    $4,660    $3,599
                                                           ======    ======    ======

     Loan-related fees primarily consist of fees collected from borrowers (1) for the early repayment of their loans, (2) for the extension of the maturity of loans (predominantly short-term construction loans, with respect to which extension options are often included in the original term of the Company's loan) and (3) in connection with certain loans which contain exit or release fees payable to the Company upon the maturity or repayment of the Company's loan. The prepayment of a large number of loans to which prepayment penalties were attached, and the repayment of a small number of loans requiring exit fees, created an increase in prepayments in 1999. During the last half of 1998, the sharp drop in market interest rates increased the volume of prepayments and refinancings during the first half of 1999.

NONINTEREST EXPENSES

  General and Administrative Costs

     General and administrative expenses totaled $32.4 million in 1999, an increase of $3.6 million, or 12.5% from 1998, which increased $6.8 million, or 30.9%, from 1997. Detail and discussion of noninterest expenses by category is reflected below.

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1999       1998       1997
                (DOLLARS IN THOUSANDS)                  -------    -------    -------
Employee..............................................  $14,822    $14,414    $10,606
Operating.............................................    6,393      6,177      4,470
Occupancy.............................................    3,889      3,404      2,921
Technology............................................    1,988      2,117        816
Professional..........................................    4,035      1,738      1,907
SAIF insurance premium and OTS assessment.............    1,236        952      1,289
                                                        -------    -------    -------
          Total.......................................  $32,363    $28,802    $22,009
                                                        =======    =======    =======

     As the Company's business activities have grown and expanded, additional personnel had been hired into the Company's various business and staff support groups. During 1999, 1998 and 1997, the Company employed an average of 272, 251 and 206 full-time equivalent individuals, respectively. The corresponding growth in employee-related expenses, which consist primarily of base salaries, incentive compensation and the Company's share of benefit expenses, was substantially less than the growth in the dollar amount of the Company's net interest income. Other operating expenses include advertising, telephone and postage, stationery and supplies, bank and item processing charges and insurance. The $1.7 million, or 37.8%, increase in operating expenses from 1997 to 1998 was primarily due to increased advertising and marketing activities to support the overall growth of the Company. Increases in occupancy expenses were attributed to leasehold improvements at the corporate headquarters.

     Technology costs increased from $0.8 million in 1997 to $2.1 million in 1998, and decreased to $2.0 million in 1999, a decrease of 4.8% over 1998 costs. Technology costs during 1999 were principally costs associated with (1) computer hardware and software maintenance costs, (2) depreciation for computer hardware, and (3) amortization of costs related to software. In addition to the costs identified during 1999, technology costs during 1998 included costs associated with (1) systems conversions, from an outsourced third party vendor, to an internal system, and (2) data processing charges from an outside vendor during the first half of 1998. Technology costs during 1997 were primarily related to maintenance and depreciation for computer hardware and data processing service charges from an outside vendor.

     Professional fees increased $2.3 million during the twelve months ended December 31, 1999 when compared to the same period of 1998. Professional fees included expenses of $1.6 million related to outside lawyers, who represent the Company in a variety of legal matters due to additional litigation and trials. The remaining professional fees consisted of the Company's independent accountants, various other vendors that provide employee search and other professional fees related to operational projects. During 1997, the Company implemented a core technology platform conversion from an outsourced mainframe provider to a client server platform. The platform conversion, including Year 2000 compliance initiatives, were substantially completed in 1998. Accordingly, other professional and consulting fees decreased to $1.7 million in 1998 from $1.9 million in 1997, a decrease of 10.5% over 1997 costs.

     SAIF insurance premium and OTS assessment increased from $1.0 million in 1998 to $1.2 million in 1999. The Company pays premiums to the SAIF based upon the dollar amount of deposits it holds and the assessment rate charged by the FDIC, which is based upon the Company's financial condition, its capital ratios and the rating it receives in connection with annual regulatory examinations by the OTS.

     The Company's efficiency ratio (defined as general and administrative expenses divided by noninterest revenues and net interest income before provision) for 1999 improved to 48.4% compared to 57.9% and 62.2% in 1998 and 1997, respectively.

  Other Non-Operating (Income) Expense

     The Company incurred $4.7 million in other non-operating expenses during 1999, primarily during the fourth quarter of 1999, of which $4.3 million related to amounts paid, or reserved for payment, in connection with ongoing litigation and/or satisfaction of judgments against the Company, and for severance for the former CEO. During 1998, the Company incurred minimal non-operating expenses primarily related to losses on sale of certain fixed assets. Other non-operating income (expense) is reflected below:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                               1999     1998    1997
                   (DOLLARS IN THOUSANDS)                     ------    ----    -----
Other Non-Operating (Income) Expense:
  Legal settlement expenses.................................  $3,539    $--     $  --
  Other.....................................................   1,133     31      (112)
                                                              ------    ---     -----
          Total.............................................  $4,672    $31     $(112)
                                                              ======    ===     =====

  Real Estate Operations

     The table below sets forth the costs and revenues attributable to the Company's REO properties for the periods indicated. The compensatory and legal costs directly associated with the Company's property management and disposal operations are included in General and Administrative Expenses.

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                          1999      1998       1997
                 (DOLLARS IN THOUSANDS)                   -----    -------    -------
Expenses associated with real estate owned:
  Property taxes........................................  $  (3)   $     7    $   119
  Repairs, maintenance and renovation...................    219        277        222
  Insurance.............................................    135        116        188
                                                          -----    -------    -------
                                                            351        400        529
Net gains from sale of properties.......................   (754)    (2,278)    (1,282)
Property operations, net................................     (1)       (91)      (389)
Provision for estimated losses on real estate owned.....     80         60        913
                                                          -----    -------    -------
Income from real estate operations, net.................  $ 324    $ 1,909    $   229
                                                          =====    =======    =======

     Net gains from REO sales represent the difference between the proceeds received from property disposal and the carrying value of such properties upon disposal. Improved market conditions and the sale of large land parcels resulted in increased gains during 1998. Property operations principally include the net operating income (collected rental revenues less operating expenses and certain renovation costs) from foreclosed income-producing properties or receipt of similar funds held by receivers during the period the original loan was in default.

     During the year ended December 31, 1999, the Company sold 22 properties generating net cash proceeds of $10.4 million and a net gain of $0.8 million, as compared to sales of 102 properties generating net cash proceeds of $15.2 million and a net gain of $2.3 million during the year ended December 31, 1998 and a net gain of $1.3 million during the same period of 1997.

     During 1997 the Company recorded additional provisions for estimated losses on REO of $0.9 million, principally in connection with the completion and liquidation of certain tract developments. At December 31, 1997, the Company had liquidated all of its investments in these tract developments.

INCOME TAXES

     The Company recorded an income tax provision of $8.0 million during 1999 compared to $4.7 million during 1998 and compared to an income tax benefit of $2.6 million during 1997. The Company's effective tax rate was 44.1% and 29.7% during 1999 and 1998, respectively. The Company returned to taxable status during 1998, following several years in which it realized substantial income tax benefits from utilization of accumulated operating loss carry-forwards. The $2.6 million of income tax benefit recognized during the year ended December 31, 1997, was due to a $5.9 million increase in the Company's deferred tax asset as a result of the reduction in the valuation allowance against deferred tax assets. Partially reducing this benefit was an expected liability of $3.3 million attributable to the Company's profitable operations.

YEAR 2000 READINESS

     In 1997, the Company adopted a Year 2000 plan and created a Year 2000 committee. The main objectives of this process were to detect and resolve any problems that could occur on January 1, 2000, and ensure that the Company was ready to conduct business as usual on January 3, 2000. Rollover testing occurred from December 31, 1999 to January 5, 2000. No significant issues were identified. The last phase of the Company's year 2000 plan entailed leap year testing. No significant issues were identified.

     The expense incurred by the Company to ensure Year 2000 compliance was substantially integrated and was included with the expense associated with the planned conversion of its computer-based systems. The Company incurred approximately $3.8 million in costs related to its data processing conversion and implementation of the Year 2000 plan. Approximately $1.2 million of these costs were expensed during 1998. The Company capitalized $2.1 million of the total costs, which are amortized over a three year period, and expensed the remaining $0.5 million of the total costs during 1999. The costs were in line with the original projections and the Company does not anticipate any additional expenses in fiscal year 2000 related to the Year 2000 project.

BALANCE SHEET ANALYSIS

     The Company's total assets at December 31, 1999 were $1.6 billion, an increase of $168.7 million, or 11.9%, over December 31, 1998. As of December 31, 1999, asset growth was reflected in all categories of interest-earning assets, with the exception of investment securities. Loan receivables and FHLB stock reflected the largest growth, increasing by $118.2 million and $8.7 million, respectively, over 1998. The steady growth in loans was funded through core deposit growth and borrowings from the FHLB. The increased FHLB borrowings necessitated an additional investment in FHLB stock. Deposits increased by 10.0% year-over-year to $1.1 billion from $1.0 billion, with transaction accounts increasing $62.8 million, or 33.8%, to $248.5 million at December 31, 1999 from $185.7 million at December 31, 1998. At December 31, 1999, certificates of deposit totaled $838.1 million, or 77.1% of total deposits, down from 81.8% of total deposits, or $833.7 million at December 31, 1998. This reduced reliance on certificates of deposit has had a positive impact on the Company's cost of funds.

STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL

     The Company's capital consists of common stockholders' equity, which amounted to $92.3 million, or 5.8% of total assets at December 31, 1999 compared to $81.4 million, or 5.8% of total assets at December 31, 1998.

     Management is committed to maintaining capital at a level sufficient to assure shareholders, customers, and regulators that the Company and its Bank subsidiary are financially sound. The Company and the Bank are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy and are based on an institution's asset risk profile and off-balance sheet exposures. According to the regulations, institutions whose Tier 1 and total capital ratios meet or exceed 6% and 10%, respectively, are deemed "well-capitalized."

     The table below compares the Company's actual capital ratios to those required by regulatory agencies for capital adequacy and well-capitalized classification purposes for the periods indicated:

                                                                                     TO BE WELL
                                                                 FOR CAPITAL        CAPITALIZED
                                                                  ADEQUACY           UNDER PCA
                                                ACTUAL            PURPOSES           PROVISIONS
                                           ----------------    ---------------    ----------------
                                            AMOUNT    RATIO    AMOUNT    RATIO     AMOUNT    RATIO
         (DOLLARS IN THOUSANDS)            --------   -----    -------   -----    --------   -----
As of December 31, 1999:
  Total capital to risk weighted
     assets..............................  $139,815   12.50%   $89,468   8.00%    $111,835   10.00%
  Core capital to adjusted tangible
     assets..............................   127,160    8.05%    63,174   4.00%      78,967    5.00%
  Tangible capital to adjusted tangible
     assets..............................   127,160    8.05%    23,690   1.50%         n/a     n/a
  Tier 1 capital to risk weighted
     assets..............................   127,160   11.37%       n/a    n/a       67,101    6.00%
As of December 31, 1998:
  Total capital to risk weighted
     assets..............................  $119,400   11.10%   $86,090   8.00%    $107,612   10.00%
  Core capital to adjusted tangible
     assets..............................   108,673    7.65%    56,804   4.00%      71,005    5.00%
  Tangible capital to adjusted tangible
     assets..............................   108,673    7.65%    21,302   1.50%         n/a     n/a
  Tier 1 capital to risk weighted
     assets..............................   108,673   10.10%       n/a    n/a       64,567    6.00%

     The following table summarizes the regulatory capital requirements under the Home Owners' Loan Act ("HOLA") for the Bank as of December 31, 1999. As indicated in the table below, the Bank's capital levels exceed all three of the currently applicable minimum HOLA capital requirements.

                                       TANGIBLE CAPITAL       CORE CAPITAL       RISK BASED CAPITAL
                                       -----------------    -----------------    ------------------
                                        BALANCE      %       BALANCE      %       BALANCE       %
       (DOLLARS IN THOUSANDS)          ----------   ----    ----------   ----    ----------   -----
Stockholders' equity.................  $  127,160     --    $  127,160     --    $  127,160      --
Adjustments:
  General reserves...................          --     --            --     --        14,115      --
  Other..............................          --     --            --     --        (1,460)     --
                                       ----------   ----    ----------   ----    ----------   -----
Regulatory capital...................     127,160   8.05%      127,160   8.05%      139,815   12.50%
Regulatory capital requirement.......      23,690   1.50        63,174   4.00        89,468    8.00
                                       ----------   ----    ----------   ----    ----------   -----
Excess capital.......................  $  103,470   6.55%   $   63,986   4.05%   $   50,347    4.50%
                                       ==========   ====    ==========   ====    ==========   =====
Adjusted assets......................  $1,579,348           $1,579,348           $1,118,348
                                       ==========           ==========           ==========

CAPITAL RESOURCES AND LIQUIDITY

     The Company had $1.3 million cash on hand at December 31, 1999. The Company is a holding company with no significant business operations outside of the Bank. Its requisite obligations, which pertain to its debt and operations, are dependent upon its sole source of funds, which is dividends from the Bank.

     The Company's liquidity position refers to the extent to which the Company's funding sources are sufficient to meet its current and long-term cash requirements. Federal regulations currently require savings associations to maintain a monthly average daily balance of liquid assets equal to 4% of the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar quarter. The Bank has liquidity ratios of 8.76% and 12.60% for December 1999 and 1998, respectively.

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

     In March 2000, the Company's board of directors authorized the repurchase of up to 277,000 shares of the Common Stock or approximately 5% of the Shares outstanding in open market transactions or privately negotiated purchases. To date, the Company has repurchased 20,000 shares.

LIQUIDITY

     OTS regulations require a savings institution to maintain an average daily balance of liquid assets (including cash and cash equivalents, and certain marketable securities that are not committed) equal to at least 4% of either (1) the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar quarter, or (2) the amount of its net withdrawable accounts and short-term borrowings at the end of its preceding calendar quarter. Under FIRREA, this liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% of such accounts and borrowings depending upon economic conditions and the deposit flows of the member associations. Monetary penalties may be imposed for failure to meet this liquidity ratio requirement. The Company's average liquidity for the quarter ending December 31, 1999, was 8.59%, which exceeds the applicable requirements.

INTEREST RATE RISK MANAGEMENT

     Interest rate risk (IRR) and credit risk constitute the two greatest sources of financial exposure for insured financial institutions. Please refer to Item 1 -- Business, Lending Activities, for a thorough discussion of the Company's lending activities. IRR represents the impact that changes in absolute and relative levels of market interest rates may have upon the Company's net interest income (NII) and theoretical liquidation value, also referred to as net portfolio value (NPV). NPV is defined as the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities. Changes in the NII (the net interest spread between interest-earning assets and interest-bearing liabilities) are influenced to a significant degree by the repricing characteristics of assets and liabilities (timing risk), the relationship between various rates (basis risk), and changes in the shape of the yield curve.

     The Company realizes income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest paid on deposits and borrowings. The volumes and yields on loans, deposits and borrowings are affected by market interest rates. As of December 31, 1999, 87.5% of the Company's loan portfolio was tied to adjustable-rate indices, such as COFI, Prime, CMT, MTA and LIBOR. The majority of the Company's deposits are time deposits with a stated maturity (generally one year or less) and a fixed rate of interest. The borrowings from the FHLB also carry a fixed interest rate for a term of up to 10 years, although the weighted-average maturity of the borrowings as of December 31, 1999, was four years and six months.

     Changes in the market level of interest rates directly and immediately affect the Company's interest spread, and therefore profitability. Sharp and significant changes to market rates can cause the interest spread to shrink or expense significantly in the near term, principally because of the timing differences between the adjustable-rate loans and the maturities (and therefore repricing) of the deposits and borrowings.

     The Company's Asset/Liability Committee ("ALCO") is responsible for managing the Company's assets and liabilities in a manner that balances profitability, IRR and various other risks including liquidity. ALCO operates under policies and within risk limits prescribed by, reviewed and approved by the Board of Directors.

     ALCO seeks to stabilize the Company's NII and NPV by matching its rate-sensitive assets and liabilities through maintaining the maturity and repricing of these assets and liabilities at appropriate levels given the interest rate environment. When the amount of rate-sensitive liabilities exceeds rate-sensitive assets within specified time periods, the NII generally will be negatively impacted by increasing rates and positively impacted by decreasing rates. Conversely, when the amount of rate-sensitive assets exceeds the amount of rate-sensitive liabilities within specified time periods, net interest income will generally be positively impacted by increasing rates and negatively impacted by decreasing rates. The speed and velocity of the repricing of assets and liabilities will also contribute to the effects on the Company's NII and NPV, as will the presence or absence of periodic and lifetime interest rate caps and floors.

     The Company utilizes two methods for measuring interest rate risk, gap analysis and interest rate simulations. Gap analysis focuses on measuring absolute dollar amounts subject to repricing within certain periods of time, particularly the one-year maturity horizon. SEE ITEM 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS. Interest rate simulations are produced using a software model that is based on actual cash flows and repricing characteristics for all of the Company's financial instruments and incorporates market-based assumptions regarding the impact of changing interest rates on current volumes of applicable financial instruments. These assumptions are inherently uncertain, and, consequently, the model cannot precisely measure net interest income or precisely predict the impact of changes in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and management strategies.

     Interest rate simulations provide the Company with an estimate of both the dollar amount and percentage change in NII under various rate scenarios. All assets and liabilities are subjected to tests of up to 300 basis points in increases and decreases in interest rates. Under each interest rate scenario, the Company projects its net interest income and the NPV of its current balance sheet. From these results, the Company can then develop alternatives in dealing with the tolerance thresholds.

     Since 1995, the Company has been utilizing interest rate floors to mitigate the risk of interest margin compression on its new loans in a decreasing rate environment. Additionally, on most new income property loans, the Company utilizes interest rate caps. These are life caps and are usually five points above the rate at underwriting or at an amount that would still allow for one-to-one debt service coverage at the maximum rate, thereby reducing the likelihood of borrower default in a rising rate environment. The risk to the Company associated with the interest rate floors is that interest rates may decline, and the borrower may choose to refinance the loan, either with the Company or with another financial institution, resulting in the Company having to replace the higher-yielding asset at a lower rate. The risk to the Company associated with interest rate caps is that interest rates will exceed the maximum rates on such loans, and while the Company's cost of funds continues to rise, the interest income derived from these loans will be fixed, resulting in an overall compression on net interest income.

     A traditional, although analytically limited measure of a financial institution's IRR is the "static gap." Static gap is the difference between the amount of assets and liabilities (adjusted for any off-balance positions) which are expected to mature or reprice within a specific period. Generally, a positive gap benefits an institution during periods of rising interest rates, and a negative gap benefits an institution during periods of declining interest rates. However, because the indices that the Company's loan products are priced to may lag changes in market interest rates by three months or more, the Company's net interest income may not reflect changes in interest rates immediately.

     The table below sets forth information concerning repricing opportunities for the Company's interest-earning assets and interest-bearing liabilities as of December 31, 1999. The amount of assets and liabilities shown within a particular period were determined in accordance with their contractual maturities, except that adjustable-rate products are included in the period in which they are first scheduled to adjust and not in the period in which they mature. Such assets and liabilities are classified by the earlier of their maturity or repricing date.

                                                             DECEMBER 31, 1999
                                  -----------------------------------------------------------------------
                                             OVER THREE    OVER SIX     OVER ONE
                                   THREE      THROUGH      THROUGH        YEAR        OVER
                                   MONTHS       SIX         TWELVE      THROUGH       FIVE
                                  OR LESS      MONTHS       MONTHS     FIVE YEARS    YEARS       TOTAL
     (DOLLARS IN THOUSANDS)       --------   ----------   ----------   ----------   --------   ----------
Interest-earning assets:
  Cash and cash equivalents.....  $     62    $     --    $      --    $      --    $     --   $       62
  Investments and FHLB Stock....    22,236          --           --           --          --       22,236
  Loans(1)......................   971,430     305,678       36,045       37,090     120,305    1,470,548
                                  --------    --------    ---------    ---------    --------   ----------
          Total interest-earning
            assets..............  $993,728    $305,678    $  36,045    $  37,090    $120,305   $1,492,846
                                  ========    ========    =========    =========    ========   ==========
Interest-bearing liabilities:
  Deposits
     Non-certificates of
       deposit(2)...............  $207,976    $     --    $      --    $      --    $     --   $  207,976
     Certificates of deposit....   263,661     186,067      286,390      102,011          --      838,129
  FHLB advances.................        --          --           --      300,000      49,000      349,000
  Senior notes..................        --          --           --           --      40,000       40,000
                                  --------    --------    ---------    ---------    --------   ----------
          Total interest-bearing
            liabilities.........  $471,637    $186,067    $ 286,390    $ 402,011    $ 89,000   $1,435,105
                                  ========    ========    =========    =========    ========   ==========
Interest rate sensitivity gap...  $522,091    $119,611    $(250,345)   $(364,921)   $ 31,305   $   57,741
Cumulative interest rate
  sensitivity gap...............   522,091     641,702      391,357       26,436      57,741       57,741
Cumulative interest rate
  sensitivity gap as a
  percentage of total interest
  earning assets................      35.0%       43.0%        26.2%         1.8%        3.9%         3.9%

---------------
(1) Balances include nonaccrual loans of $44.0 million at December 31, 1999.

(2) Includes checking/NOW, passbook and money market accounts.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     The Company realizes income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest paid on deposits and borrowings. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice differently than its interest-bearing liabilities. The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while structuring the Company's asset-liability mix to obtain the maximum yield-cost spread on that structure.

     A sudden and substantial increase in interest rates may adversely impact the Company's income to the extent that the interest rates borne by the assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company has adopted formal policies and practices to monitor its interest rate risk exposure. As a part of this effort, the Company uses the Net Portfolio Value (NPV) methodology to gauge interest rate risk exposure.

     Using an internally generated model, the Company monitors interest rate sensitivity by estimating the change in NPV over a range of interest rate scenarios. NPV is the discounted present value of the difference between incoming cashflows on interest-earning assets and other assets, and the outgoing cashflows on interest-bearing liabilities and other liabilities. The NPV ratio is defined as the NPV for a given rate scenario divided by the market value of the assets in the same scenario. The Sensitivity Measure is the decline in the NPV ratio, in basis points, caused by a 200 basis point increase or decrease in interest rates, whichever produces the largest decline. The higher an institution's Sensitivity Measure, the greater is considered its exposure to IRR. The OTS also produces a similar analysis using its own model, based upon data submitted on the Bank's quarterly Thrift Financial Report ("TFR").

     At December 31, 1999, based on the Company's internally generated model, it was estimated that the Company's NPV would decrease 7.7% in the event of a 200 basis point increase in rates, and increase by 1.9% if rates were to decrease by 200 basis points.

     Presented below, as of December 31, 1999, is an analysis of the Company's IRR as measured in the NPV for instantaneous and sustained parallel shifts of 100, 200, and 300 basis point increments in market interest rates.

              NET PORTFOLIO VALUE
            ------------------------            CHANGE
  CHANGE               $ CHANGE FROM             FROM
 IN RATES   $ AMOUNT     BASECASE      RATIO   BASECASE
----------  --------   -------------   -----   --------
                (DOLLARS IN THOUSANDS)
   +300 bp  $130,328     $(27,910)      8.35%  -152 bp
   +200 bp   146,026      (12,212)      9.24%   -63 bp
   +100 bp   154,449       (3,789)      9.69%   -18 bp
      0 bp   158,238                    9.87%
   -100 bp   166,614        8,376      10.33%   +46 bp
   -200 bp   161,272        3,034       9.93%    +6 bp
   -300 bp   155,669       (2,569)      9.52%   -35 bp

     Management believes that the NPV methodology overcomes three shortcomings of the typical maturity gap methodology. First, it does not use arbitrary repricing intervals and accounts for all expected cash flows, weighing each by its appropriate discount factor. Second, because the NPV method projects cash flows of each financial instrument under different rate environments, it can incorporate the effect of embedded options on an association's IRR exposure. Third, it allows interest rates on different instruments to change by varying amounts in response to a change in market interest rates, resulting in more accurate estimates of cash flows.

     On a quarterly basis, the results of the internally generated model are reconciled to the results of the OTS model. Historically the OTS has valued the NPV higher, but the changes in NPV as a result of the rate increases and decreases are directionally consistent between the two models. The difference between the two models resides in the prepayment assumptions and the ability of the Company to analyze each individual rate index in a changing environment. Through the inclusion of more specific information regarding the Company's unique loan portfolio, the internal model reflects less sensitivity in an increasing rate environment, and greater sensitivity in a declining rate environment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information regarding Financial Statements and Supplementary Data appears on pages A-1 through A-39 under the captions "Consolidated Statements of Financial Condition," Consolidated Statements of Operations," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Except as hereinafter noted, the information concerning directors and executive officers of the Company is incorporated by reference from the section entitled "Election of Directors" of the Company's Proxy Statement, which is filed as Exhibit No. 99 to this Annual Report on Form 10-K. For information concerning executive officers of the Company, see "ITEM 4(A). EXECUTIVE OFFICERS OF THE REGISTRANT."

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated by reference from the section entitled "Compensation of Directors and Executive Officers" in the Company's Proxy Statement, which is filed as Exhibit No. 99 to this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and Management is incorporated by reference from the sections entitled "Principal Shareholders," and "Election of Directors" of the Company's Proxy Statement, which is filed as Exhibit No. 99 to this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions is incorporated by reference from the section entitled "Certain Transactions" of the Company's Proxy Statement, which is filed as Exhibit No. 99 to this Annual Report on Form 10-K.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

          (1) FINANCIAL STATEMENTS

              Independent Auditors' Report
              Consolidated Financial Statements
                   Consolidated Statements of Financial Condition as of
                    December 31, 1998 and 1997.
                   Consolidated Statements of Income for the years ended
                    December 31, 1999, 1998 and 1997.
                   Consolidated Statements of Stockholders' Equity for the
                    years ended December 31, 1999, 1998 and 1997.
                   Consolidated Statements of Cash Flows for the years
                    ended December 31, 1999, 1998 and 1997.
                   Notes to Consolidated Financial Statements for the
                    years ended December 31, 1999, 1998 and 1997.

          (2) FINANCIAL STATEMENT SCHEDULES

                  Schedules are omitted because they are not applicable or
             because the required information is provided in the Consolidated Financial Statements, including the Notes thereto.

     (B) REPORTS ON FORM 8-K

          The Company filed a Report on Form 8-K on November 22, 1999 reporting under Items 5 and 7.

(C) EXHIBITS

     Exhibits are listed by number corresponding to the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT NO.                     DESCRIPTION OF DOCUMENT
-----------                     -----------------------
    3.1       Certificate of Incorporation of the Company and Amendment of
              Certificate of Incorporation of the Company(1)
    3.2       Bylaws of the Company(1)
    4.1       Specimen certificate of the Company's Common Stock
    4.2       Indenture, dated as of December 31, 1997, between the
              Company and United States Trust Company of New York, as
              Trustee, relating to the Company's 12 1/2% Notes due 2004(2)
    4.3       Form of the Company's 12 1/2% Notes due 2004 (included in
              Section 2.02 of the Indenture included as Exhibit 4.2)(2)
    4.4       Form of Warrants to purchase an aggregate of 2,512,188
              shares of Common Stock(3)
    4.5       Registration Rights Agreement among the Company and certain investors(3)
    4.6       Unit Purchase Agreement among the Company and the investors named therein (3)
   10.1       Hawthorne Financial Corporation 1994 Stock Option Plan(4)*
   10.2       Hawthorne Financial Corporation 1995 Stock Option Plan(5)
   10.3       Lease of corporate headquarters(6)
   10.4       Summary of Change in Control Agreement for executive
              officers*
   11.1       Statement on computation of per share earnings(7)
   21.1       Subsidiaries of Registrant, Hawthorn Savings, F.S.B.
   23.1       Consent of Deloitte & Touche LLP
   27.1       Financial Data Schedule
   99         Proxy Statement for Annual Meeting of Shareholders to be
              held May 24, 2000(8)

---------------
 *  Designates management contract, compensatory plan or arrangement.

(1) Incorporated by reference from the Company's Registration Statement on Form S-8 (No. 33-74800) filed on February 3, 1994.

(2) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended on May 11, 1998 and November 3, 1998.

(3) Incorporated by reference from the Company's Current Report on Form 8-K filed on February 7, 1996.

(4) Incorporated by reference from the Company's Registration Statement on Form S-8 (No. 333-59879) filed on July 24, 1998.

(5) Incorporated by reference from of the Company's Registration Statement on Form S-8 (No. 333-59875) filed on July 24, 1998.

(6) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(7) See Note 1 to the Notes from Consolidated Financial Statements included in
    Item 8 and listed in Item 14 (a) of this Annual Report on Form 10-K.

(8) To be filed within 120 days after the end of the fiscal year ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: March 30, 2000

                                          HAWTHORNE FINANCIAL CORPORATION

                                          By:    /s/ SIMONE LAGOMARSINO
                                            ------------------------------------
                                                     Simone Lagomarsino
                                               President and Chief Executive
                                                           Officer

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

                         SIGNATURE                                                          DATE
                         ---------                                                          ----

                  /s/ SIMONE LAGOMARSINO                                               March 30, 2000
 ---------------------------------------------------------
                    Simone Lagomarsino
     Director, President, and Chief Executive Officer
  (Principal Executive, Financial and Accounting Officer)

                   /s/ MARILYN G. AMATO                                                March 30, 2000
 ---------------------------------------------------------
                Marilyn G. Amato, Director

                  /s/ TIMOTHY R. CHRISMAN                                              March 30, 2000
 ---------------------------------------------------------
        Timothy R. Chrisman, Chairman of the Board

                  /s/ ANTHONY W. LIBERATI                                              March 30, 2000
 ---------------------------------------------------------
               Anthony W. Liberati, Director

                  /s/ HARRY F. RADCLIFFE                                               March 30, 2000
 ---------------------------------------------------------
               Harry F. Radcliffe, Director

                    /s/ HOWARD E. RITT                                                 March 30, 2000
 ---------------------------------------------------------
                 Howard E. Ritt, Director

                     /s/ GARY BRUMMETT                                                 March 30, 2000
 ---------------------------------------------------------
                  Gary Brummett, Director

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

        CONSOLIDATED FINANCIAL STATEMENTS, INDEPENDENT AUDITORS' REPORT

                                    CONTENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  A-2
Consolidated Financial Statements
  Consolidated Statements of Financial Condition............  A-3
  Consolidated Statements of Income.........................  A-4
  Consolidated Statements of Stockholders' Equity...........  A-5
  Consolidated Statements of Cash Flows.....................  A-6
  Notes to Consolidated Financial Statements................  A-8

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Hawthorne Financial Corporation
El Segundo, California:

     We have audited the accompanying consolidated statements of financial condition of Hawthorne Financial Corporation and Subsidiary (the "Company") as of December 31, 1999 and 1998 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial condition of Hawthorne Financial Corporation and Subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Los Angeles, California
March 20, 2000

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1999          1998
                   (DOLLARS IN THOUSANDS)                     ----------    ----------
Assets:
  Cash and cash equivalents.................................  $   86,722    $   45,449
  Loans receivable (net of allowance for estimated credit
     losses of $24,285 in 1999 and $17,111 in 1998).........   1,444,968     1,326,791
  Real estate owned (net of allowance for estimated losses
     of $29 in 1999 and $45 in 1998)........................       5,587         4,070
  Accrued interest receivable...............................       9,250         8,424
  Investment in capital stock of Federal Home Loan Bank, at
     cost...................................................      22,236        13,554
  Office property and equipment at cost, net................       5,939         6,513
  Deferred tax asset, net...................................       2,203         2,822
  Other assets..............................................       4,248         4,811
                                                              ----------    ----------
          Total Assets......................................  $1,581,153    $1,412,434
                                                              ==========    ==========
Liabilities and Stockholders' Equity:
  Liabilities
     Deposits...............................................  $1,086,635    $1,019,450
     FHLB advances..........................................     349,000       264,000
     Accounts payable and other liabilities.................      13,214         7,560
     Senior notes...........................................      40,000        40,000
                                                              ----------    ----------
          Total Liabilities.................................   1,488,849     1,331,010
Commitments and contingencies (note 13)
Stockholders' equity:
  Preferred Stock -- $.01 par value, authorized 10,000,000
     shares; no shares outstanding..........................          --            --
  Common stock -- $0.01 par value; authorized 20,000,000
     shares; issued and outstanding, 5,331,301 shares (1999)
     and 5,194,996 shares (1998)............................          53            52
  Capital in excess of par value -- common stock............      40,981        40,349
  Retained earnings.........................................      51,318        41,150
  Less:
     Treasury stock, at cost -- 5,400 shares................         (48)          (48)
     Loan to Bank ESOP......................................          --           (79)
                                                              ----------    ----------
          Total Stockholders' Equity........................      92,304        81,424
                                                              ----------    ----------
          Total Liabilities and Stockholders' Equity........  $1,581,153    $1,412,434
                                                              ==========    ==========

          See Accompanying Notes to Consolidated Financial Statements

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999        1998       1997
           (IN THOUSANDS, EXCEPT PER SHARE DATA)              --------    --------    -------
Interest revenues:
  Loans.....................................................  $126,854    $102,213    $70,012
  Investments...............................................     5,893       4,779      5,604
                                                              --------    --------    -------
          Total interest revenues...........................   132,747     106,992     75,616
                                                              --------    --------    -------
Interest costs:
  Deposits..................................................    50,831      47,642     38,920
  FHLB advances.............................................    17,795       9,232      2,926
  Senior notes..............................................     5,000       5,000      1,979
                                                              --------    --------    -------
          Total interest costs..............................    73,626      61,874     43,825
                                                              --------    --------    -------
Net interest income.........................................    59,121      45,118     31,791
Provision for credit losses.................................    12,000       7,135      5,137
                                                              --------    --------    -------
  Net interest income after provision for credit losses.....    47,121      37,983     26,654
Noninterest revenues:
  Loan related fees.........................................     7,820       4,646      3,599
  Income from real estate operations, net...................       324       1,909        229
  Gain (loss) on sales of investment securities.............        --           7        (11)
                                                              --------    --------    -------
          Total noninterest revenues, net...................     8,144       6,562      3,817
Noninterest expenses:
  General and administrative expenses:
     Employee...............................................    14,822      14,414     10,606
     Operating..............................................     6,393       6,177      4,470
     Occupancy..............................................     3,889       3,404      2,921
     Technology.............................................     1,988       2,117        816
     Professional...........................................     4,035       1,738      1,907
     SAIF premium and OTS assessment........................     1,236         952      1,289
                                                              --------    --------    -------
          Total general and administrative expenses.........    32,363      28,802     22,009
  Other non-operating (income)/expense:
     Legal settlement expenses..............................     3,539          --         --
     Other..................................................     1,133          31       (112)
                                                              --------    --------    -------
          Total noninterest expenses........................    37,035      28,833     21,897
                                                              --------    --------    -------
Income before income taxes and extraordinary item...........    18,230      15,712      8,574
Income tax (provision) benefit..............................    (8,030)     (4,674)     2,577
                                                              --------    --------    -------
Income before extraordinary item............................    10,200      11,038     11,151
Extraordinary item..........................................        --          --     (1,534)
                                                              --------    --------    -------
Net income..................................................  $ 10,200    $ 11,038    $ 9,617
                                                              ========    ========    =======
Net income available for common.............................  $ 10,200    $ 11,038    $ 5,254
                                                              ========    ========    =======
Basic earnings per share before extraordinary item..........  $   1.93    $   2.64    $  2.35
                                                              ========    ========    =======
Basic earnings per share....................................  $   1.93    $   2.64    $  1.82
                                                              ========    ========    =======
Diluted earnings per share before extraordinary item........  $   1.33    $   1.65    $  1.30
                                                              ========    ========    =======
Diluted earnings per share..................................  $   1.33    $   1.65    $  1.00
                                                              ========    ========    =======
Weighted average basic shares outstanding...................     5,288       4,176      2,883
                                                              ========    ========    =======
Weighted average diluted shares outstanding.................     7,697       6,692      5,235
                                                              ========    ========    =======

          See Accompanying Notes to Consolidated Financial Statements

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                          CAPITAL IN
                                                          EXCESS OF      CAPITAL IN     UNREALIZED
                                                         PAR VALUE --    EXCESS OF      ACCUMULATED
                                    NUMBER OF             PREFERRED     PAR VALUE --       OTHER
                                     COMMON     COMMON      STOCK          COMMON      COMPREHENSIVE
                                     SHARES     STOCK      SERIES A        STOCK       INCOME/(LOSS)
          (IN THOUSANDS)            ---------   ------   ------------   ------------   -------------
Balance at December 31, 1996......    2,605      $26       $ 11,592       $ 7,745          $(132)
Exercised stock options...........       60        1             --           295             --
Other comprehensive income, net of
  tax, net of change in unrealized
  gain (loss) on securities.......                --             --            --            138
Net income (loss).................                --             --            --             --
Dividends paid on preferred
  stock...........................      431        4             --         4,270             --
Accrued dividends on preferred
  stock...........................                --             --            --             --
Redemption of preferred stock.....                --        (11,592)           --             --
Repayments........................                --             --            --             --
Comprehensive Income..............
                                      -----      ---       --------       -------          -----
Balance at December 31, 1997......    3,096       31             --        12,310              6
Exercised stock options...........       86        1             --           436             --
Stock offering proceeds, net......    2,013       20             --        27,603             --
Other comprehensive income, net of
  tax, net change in unrealized
  gain (loss) on securities.......                --             --            --             (6)
Net income (loss).................                --             --            --             --
Repayments........................                --             --            --
Comprehensive Income..............                --             --            --             --
                                      -----      ---       --------       -------          -----
Balance at December 31, 1998......    5,195       52             --        40,349             --
Exercised stock options...........      110        1             --           576             --
Exercised warrants................       26       --             --            56             --
Net income (loss).................                --             --            --             --
Other.............................                --             --            --             --
Repayments........................                --             --            --             --
Comprehensive Income..............
                                      -----      ---       --------       -------          -----
Balance at December 31, 1999......    5,331      $53       $     --       $40,981          $  --
                                      =====      ===       ========       =======          =====


                                                           LOAN TO
                                                          EMPLOYEE
                                                            STOCK         TOTAL
                                    RETAINED   TREASURY   OWNERSHIP   STOCKHOLDERS'   COMPREHENSIVE
                                    EARNINGS    STOCK       PLAN         EQUITY          INCOME
          (IN THOUSANDS)            --------   --------   ---------   -------------   -------------
Balance at December 31, 1996......  $24,858      $(48)      $(119)      $ 43,922
Exercised stock options...........       --        --          --            296
Other comprehensive income, net of
  tax, net of change in unrealized
  gain (loss) on securities.......       --        --          --            138         $   138
Net income (loss).................    9,617        --          --          9,617           9,617
Dividends paid on preferred
  stock...........................       --        --          --          4,274
Accrued dividends on preferred
  stock...........................   (2,455)       --          --         (2,455)
Redemption of preferred stock.....   (1,908)       --          --        (13,500)
Repayments........................       --        --          27             27
                                                                                      -------------
Comprehensive Income..............                                                       $ 9,755
                                    -------      ----       -----       --------         -------
Balance at December 31, 1997......   30,112       (48)        (92)        42,319
Exercised stock options...........       --        --          --            437
Stock offering proceeds, net......       --        --          --         27,623
Other comprehensive income, net of
  tax, net change in unrealized
  gain (loss) on securities.......       --        --          --             (6)        $    (6)
Net income (loss).................   11,038        --          --         11,038          11,038
Repayments........................       --        --          13             13
                                                                                      -------------
Comprehensive Income..............       --        --          --             --         $11,032
                                    -------      ----       -----       --------         -------
Balance at December 31, 1998......   41,150       (48)        (79)        81,424
Exercised stock options...........       --        --          --            577
Exercised warrants................       --        --          --             56
Net income (loss).................   10,200        --          --         10,200         $10,200
Other.............................      (32)       --          --            (32)
Repayments........................       --        --          79             79
                                                                                      -------------
Comprehensive Income..............                                                       $10,200
                                    -------      ----       -----       --------         =======
Balance at December 31, 1999......  $51,318      $(48)      $  --       $ 92,304
                                    =======      ====       =====       ========

          See Accompanying Notes to Consolidated Financial Statements

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            1999         1998         1997
                 (DOLLARS IN THOUSANDS)                   ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................  $  10,200    $  11,038    $   9,617
  Adjustments:
     Deferred income tax provision (benefit)............        619        3,999       (2,577)
     Provision for estimated credit losses on loans.....     12,000        7,135        5,137
     Provision for estimated losses on real estate
       owned............................................         80           60          913
     Net (gain) loss on sale of investment securities...         --           (7)          11
     Net gains from sale of real estate owned...........       (754)      (2,278)      (1,282)
     Net loss from disposal of other assets.............          7           34            7
     Extraordinary item.................................         --           --        1,534
     Loan fee and discount accretion....................     (5,108)      (6,396)      (3,987)
     Depreciation and amortization......................      2,389        1,551        1,023
     FHLB dividends.....................................       (961)        (571)        (425)
     (Increase) in accrued interest receivable..........       (826)      (3,126)        (517)
     Increase (decrease) in accounts payable and other
       liabilities......................................      5,654        1,183      (14,447)
     Decrease (increase) in other assets................        563         (453)      (2,594)
                                                          ---------    ---------    ---------
          Net cash provided by (used in) operating
            activities..................................     23,863       12,169       (7,587)
                                                          ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment securities:
     Purchases..........................................         --      (27,919)     (40,571)
     Maturities.........................................         --       27,900       40,795
     Sales proceeds.....................................         --          596       37,570
  Loans:
     New loans funded...................................   (377,267)    (487,097)    (229,433)
     Construction disbursements.........................   (336,806)    (354,326)    (140,783)
     Payoffs............................................    544,156      345,044      202,999
     Sales proceeds.....................................      3,000           --        1,370
     Purchases..........................................     (1,155)          --           --
     Principal payments.................................     24,806      121,940       30,134
     Other, net.........................................      7,092     (118,823)     (44,523)
  Real estate owned, net:
     Sales proceeds.....................................     10,385       15,184       32,791
     Capitalized costs..................................       (149)      (1,058)      (8,842)
     Other, net.........................................        (30)      (2,134)         166
  Purchase of FHLB stock................................     (7,721)      (5,770)          --
  Office property & equipment:
     Sales proceeds.....................................        233            5            9
     Additions..........................................     (2,031)      (3,904)        (726)
                                                          ---------    ---------    ---------
       Net cash used in investing activities............   (135,487)    (490,362)    (119,044)
                                                          ---------    ---------    ---------

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                                                                YEAR ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            1999         1998         1997
                 (DOLLARS IN THOUSANDS)                   ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Deposit activity, net.................................  $  67,185    $ 219,949    $  81,692
  Net increase (decrease) in FHLB advances..............     85,000      224,000      (10,000)
  Net proceeds from exercise of stock options and
     warrants...........................................        633          437          296
  Collection of ESOP loan...............................         79           13           27
  Net proceeds from issuance of senior notes............         --           --       40,000
  Redemption of senior notes............................         --           --      (13,500)
  Proceeds from stock offering..........................         --       27,623           --
  Redemption of preferred stock.........................         --           --      (13,500)
  Cash dividends paid on preferred stock................         --           --         (742)
                                                          ---------    ---------    ---------
          Net cash provided by financing activities.....    152,897      472,022       84,273
                                                          ---------    ---------    ---------
Increase (decrease) in cash and cash equivalents........     41,273       (6,171)     (42,358)
Cash and cash equivalents, beginning of year............     45,449       51,620       93,978
                                                          ---------    ---------    ---------
Cash and cash equivalents, end of year..................  $  86,722    $  45,449    $  51,620
                                                          =========    =========    =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:
     Interest...........................................  $  73,214    $  61,272    $  43,937
     Income taxes, net..................................      4,233        3,017           --
  Non-cash investing and financing activities:
     Real estate acquired in settlement of loans........     13,649        6,387       21,360
     Loans originated to finance sales of real estate
       owned............................................      1,500        2,402        5,157
     Net change in unrealized gains/(losses) on
       available-for-sale securities....................         --           (6)         138
     Accrued dividends on preferred stock...............         --           --        2,455
     Disposal of other assets...........................         --           39           --

          See Accompanying Notes to Consolidated Financial Statements

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The consolidated financial statements are prepared in accordance with generally accepted accounting principles and general practices within the banking industry. The following is a summary of significant principles used in the preparation of the accompanying financial statements.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Hawthorne Savings FSB. All significant intercompany transactions and accounts have been eliminated in consolidation.

NATURE OF OPERATIONS

     The Company is principally engaged in the business of attracting deposits from the general public and using those deposits, together with borrowings and other funds, to originate residential and income property real estate loans. The Company's principal sources of revenue are interest earned on mortgage loans and fees received concerning various deposit account services and miscellaneous loan processing activities. The Company's principal expenses are interest paid on deposit accounts and the costs necessary to operate the Company.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant estimates include the allowance for estimated credit losses, valuation of real estate owned, fair value of stock options and fair values of financial instruments.

CASH AND CASH EQUIVALENTS

     The Bank, in accordance with regulations, must maintain qualifying liquid assets at an average monthly balance of not less than 4% of the average of all deposits and other borrowings due in less than one year. Liquid assets consist primarily of cash, certificates of deposit and overnight investments. In addition, bankers' acceptances and certain U.S. Government securities, corporate notes and mortgage-backed securities qualify as liquid assets for regulatory purposes. In the consolidated statements of financial condition and cash flows, cash and cash equivalents include cash, amounts due from banks and overnight investments.

INVESTMENT SECURITIES

     The Company has authority to invest in a variety of investment securities, including U.S. Government and agency securities, mortgage-backed securities and corporate securities. However, in recent years the Company's strategy has been to deploy its assets through loan originations, rather than purchases of investment securities. As a result, the investment activity has been steadily decreasing over the last six years, and during 1999 there was no investment activity. The Company classifies all securities acquired as available-for-sale under generally accepted accounting principles, and thus the securities are carried at fair value, with unrealized gains and losses excluded from income and reported as a separate component of stockholders' equity, net of taxes.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

LOANS RECEIVABLE

     Loans are generally carried at principal amounts, less net deferred loan fees. Net deferred loan fees include deferred unamortized fees, less direct incremental loan origination costs. The Company defers all loan fees, net of certain direct costs associated with originating loans, and recognizes these net deferred fees into interest revenue as a yield adjustment over the term of the loans using the interest method for permanent loans and the straight-line method for construction loans. When a loan is paid off, any unamortized net deferred fees are recognized in interest income.

     Interest on loans, including impaired loans, is recognized in revenue as earned and is accrued only if deemed collectible. Loans 90 days or more delinquent, or when collection of interest or principal becomes uncertain, are placed on nonaccrual status, meaning that the Company stops accruing interest on such loans and reverses any interest previously accrued but not collected. A nonaccrual loan may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected.

     The Company considers a loan to be impaired when it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. Once a loan is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, the impairment is measured by using the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

     When the measurement of the impaired loan is less than the recorded amount of the loan, an impairment is recognized by creating a valuation allowance with a corresponding charge to the allowance for credit losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the allowance for credit losses.

     All loans are classified as held-to-maturity as the Company has the current intent and ability to hold these loans in their portfolio until maturity.

ALLOWANCE FOR ESTIMATED CREDIT LOSSES

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

     The Company maintains an allowance for estimated credit losses, which is not tied to individual loans or properties ("General Reserves"). General Reserves are maintained for each of the Company's principal loan segments and supplemented by periodic additions through provisions for estimated credit losses. In measuring the adequacy of the Company's General Reserves, management considers (1) the Company's historical loss experience for each loan portfolio segment and in total, (2) the historical migration of loans within each portfolio segment and in total (i.e., from performing to nonperforming, from nonperforming to REO), (3) observable trends in the performance of each loan portfolio segment, (4) observable trends in the region's economy and in its real property markets and (5) guidelines published by the OTS for maintaining General Reserves.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

REAL ESTATE OWNED

     Properties acquired through foreclosure, or deed in lieu of foreclosure ("real estate owned"), are transferred to REO and carried at the lower of cost or estimated fair value less the estimated costs to sell the property. The fair value of the property is based upon a current appraisal. Subsequent to foreclosure, management periodically performs valuations and the REO property is carried at the lower of carrying value or fair value, less costs to sell. The determination of a property's estimated fair value incorporates (1) revenues projected to be realized from disposal of the property, (2) construction and renovation costs, (3) marketing and transaction costs and (4) holding costs (e.g., property taxes, insurance and homeowners' association dues). For multiple-unit residential construction and land developments, these projected cash flows are discounted utilizing a market rate of return to determine their fair value. In many instances following foreclosure, these properties require significant time for the completion of construction and their marketing and eventual sale. Revenue recognition upon disposition of the property is dependent upon the sale having met certain criteria relating to the buyer's initial investment in the property sold.

OFFICE PROPERTY AND EQUIPMENT

     Company property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the various classes of assets. The ranges of useful lives for the principal classes of assets are as follows:

Buildings...................................  20 - 30 years
Computers and related software..............  3 - 5 years
Facsimiles, copiers and printers............  3 - 7 years
Furniture and fixtures......................  7 years
Leasehold improvements......................  Shorter of 5 years or term of lease
Automobiles.................................  3 years

     In connection with the issuance of its 1997 Senior Notes, the Company capitalized $2.5 million of issuance costs. In 1999 and 1998, the Company amortized $361,000 of its 1997 Senior Notes issuance costs which are being amortized over the life of the debt, which is seven years.

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

STOCK BASED COMPENSATION PLANS

     The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure requirements of SFAS No. 123 in the footnotes to its consolidated financial statements. SFAS No. 123 requires pro forma disclosure of net income and, if presented, earnings per share, as if the fair-value based method of accounting defined in this statement had been applied. APB Opinion No. 25 and related

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY interpretations requires accounting for stock compensation awards based on their intrinsic value as of the grant date.

IMPAIRMENT OF LONG-LIVED ASSETS

     Long-lived assets and certain identifiable intangibles related to those assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. SFAS No. 121, requires that certain long-lived assets and identifiable intangibles to be disposed of be reported at the lower of historical cost or fair value, less cost to sell.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended by SFAS No. 137, is effective for financial statements for periods beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Adoption of this statement is not expected to have a material impact on the Bank's consolidated financial statements.

RECLASSIFICATIONS

     Certain amounts in the 1997 and 1998 consolidated financial statements have been reclassified to conform to the 1999 presentation.

EARNINGS PER SHARE CALCULATION

     The table below sets forth the Company's earnings per share calculations for the years ended December 31, 1999, 1998 and 1997. In the table below, (1) "Warrants" refers to the Warrants issued by the Company in December 1995, which are currently exercisable, and which expire December 11, 2005, (2) "Options" refer to stock options previously granted to employees of the Company and which were outstanding at each measurement date (see note 10) and (3) "Preferred Stock" refers to the Cumulative Perpetual Preferred Stock issued by the Company in December 1995, and redeemed in December 1997, which carried an annual dividend equal to 18% of the face amount of the Preferred Stock and permitted dividends thereon to be paid, under certain circumstances, in equivalent value of the Company's common stock.

     In July 1998, the Company completed an offering of 2,012,500 of its common stock (including 262,500 shares issued upon exercise by the underwriters of their overallotment option) at a price of $15.00 per share, realizing net proceeds (after offering costs) of approximately $27.6 million. As an additional result of this

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY offering, the exercise price of the Warrants was reduced to $2.128 per share and the number of shares of common stock purchasable upon the exercise of the Warrants was increased to 2,512,188.

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1999       1998       1997
           (IN THOUSANDS, EXCEPT PER SHARE DATA)              -------    -------    -------
Average Shares Outstanding:
  Basic.....................................................    5,288      4,176      2,883
  Warrants..................................................    2,496      2,444      2,376
  Options(1)................................................      445        587        657
  Less: Treasury shares(2)..................................     (532)      (515)      (681)
                                                              -------    -------    -------
  Diluted...................................................    7,697      6,692      5,235
                                                              =======    =======    =======
Net Income
  Income before extraordinary item..........................  $10,200    $11,038    $11,151
  Preferred stock dividends.................................       --         --     (2,455)
  Premium on redemption of Preferred Stock..................       --         --     (1,908)
                                                              -------    -------    -------
  Income available for Common Stock before extraordinary
     item...................................................   10,200     11,038      6,788
  Extraordinary item........................................       --         --     (1,534)
                                                              -------    -------    -------
Net income available for Common.............................  $10,200    $11,038    $ 5,254
                                                              =======    =======    =======
Basic earnings per share before extraordinary item..........  $  1.93    $  2.64    $  2.35
                                                              =======    =======    =======
Basic earnings per share....................................  $  1.93    $  2.64    $  1.82
                                                              =======    =======    =======
Diluted earnings per share before extraordinary item........  $  1.33    $  1.65    $  1.30
                                                              =======    =======    =======
Diluted earnings per share..................................  $  1.33    $  1.65    $  1.00
                                                              =======    =======    =======
Year end shares outstanding:
  Basic.....................................................    5,326      5,190      3,091
  Warrants..................................................    2,486      2,512      2,376
  Options(3)................................................      403        527        722
  Less: Treasury shares(2)..................................     (584)      (510)      (490)
                                                              -------    -------    -------
  Diluted...................................................    7,631      7,719      5,699
                                                              =======    =======    =======
Stockholders' Equity:
  Basic.....................................................  $92,304    $81,424    $42,319
  Warrants..................................................    5,290      5,346      5,346
  Options...................................................    2,121      2,792      5,073
  Less: Treasury shares(2)..................................   (7,411)    (9,088)    (9,012)
                                                              -------    -------    -------
  Diluted...................................................  $92,304    $80,474    $43,726
                                                              =======    =======    =======
Basic book value per share..................................  $ 17.33    $ 15.69    $ 13.69
                                                              =======    =======    =======
Diluted book value per share................................  $ 12.10    $ 10.43    $  7.67
                                                              =======    =======    =======

---------------
(1) Excludes 385,000 options outstanding for the year ended December 31, 1999 for which the exercise price exceeded the average market price of the Company's Common Stock during the period.

(2) Under the Diluted Method, it is assumed that the Company will use proceeds from the pro forma exercise of the Warrants and Options to acquire actual shares currently outstanding, thus increasing Treasury shares. In this calculation, Treasury shares were assumed repurchased at the average closing stock price for the respective period.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

(3) Excludes 330,000 options outstanding at December 31, 1999 for which the exercise price exceeded the average market price of the Company's Common Stock during the period.

NOTE 2 -- CASH AND CASH EQUIVALENTS

     The table below reflects cash and cash equivalents for the dates indicated:

                                                              DECEMBER 31,
                                                           ------------------
                                                            1999       1998
                 (DOLLARS IN THOUSANDS)                    -------    -------
Cash and due from banks..................................  $86,722    $45,449
Federal funds sold.......................................       --         --
                                                           -------    -------
          Total..........................................  $86,722    $45,449
                                                           =======    =======

NOTE 3 -- INVESTMENT SECURITIES AVAILABLE-FOR-SALE

     As of December 31, 1999, the Company did not have any investment securities available-for-sale. The Company has authority to invest in a variety of investment securities, including U.S. Government and agency securities, mortgage-backed securities and corporate securities. However, in recent years the Company's strategy has been to deploy its assets through loan originations, rather than purchases of investment securities. As a result, the investment activity has been steadily decreasing over the last six years, and in 1999 there was no investment activity. Subsequent to the company's stock offering in the third quarter of 1998, the Company utilized the $27.6 million of proceeds to purchase $27.9 million in FNMA discount notes, $5 million of which matured in September 1998 and $22.9 million of which matured in December 1998. In addition, during 1998 the Company sold $596 thousand in mutual funds. The Company classifies all securities acquired as available-for-sale under generally accepted accounting principles, and thus the securities are carried at fair value, with unrealized gains and losses excluded from income and reported as a separate component of stockholders' equity, net of taxes.

     The table below reflects comprehensive income, comprised of unrealized gains arising during the period, net of tax, and reclassification adjustments for the periods indicated:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1999     1998     1997
                   (DOLLARS IN THOUSANDS)                     ------    -----    -----
Unrealized holding gains arising during period, net of tax
  expense of $0 in 1999, $2 in 1998 and $0 in 1997(1).......  $  --      $ 1     $127
  Less: Reclassification adjustment for gains included in
     net income, net of tax expense of $0 in 1999, $4 in
     1998 and $0 in 1997(1).................................     --        7      (11)
                                                              -----      ---     ----
Net change in unrealized loss on securities, net of tax
  (expense) or benefit......................................  $  --      $(6)    $138
                                                              =====      ===     ====

---------------
(1) Due to loss carry forward, there was no tax liability in 1997.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 4 -- LOANS RECEIVABLE

     The Company's loan portfolio consists almost exclusively of loans secured by real estate located in Southern California. The table below sets forth the composition of the Company's loan portfolio as of the dates indicated.

                                                            DECEMBER 31,
                                                      ------------------------
                                                         1999          1998
               (DOLLARS IN THOUSANDS)                 ----------    ----------
Single family residential(1)........................  $  683,250    $  576,032
Income property:
  Multi-family......................................     222,616       250,876
  Commercial........................................     208,859       222,558
  Development.......................................     148,092        78,425
Land................................................      59,095        69,581
Single family construction:
  Single residence(2)...............................     274,697       275,888
  Tract.............................................      24,056        85,942
Other...............................................      46,132        46,615
                                                      ----------    ----------
          Total gross loans receivable(3)...........   1,666,797     1,605,917
Less:
  Undisbursed funds.................................    (196,249)     (256,096)
  Deferred loan fees and costs, net.................      (1,295)       (5,919)
  Allowance for credit losses.......................     (24,285)      (17,111)
                                                      ----------    ----------
Loans receivable, net...............................  $1,444,968    $1,326,791
                                                      ==========    ==========

---------------
(1) Permanent loans secured by single family residential properties

(2) Loans for the construction of individual custom homes, and the acquisition of land for the construction of such homes

(3) Gross loans receivable includes outstanding balance plus undisbursed commitments

     The table below summarizes the maturities for fixed-rate loans and the repricing intervals for adjustable-rate loans as of December 31, 1999:

                                                     PRINCIPAL BALANCE
                                        -------------------------------------------
                                        FIXED RATE    ADJUSTABLE RATE      TOTAL
        (DOLLARS IN THOUSANDS)          ----------    ---------------    ----------
Interval:
  1 to 3 months.......................   $  6,539       $1,149,922       $1,156,461
  >3 to 6 months......................     12,399          295,315          307,714
  >6 to 12 months.....................      8,644           27,601           36,245
  >1 to 2 years.......................     33,192                            33,192
  >2 to 5 years.......................     12,879                            12,879
  >5 to 10 years......................      7,920                             7,920
  >10 to 20 years.....................     12,707                            12,707
  More than 20 years..................     99,679                            99,679
                                         --------       ----------       ----------
          Total gross loans
            receivable................   $193,959       $1,472,838       $1,666,797
                                         ========       ==========       ==========

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

     The contractual weighted-average interest rates on loans at December 31, 1999 and 1998 were 8.64% and 8.84%, respectively. The table below summarizes nonaccrual loans for the dates indicated.

                                                              DECEMBER 31,
                                                           ------------------
                                                            1999       1998
                 (DOLLARS IN THOUSANDS)                    -------    -------
Single family residential................................  $22,579    $41,001
Income property:
  Commercial.............................................   10,498      3,611
Land.....................................................    2,140         --
Single family construction:
  Single family..........................................    6,847         --
  Tract..................................................    1,945      3,076
Other....................................................       22         --
                                                           -------    -------
          Total(1).......................................  $44,031    $47,688(2)
                                                           =======    =======

---------------
(1) Includes $18.7 million and $2.7 million of troubled debt restructured loans ("TDRs") at December 31, 1999 and December 31, 1998, respectively. Excludes $16.2 million and $3.6 million of TDRs which were paying in accordance with their modified terms at December 31, 1999 and December 31, 1998, respectively.

(2) Excludes $790 in loans past due 90 days or more for maturity and still accruing interest, which were in process of renewal at December 31, 1998.

     The interest income recognized on nonaccrual loans for 1999, 1998 and 1997 was $2.3 million, $3.3 million and $0.9 million, respectively. If these loans had been performing for the entire year, the income recognized would have been $4.5 million, $4.9 million and $1.4 million for 1999, 1998 and 1997, respectively.

     The table below summarizes the amounts of interest income that would have been recognized on troubled debt restructurings ("TDRs") had borrowers paid at the original loan interest rate throughout each of the years below, the interest income that would have been recognized based upon the modified interest rate, and the interest income that was included in the consolidated statements of operations for the periods indicated. For this purpose, a TDR is a loan with respect to which (1) the original interest rate was changed for a defined period of time, (2) the loan's maturity was extended due to borrowers financial difficulty, and/or (3) the Company agreed to suspend principal or interest payments for a defined period of time.

                                      PRINCIPAL    ORIGINAL    MODIFIED    RECOGNIZED
                                       BALANCE     INTEREST    INTEREST     INTEREST
       (DOLLARS IN THOUSANDS)         ---------    --------    --------    ----------
Year ended December 31, 1999:
  Construction loans................   $ 5,072      $  684      $  681       $  392
  Permanent loans...................    29,766       3,319       2,842        1,636
                                       -------      ------      ------       ------
                                       $34,838      $4,003      $3,523       $2,028
                                       =======      ======      ======       ======
Year ended December 31, 1998:
  Permanent loans...................   $34,276      $2,873      $2,695       $2,484
                                       =======      ======      ======       ======
Year ended December 31, 1997:
  Permanent loans...................   $29,562      $2,908      $2,665       $2,505
                                       =======      ======      ======       ======

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

     The table below summarizes the activity within the allowance for estimated credit losses on loans for the periods indicated.

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1999       1998       1997
                (DOLLARS IN THOUSANDS)                  -------    -------    -------
Balance, beginning of year............................  $17,111    $13,274    $13,515
  Provision for credit losses.........................   12,000      7,135      5,137
  Charge-offs.........................................   (4,872)    (3,298)    (5,378)
  Recoveries..........................................       46         --         --
                                                        -------    -------    -------
Balance, end of year..................................  $24,285    $17,111    $13,274
                                                        =======    =======    =======

     Management believes the level of allowance for estimated credit losses on loans is adequate to absorb losses inherent in the loan portfolio; however, circumstances might change which could adversely affect the performance of the loan portfolio resulting in increasing loan losses which cannot be reasonably predicted at December 31, 1999.

     The recorded investment in loans considered to be impaired under SFAS No. 114 as amended by SFAS No. 118, at December 31 was as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1999       1998       1997
                (DOLLARS IN THOUSANDS)                  -------    -------    -------
Impaired loans with specific loss reserves............  $ 3,991    $41,124    $24,476
Impaired loans without specific loss reserves.........   49,615     28,770     27,970
Specific loss reserves allocated to impaired loans....     (659)    (5,177)    (2,815)
                                                        -------    -------    -------
          Total impaired loans, net of specific
            reserves..................................  $52,947    $64,717    $49,631
                                                        =======    =======    =======
Average investment in impaired loans..................  $65,500    $60,000    $50,400
Interest income recognized on impaired loans..........  $ 3,417    $ 4,879    $ 4,202

     The table below reconciles the principal balance of impaired loans and TDRs for the dates indicated:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                   (DOLLARS IN THOUSANDS)                     --------    --------
Total impaired loans........................................  $ 53,606    $ 69,894
Impaired loans 90 days or more days delinquent..............   (11,853)    (13,832)
                                                              --------    --------
  Performing impaired loans.................................    41,753      56,062
Impaired loans which are not TDRs...........................   (14,445)    (21,956)
                                                              --------    --------
  Performing TDRs...........................................    27,308      34,106
TDRs which are 90 days or more delinquent...................     7,530         170
                                                              --------    --------
          Total TDRs........................................  $ 34,838    $ 34,276
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

     During the year ended December 31, 1998, the Bank granted $155,000 in loans to executive officers and directors and received repayments of $1,000. During 1999, all loans to executive officers and directors were paid in full. During 1997, there were no loans to executive officers and directors.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 5 -- REAL ESTATE OWNED

     The table below summarizes real estate owned properties for the dates indicated:

                                                               DECEMBER 31,
                                                             ----------------
                                                              1999      1998
                  (DOLLARS IN THOUSANDS)                     ------    ------
Single family residential..................................  $1,218    $2,509
Income property:
  Multi-family.............................................      --       213
  Commercial...............................................      --     1,393
Land.......................................................   4,398        --
                                                             ------    ------
Gross investment...........................................   5,616     4,115
  Allowance for estimated losses...........................     (29)      (45)
                                                             ------    ------
Net investment.............................................  $5,587    $4,070
                                                             ======    ======

     The table below summarizes activity in the allowance for estimated losses on real estate owned for the periods indicated:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                          1999     1998        1997
                 (DOLLARS IN THOUSANDS)                   ----    -------    --------
Balance, beginning of year..............................  $ 45    $ 2,563    $ 11,871
  Provision for estimated losses........................    80         60         913
  Charge-offs...........................................   (96)    (2,578)    (10,221)
                                                          ----    -------    --------
Balance, end of year....................................  $ 29    $    45    $  2,563
                                                          ====    =======    ========

     The table below summarizes the real estate operations for the periods indicated:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              1999     1998      1997
                   (DOLLARS IN THOUSANDS)                     -----   -------   -------
Expenses associated with real estate owned:
  Property taxes............................................  $ (3)   $    7    $  119
  Repairs, maintenance and renovation.......................   219       277       222
  Insurance.................................................   135       116       188
                                                              ----    ------    ------
                                                               351       400       529
Net gains from sales of properties..........................   754     2,278     1,282
Rental income, net..........................................     1        91       389
Provision for estimated losses on real estate owned.........   (80)      (60)     (913)
                                                              ----    ------    ------
Income from real estate operations, net.....................  $324    $1,909    $  229
                                                              ====    ======    ======

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 6 -- OFFICE PROPERTY AND EQUIPMENT -- AT COST

     The following is a summary of data for the major categories of property and equipment for the dates indicated:

                                                              DECEMBER 31,
                                                           ------------------
                                                            1999       1998
                 (DOLLARS IN THOUSANDS)                    -------    -------
Office buildings.........................................  $ 1,421    $ 1,228
Furniture and equipment..................................    9,127      7,994
Leasehold improvements...................................    3,054      2,700
                                                           -------    -------
          Total..........................................   13,602     11,922
Less:
  Accumulated depreciation and amortization..............   (7,853)    (5,599)
                                                           -------    -------
                                                             5,749      6,323
Land.....................................................      190        190
                                                           -------    -------
          Net............................................  $ 5,939    $ 6,513
                                                           =======    =======

     The Company recognized $2.3 million, $1.6 million and $1.2 million of depreciation expense for the years 1999, 1998 and 1997, respectively.

NOTE 7 -- DEPOSITS

     The table below summarizes the balances by original term, weighted average interest rates ("WAIR") and weighted average remaining maturities in months ("WARM") for the Company's deposits for the dates indicated:

                                                      1999                       1998
                                            ------------------------   ------------------------
                                             BALANCE     WAIR   WARM    BALANCE     WAIR   WARM
          (DOLLARS IN THOUSANDS)            ----------   ----   ----   ----------   ----   ----
Noninterest bearing checking..............  $   28,838    --     --    $   20,292    --     --
Checking -- NOW...........................      40,563   2.17%   --        35,579   2.36%   --
Passbook..................................      23,568   1.41%   --        17,587   3.72%   --
Money Market..............................     155,537   4.45%   --       112,274   4.04%   --
Certificates of deposit:
  7 day maturities........................      30,631   4.08%   --        36,091   4.08%   --
  Less than 6 months......................      42,082   4.78%    2         5,688   4.60%    2
  6 months to 1 year......................     147,407   5.24%    3       207,964   5.25%    3
  1 year to 2 years.......................     584,488   5.46%    8       537,815   5.51%    7
  Greater than 2 years....................      33,521   5.31%   12        46,160   5.40%   16
                                            ----------                 ----------
          Total...........................  $1,086,635   4.86%    5    $1,019,450   5.25%    5
                                            ==========                 ==========

     The table below summarizes interest expense on deposits, by type of account, for the periods indicated:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1999       1998       1997
                (DOLLARS IN THOUSANDS)                  -------    -------    -------
Checking/NOW..........................................  $   801    $   765    $   381
Passbook..............................................      918        632        403
Money Market..........................................    6,803      2,957      1,018
Certificates of Deposit...............................   42,309     43,288     37,118
                                                        -------    -------    -------
          Total.......................................  $50,831    $47,642    $38,920
                                                        =======    =======    =======

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

     This table sets forth the remaining maturities of the certificates of deposit outstanding for the periods indicated:

                                           CERTIFICATES OF DEPOSIT OUTSTANDING AT DECEMBER 31, 1999
                                          -----------------------------------------------------------
                                           THREE     OVER THREE     OVER SIX
                                           MONTHS     THROUGH        THROUGH        OVER
                                          OR LESS    SIX MONTHS   TWELVE MONTHS   ONE YEAR    TOTAL
         (DOLLARS IN THOUSANDS)           --------   ----------   -------------   --------   --------
Balances less than $100,000
  4.00% or less.........................  $  1,645    $    114      $     74      $     12   $  1,845
  4.01% - 5.00%.........................    76,930      43,765        14,758         6,704    142,157
  5.01% - 6.00%.........................   110,906      93,532       123,972        58,904    387,314
  6.01% - 7.00%.........................        --          95        68,582         7,848     76,525
  7.01% or more.........................        --           1            --            --          1
                                          --------    --------      --------      --------   --------
                                           189,481     137,507       207,386        73,468    607,842
Balances greater than $100,000
  4.00% or less.........................     1,155          --            --            --      1,155
  4.01% - 5.00%.........................    26,883      12,065         5,133         1,379     45,460
  5.01% - 6.00%.........................    45,952      36,074        46,553        24,860    153,439
  6.01% - 7.00%.........................       189         421        27,319         2,304     30,233
  7.01% or more.........................        --          --            --            --         --
                                          --------    --------      --------      --------   --------
                                            74,179      48,560        79,005        28,543    230,287
                                          --------    --------      --------      --------   --------
          Total.........................  $263,660    $186,067      $286,391      $102,010   $838,129
                                          ========    ========      ========      ========   ========

                                           CERTIFICATES OF DEPOSIT OUTSTANDING AT DECEMBER 31, 1998
                                          -----------------------------------------------------------
Balances less than $100,000
  4.00% or less.........................  $  1,821    $    632      $    123      $     17   $  2,593
  4.01% - 5.00%.........................    30,923      33,075        27,410         9,141    100,549
  5.01% - 6.00%.........................   147,740     132,013       196,001        35,206    510,960
  6.01% - 7.00%.........................       694         343           523            --      1,560
  7.01% or more.........................        --          --           100            --        100
                                          --------    --------      --------      --------   --------
                                           181,178     166,063       224,157        44,364    615,762
Balances greater than $100,000
  4.00% or less.........................        --         100           101            --        201
  4.01% - 5.00%.........................     8,321       9,062         8,797         2,757     28,937
  5.01% - 6.00%.........................    61,020      47,719        68,115         8,504    185,358
  6.01% - 7.00%.........................       910       1,930           442           178      3,460
  7.01% or more.........................        --          --            --            --         --
                                          --------    --------      --------      --------   --------
                                            70,251      58,811        77,455        11,439    217,956
                                          --------    --------      --------      --------   --------
          Total.........................  $251,429    $224,874      $301,612      $ 55,803   $833,718
                                          ========    ========      ========      ========   ========

NOTE 8 -- SHORT-TERM BORROWINGS

     A primary alternate-funding source for the Company is a credit line with the FHLB of up 35% of the Company's total assets. The FHLB system functions as a source of credit to savings institutions that are members of the FHLB. The Company's real estate loans and the capital stock of the FHLB owned by the Company typically secure advances. Subject to the FHLB's advance policies and requirements, these advances can be requested for any business purpose in which the Company is authorized to engage. In

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY granting advances, the FHLB considers a member's creditworthiness and other relevant factors. The table below summarizes the balance and rate of FHLB advances for the dates indicated:

                                                             DECEMBER 31,
                                            ----------------------------------------------
                                                    1999                     1998
                                            ---------------------    ---------------------
                                                         AVERAGE                  AVERAGE
                                                         RATE AT                  RATE AT
                                            PRINCIPAL    YEAR END    PRINCIPAL    YEAR END
          (DOLLARS IN THOUSANDS)            ---------    --------    ---------    --------
Original Term:
  60 Months...............................  $300,000       5.30%     $215,000       5.36%
  120 Months..............................    49,000       4.36%       49,000       4.36%
                                            --------                 --------
          Total...........................  $349,000       5.16%     $264,000       5.18%
                                            ========                 ========

     The following table summarizes information relating to the Company's FHLB advances for the periods or dates indicated:

                                                         YEAR ENDED DECEMBER 31,
                                                         ------------------------
                                                            1999          1998
                (DOLLARS IN THOUSANDS)                   ----------    ----------
Average balance during the year........................   $343,205      $170,060
Average interest rate during the year..................       5.18%         5.43%
Maximum month-end balance during the year..............   $379,000      $264,000
Loans underlying the agreements at year end............   $799,866      $750,800

NOTE 9 -- INCOME TAXES

     The (provision) benefit for income taxes consist of the following components for the periods indicated:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1999       1998       1997
                (DOLLARS IN THOUSANDS)                   -------    -------    ------
Current income tax expense:
  Federal..............................................  $(7,409)   $  (654)   $   --
  State................................................       (2)       (21)       --
                                                         -------    -------    ------
          Total current................................   (7,411)      (675)       --
Deferred income tax expense:
  Federal..............................................    1,168     (4,013)    2,346
  State................................................   (1,787)        14       231
                                                         -------    -------    ------
          Total deferred...............................     (619)    (3,999)    2,577
                                                         -------    -------    ------
Income tax (provision)/benefit.........................  $(8,030)   $(4,674)   $2,577
                                                         =======    =======    ======

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

     The table below summarizes the components of the net deferred income tax assets for the dates indicated:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                 (DOLLARS IN THOUSANDS)                   --------    -------
Deferred income tax liabilities:
  Loan fees.............................................  $ (6,503)   $(3,629)
  FHLB stock............................................    (2,001)    (1,581)
  Depreciation..........................................      (962)      (395)
  Other.................................................      (699)    (2,835)
                                                          --------    -------
          Total.........................................   (10,165)    (8,440)
Deferred income tax assets:
  Bad debts.............................................     7,317      5,844
  State NOL carryforward................................        --      1,306
  Federal AMT credit carryforward.......................        30      1,303
  Federal NOL carryforward..............................        --        447
  Other.................................................     5,021      2,362
                                                          --------    -------
          Total.........................................    12,368     11,262
                                                          --------    -------
Deferred tax assets, net................................  $  2,203    $ 2,822
                                                          ========    =======

     The table below summarizes the differences between the statutory income tax and the Company's effective tax for the periods indicated:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1999       1998       1997
                (DOLLARS IN THOUSANDS)                  -------    -------    -------
Federal income (tax) benefit..........................  $(6,379)   $(5,497)   $(2,464)
Reduction (addition) resulting from:
  Change in federal valuation allowance...............       --      1,084      4,826
  California franchise tax, net of federal income
     taxes............................................   (1,163)        (5)       152
  Other...............................................     (488)      (256)        63
                                                        -------    -------    -------
          Total.......................................  $(8,030)   $(4,674)   $ 2,577
                                                        =======    =======    =======

NOTE 10 -- STOCKHOLDERS' EQUITY

EMPLOYEE BENEFIT PLANS

     The Company has an Employee Stock Ownership Plan ("ESOP") that previously covered substantially all employees over 21 years of age who met minimum service requirements. As of December 15, 1995, the Company froze the ESOP and all accounts became fully vested and nonforfeitable. At December 31, 1999, the ESOP owned 101,452 shares of the Company's common stock. As of December 31, 1998, the Company had a loan receivable from the ESOP of $79,000 collateralized by 5,833 shares of common stock owned by the ESOP. In June 1999, the Company paid the ESOP loan in full, which eliminated the loan receivable balance.

     Effective April 1, 1996, the ESOP was amended to include a 401(k) plan. The Company makes a matching contribution equal to 100% of the amount each participant elects to defer up to a maximum of 5% of the participant's compensation for the calendar quarter. Employees are eligible to participate if they were employed by the Company on March 1, 1996 or have been employed for 6 months, worked at least 500 hours, and are over 21 years of age. Contributions under the plan were $420,935, $382,559 and $201,621 for 1999, 1998 and 1997,
respectively.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

     The Company had a retirement income plan ("Retirement Plan") that previously covered substantially all employees over 21 years of age who met minimum service requirements. The Company terminated the Retirement Plan as of July 1997.

STOCK OPTION PLANS

     The Company has two stock option plans ("Option Plans"), one of which provides for the issuance of stock options to directors and employees of the Company and the other of which provides for the issuance of stock options to employees other than certain executive officers of the Company. At December 31, 1999, the Option Plans provide for the issuance of 1,300,000 maximum aggregate shares of Company common stock upon exercise of options. The exercise price of any option may not be less than the fair market value of the common stock on the date of grant and the term of any option may not exceed 10 years.

     Presented below is a summary of the transactions under the stock option plans described above for the periods indicated:

                                                                   YEAR ENDED DECEMBER 31,
                                       -------------------------------------------------------------------------------
                                                 1999                        1998                       1997
                                       -------------------------   ------------------------   ------------------------
                                                     WEIGHTED                   WEIGHTED                   WEIGHTED
                                                     AVERAGE                    AVERAGE                    AVERAGE
                                        SHARES    EXERCISE PRICE   SHARES    EXERCISE PRICE   SHARES    EXERCISE PRICE
                                       --------   --------------   -------   --------------   -------   --------------
Outstanding, beginning of year.......   882,300       $10.19       721,800       $ 7.03       686,000       $ 5.08
  Granted............................   135,000        14.36       255,000        17.23       120,000        16.77
  Exercised..........................  (110,000)        5.24       (86,500)        5.06       (60,200)        4.92
  Canceled or expired................  (119,500)       15.47        (8,000)        5.26       (24,000)        5.26
                                       --------       ------       -------       ------       -------       ------
Outstanding, end of year.............   787,800       $10.79       882,300       $10.19       721,800       $ 7.03
                                       ========       ======       =======       ======       =======       ======
Options exercisable, end of year.....   480,733                    580,400                    372,934
                                       ========                    =======                    =======

     The table below summarizes information about stock options outstanding and exercisable at December 31, 1999.

                                 WEIGHTED AVERAGE
                   NUMBER      REMAINING CONTRACTUAL     NUMBER
EXERCISE PRICE   OUTSTANDING       LIFE (YEARS)        EXERCISABLE
--------------   -----------   ---------------------   -----------
    $ 4.65         269,000             3.92              269,000
      5.26          89,800             6.00               84,400
      7.81          24,000             6.92               19,000
     10.50          20,000             5.42               13,333
     13.31          20,000             5.00               20,000
     13.73          35,000             8.00                   --
     15.09          40,000             7.25                   --
     16.31         140,000             7.00                   --
     18.02          50,000             5.92               25,000
     18.44         100,000             5.58               50,000
                   -------             ----              -------
                   787,800             5.55              480,733
                   =======             ====              =======

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

     If compensation costs for the Option Plans had been determined based on the fair value at the grant date for awards in 1999, 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net income and net earnings per share would have been reduced to the pro forma amounts indicated below.

                                                           YEARS ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1999       1998       1997
     (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)        -------    -------    ------
Net income:
  As reported..........................................  $10,200    $11,038    $9,617
  Pro forma............................................  $ 8,677    $ 9,371    $8,880
Basic earnings per share:
  As reported..........................................  $  1.93    $  2.64    $ 1.82
  Pro forma............................................  $  1.64    $  2.24    $ 1.57
Diluted earnings per share:
  As reported..........................................  $  1.33    $  1.65    $ 1.00
  Pro forma............................................  $  1.13    $  1.40    $ 0.86
Weighted average fair value at date of grant...........  $  6.62    $  8.33    $ 7.99

     The fair value of options granted under the Option Plans was estimated on the date of grant using the Black-Scholes option-pricing model. In 1999, the following weighted average assumptions were used: no dividend yield, expected volatility of 30.55%, risk free interest rate of 6.76%, and expected lives of 4 to 8 years. In 1998, no dividend yield, expected volatility of 33%, risk free interest rate of 5.25% and expected lives of 5 to 8 years. In 1997, no dividend yield, expected volatility of 123%, risk free interest rate of 5.7% and expected lives of 3 to 5 years.

NOTE 11 -- CAPITAL AND DEBT OFFERINGS

     In December 1995, the Company sold $27.0 million of "investment units" at a price of $500,000 per unit in a private placement offering (the "1995 Offering"). Each investment unit consisted of $250,000 principal amount of the Company's senior notes due 2000 ("1995 Senior Notes"), five shares of the Company's cumulative preferred stock, series A ("Series A Preferred") and one warrant to purchase 44,000 shares of the Company's common stock ("Warrants"). The Company contributed $19.0 million of the net proceeds of the Offering as qualifying Tier I capital to the Bank.

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

NOTE 12 -- REGULATORY MATTERS

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), to average assets (as defined). Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 1999 and 1998, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for Prompt Corrective Action ("PCA") Rules. There are no conditions or events since that notification that management believes have changed the Bank's category. The following table sets forth the Bank's actual regulatory capital amounts and ratios and the regulatory capital

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY amounts and ratios for the Bank to be "adequately capitalized" and "well capitalized" as of December 31, 1999 and 1998.

                                                                                     TO BE WELL
                                                             FOR CAPITAL             CAPITALIZED
                                          ACTUAL          ADEQUACY PURPOSES     UNDER PCA PROVISIONS
                                     -----------------    ------------------    ---------------------
                                      AMOUNT     RATIO     AMOUNT     RATIO       AMOUNT       RATIO
      (DOLLARS IN THOUSANDS)         --------    -----    --------    ------    ----------    -------
As of December 31, 1999:
  Total capital to risk weighted
     assets........................  $139,815    12.50%   $89,468      8.00%     $111,835      10.00%
  Core capital to adjusted tangible
     assets........................   127,160     8.05%    63,174      4.00%       78,967       5.00%
  Tangible capital to adjusted
     tangible assets...............   127,160     8.05%    23,690      1.50%          n/a        n/a
  Tier 1 capital to risk weighted
     assets........................   127,160    11.37%       n/a       n/a        67,101       6.00%
As of December 31, 1998:
  Total capital to risk weighted
     assets........................  $119,400    11.10%   $86,090      8.00%     $107,612      10.00%
  Core capital to adjusted tangible
     assets........................   108,673     7.65%    56,804      4.00%       71,005       5.00%
  Tangible capital to adjusted
     tangible assets...............   108,673     7.65%    21,302      1.50%          n/a        n/a
  Tier 1 capital to risk weighted
     assets........................   108,673    10.10%       n/a       n/a        64,567       6.00%

NOTE 13 -- COMMITMENTS AND CONTINGENCIES

LITIGATION

     The Bank is a defendant in an action entitled Takaki vs. Hawthorne Savings and Loan Association, filed in the Superior Court of the State of California, Los Angeles. The plaintiffs were owners of real property that they sold in early 1992 to a third party. The Bank provided escrow services in connection with the transaction. A substantial portion of the consideration paid to the plaintiffs took the form of a deed of trust secured by another property then owned by an affiliate of the purchaser. The value of the collateral securing this deed of trust ultimately proved to be inadequate. The plaintiffs alleged that the Bank knew, or should have known, that the security that the plaintiffs received as sellers was inadequate and should have so advised them. In June 1997, a jury found for the plaintiffs and awarded compensatory and punitive damages totaling $9.1 million. In July 1997, the trial judge reduced the combined award to $3.3 million. The Bank filed an appeal and in July, 1998, the Appellate Court remanded the case to the Superior Court with directions to dismiss the fraudulent concealment, misrepresentation and punitive damages claims and to conduct a new trial pertaining solely to damages arising from negligence, in particular to determine whether any negligence of the Bank contributed to the plaintiffs' injury and, if so, to apportion liability for negligence between the Bank and the plaintiffs. On March 30, 1999, the jury returned a verdict in favor of the plaintiffs in the amount of $2.4 million. In May 1999, the Bank filed a notice of appeal from the judgment and posted an Appeal Bond with the court to stay plaintiffs' enforcement of the judgment pending the Appellate Court's decision. Briefs on appeal were filed in December 1999. The Bank believes that there is a reasonable likelihood that its position will ultimately be upheld on appeal. There can be no assurances that this will be the case however.

     The Bank is a defendant in an action entitled Mells v. Hawthorne, filed in the Superior Court of the State of California, San Diego. Plaintiffs alleged that the Bank concealed and misrepresented the severity of defects in a house that the Bank sold to them. On September 20, 1999, a second amended judgment was entered on behalf of the plaintiffs for $767 thousand that includes attorney's fees and costs. In October of 1999, the Bank filed a notice of appeal from the judgment and posted an Appeal Bond with the court to stay plaintiffs' enforcement of the judgment pending the Appellate Court's decision. A briefing schedule on the appeal has not yet been set. The Bank intends to vigorously pursue its appeal. However, the Company believes that there

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY is a reasonable likelihood that its position will ultimately be upheld on appeal. There can be no assurances that this will be the case however.

     The Bank is a defendant in two construction defect cases entitled Marine Village Townhomes Homeowners' Association v. Hawthorne Savings and Loan Association, and Stone Water Terrace HOA v. Hawthorne Savings and Loan Association, both of which were filed in the Superior Court of the State of California, County of Los Angeles. In each of these actions, Plaintiffs allege, under several theories of recovery, that the Bank was responsible for construction defects in multi-unit condominium complexes. The Bank initially provided construction loans to the developer, but took over the completion of a portion of the projects after the developer defaulted. Plaintiffs in the Marine Village Townhomes case are seeking damages of approximately $3.3 million. Plaintiffs in the Stone Water Terrace matter are seeking damages in an unspecified amount, plus punitive damages. The Bank has denied the Marine Village Townhomes claims that it is responsible for all of the defects Plaintiffs are alleging, and has made claims for indemnification against the contractor and subcontractors. The Bank has denied the allegations in the complaint and intends to seek indemnification against the responsible parties. No assurances can be given that the responsible parties will ultimately indemnify the Bank. Although the Bank intends to vigorously defend its position in these actions and to pursuant indemnification, there can be no assurances that the Company will prevail. In addition, it is probable that the Bank will incur substantial legal fees defending these cases. In addition, the inherent uncertainty of jury or judicial verdicts makes it impossible to determine with certainty the Company's maximum exposure in these actions.

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

LENDING COMMITMENTS

     At December 31, 1999, the Company had commitments to fund the undisbursed portion of existing construction and land loans of $157.2 million and commitments to fund the undisbursed portion of existing lines of credit of $38.8 million.

ERRORS AND OMISSIONS INSURANCE

     The Company had a mortgagee's errors and omissions insurance policy as of December 31, 1999. The Company did not have errors and omissions insurance on other aspects of its operation.

LEASES

     The Company has entered into agreements to lease certain office facilities under noncancelable operating leases that expire at various dates to the year 2010. The leases generally provide that the Company pays

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY property taxes, insurance and other items. Current rental commitments for the remaining terms of these noncancelable leases as of December 31, 1999 are as follows:

                  (DOLLARS IN THOUSANDS)                            AMOUNT
                  ----------------------                            ------
YEAR
2000......................................................         $ 1,687
2001......................................................           2,022
2002......................................................           1,785
2003......................................................           1,755
2004......................................................           1,596
Thereafter................................................           2,681
                                                                   -------
          Total...........................................         $11,526
                                                                   =======

     Lease expense for office facilities was $1.7 million, $1.4 million and $1.0 million for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 14 -- ESTIMATED FAIR VALUE INFORMATION

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The Company, using available market information and appropriate valuation methodologies, has determined the estimated fair value amounts. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                          YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------------
                                                      1999                        1998
                                            ------------------------    ------------------------
                                                          ESTIMATED                   ESTIMATED
                                             CARRYING        FAIR        CARRYING        FAIR
                                              AMOUNT        VALUE         AMOUNT        VALUE
          (DOLLARS IN THOUSANDS)            ----------    ----------    ----------    ----------
Assets:
  Cash and cash equivalents...............  $   86,722    $   86,722    $   45,449    $   45,449
  Loans receivable........................   1,444,968     1,455,635     1,326,791     1,357,988
  Investment in FHLB stock................      22,236        22,236        13,554        13,554
Liabilities:
  Deposits:
     Money market.........................     155,537       155,537       112,274       112,274
     Passbook.............................      23,568        23,568        17,587        17,587
     Checking/NOW.........................      40,563        40,563        35,579        35,579
     Certificates of deposit..............     838,129       836,101       833,718       832,920
     Noninterest bearing demand...........      28,838        28,838        20,292        20,292
  FHLB advances...........................     349,000       346,881       264,000       268,570
  Senior notes............................      40,000        38,600        40,000        39,200

     The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value are explained below:

     For cash and cash equivalents, the carrying amounts approximate fair values due to the short-term nature of these instruments.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

     For FHLB stock, the carrying amount approximates fair value, as the stock may be sold back to the FHLB at the carrying value.

     The carrying amount of loans receivable is their contractual amounts outstanding reduced by net deferred loan origination fees and the allowance for loan losses (note 4). Adjustable rate loans consist primarily of loans whose interest rates float with changes in either a specified bank's reference rate or the COFI index.

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

     The fair value of nonaccrual loans (note 4) has been estimated at the carrying amount of these loans, as it is not practicable to reasonably assess the credit risk adjustment that would be applied in the market place for such loans.

     The withdrawable amounts for checking, passbook, money market, and noninterest bearing demand accounts are considered stated at their estimated fair value. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

     The fair value of FHLB advances is estimated using the rates currently offered on similar instruments with similar terms.

     The fair value of Senior Notes in 1999 is based on quoted market price. The Senior Notes were issued December 31, 1997 with a stated coupon interest rate of 12.5% and maturity date of December 31, 2004.

     Additionally, optional commitments to originate mortgages are excluded from this presentation because such commitments are typically at market terms, are typically for adjustable rate loans, and are generally cancelable by borrower without significant fees or costs upon cancellation.

     The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1999 and 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented above.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 15 -- PARENT COMPANY ONLY FINANCIAL STATEMENTS

                       STATEMENTS OF FINANCIAL CONDITION

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                   (DOLLARS IN THOUSANDS)                     --------    --------
Assets:
  Cash at the Bank and cash equivalents.....................  $  1,259    $ 20,637
  Loan receivable, net......................................        --         150
  Investment in subsidiary..................................   127,161     108,673
  Other assets..............................................     4,715       2,184
                                                              --------    --------
          Total Assets......................................  $133,135    $131,644
                                                              ========    ========
Liabilities and Stockholders' Equity:
  Accounts payable and other liabilities....................  $    831    $ 10,220
  Senior notes..............................................    40,000      40,000
                                                              --------    --------
          Total Liabilities.................................    40,831      50,220
  Stockholders' equity:
     Common stock -- $0.01 par value; authorized 20,000,000
      shares; Issued and outstanding, 5,309,407 shares
      (1999) and 5,194,996 shares (1998)....................        53          52
     Capital in excess of par value -- common stock.........    40,981      40,349
     Retained earnings......................................    51,318      41,150
  Less:
     Treasury stock, at cost -- 5,400 shares................       (48)        (48)
     Loan to Bank ESOP......................................        --         (79)
                                                              --------    --------
          Total Stockholders' Equity........................    92,304      81,424
                                                              --------    --------
          Total Liabilities and Stockholders' Equity........  $133,135    $131,644
                                                              ========    ========

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 15 -- PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)

                              STATEMENTS OF INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1999       1998       1997
                   (DOLLARS IN THOUSANDS)                     -------    -------    -------
Interest revenues:
  Investments...............................................  $    55    $   571    $    95
  From subsidiary...........................................       --         --         10
                                                              -------    -------    -------
          Total interest revenues...........................       55        571        105
Interest costs..............................................    5,000      5,000      1,979
                                                              -------    -------    -------
Net interest income.........................................   (4,945)    (4,429)    (1,874)
Noninterest revenues, net
Operating...................................................       --          1         21
Loss on sale of securities..................................       --         --        (10)
Other non-operating.........................................     (808)        --         (1)
Operating costs.............................................     (939)    (1,307)      (882)
                                                              -------    -------    -------
Loss before income taxes, equity in subsidiary, and
  extraordinary item........................................   (6,692)    (5,735)    (2,746)
Income tax benefit..........................................    2,903         --         --
                                                              -------    -------    -------
Loss before equity in subsidiary and extraordinary item.....   (3,789)    (5,735)    (2,746)
Equity in earnings of subsidiary............................   13,989     16,773     13,897
                                                              -------    -------    -------
Income before extraordinary item............................   10,200     11,038     11,151
Extraordinary item..........................................       --         --     (1,534)
                                                              -------    -------    -------
Net income..................................................  $10,200    $11,038    $ 9,617
                                                              =======    =======    =======
Net income available for common.............................  $10,200    $11,038    $ 5,254
                                                              =======    =======    =======
Basic earnings per share before extraordinary item..........  $  1.93    $  2.64    $  2.35
                                                              =======    =======    =======
Basic earnings per share....................................  $  1.93    $  2.64    $  1.82
                                                              =======    =======    =======
Diluted earnings per share before extraordinary item........  $  1.33    $  1.65    $  1.30
                                                              =======    =======    =======
Diluted earnings per share..................................  $  1.33    $  1.65    $  1.00
                                                              =======    =======    =======
Weighted average basic shares outstanding...................    5,288      4,176      2,883
                                                              =======    =======    =======
Weighted average diluted share outstanding..................    7,697      6,692      5,235
                                                              =======    =======    =======

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 15 -- PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)

                            STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                  (DOLLARS IN THOUSANDS)                     --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...............................................  $ 10,200    $ 11,038    $  9,617
  Adjustments:
     Equity in undistributed earnings of subsidiary........   (13,989)    (16,773)    (13,897)
     Other.................................................       (32)         --          --
     Depreciation and amortization.........................       361         361         582
     Decrease (increase) in interest receivable............        --          --          16
     Loss on early extinguishment of debt..................        --          --       1,534
     Loss of sales of investments..........................        --          --          10
     Increase in other assets..............................    (2,890)        (44)     (2,451)
     Increase (decrease) in accounts payable and other
       liabilities.........................................    (9,390)     10,188         (79)
                                                             --------    --------    --------
       Net cash (used in) provided by operating
          activities.......................................   (15,740)      4,770      (4,668)
                                                             --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities..................................        --     (27,900)         --
  Maturities of securities.................................        --      27,900         795
  Proceeds from sale of securities.........................        --          --       2,414
  Net (decrease) increase in loans receivable..............       150        (150)         --
                                                             --------    --------    --------
       Net cash provided by (used in) investing
          activities.......................................       150        (150)      3,209
                                                             --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from exercise of options and warrants.......       633         437         296
  Net collection of ESOP loan..............................        79          13          27
  Cash contribution to subsidiary..........................    (7,500)    (22,000)     (3,400)
  Cash dividends received..................................     3,000          --       1,000
  Net proceeds from issuance of senior notes...............        --          --      40,000
  Redemption of senior notes...............................        --          --     (13,500)
  Redemption of preferred stock............................        --          --     (13,500)
  Stock offering proceeds, net.............................        --      27,623          --
  Cash dividends paid on preferred stock...................        --          --        (742)
                                                             --------    --------    --------
       Net cash (used in) provided by financing
          activities.......................................    (3,788)      6,073      10,181
                                                             --------    --------    --------
(Decrease) increase in cash................................   (19,378)     10,693       8,722
Cash, beginning of year....................................    20,637       9,944       1,222
                                                             --------    --------    --------
Cash, end of year..........................................  $  1,259    $ 20,637    $  9,944
                                                             ========    ========    ========
Non-cash investing and financing items:
  Net change in unrealized gain (loss) on
     available-for-sale securities.........................        --          (6)         19
Accrued dividends on preferred stock.......................        --          --       2,455

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 16 -- QUARTERLY INFORMATION (UNAUDITED)

                                                           THREE MONTHS ENDED FOR 1999
                                                --------------------------------------------------
                                                MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)   --------    -------    ------------    -----------
Interest revenues.............................  $32,014     $32,680      $34,531         $33,522
Interest costs................................   17,544      18,315       18,782          18,985
                                                -------     -------      -------         -------
  Net interest income.........................   14,470      14,365       15,749          14,537
Provision for credit losses...................    3,000       2,500        3,500           3,000
                                                -------     -------      -------         -------
  Net interest income after provision for
     credit losses............................   11,470      11,865       12,249          11,537
Noninterest revenues, net.....................    1,970       1,925        2,045           1,880
Income (loss) from real estate operations,
  net.........................................      434         (17)           3             (96)
Noninterest expenses:
  General and administrative costs............    7,798       7,852        7,315           9,398
  Other non-operating expense.................      992           8          622           3,050
                                                -------     -------      -------         -------
          Total noninterest expenses..........    8,790       7,860        7,937          12,448
                                                -------     -------      -------         -------
Income before income taxes....................    5,084       5,913        6,360             873
Income tax provision..........................   (2,112)     (2,487)      (2,686)           (745)
                                                -------     -------      -------         -------
Net income....................................  $ 2,972     $ 3,426      $ 3,674         $   128
                                                =======     =======      =======         =======
Basic earnings per share......................  $  0.57     $  0.65      $  0.69         $  0.02
                                                =======     =======      =======         =======
Diluted earning per share.....................  $  0.38     $  0.44      $  0.48         $  0.02
                                                =======     =======      =======         =======
Weighted average basic shares outstanding.....    5,224       5,290        5,312           5,325
                                                =======     =======      =======         =======
Weighted average diluted shares outstanding...    7,732       7,723        7,714           7,625
                                                =======     =======      =======         =======

                                                            THREE MONTHS ENDED FOR 1998
                                                 --------------------------------------------------
                                                 MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)   --------    -------    ------------    -----------
Interest revenues..............................  $21,994     $25,097      $28,924         $30,977
Interest costs.................................   12,918      14,497       16,622          17,837
                                                 -------     -------      -------         -------
  Net interest income..........................    9,076      10,600       12,302          13,140
Provision for credit losses....................    1,485       1,750        1,950           1,950
                                                 -------     -------      -------         -------
  Net interest income after provision for
     credit losses.............................    7,591       8,850       10,352          11,190
Noninterest revenues, net......................      713       1,460        1,375           1,105
Income (loss) from real estate operations,
  net..........................................      333       1,031          616             (71)
Noninterest expenses:
  General and administrative costs.............    6,280       6,791        7,240           8,491
  Other non-operating expense..................       --           8           13              10
                                                 -------     -------      -------         -------
          Total noninterest expenses...........    6,280       6,799        7,253           8,501
                                                 -------     -------      -------         -------
Income before income taxes.....................    2,357       4,542        5,090           3,723
Income tax provision...........................     (524)     (1,370)      (1,632)         (1,148)
                                                 -------     -------      -------         -------
Net income.....................................  $ 1,833     $ 3,172      $ 3,458         $ 2,575
                                                 =======     =======      =======         =======
Basic earnings per share.......................  $  0.58     $  1.00      $  0.67         $  0.50
                                                 =======     =======      =======         =======
Diluted earning per share......................  $  0.32     $  0.56      $  0.45         $  0.33
                                                 =======     =======      =======         =======
Weighted average basic shares outstanding......    3,157       3,168        5,189           5,190
                                                 =======     =======      =======         =======
Weighted average diluted shares outstanding....    5,681       5,663        7,708           7,692
                                                 =======     =======      =======         =======