Form 10-Q
period 2000-03-31
HAWTHORNE FINANCIAL CORP
filed 2000-05-15
CIK 46267

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

                      FOR THE QUARTER ENDED MARCH 31, 2000

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date: The Registrant had 5,559,301 shares of Common Stock, $0.01 par value per share outstanding, as of April 30, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                                FORM 10-Q INDEX
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                                                       PAGE
                                                                       ----
                      PART I -- FINANCIAL INFORMATION
ITEM 1.  Financial Statements
         Consolidated Statements of Financial Condition
         at March 31, 2000 and December 31, 1999.....................    3
         Consolidated Statements of Operations
         for the Three Months Ended March 31, 2000 and 1999..........    4
         Consolidated Statements of Stockholders' Equity
         for the Three Months Ended March 31, 2000...................    5
         Consolidated Statements of Cash Flows
         for the Three Months Ended March 31, 2000 and 1999..........    6
         Notes to Consolidated Financial Statements..................    7
ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   10
ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk...   26

                       PART II -- OTHER INFORMATION
ITEM 1.  Legal Proceedings...........................................   28
ITEM 2.  Changes in Securities.......................................   28
ITEM 3.  Defaults upon Senior Securities.............................   28
ITEM 4.  Submission of Matters to a Vote of Security Holders.........   28
ITEM 5.  Other Information...........................................   28
ITEM 6.  Exhibits and Reports on Form 8-K............................   28

FORWARD-LOOKING STATEMENTS

     When used in this Form or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers that all forward-looking statements are necessarily speculative and not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various risks and uncertainties, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected. The risks highlighted herein should not be assumed to be the only things that could affect future performance of the Company.

     The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                              MARCH 31,     DECEMBER 31,
                                                                 2000           1999
                   (DOLLARS IN THOUSANDS)                     ----------    ------------
Assets:
Cash and cash equivalents...................................  $   88,693     $   86,722
Loans receivable (net of allowance for estimated credit
  losses of $25,731 in 2000 and $24,285 in 1999)............   1,482,207      1,444,968
Real estate owned, net......................................       5,525          5,587
Accrued interest receivable.................................      10,304          9,250
Investment in capital stock of Federal Home Loan Bank, at
  cost......................................................      21,345         22,236
Office property and equipment at cost, net..................       5,557          5,939
Deferred tax asset, net.....................................       2,589          2,203
Other assets................................................       3,945          4,248
                                                              ----------     ----------
          Total assets......................................  $1,620,165     $1,581,153
                                                              ==========     ==========

Liabilities and Stockholders' Equity:
Liabilities:
  Deposits..................................................  $1,145,093     $1,086,635
  FHLB advances.............................................     324,000        349,000
  Senior notes..............................................      40,000         40,000
  Accounts payable and other liabilities....................      15,079         13,214
                                                              ----------     ----------
          Total liabilities.................................   1,524,172      1,488,849
Stockholders' equity:
  Preferred stock -- $0.01 par value; authorized 10,000,000
     shares; no shares outstanding..........................          --             --
  Common stock -- $0.01 par value; authorized 20,000,000
     shares; issued and outstanding, 5,546,801 shares in
     2000 and 5,331,301 shares in 1999......................          55             53
  Capital in excess of par value -- common stock............      41,986         40,981
  Retained earnings.........................................      54,222         51,318
                                                              ----------     ----------
                                                                  96,263         92,352
Less:
  Treasury stock, at cost -- 30,400 shares..................        (270)           (48)
                                                              ----------     ----------
          Total stockholders' equity........................      95,993         92,304
                                                              ----------     ----------
          Total liabilities and stockholders' equity........  $1,620,165     $1,581,153
                                                              ==========     ==========

          See accompanying Notes to Consolidated Financial Statements

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2000       1999
           (IN THOUSANDS, EXCEPT PER SHARE DATA)              -------    -------
Interest revenues:
  Loans.....................................................  $32,913    $31,001
  Investments...............................................    1,523      1,013
                                                              -------    -------
          Total interest revenues...........................   34,436     32,014
                                                              -------    -------
Interest costs:
  Deposits..................................................   13,843     12,434
  FHLB advances.............................................    4,598      3,860
  Senior notes..............................................    1,250      1,250
                                                              -------    -------
          Total interest costs..............................   19,691     17,544
                                                              -------    -------
Net interest income.........................................   14,745     14,470
Provision for credit losses.................................    1,500      3,000
                                                              -------    -------
  Net interest income after provision for credit losses.....   13,245     11,470
                                                              -------    -------
Noninterest revenues:
  Loan related fees.........................................    1,760      1,970
(Loss)/income from real estate operations, net..............      (59)       434
Noninterest expenses:
  General and administrative expenses:
     Employee...............................................    4,052      4,103
     Operating..............................................    1,513      1,540
     Occupancy..............................................      963        993
     Technology.............................................      474        560
     Professional...........................................      875        303
     SAIF premiums and OTS assessments......................      222        299
                                                              -------    -------
          Total general and administrative expenses.........    8,099      7,798
  Other non-operating expense...............................    1,828        992
                                                              -------    -------
          Total noninterest expenses........................    9,927      8,790
                                                              -------    -------
Income before income taxes..................................    5,019      5,084
Income tax provision........................................    2,115      2,112
                                                              -------    -------
Net income..................................................  $ 2,904    $ 2,972
                                                              =======    =======
Basic earnings per share (Note 3)...........................  $  0.53    $  0.57
                                                              =======    =======
Diluted earnings per share (Note 3).........................  $  0.39    $  0.38
                                                              =======    =======
Weighted average basic shares oustanding (Note 3)...........    5,461      5,224
                                                              =======    =======
Weighted average diluted shares outstanding (Note 3)........    7,503      7,732
                                                              =======    =======

          See accompanying Notes to Consolidated Financial Statements

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                               COMPREHENSIVE
                                                                                  INCOME
                                        BALANCE AT    EXERCISED                -------------              BALANCE AT
                                       DECEMBER 31,     STOCK     EXERCISED         NET        TREASURY    MARCH 31,
                                           1999        OPTIONS     WARRANTS       INCOME        STOCK        2000
           (IN THOUSANDS)              ------------   ---------   ----------   -------------   --------   -----------
                                                                                                          (UNAUDITED)
Number of common shares..............      5,331          216         --              --           --         5,547
Treasury stock.......................         (5)          --         --              --          (25)          (30)
                                         -------       ------        ---          ------        -----       -------
         Total shares outstanding....      5,326          216         --              --          (25)        5,517
                                         =======       ======        ===          ======        =====       =======
Common stock.........................    $    53       $    2        $--          $   --        $  --       $    55
Capital in excess of par value,
  common stock.......................     40,981        1,005         --              --           --        41,986
Retained earnings....................     51,318           --         --           2,904           --        54,222
Treasury stock.......................        (48)          --         --              --         (222)         (270)
                                         =======       ======        ===          ======        =====       =======
         Total stockholders'
           equity....................    $92,304       $1,007        $--          $2,904        $(222)      $95,993
                                         =======       ======        ===          ======        =====       =======

          See accompanying Notes to Consolidated Financial Statements

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2000         1999
                   (DOLLARS IN THOUSANDS)                     ---------    --------
Cash Flows from Operating Activities:
  Net income................................................  $   2,904    $  2,972
  Adjustments:
    Deferred income tax (benefit) provision.................       (386)      1,324
    Provision for estimated credit losses on loans..........      1,500       3,000
    (Recovery)/provision for estimated losses on real estate
     owned..................................................        (24)         45
    Net loss/(gain) from sale of real estate owned..........         22        (557)
    Loan fee and discount accretion.........................       (570)     (1,557)
    Depreciation and amortization...........................        383       1,416
    FHLB dividends..........................................       (306)       (197)
    Increase in accrued interest receivable.................     (1,054)       (110)
    Decrease (increase) in other assets.....................        303        (418)
    Increase in accounts payable and other liabilities......      1,865       2,278
                                                              ---------    --------
        Net cash provided by operating activities...........      4,637       8,196
                                                              ---------    --------
Cash Flows from Investing Activities:
  Loans:
    New loans funded........................................   (109,865)    (64,722)
    Construction disbursements..............................    (58,943)    (97,585)
    Payoffs.................................................    126,546     115,895
    Principal payments......................................      8,435       7,937
    Other, net..............................................     (4,612)      5,170
  Real estate owned, net:
    Sales proceeds..........................................        320       2,579
    Capitalized costs.......................................         --         (21)
  Purchase of FHLB stock....................................         --      (3,657)
  Redemption of FHLB stock..................................      1,197          --
  Office property and equipment:
    Sale proceeds...........................................         31           3
    Additions...............................................       (240)       (356)
                                                              ---------    --------
        Net cash used in investing activities...............    (37,131)    (34,757)
                                                              ---------    --------
Cash Flows from Financing Activities:
  Deposit activity, net.....................................     58,458      19,151
  Net (decrease) increase in FHLB advances..................    (25,000)     80,000
  Net proceeds from exercise of stock options and
    warrants................................................      1,007         368
                                                              ---------    --------
        Net cash provided by financing activities...........     34,465      99,519
                                                              ---------    --------
Net increase in cash and cash equivalents...................      1,971      72,958
Cash and cash equivalents, beginning of period..............     86,722      45,449
                                                              ---------    --------
Cash and cash equivalents, end of period....................  $  88,693    $118,407
                                                              =========    ========
Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest................................................  $  19,696    $ 16,043
    Income taxes............................................      2,500         225
  Non-cash investing and financing activities:
    Real estate acquired in settlement of loans.............        340         293
    Loans originated to finance sales of real estate
     owned..................................................         --       1,500
    Loans originated to refinance existing bank loans.......      6,085      17,926

          See accompanying Notes to Consolidated Financial Statements

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of Hawthorne Financial Corporation and its wholly-owned subsidiary, Hawthorne Savings, F.S.B. ("Bank"), which are collectively referred to herein as the "Company". All significant intercompany transactions and accounts have been eliminated in consolidation.

     In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2000 and December 31, 1999 and the results of its operations and its cash flows for the three months ended March 31, 2000 and 1999. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2000.

     Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2 -- RECLASSIFICATION

     Certain amounts in the 1999 consolidated financial statements have been reclassified, to conform with classifications in 2000.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 3 -- BOOK VALUE AND EARNINGS PER SHARE

     The table below sets forth the Company's earnings per share calculations for the three months ended March 31, 2000 and 1999. In the table below, "Warrants" refer to the Warrants issued by the Company in December 1995, which are currently exercisable and which expire December 11, 2005, and "Options" refer to stock options previously granted to employees of the Company and which were outstanding at each measurement date.

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2000       1999
           (IN THOUSANDS, EXCEPT PER SHARE DATA)              -------    -------
Average shares outstanding:
  Basic.....................................................   5,461      5,224
  Warrants..................................................   2,486      2,503
  Options(1)................................................     258        617
  Less Treasury shares(2)...................................    (702)      (612)
                                                              ------     ------
  Diluted...................................................   7,503      7,732
                                                              ======     ======
Net income for the period...................................  $2,904     $2,972
                                                              ======     ======
Basic earnings per share....................................  $ 0.53     $ 0.57
                                                              ======     ======
Diluted earnings per share..................................  $ 0.39     $ 0.38
                                                              ======     ======

                                                                  MARCH 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Period-end shares outstanding:
  Basic.....................................................    5,517      5,268
  Warrants..................................................    2,486      2,503
  Options(3)................................................      167        513
  Less Treasury shares(2)...................................     (704)      (567)
                                                              -------    -------
  Diluted...................................................    7,466      7,717
                                                              =======    =======
Stockholders' equity........................................  $95,993    $84,732
                                                              =======    =======
Basic book value per share..................................  $ 17.40    $ 16.08
                                                              =======    =======
Diluted book value per share................................  $ 12.86    $ 10.98
                                                              =======    =======

---------------
(1) Excludes 320,000 options outstanding for the three months ended March 31, 2000 for which the exercise price exceeded the average market price of the Company's common stock during the period. Excludes 210,000 options outstanding for the three months ended March 31, 1999 for which the exercise price exceeded the average market price of the Company's common stock during the period.

(2) Under the Diluted Method, it is assumed that the Company will use proceeds from the proforma exercise of the Warrants and Options to acquire actual shares currently outstanding, thus increasing Treasury shares. In this calculation, Treasury shares were assumed to be repurchased at the average closing stock price for the respective period.

(3) Excludes 360,000 and 210,000 options outstanding at March 31, 2000 and March 31, 1999, respectively, for which the exercise price exceeded the average market price of the Company's common stock at period end.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 4 -- COMMITMENTS AND CONTINGENCIES

     Other non-operating expense included $1.7 million for ongoing litigation and/or satisfaction of judgments against the Company. On April 13, 2000, the California Court of Appeals issued its decision affirming in part and reversing in part the judgment in the Takaki vs. Hawthorne Savings and Loan Association matter previously disclosed by the Bank. The Bank appealed from the $2.4 million judgment in the Takaki matter on the grounds that the trial court erred in measuring damages awarded to the plaintiffs. In an unpublished decision, the Court of Appeals held that the Bank was entitled to a reduction for attorneys' fees that should not have been awarded. The Court of Appeals also held that the trial court committed errors in setting a date for calculating damages. Nevertheless, the Court of Appeals held that the errors were "not prejudicial" to the Bank and affirmed the basic damages award, minus the attorneys' fees. The Bank believes that the Court of Appeals ruling is wrongly decided and intends to file a petition for rehearing with the Court of Appeals and intends to file a petition for review with the California Supreme Court. As there can be no assurances that the Bank will be successful in its appeal, the Company has recorded a liability to the level of the Court of Appeals award including post judgment interest through April 2000. Interest will continue to accrue at 10.0% per annum.

     The Company is involved in a variety of other litigation matters in the ordinary course of its business, as discussed in the Annual Report on Form 10-K for the year ended December 31, 1999.

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

RESULTS OF OPERATIONS

     Net income of $2.9 million, or $0.39 per diluted share, for the first quarter of 2000 resulted in an annualized return on average assets ("ROA") of
 .72% and an annualized return on average equity ("ROE") of 12.36% compared with net income of $3.0 million, or $0.38 per diluted share, an annualized ROA of
 .82% and an annualized ROE of 14.42% for the first quarter of 1999. Pretax income decreased 1.28% during the first quarter of 2000, to $5.0 million from $5.1 million in the first quarter of 1999.

     In the first quarter of 2000, the Company incurred $1.8 million in other non-operating expenses, primarily in connection with $1.7 million for ongoing litigation and/or satisfaction of judgments against the Company, resulting in a reduction in diluted earnings per share of $0.13. This compares to $1.0 million of other non-operating expenses in the first quarter of 1999, of which $0.6 million related to ongoing litigation and/or satisfaction of judgments against the Company, or a reduction in diluted earnings per share of $0.04. Additionally, other non-operating expense in the first quarter of 2000 included $0.1 million in connection with the early termination of its former Irvine office, which management determined was no longer part of its operating plan.

     The table below identifies the principal components of the Company's pretax income and net income for the three months ended March 31, 2000 and March 31, 1999.

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                          ---------------------------
                                                           2000      1999     CHANGE
                 (DOLLARS IN THOUSANDS)                   -------   -------   -------
Net interest income.....................................  $15,995   $15,720   $   275
Provision for credit losses.............................    1,500     3,000    (1,500)
                                                          -------   -------   -------
  Net interest income after provision for credit
     losses.............................................   14,495    12,720     1,775
Noninterest revenues, net:
  Loan related fees.....................................    1,760     1,970      (210)
(Loss)/income from real estate operations, net..........      (59)      434      (493)
Noninterest expenses:
  General and administrative expenses...................    8,099     7,798       301
  Other non-operating expense...........................    1,828       992       836
Interest on senior notes................................    1,250     1,250        --
                                                          -------   -------   -------
Income before income taxes..............................    5,019     5,084       (65)
Income tax provision....................................    2,115     2,112         3
                                                          -------   -------   -------
Net income..............................................  $ 2,904   $ 2,972   $   (68)
                                                          =======   =======   =======

     The Company's net interest income before interest on senior notes and provision for credit losses rose 1.75% to $16.0 million during the first quarter of 2000 from $15.7 million during the first quarter of 1999. The Company's yield on average earning assets was 8.64% during the first quarter of 2000 compared to 8.91% during the first quarter of 1999. The average cost of funds for the Company increased to 5.41% during the first quarter of 2000 from 5.33% during the first quarter of 1999. The Company's resulting net interest margin for the first quarter of 2000 and 1999 was 3.70% and 4.03%, respectively. The compression in the net interest margin is the result of increased competitive rate pressures in the market place and an increase in the payment of broker rebates on single family residential loans.

     Provisions for credit losses totaled $1.5 million and $3.0 million for the quarters ended March 31, 2000 and March 31, 1999, respectively. At March 31, 2000, the ratio of total allowance for estimated credit losses to net loans reached 1.71%, compared to 1.65% at December 31, 1999 and 1.45% at March 31, 1999. The Company's ratio of charge-offs to annualized net loans improved to 0.01% for the first quarter of 2000 compared with a ratio of 0.04% for the first quarter of 1999.

     Noninterest revenues were $1.7 million for the three months ended March 31, 2000, compared to noninterest revenues of $2.4 million earned during the first quarter of 1999. Income from real estate operations, net, decreased $0.5 million for the quarter ended March 31, 2000 versus the quarter ended March 31, 1999, as sales of real estate owned resulted in net recoveries during the first quarter of 1999.

     Other non-operating expense totaled $1.8 million for the three months ended March 31, 2000, an $0.8 million increase over the $1.0 million of other non-operating expense incurred during the same period of 1999, primarily in connection with $1.7 million for ongoing litigation and/or satisfaction of judgments against the Company. On April 13, 2000, the California Court of Appeals issued its decision affirming in part and reversing in part the judgment in the Takaki vs. Hawthorne Savings and Loan Association matter previously disclosed by the Bank. The Bank appealed from the $2.4 million judgment in the Takaki matter on the grounds that the trial court erred in measuring damages awarded to the plaintiffs. In an unpublished decision, the Court of Appeals held that the Bank was entitled to a reduction for attorneys' fees that should not have been awarded. The Court of Appeals also held that the trial court committed errors in setting a date for calculating damages. Nevertheless, the Court of Appeals held that the errors were "not prejudicial" to the Bank and affirmed the basic damages award, minus the attorneys' fees. The Bank believes that the Court of Appeals ruling is wrongly decided and intends to file a petition for review with the California Supreme Court. As there can be no assurances that the Bank will be successful in its appeal, the Company has recorded a liability to the level of the Court of Appeals award including post judgment interest through April 2000. Interest will continue to accrue at 10.0% per annum. Additionally, other non-operating expense included $0.1 million in connection with the early termination of its former Irvine office, which management determined was no longer part of its operating plan.

     Nonaccrual loans totaled $39.2 million at March 31, 2000 (or 2.42% of total assets). By comparison, nonaccrual loans were $44.0 million (or 2.78% of total assets) and $41.9 million (or 2.76% of total assets) at December 31, 1999 and March 31, 1999, respectively. Other classified loans were $48.4 million at March 31, 2000, compared to $25.6 million at December 31, 1999 and $32.8 million at March 31, 1999. The increase in other classified loans from December 31, 1999 to March 31, 2000 was primarily due to classification of two loans, one income property loan with a balance of $10.2 million and one tract loan with a balance of $4.4 million which are both being monitored closely.

INCOME TAXES

     The Company's effective tax rate was 42.14% and 41.54% during the first quarter of 2000 and 1999, respectively.

PARENT COMPANY ITEMS

     Beginning with the fourth quarter of 1999, the Company has been and will continue to rely upon dividends from the Bank to service the semiannual interest payments, of approximately $2.5 million each, due in June and December, on its Senior Notes, issued in December 1997.

     In March 2000, the Company announced its stock repurchase program which authorized the repurchase of up to 277,000 shares, or approximately 5% of the outstanding common stock. As of May 12, 2000, the Company has repurchased 267,500 shares at an average price per share of $7.96.

NET INTEREST INCOME

     The following table sets forth the Company's average balance sheets, and the related weighted average yields and costs on average interest-earning assets (inclusive of nonaccrual loans) and interest-bearing liabilities, for the three months ended March 31, 2000 and 1999. In the tables, interest revenues are net of interest associated with nonaccrual loans.

                                                                         THREE MONTHS ENDED
                                              -------------------------------------------------------------------------
                                                        MARCH 31, 2000                        MARCH 31, 1999
                                              -----------------------------------   -----------------------------------
                                                                        WEIGHTED                              WEIGHTED
                                               AVERAGE     REVENUES/    AVERAGE      AVERAGE     REVENUES/    AVERAGE
                                               BALANCE       COSTS     YIELD/COST    BALANCE       COSTS     YIELD/COST
           (DOLLARS IN THOUSANDS)             ----------   ---------   ----------   ----------   ---------   ----------
Assets:
Interest-earning assets:
  Loans receivable(1)(2)....................  $1,490,115    $32,913       8.84%     $1,354,383    $31,001       9.16%
  Cash and cash equivalents.................      82,768      1,215       5.87%         68,136        816       4.79%
  Investment in capital stock of Federal
    Home Loan Bank..........................      21,550        308       5.72%         15,255        197       5.17%
                                              ----------    -------                 ----------    -------
Total interest-earning assets...............   1,594,433     34,436       8.64%      1,437,774     32,014       8.91%
                                                            -------      -----                    -------      -----
Noninterest-earning assets..................      13,302                                15,762
                                              ----------                            ----------
        Total assets........................  $1,607,735                            $1,453,536
                                              ==========                            ==========
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Deposits..................................  $1,079,277     13,843       5.16%     $  995,652     12,434       5.06%
  FHLB advances.............................     344,549      4,598       5.28%        300,444      3,860       5.14%
  Senior notes..............................      40,000      1,250      12.50%         40,000      1,250      12.50%
                                              ----------    -------                 ----------    -------
        Total interest-bearing
          liabilities.......................   1,463,826     19,691       5.41%      1,336,096     17,544       5.33%
                                                            -------      -----                    -------      -----
Noninterest-bearing checking................      29,608                                20,267
Noninterest-bearing liabilities.............      20,314                                14,730
Stockholders' equity........................      93,987                                82,443
                                              ----------                            ----------
        Total liabilities and stockholders'
          equity............................  $1,607,735                            $1,453,536
                                              ==========                            ==========
Net interest income.........................                $14,745                               $14,470
                                                            =======                               =======
Interest rate spread........................                              3.23%                                 3.58%
                                                                         =====                                 =====
Net interest margin including senior
  notes.....................................                              3.70%                                 4.03%
                                                                         =====                                 =====
Net interest margin excluding senior
  notes.....................................                              4.01%                                 4.37%
                                                                         =====                                 =====

---------------
(1) Includes nonaccrual loans of $39.2 million and $44.0 million for the three months ended March 31, 2000 and March 31, 1999, respectively.

(2) Revenues/costs include amortization of loan fees and discounts of $0.5 million and $1.5 million for the three months ended March 31, 2000 and March 31, 1999, respectively.

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

     The Company recorded net interest income of $14.7 million and $14.5 million during the first quarter of 2000 and 1999, respectively. The Company's resulting net interest margins for the first quarter of 2000 and 1999 were 3.70% and 4.03%, respectively. The compression in net interest margin is the result of increased competitive rate pressures in the market place for both loans and deposits and an increase in the payment of broker rebates on single family residential loans.

     The substantial majority of the Company's earning assets (principally loans) are adjustable-rate. The Company's deposits are primarily comprised of term certificate accounts, which carry fixed interest rates and predominantly possess original terms ranging from six-to-twelve months. The Company's borrowings, which are principally derived from the Federal Home Loan Bank of San Francisco (the "FHLB"), are for terms ranging from one-to-five years (though such terms are subject to certain early call provisions) and carry both variable and fixed interest rates.

     As of March 31, 2000, 87.81% of the Company's loans were adjustable-rate, with 87.89% of such loans subject to repricing no less frequently than annually. The substantial majority of such loans are priced at a margin over various market-sensitive indicies, including the One-year CMT, the One-month CMT, the MTA, LIBOR and the Prime Rate. Based upon the recent rise in the effective yield of these indicies, the Company expects that the yield on its loan portfolio will rise moderately over the coming months to fully incorporate the recent rise in market interest rates.

     At March 31, 2000, 76.86% of the Company's deposits were comprised of certificate accounts, the majority of which have original terms ranging from six-to-twelve months. The remaining, weighted average term to maturity for the Company's certificate accounts approximated six months at March 31, 2000. Generally, the Company's offering rates for certificate accounts move directionally with the general level of interest rates, though typically not by the same magnitude. Accordingly, the Company expects that the cost of its certificate accounts will gradually rise in the coming months, as maturing and newly-acquired accounts are priced at current, higher offering rates.

     As of March 31, 2000, 69.14% of the Company's borrowings from the FHLB are fixed-rate, with remaining terms ranging from one-to-five years (though such remaining terms are subject to early call provisions). The remaining 30.86% of the borrowings carry an adjustable interest rate tied to the Prime Rate, maturing in February 2003. Accordingly, the recent rise in market interest rates is expected to result in a gradual rise in the cost of the Company's currently outstanding FHLB borrowings, and the cost of any newly acquired borrowings will reflect current market pricing, which is substantially higher than the cost of the Company's FHLB borrowings, currently outstanding.

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

                                                        THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                                           INCREASE (DECREASE) DUE TO CHANGE IN
                                                       --------------------------------------------
                                                                               RATE AND       NET
                                                       VOLUME       RATE      VOLUME(1)     CHANGE
               (DOLLARS IN THOUSANDS)                  -------    --------    ----------    -------
Interest-earning assets:
  Loans receivable(2)................................  $3,107     $(1,086)      $(109)      $1,912
  Cash and cash equivalents..........................     175         184          40          399
  Investment in capital stock of Federal Home Loan
     Bank............................................      81          21           9          111
                                                       ------     -------       -----       ------
                                                        3,363        (881)        (60)       2,422
                                                       ------     -------       -----       ------
Interest-bearing liabilities:
  Deposits...........................................   1,045         336          28        1,409
  FHLB advances......................................     567         149          22          738
                                                       ------     -------       -----       ------
                                                        1,612         485          50        2,147
                                                       ------     -------       -----       ------
Change in net interest income........................  $1,751     $(1,366)      $(110)      $  275
                                                       ======     =======       =====       ======

---------------
(1) Calculated by multiplying change in rate by change in volume.

(2) Includes the interest on non-performing loans only to the extent that it was paid and recognized as interest income.

     The Company's interest revenues increased by $2.4 million, or 7.57%, during the three months ended March 31, 2000 as compared to the same period in 1999. This increase was primarily attributable to a 10.02% increase in the average balance of loans outstanding, which was partially offset by a decrease in the weighted average yield earned thereon, which averaged 8.84% during 2000 as compared with 9.16% in 1999. The decline in the loan portfolio yield reflected increased competitive rate pressure in the market place, a change in the portfolio mix, and an increase in the payment of broker rebates on single family residential loans.

     Interest costs increased by $2.1 million, or 12.24%, during the three months ended March 31, 2000, as compared to the same period during 1999, primarily due to a 9.56% increase in the average balances of the Company's deposits and borrowings, in conjunction with an increase in the weighted average rates paid on the Company's deposits and FHLB advances, which together averaged 5.41% during the three months ended March 31, 2000, as compared with 5.33% during the same quarter of 1999.

     These changes in interest revenues and interest costs produced an increase of $0.3 million, or 1.90%, in the Company's net interest income during the three months ended March 31, 2000, as compared with the same quarter during 1999. Expressed as a percentage of average interest-earning assets, the Company's net interest margin decreased to 3.70% during the three months ended March 31, 2000, as compared with the net interest margin of 4.03% produced during the same period during 1999.

PROVISIONS FOR ESTIMATED CREDIT LOSSES ON LOANS

     Provisions for estimated credit losses were $1.5 million and $3.0 million for the quarters ended March 31, 2000 and March 31, 1999, respectively. The Company's total allowance for estimated credit losses to loans receivable, net of specific allowances increased to 1.71% at March 31, 2000 compared with 1.65% at December 31, 1999 and 1.45% at March 31, 1999. The Company's annualized ratio of charge-offs to average loans has improved from 0.05% in the first quarter of 1999 to 0.01% in the first quarter of 2000. Additionally, the ratio of total classified assets to Bank core capital and general allowance for estimated credit losses has increased to 59.58% at March 31, 2000 from 49.96% at December 31, 1999 and 55.56% at March 31, 1999.

     Although the Company maintains its allowance for estimated credit losses at a level which it considers to be adequate to provide for potential losses based on presently known conditions, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. The calculation of the adequacy of the allowance for estimated credit losses, and therefore the requisite amount of provision for credit losses, is based on several factors, including underlying loan collateral values, delinquency trends and historical loan loss experience, all of which can change without notice based on market and economic conditions and other factors.

NONINTEREST REVENUES

  Loan Related Fees

     The Company's noninterest revenues are made up of loan related fees which totaled $1.8 million in the first quarter of 2000, a decrease of $0.2 million from $2.0 million recognized in the first quarter of 1999. Loan related fees primarily consist of fees collected from borrowers (1) for the early repayment of their loans, (2) for the extension of the maturity of loans (predominantly short-term construction loans, with respect to which extension options are often included in the original term of the Company's loan), and (3) in connection with certain loans which contain exit or release fees payable to the Company upon the maturity or repayment of the Company's loan. The significant decrease in loan-related fee revenues during the first three months of 2000, as compared with the first three months of 1999, was occasioned by the prepayment of a larger number of loans to which prepayment penalties were attached, and the repayment of a small number of loans requiring exit fees due upon repayment during 1999.

  Real Estate Operations

     The following table sets forth the costs and revenues attributable to the Company's REO properties for the periods indicated. The compensatory and legal costs directly associated with the Company's property management and disposal operations are included in general and administrative expenses.

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                              2000    1999    CHANGE
(DOLLARS IN THOUSANDS)                                        ----    ----    ------
Expenses associated with real estate operations:
  Repairs, maintenance and renovation.......................  $(85)   $(58)   $ (27)
  Insurance and property taxes..............................    (2)    (21)      19
                                                              ----    ----    -----
                                                               (87)    (79)      (8)
Net (loss)/recoveries from sale of REO......................   (22)    557     (579)
Property operations, net....................................    26       1       25
                                                              ----    ----    -----
          Total.............................................     4     558     (554)
                                                              ----    ----    -----
Recovery/(provision) for estimated losses on real estate
  owned.....................................................    24     (45)      69
                                                              ----    ----    -----
(Loss)/income from real estate operations, net..............  $(59)   $434    $(493)
                                                              ====    ====    =====

     Net (loss)/recoveries from sales of REO properties represent the difference between the proceeds received from property disposal and the carrying value of such properties upon disposal. Property operations principally include the net operating income (collected rental revenues less operating expenses and certain renovation costs) from foreclosed income-producing properties or receipt, following foreclosure, of similar funds held by receivers during the period the original loan was in default. During the three months ended March 31, 2000, the Company sold three properties generating net cash proceeds of $0.3 million and a net loss of $0.02 million, as compared to sales of eight properties generating net cash proceeds of $2.6 million and a net recovery of $0.6 million during the three months ended March 31, 1999.

NONINTEREST EXPENSES

  General and Administrative Expenses

     The table below details the Company's general and administrative expenses for the periods indicated.

                                                            THREE MONTHS ENDED MARCH 31,
                                                            -----------------------------
                                                             2000       1999      CHANGE
(DOLLARS IN THOUSANDS)                                      -------    -------    -------
General and administrative expenses:
  Employee................................................  $4,052     $4,103      $(51)
  Operating...............................................   1,513      1,540       (27)
  Occupancy...............................................     963        993       (30)
  Technology..............................................     474        560       (86)
  Professional............................................     875        303       572
  SAIF insurance premiums and OTS assessments.............     222        299       (77)
                                                            ======     ======      ====
          Total general and administrative expenses.......  $8,099     $7,798      $301
                                                            ======     ======      ====

     Total general and administrative costs ("G&A") were $8.1 million for the three months ended March 31, 2000, a 3.86% increase over the $7.8 million of G&A incurred during the same period of 1999. The increase in G&A was primarily in professional fees comprised of outside consultants working on operational projects and outside lawyers representing the Company in a variety of legal matters. The increase in G&A and the decrease in noninterest revenues discussed previously had a negative impact on the Company's efficiency ratio (defined as total general and administrative costs divided by net interest income before provision and noninterest revenues, excluding REO, net). The efficiency ratio for the first quarter of 2000 increased to 49.07% compared to 47.43% in the first quarter of 1999.

  Other Non-operating Expense

     Other non-operating expense totaled $1.8 million for the three months ended March 31, 2000, an $0.8 million increase over the $1.0 million of other non-operating expense incurred during the same period of 1999, primarily in connection with $1.7 million for ongoing litigation and/or satisfaction of judgments against the Company. On April 13, 2000, the California Court of Appeals issued its decision affirming in part and reversing in part the judgment in the Takaki vs. Hawthorne Savings and Loan Association matter previously disclosed by the Bank. The Bank appealed from the $2.4 million judgment in the Takaki matter on the grounds that the trial court erred in measuring damages awarded to the plaintiffs. In an unpublished decision, the Court of Appeals held that the Bank was entitled to a reduction for attorneys' fees that should not have been awarded. The Court of Appeals also held that the trial court committed errors in setting a date for calculating damages. Nevertheless, the Court of Appeals held that the errors were "not prejudicial" to the Bank and affirmed the basic damages award, minus the attorneys' fees. The Bank believes that the Court of Appeals ruling is wrongly decided and intends to file a petition for review with the California Supreme Court. As there can be no assurances that the Bank will be successful in its appeal, the Company has recorded a liability to the level of the Court of Appeals award including post judgment interest through April 2000. Interest will continue to accrue at 10.0% per annum. Additionally, other non-operating expense included $0.1 million in connection with the early termination of its former Irvine office, which management determined was no longer part of its operating plan.

FINANCIAL CONDITION, CAPITAL RESOURCES & LIQUIDITY AND ASSET QUALITY

ASSETS

LOANS RECEIVABLE

GENERAL

     The Company's loan portfolio consists almost exclusively of loans secured by real estate located in Southern California. The table below sets forth the composition of the Company's loan portfolio as of the dates indicated.

                                                      MARCH 31, 2000          DECEMBER 31, 1999
                                                   ---------------------    ---------------------
                                                    BALANCE      PERCENT     BALANCE      PERCENT
(DOLLARS IN THOUSANDS)                             ----------    -------    ----------    -------
Single family residential........................  $  732,932      44.0%    $  683,250      41.0%
Income property:
  Multi-family(1)................................     231,973      13.9        222,616      13.4
  Commercial(1)..................................     220,888      13.3        208,859      12.5
  Development(2).................................     132,825       8.0        148,092       8.9
Land(3)..........................................      55,031       3.3         59,095       3.5
Single family construction:
  Single family residence(4).....................     226,033      13.6        274,697      16.5
  Tract..........................................      19,255       1.1         24,056       1.4
Other............................................      47,652       2.8         46,132       2.8
                                                   ----------     -----     ----------     -----
Gross loans receivable(5)........................   1,666,589     100.0%     1,666,797     100.0%
                                                                  =====                    =====
Less:
  Undisbursed funds..............................    (158,363)                (196,249)
  Deferred fees and credits, net.................        (288)                  (1,295)
  Allowance for estimated losses.................     (25,731)                 (24,285)
                                                   ----------               ----------
Net loans receivable.............................  $1,482,207               $1,444,968
                                                   ==========               ==========

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

(5) Includes the funded principal balance under recorded loan commitments, plus outstanding but unfunded loan commitments, predominantly in connection with construction loans.

     The following table sets forth the approximate composition of the Company's gross new loan commitments, net of internal refinances, for the period indicated, in dollars and as a percentage of total loans originated.

                                                            THREE MONTHS ENDED
                                                              MARCH 31, 2000
                                                            -------------------
                                                             AMOUNT        %
                  (DOLLARS IN THOUSANDS)                    ---------    ------
Single family residential(1)..............................  $ 76,586      55.7%
Income property:
  Multi-family............................................    13,035       9.5
  Commercial(2)...........................................    20,237      14.7
Land......................................................     6,492       4.7
Single family construction:
  Single family residence(3)..............................    21,082      15.4
Other.....................................................         7        --
                                                            --------     -----
                                                            $137,439     100.0%
                                                            ========     =====

---------------
(1) Includes unfunded commitments under lines of credit of $0.3 million.

(2) Includes unfunded commitments of $2.1 million.

(3) Includes unfunded commitments of $14.5 million.

ASSET QUALITY

  Classified Assets

     The table below sets forth information concerning the Company's classified assets as of the dates indicated. Classified assets include REO, nonaccrual loans and performing loans which have been adversely classified pursuant to OTS regulations and guidelines ("Performing/Classified" loans).

                                                              MARCH 31,    DECEMBER 31,
                                                                 2000          1999
                   (DOLLARS IN THOUSANDS)                     ----------   ------------
Risk elements:
  Nonaccrual loans(1).......................................  $   39,221    $   44,031
  Real estate owned, net....................................       5,525         5,587
                                                              ----------    ----------
                                                                  44,746        49,618
  Performing loans classified substandard or lower..........      48,439        25,646
                                                              ----------    ----------
  Total classified assets...................................  $   93,185    $   75,264
                                                              ==========    ==========
  Total classified loans....................................  $   87,660    $   69,677
                                                              ==========    ==========
Loans restructured and paying in accordance with modified
  terms(2)..................................................  $   15,456    $   15,394
                                                              ==========    ==========
Loans receivable net of specific reserves and deferred
  fees......................................................  $1,507,632    $1,468,445
                                                              ==========    ==========
Allowance for estimated credit losses:
  General...................................................  $   25,425    $   23,476
  Specific..................................................         306           809
                                                              ----------    ----------
          Total allowance for estimated credit losses.......  $   25,731    $   24,285
                                                              ==========    ==========
Net loan charge-offs:
  Net charge-offs for quarter ended.........................  $       54    $    1,409
  Percent to net loans (annualized).........................        0.01%         0.38%
  Percent to beginning of period allowance for credit losses
     (annualized)...........................................        0.89%        32.94%
Selected asset quality ratios at period end:
  Total nonaccrual loans to total assets....................        2.42%         2.78%
  Total allowance for estimated credit losses to loans
     receivable, net of specific reserves and deferred
     fees...................................................        1.71%         1.65%
  Total general allowance for estimated credit losses to
     loans receivable, net of specific reserves and deferred
     fees...................................................        1.69%         1.60%
  Total reserves to nonaccrual loans........................       65.61%        55.15%
  Total classified assets to Bank core capital and general
     loan loss reserves.....................................       59.58%        49.96%

---------------
(1) Total troubled debt restructured loans ("TDRs") were $29.5 million and $34.9 million at March 31, 2000 and December 31, 1999, respectively. Nonaccrual loans include TDRs of $13.8 million and $18.7 million at March 31, 2000 and December 31, 1999, respectively.

(2) TDRs not classified and not on nonaccrual.

     The table below sets forth information concerning the Company's gross classified loans, by category, as of March 31, 2000.

                                       DELINQUENT LOANS              OTHER
                                 -----------------------------    NONACCRUAL      PERFORMING
                                   90+ DAYS      30-89 DAYS(1)     LOANS(2)          LOANS           TOTAL
    (DOLLARS IN THOUSANDS)       -------------   -------------   -------------   -------------   -------------
Single family residential......     $19,312         $   733         $    --         $ 9,816         $29,861
Income property:
  Commercial...................          --          10,492              --          11,689          22,181
  Development..................          --          14,918              --              --          14,918
Land...........................         950             145              --           6,160           7,255
Single family construction:
  Single family residence......         771             535           2,616             382           4,304
  Tract........................       1,946              --           2,767           4,392           9,105
Other..........................          32              --              --               4              36
                                    -------         -------         -------         -------         -------
          Total................     $23,011         $26,823         $ 5,383         $32,443         $87,660
                                    =======         =======         =======         =======         =======

---------------
(1) Includes $16.0 million in loans 30-89 days past due and still accruing interest.

(2) Loans classified as substandard for which interest payment reserves were established from loan funds rather than borrower funds.

ALLOWANCE FOR ESTIMATED CREDIT LOSSES

     Management establishes specific allowances for estimated credit losses on individual loans and REO when it has determined that recovery of the Company's gross investment is not probable and when the amount of loss can be reasonably determined. In making this determination, management considers (1) the status of the asset, (2) the probable future status of the asset, (3) the value of the asset or underlying collateral and (4) management's intent with respect to the asset. In quantifying the loss, if any, associated with individual loans and REO, management utilizes external sources of information (i.e., appraisals, price opinions from real estate professionals, comparable sales data and internal estimates). In establishing specific allowances, management estimates the revenues expected to be generated from disposal of the Company's collateral or owned property, less construction and renovation costs (if any), holding costs and transaction costs. For tract construction and land development, the resulting projected cash flows are discounted utilizing a market rate of return to determine their value.

     The Company maintains an allowance for estimated credit losses which is not tied to individual loans or properties ("general allowances"). General allowances are maintained for each of the Company's principal loan segments, and supplemented by periodic additions through provisions for credit losses. In measuring the adequacy of the Company's general allowances, management considers
(1) the Company's historical loss experience for each loan portfolio segment and in total, (2) the historical migration of loans within each portfolio segment and in total (i.e., from performing to nonperforming, from nonperforming to REO), (3) observable trends in the performance of each loan portfolio segment,
(4) observable trends in the region's economy and in its real property markets and (5) guidelines published by the OTS for maintaining General Allowances.

     In addition to the amount of allowance determined by applying individual loss factors to the portfolio, the general allowance may also include an unallocated amount. The unallocated allowance recognizes the model and estimation risk associated with the allowance formula and specific allowances. In addition, the unallocated allowance is based upon management's evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include (1) general economic and business conditions affecting our key lending areas, (2) credit quality trends (including trends in nonperforming loans expected to result from existing conditions),

(3) collateral values, (4) loan volumes and concentrations, (5) seasoning of the loan portfolio, (6) specific industry conditions within portfolio segments (7) recent loss experience in particular segments of the portfolio, (8) duration of the current business cycle, (9) bank regulatory examination results and (10) findings of our internal credit examiners.

     Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss has been incurred.

     The table below sets forth the general and specific allowance for estimated credit losses for the Company's loan portfolio as of March 31, 2000.

                                                                        LOANS
                                                          ---------------------------------
                                                          PERFORMING   DELINQUENT    TOTAL
                 (DOLLARS IN THOUSANDS)                   ----------   ----------   -------
Specific allowances.....................................   $    --       $  306     $   306
General allowances......................................    18,831        6,594      25,425
                                                           -------       ------     -------
          Total.........................................   $18,831       $6,900     $25,731
                                                           =======       ======     =======
Percentages:
  Total allowance for estimated credit losses to gross
     loans..............................................      1.29%       13.85%       1.71%
  Total general allowances for estimated credit losses
     to net loans.......................................      1.29%       13.31%       1.69%

     The table below summarizes the activity of the Company's allowance for estimated credit losses for the periods indicated.

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              ------------------------
                                                                 2000          1999
                   (DOLLARS IN THOUSANDS)                     ----------    ----------
Average loans outstanding...................................  $1,490,115    $1,354,383
                                                              ==========    ==========
Total allowance for estimated credit losses at beginning of
  period....................................................  $   24,285    $   17,111
Provision for estimated credit losses.......................       1,500         3,000
Charge-offs:
  Single family.............................................        (107)         (153)
Recoveries:
     Other..................................................          53            --
                                                              ----------    ----------
Net charge-offs.............................................         (54)         (153)
                                                              ----------    ----------
          Total allowance for estimated credit losses at end
            of period.......................................  $   25,731    $   19,958
                                                              ==========    ==========
Annualized ratio of charge-offs to average loans outstanding
  during the period.........................................        0.01%         0.05%
Real estate owned:
  Total allowance for estimated losses, beginning of
     period.................................................  $       29    $       45
  Provision for estimated losses............................         (24)           45
  Charge-offs...............................................          (1)           --
                                                              ----------    ----------
          Total allowance for estimated losses, end of
            period..........................................  $        4    $       90
                                                              ==========    ==========

     The table below summarizes the allocation of the Company's allowance for estimated credit losses for each principal loan portfolio segment.

                                                        MARCH 31, 2000           DECEMBER 31, 1999
                                                   ------------------------   ------------------------
                                                               PERCENT OF                 PERCENT OF
                                                              RESERVES TO                RESERVES TO
                                                             TOTAL LOANS(1)             TOTAL LOANS(1)
                                                   BALANCE    BY CATEGORY     BALANCE    BY CATEGORY
             (DOLLARS IN THOUSANDS)                -------   --------------   -------   --------------
Single family residential........................  $ 6,548        0.89%       $ 7,095        1.04%
Income property:
  Multi-family...................................      697        0.30%           646        0.29%
  Commercial.....................................    5,334        2.41%         6,738        3.23%
  Development....................................    4,834        3.64%         2,067        1.40%
Land.............................................    1,933        3.51%         1,470        2.49%
Single family construction:
  Single family residence........................    2,993        1.32%         3,946        1.44%
  Tract..........................................    1,870        9.71%           855        3.55%
Other............................................      972        2.04%           480        1.04%
Unallocated......................................      550         N/A            988         N/A
                                                   -------                    -------
                                                   $25,731        1.54%       $24,285        1.51%
                                                   =======                    =======

---------------
(1) Percent of allowance for estimated credit losses to gross loan commitments, which exclude the undisbursed portion of such commitments. The change in the percentage of reserves to total loans by category is a result of different levels of classified assets within each category.

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

     The table below summarizes the composition of the Company's real estate owned properties for the dates indicated.

                                                         MARCH 31,   DECEMBER 31,
                                                           2000          1999
                (DOLLARS IN THOUSANDS)                   ---------   ------------
Single family residential..............................   $1,131        $1,218
Income property:
  Commercial(1)........................................    4,398         4,398
                                                          ------        ------
Gross investment(2)....................................    5,529         5,616
Less allowance for estimated losses....................        4            29
                                                          ------        ------
Real estate owned, net.................................   $5,525        $5,587
                                                          ======        ======

---------------
(1) In December 1999, the Bank acquired 18 lots of a tract development in La Quinta, California with a carrying value of $4.4 million.

(2) Fair value of collateral at foreclosure, plus post-foreclosure capitalized costs.

LIABILITIES

SOURCES OF FUNDS

GENERAL

     The Company's principal sources of funds in recent years have been deposits obtained on a retail basis through its branch offices and, to a lesser extent, advances from the FHLB. In addition, funds have been obtained from maturities and repayments of loans and securities, and sales of loans, securities and other assets, including real estate owned.

DEPOSITS

     The table below summarizes the Company's deposit portfolio by original term, weighted average interest rates ("WAIR") and weighted average remaining maturities in months ("WARM") as of the dates indicated.

                                                   MARCH 31, 2000           DECEMBER 31, 1999
                                              ------------------------   ------------------------
                                               BALANCE     WAIR   WARM    BALANCE     WAIR   WARM
(DOLLARS IN THOUSANDS)                        ----------   ----   ----   ----------   ----   ----
Noninterest-bearing checking................  $   30,865     --    --    $   28,838     --    --
Checking/NOW................................      42,037   2.19%   --        40,563   2.17%   --
Passbook....................................      23,959   1.62%   --        23,568   1.41%   --
Money market................................     168,131   4.74%   --       155,537   4.45%   --
Certificates of deposit:
  7 day maturities..........................      24,864   4.08%   --        30,631   4.08%   --
  Less than 6 months........................      34,010   4.71%    1        42,082   4.78%    2
  6 months to 1 year........................     118,906   5.52%    4       147,407   5.24%    3
  1 year to 2 years.........................     669,410   5.74%    8       584,488   5.46%    8
  Greater than 2 years......................      32,911   5.28%   12        33,521   5.31%   12
                                              ----------                 ----------
                                              $1,145,093   5.12%    5    $1,086,635   4.86%    5
                                              ==========                 ==========

FHLB ADVANCES

     The Company has a credit line with the FHLB with a maximum advance of up to 35% of total assets based on qualifying collateral. The FHLB system functions as a source of credit to savings institutions which are members. Advances are secured by the Company's mortgage loans and the capital stock of the FHLB owned by the Company. Subject to the FHLB's advance policies and requirements, these advances can be requested for any business purpose in which the Company is authorized to engage. In granting advances, the FHLB considers a member's creditworthiness and other relevant factors. The table below sets forth certain information regarding the Company's FHLB advances.

                                                     MARCH 31, 2000        DECEMBER 31, 1999
(DOLLARS IN THOUSANDS)                              -----------------      -----------------
                  ORIGINAL TERM                     PRINCIPAL    RATE      PRINCIPAL    RATE
                  -------------                     ---------    ----      ---------    ----
36 Months.........................................  $100,000     6.23%     $     --       --
60 Months.........................................   175,000     5.42%      300,000     5.30%
120 Months........................................    49,000     4.36%       49,000     4.36%
                                                    ========               ========
                                                    $324,000     5.51%(1)  $349,000     5.16%(1)
                                                    ========               ========

---------------
(1) Weighted average interest rate.

     The weighted average remaining term of the Company's FHLB advances was 4 years and 2 months and 4 years and 6 months as of March 31, 2000 and December 31, 1999, respectively. All of the Company's FHLB advances outstanding at March 31, 2000, with the exception of one, contain options which allow the FHLB to call the advances prior to maturity, subject to an initial non-callable period of one-to-three years from origination.

SENIOR NOTES

     On December 31, 1997, the Company issued $40.0 million of Senior Notes due 2004 ("1997 Senior Notes") in a private placement, which included registration rights. The 1997 Senior Notes bear interest payable semiannually at a rate of 12.5%, and are callable after December 31, 2002. Interest is required to be paid semiannually at the stated interest rate.

STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL

     The Company's capital consists of common stockholders' equity, which at March 31, 2000 amounted to $96.0 million and which equaled 5.92% of the Company's total assets.

     As indicated in the table below, the Bank's capital levels exceeded minimum regulatory capital requirements.

                                  TANGIBLE CAPITAL        CORE CAPITAL       RISK-BASED CAPITAL
                                 ------------------    ------------------    -------------------
                                  BALANCE       %       BALANCE       %       BALANCE        %
(DOLLARS IN THOUSANDS)           ----------    ----    ----------    ----    ----------    -----
Stockholders' equity...........  $  130,988      --    $  130,988      --    $  130,988       --
Adjustments:
  General allowances...........          --      --            --      --        14,655       --
  Other(1).....................          --      --            --      --        (5,565)      --
                                 ----------    ----    ----------    ----    ----------    -----
Regulatory capital.............     130,988    8.09%      130,988    8.09%      140,078    12.06%
Required minimum...............      24,277    1.50        64,739    4.00        92,935     8.00
                                 ----------    ----    ----------    ----    ----------    -----
Excess capital.................  $  106,711    6.59%   $   66,249    4.09%   $   47,143     4.06%
                                 ==========    ====    ==========    ====    ==========    =====
Adjusted assets(2).............  $1,618,479            $1,618,479            $1,161,694
                                 ==========            ==========            ==========

---------------
(1) Includes the portion of non-residential construction loans and land loans which exceed a loan-to-value ratio of 80%.

(2) The term "adjusted assets" refers to the term "adjusted total assets", as defined in 12 C.F.R. Section 567.1(a), for purposes of tangible and core capital requirements, and for purposes of risk-based capital requirements, refers to the term "risk-weighted assets", as defined in 12 C.F.R. Section 567.1(d).

     As of March 31, 2000, the Bank is categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events subsequent to March 31, 2000 that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios and the capital amounts and ratios required in order for an institution to be "well capitalized" and "adequately" capitalized are presented in the table below.

                                                                                             MINIMUM TO BE WELL
                                                                           MINIMUM           CAPITALIZED UNDER
                                                                           CAPITAL           PROMPT CORRECTIVE
                                                        ACTUAL           REQUIREMENT         ACTION PROVISIONS
                                                   -----------------   ----------------   ------------------------
                                                    AMOUNT    RATIOS   AMOUNT    RATIOS     AMOUNT        RATIOS
(DOLLARS IN THOUSANDS)                             --------   ------   -------   ------   -----------   ----------
As of March 31, 2000
  Total Capital (to Risk Weighted Assets)........  $140,078   12.06%   $92,935    8.00%    $116,169       10.00%
  Core Capital (to Adjusted Tangible Assets).....   130,988    8.09%    64,739    4.00%      80,924        5.00%
  Tangible Capital (to Adjusted Tangible
    Assets)......................................   130,988    8.09%    24,277    1.50%         N/A         N/A
    Tier 1 Capital (to Risk Weighted Assets).....   130,988   11.28%       N/A     N/A       69,702        6.00%
As of December 31, 1999
  Total Capital (to Risk Weighted Assets)........  $139,815   12.50%   $89,468    8.00%    $111,835       10.00%
  Core Capital (to Adjusted Tangible Assets).....   127,160    8.05%    63,174    4.00%      78,967        5.00%
  Tangible Capital (to Adjusted Tangible
    Assets)......................................   127,160    8.05%    23,690    1.50%         N/A         N/A
  Tier 1 Capital (to Risk Weighted Assets).......   127,160   11.37%       N/A     N/A       67,101        6.00%

     The OTS has authority, after an opportunity for a hearing, to downgrade an institution from "well capitalized" to "adequately capitalized" or to subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower category, if the OTS deems such action to be appropriate as a result of supervisory concerns.

CAPITAL RESOURCES AND LIQUIDITY

     Hawthorne Financial Corporation maintained cash and cash equivalents of $1.8 million at March 31, 2000. Hawthorne Financial Corporation has no other significant assets beyond its investment in the Bank. Beginning in December 1999, the Company is dependent upon the Bank for dividends in order to make future semiannual interest payments. The ability of the Bank to provide dividends to Hawthorne Financial Corporation is governed by applicable regulations of the OTS. The Company expects to make its June 2000 semiannual interest payment on its 1997 Senior Notes. Based upon these regulations, the Bank's supervisory rating, and the Bank's current and projected earnings rate, management fully expects the Bank to maintain the ability to provide dividends to Hawthorne Financial Corporation, as necessary, for the payment of interest on the Company's 1997 Senior Notes. In April 2000, Hawthorne Financial Corporation received a dividend of $1.5 million to fund the stock repurchase as disclosed previously herein.

     The Company's liquidity position refers to the extent to which the Company's funding sources are sufficient to meet its current and long-term cash requirements. Federal regulations currently require a savings association to maintain a monthly average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances, and specified United States Government, state or federal agency obligations) equal to 4.0% of the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar quarter. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4.00% to 10.00% of such accounts and borrowings depending upon economic conditions and the deposit flows of member associations. Monetary penalties may be imposed for failure to meet this liquidity ratio requirement. The Company's liquidity for the calculation period ended March 31, 2000 was 7.25%, which exceeded the applicable minimum requirements.

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

     The table below sets forth information concerning repricing opportunities for the Company's interest-earning assets and interest-bearing liabilities as of March 31, 2000. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual maturities, except that adjustable-rate products are included in the period in which they are first scheduled to adjust and not in the period in which they mature. Such assets and liabilities are classified by the earlier of maturity or repricing date.

                                                                      MARCH 31, 2000
                                         ------------------------------------------------------------------------
                                                      OVER THREE   OVER SIX     OVER ONE
                                           THREE       THROUGH      THROUGH       YEAR        OVER
                                           MONTHS        SIX        TWELVE      THROUGH       FIVE
                                          OR LESS       MONTHS      MONTHS     FIVE YEARS    YEARS       TOTAL
(DOLLARS IN THOUSANDS)                   ----------   ----------   ---------   ----------   --------   ----------
Interest-earning assets:
  Cash and cash equivalents(1).........  $   73,578    $     --    $      --   $      --    $     --   $   73,578
  Investments and FHLB stock...........      21,345          --           --          --          --       21,345
  Loans(2).............................     991,692     327,748       39,012      30,302     119,472    1,508,226
                                         ----------    --------    ---------   ---------    --------   ----------
         Total interest-earning
           assets......................  $1,086,615    $327,748    $  39,012   $  30,302    $119,472   $1,603,149
                                         ==========    ========    =========   =========    ========   ==========
Interest-bearing liabilities:
  Deposits:
    Non-certificates of deposit(3).....  $  224,428    $     --    $      --   $      --    $     --   $  224,428
    Certificates of deposit............     237,051     175,638      359,488     107,925          --      880,102
  FHLB advances........................      90,000          --       30,000     204,000          --      324,000
  Senior notes.........................          --          --           --      40,000          --       40,000
                                         ----------    --------    ---------   ---------    --------   ----------
         Total interest-bearing
           liabilities.................  $  551,479    $175,638    $ 389,488   $ 351,925    $     --   $1,468,530
                                         ==========    ========    =========   =========    ========   ==========
  Interest rate sensitivity gap........  $  535,136    $152,110    $(350,476)  $(321,623)   $119,472   $  134,619
  Cumulative interest rate sensitivity
    gap................................     535,136     687,246      336,770      15,147     134,619      134,619
  Cumulative interest rate sensitivity
    gap as a percentage of total
    interest-earning assets............        33.4%       42.9%        21.0%        0.9%        8.4%         8.4%

---------------
(1) Excludes noninterest earning cash balances.

(2) Loans include $39.2 million of nonaccrual loans, and are exclusive of deferred fees and loan loss reserves.

(3) Includes checking/NOW, passbook and money market accounts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company realizes income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest paid on deposits and borrowings. The Company, like other financial institutions, is subject to interest rate risk ("IRR") to the degree that its interest-earning assets reprice differently than its interest-bearing liabilities. The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while structuring the Company's asset-liability mix to obtain the maximum yield-cost spread on that structure.

     A sudden and substantial increase in interest rates may adversely impact the Company's income to the extent that the interest rates borne by the assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company has adopted formal policies and practices to monitor its interest rate risk exposure. As a part of this effort, the Company uses the Net Portfolio Value ("NPV") methodology to gauge interest rate risk exposure.

     Using an internally generated model, the Company monitors interest rate sensitivity by estimating the change in NPV over a range of interest rate scenarios. NPV is the discounted present value of the difference between incoming cashflows on interest-earning assets and other assets, and the outgoing cashflows on interest-bearing liabilities and other liabilities. The NPV ratio is defined as the NPV for a given rate scenario divided by the market value of the assets in the same scenario. The Sensitivity Measure is the decline in the NPV ratio, in basis points, caused by a 200 basis point increase or decrease in interest rates, whichever produces the largest decline. The higher an institution's Sensitivity Measure, the greater its exposure to IRR. The OTS also produces a similar analysis using its own model, based upon data submitted on the Bank's quarterly Thrift Financial Report ("TFR").

     At March 31, 2000, based on the Company's internally generated model, it was estimated that the Company's NPV ratio was 7.73% in the event of a 200 basis point increase in rates, a decrease of 9.27% from basecase of 8.52%. If rates were to decrease by 200 basis points, the Company's NPV ratio was estimated at 9.99%, an increase of 17.25% from basecase.

     Presented below, as of March 31, 2000, is an analysis of the Company's IRR as measured in the NPV for instantaneous and sustained parallel shifts of 100, 200, and 300 basis point increments in market interest rates.

                                                    NET PORTFOLIO VALUE
(DOLLARS IN THOUSANDS)                           -------------------------
                                                             $ CHANGE FROM     NPV     CHANGE FROM
                CHANGE IN RATES                  $ AMOUNT      BASECASE       RATIO     BASECASE
                ---------------                  --------    -------------    -----    -----------
+300 bp........................................  $106,985       (30,947)       6.79%     -173 bp
+200 bp........................................   123,304       (14,628)       7.73%      -79 bp
+100 bp........................................   132,549        (5,384)       8.24%      -28 bp
basecase.......................................   137,932                      8.52%
-100 bp........................................   150,325        12,393        9.19%      +67 bp
-200 bp........................................   166,318        28,386        9.99%     +147 bp
-300 bp........................................   186,528        48,596       10.99%     +246 bp

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On April 13, 2000, the California Court of Appeals issued its decision affirming in part and reversing in part the judgment in the Takaki vs. Hawthorne Savings and Loan Association matter previously disclosed by the Bank. The Bank appealed from the $2.4 million judgment in the Takaki matter on the grounds that the trial court erred in measuring damages awarded to the plaintiffs. In an unpublished decision, the Court of Appeals held that the Bank was entitled to a reduction for attorneys' fees that should not have been awarded. The Court of Appeals also held that the trial court committed errors in setting a date for calculating damages. Nevertheless, the Court of Appeals held that the errors were "not prejudicial" to the Bank and affirmed the basic damages award, minus the attorneys' fees. The Bank believes that the Court of Appeals ruling is wrongly decided and intends to file a petition for review with the California Supreme Court. There can be no assurances that the Bank will be successful in its' appeal. Post judgment interest will continue to accrue at 10.0% per annum.

     The Company is involved in a variety of other litigation matters in the ordinary course of its business, as discussed in the Annual Report on Form 10-K for the year ended December 31, 1999.

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     1. Reports on Form 8-K

       No current reports on Form 8-K were filed for the three months ended March 31, 2000

     2. Other required exhibits
        Exhibit 8.1 -- Hawthorne Financial Corporation Tax Sharing Agreement
        Exhibit 27.1 -- Financial Data Schedule

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HAWTHORNE FINANCIAL CORPORATION

Dated May 15, 2000                              /s/ SIMONE LAGOMARSINO
                                          --------------------------------------
                                                    Simone Lagomarsino
                                          President and Chief Executive Officer

Dated May 15, 2000                               /s/ KAREN C. ABAJIAN
                                          --------------------------------------
                                                     Karen C. Abajian
                                               Executive Vice President and
                                                 Chief Financial Officer