Form 10-Q
period 2000-06-30
HAWTHORNE FINANCIAL CORP
filed 2000-08-14
CIK 46267

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

                      FOR THE QUARTER ENDED JUNE 30, 2000

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date: The Registrant had 5,286,401 shares of Common Stock, $0.01 par value per share outstanding, as of July 31, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                                FORM 10-Q INDEX
                      FOR THE QUARTER ENDED JUNE 30, 2000

                                                                       PAGE
                                                                       ----
                      PART I -- FINANCIAL INFORMATION
ITEM 1.  Financial Statements
         Consolidated Statements of Financial Condition at June 30,
         2000 and December 31, 1999..................................    1
         Consolidated Statements of Operations for the Three and Six
         Months Ended June 30, 2000 and 1999.........................    2
         Consolidated Statement of Stockholders' Equity for the Six
         Months Ended June 30, 2000..................................    3
         Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 2000 and 1999................................    4
         Notes to Consolidated Financial Statements..................    5
ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    8
ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk...   29

                       PART II -- OTHER INFORMATION
ITEM 1.  Legal Proceedings...........................................   31
ITEM 2.  Changes in Securities.......................................   31
ITEM 3.  Defaults upon Senior Securities.............................   31
ITEM 4.  Submission of Matters to a Vote of Security Holders.........   31
ITEM 5.  Other Information...........................................   31
ITEM 6.  Exhibits and Reports on Form 8-K............................   31

FORWARD-LOOKING STATEMENTS

     When used in this Form 10-Q or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers that all forward-looking statements are necessarily speculative and not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various risks and uncertainties, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, competitive and regulatory factors and the outcome of pending litigation, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected. The risks highlighted herein should not be assumed to be the only things that could affect future performance of the Company.

     The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              ----------    ------------
                                                              (Unaudited)
                                                                (DOLLARS IN THOUSANDS)
Assets:
  Cash and cash equivalents.................................  $   97,892     $   86,722
  Loans receivable (net of allowance for estimated credit
     losses of $27,089 in 2000 and $24,285 in 1999).........   1,531,613      1,444,968
  Real estate owned, net....................................       5,334          5,587
  Investment in capital stock of Federal Home Loan Bank, at
     cost...................................................      20,105         22,236
  Accrued interest receivable...............................      10,804          9,250
  Office property and equipment at cost, net................       5,267          5,939
  Deferred tax asset, net...................................       3,589          2,203
  Other assets..............................................       3,352          4,248
                                                              ----------     ----------
          Total assets......................................  $1,677,956     $1,581,153
                                                              ==========     ==========
Liabilities and Stockholders' Equity:
Liabilities:
  Deposits..................................................  $1,167,047     $1,086,635
  FHLB advances.............................................     359,000        349,000
  Senior notes..............................................      40,000         40,000
  Accounts payable and other liabilities....................      13,681         13,214
                                                              ----------     ----------
          Total liabilities.................................   1,579,728      1,488,849
Stockholders' equity:
  Preferred stock -- $0.01 par value; authorized 10,000,000
     shares; no shares outstanding..........................          --             --
  Common stock -- $0.01 par value; authorized 20,000,000
     shares; issued and outstanding 5,559,301 shares in 2000
     and 5,331,301 shares in 1999...........................          55             53
  Capital in excess of par value -- common stock............      42,057         40,981
  Retained earnings.........................................      58,294         51,318
                                                              ----------     ----------
                                                                 100,406         92,352
Less:
  Treasury stock, at cost -- 272,900 shares in 2000 and
     5,400 shares in 1999...................................      (2,178)           (48)
                                                              ----------     ----------
          Total stockholders' equity........................      98,228         92,304
                                                              ----------     ----------
          Total liabilities and stockholders' equity........  $1,677,956     $1,581,153
                                                              ==========     ==========

          See accompanying Notes to Consolidated Financial Statements

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      ------------------    ------------------
                                                       2000       1999       2000       1999
                                                      -------    -------    -------    -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest revenues:
  Loans.............................................  $34,685    $31,238    $67,598    $62,219
  Investments.......................................    1,690      1,442      3,213      2,475
                                                      -------    -------    -------    -------
          Total interest revenues...................   36,375     32,680     70,811     64,694
                                                      -------    -------    -------    -------
Interest costs:
  Deposits..........................................   15,024     12,628     28,867     25,062
  FHLB advances.....................................    4,594      4,437      9,192      8,297
  Senior notes......................................    1,250      1,250      2,500      2,500
                                                      -------    -------    -------    -------
          Total interest costs......................   20,868     18,315     40,559     35,859
                                                      -------    -------    -------    -------
Net interest income.................................   15,507     14,365     30,252     28,835
Provision for credit losses.........................    1,500      2,500      3,000      5,500
                                                      -------    -------    -------    -------
  Net interest income after provision for credit
     losses.........................................   14,007     11,865     27,252     23,335
                                                      -------    -------    -------    -------
Noninterest revenues:
  Loan related fees.................................    2,134      1,925      3,894      3,895
(Loss)/income from real estate operations, net......      (90)       (17)      (149)       417
Noninterest expenses:
  General and administrative expenses:
     Employee.......................................    4,353      3,576      8,405      7,679
     Operating......................................    1,529      1,599      3,042      3,138
     Occupancy......................................      897        986      1,860      1,979
     Technology.....................................      484        518        958      1,078
     Professional...................................    1,231        860      2,106      1,164
     SAIF premiums and OTS assessments..............      217        313        439        612
                                                      -------    -------    -------    -------
          Total general and administrative
            expenses................................    8,711      7,852     16,810     15,650
  Other non-operating expense.......................      196          8      2,024      1,000
                                                      -------    -------    -------    -------
          Total noninterest expenses................    8,907      7,860     18,834     16,650
                                                      -------    -------    -------    -------
Income before income taxes..........................    7,144      5,913     12,163     10,997
Income tax provision................................    3,072      2,487      5,187      4,599
                                                      -------    -------    -------    -------
Net income..........................................  $ 4,072    $ 3,426    $ 6,976    $ 6,398
                                                      =======    =======    =======    =======
Basic earnings per share (Note 3)...................  $  0.77    $  0.65    $  1.30    $  1.22
                                                      =======    =======    =======    =======
Diluted earnings per share (Note 3).................  $  0.57    $  0.44    $  0.95    $  0.83
                                                      =======    =======    =======    =======
Weighted average basic shares outstanding (Note
  3)................................................    5,286      5,290      5,374      5,257
                                                      =======    =======    =======    =======
Weighted average diluted shares outstanding (Note
  3)................................................    7,169      7,723      7,336      7,728
                                                      =======    =======    =======    =======

          See accompanying Notes to Consolidated Financial Statements

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                         COMPREHENSIVE
                                                                            INCOME
                                   BALANCE AT    EXERCISED               -------------              BALANCE AT
                                  DECEMBER 31,     STOCK     EXERCISED        NET        TREASURY    JUNE 30,
                                      1999        OPTIONS    WARRANTS       INCOME        STOCK        2000
                                  ------------   ---------   ---------   -------------   --------   -----------
                                                                 (IN THOUSANDS)                     (UNAUDITED)
Number of common shares.........      5,331          228          --            --            --        5,559
Treasury stock..................         (5)          --          --            --          (268)        (273)
                                    -------       ------      ------        ------       -------      -------
          Total shares
            outstanding.........      5,326          228          --            --          (268)       5,286
                                    =======       ======      ======        ======       =======      =======
Common stock....................    $    53       $    2      $   --        $   --       $    --      $    55
Capital in excess of par value,
  common stock..................     40,981        1,076          --            --            --       42,057
Retained earnings...............     51,318           --          --         6,976            --       58,294
Treasury stock..................        (48)          --          --            --        (2,130)      (2,178)
                                    -------       ------      ------        ------       -------      -------
          Total stockholders'
            equity..............    $92,304       $1,078      $   --        $6,976       $(2,130)     $98,228
                                    =======       ======      ======        ======       =======      =======

          See accompanying Notes to Consolidated Financial Statements

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Cash Flows from Operating Activities:
  Net income................................................  $   6,976    $   6,398
  Adjustments:
    Deferred income tax (benefit) provision.................     (1,386)         226
    Provision for estimated credit losses on loans..........      3,000        5,500
    (Recovery) provision for estimated losses on real estate
     owned..................................................        (24)          80
    Net gain from sale of real estate owned.................         (7)        (629)
    Loan fee and discount accretion.........................     (1,311)      (3,125)
    Depreciation and amortization...........................      1,067          912
    FHLB dividends..........................................       (851)        (417)
    Increase in accrued interest receivable.................     (1,554)        (316)
    Decrease (increase) in other assets.....................        896         (296)
    Increase in accounts payable and other liabilities......        467        1,115
                                                              ---------    ---------
         Net cash provided by operating activities..........      7,273        9,448
                                                              ---------    ---------
Cash Flows from Investing Activities:
  Loans:
    New loans funded........................................   (244,559)    (172,327)
    Construction disbursements..............................   (129,918)    (185,876)
    Payoffs.................................................    276,726      269,487
    Principal payments......................................     15,726       12,209
    Other, net..............................................     (6,542)        (753)
  Real estate owned, net:
    Sales proceeds..........................................        688        2,947
    Capitalized costs.......................................        (26)         (43)
  Purchase of FHLB stock....................................       (630)      (5,209)
  Redemption of FHLB stock..................................      3,612           --
  Office property and equipment:
    Sale proceeds...........................................         49           48
    Additions...............................................       (589)      (1,213)
                                                              ---------    ---------
         Net cash used in investing activities..............    (85,463)     (80,730)
                                                              ---------    ---------
Cash Flows from Financing Activities:
  Deposit activity, net.....................................  $  80,412    $  33,914
  Net increase in FHLB advances.............................     10,000      115,000
  Net proceeds from exercise of stock options and
    warrants................................................      1,078          594
  Treasury Stock............................................     (2,130)          --
                                                              ---------    ---------
         Net cash provided by financing activities..........     89,360      149,508
                                                              ---------    ---------
Net increase in cash and cash equivalents...................     11,170       78,226
Cash and cash equivalents, beginning of period..............     86,722       45,449
                                                              ---------    ---------
Cash and cash equivalents, end of period....................  $  97,892    $ 123,675
                                                              =========    =========
Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest................................................  $  39,393    $  35,590
    Income taxes............................................      3,800        4,231
  Non-cash investing and financing activities:
    Real estate acquired in settlement of loans.............        494        1,143
    Loans originated to finance sales of real estate
     owned..................................................         --        1,500
    Loans originated to refinance existing bank loans.......     19,393       21,024

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

     In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2000 and December 31, 1999, and the results of its operations and its cash flows for the three and six months ended June 30, 2000 and 1999. Operating results for the three and six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2000.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In December 1999, The Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements on Selected Issues, effective December 2000. Management does not believe that there will be a material impact on the financial position or results of operations of the Company from adoption of this bulletin.

NOTE 2 -- RECLASSIFICATION

     Certain amounts in the 1999 consolidated financial statements have been reclassified to conform with classifications in 2000.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 3 -- BOOK VALUE AND EARNINGS PER SHARE

     The table below sets forth the Company's earnings per share calculations for the three and six months ended June 30, 2000 and 1999. In the table below, "Warrants" refer to the Warrants issued by the Company in December 1995, which are currently exercisable and which expire December 11, 2005, and "Options" refer to stock options previously granted to employees of the Company and which were outstanding at each measurement date.

                                                          THREE MONTHS ENDED    SIX MONTHS ENDED
                                                               JUNE 30,             JUNE 30,
                                                          ------------------    ----------------
                                                           2000       1999       2000      1999
                                                          -------    -------    ------    ------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Average shares outstanding
  Basic.................................................   5,286      5,290      5,374     5,257
  Warrants..............................................   2,486      2,503      2,486     2,503
  Options(1)............................................     155        484        197       551
  Less Treasury shares(2)...............................    (758)      (554)      (721)     (583)
                                                          ------     ------     ------    ------
  Diluted...............................................   7,169      7,723      7,336     7,728
                                                          ======     ======     ======    ======
Net income for the period...............................  $4,072     $3,426     $6,976    $6,398
                                                          ======     ======     ======    ======
Basic earnings per share................................  $ 0.77     $ 0.65     $ 1.30    $ 1.22
                                                          ======     ======     ======    ======
Diluted earnings per share..............................  $ 0.57     $ 0.44     $ 0.95    $ 0.83
                                                          ======     ======     ======    ======

                                                                  JUNE 30,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
Period-end shares outstanding
  Basic.....................................................    5,286     5,293
  Warrants..................................................    2,486     2,503
  Options(3)................................................      155       498
  Less Treasury shares(2)...................................     (771)     (555)
                                                              -------   -------
  Diluted...................................................    7,156     7,739
                                                              =======   =======
Stockholders' equity........................................  $98,228   $88,384
                                                              =======   =======
Basic book value per share..................................  $ 18.58   $ 16.70
                                                              =======   =======
Diluted book value per share................................  $ 13.73   $ 11.42
                                                              =======   =======

---------------
(1) Excludes 385,000 options outstanding for the three and six months ended June 30, 2000 for which the exercise price exceeded the average market price of the Company's common stock during the periods. Excludes 325,000 options outstanding for the six months ended June 30, 1999 for which the exercise price exceeded the average market price of the Company's common stock during the period.

(2) Under the Diluted Method, it is assumed that the Company will use proceeds from the proforma exercise of the Warrants and Options to acquire actual shares currently outstanding, thus increasing Treasury shares. In this calculation, Treasury shares were assumed to be repurchased at the average closing stock price for the respective period.

(3) Excludes 385,000 options outstanding at June 30, 2000 for which the exercise price exceeded the average market price of the Company's common stock at period-end.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 4 -- COMMITMENTS AND CONTINGENCIES

On June 28, 2000, the California Supreme Court denied the Bank's petition for review of the Court of Appeals' decision affirming in part and reversing in part the judgment in the Takaki vs. Hawthorne Savings and Loan Association matter previously disclosed by the Bank. The Bank had previously accrued the full amount of the judgment, including post judgment interest through April 2000, and no material additional accruals were required during the second quarter as a result of the Supreme Court's action and payment of the judgment.

     The Company is involved in a variety of other litigation matters in the ordinary course of its business, as discussed in the Annual Report on Form 10-K for the year ended December 31, 1999. Management does not presently believe that any of the existing litigative matters are likely to have a material adverse impact on the Company's financial condition or results of operation.

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

RESULTS OF OPERATIONS

     Net income for the three and six months ended June 30, 2000 of $4.1 million, or $0.57 per diluted share, and $7.0 million, or $0.95 per diluted share, respectively. This net income resulted in an annualized return on average assets ("ROA") of 1.00% and .86%, respectively, and an annualized return on average equity ("ROE") of 16.93% and 14.67%, respectively, compared with an annualized ROA of .90% and .86%, respectively, and an annualized ROE of 15.97% and 15.21%, respectively, for the three and six months ended June 30, 1999. Pretax income increased 20.82% and 10.60%, for the three and six months ended June 30, 2000, respectively, to $7.1 million and $12.2 million from $5.9 million and $11.0 million generated during the same periods in 1999.

     The table below identifies the principal components of the Company's pretax income and net income for the three and six months ended June 30, 2000 and 1999.

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      ------------------    ------------------
                                                       2000       1999       2000       1999
                                                      -------    -------    -------    -------
                                                               (DOLLARS IN THOUSANDS)
Net interest income.................................  $16,757    $15,615    $32,752    $31,335
Provision for credit losses.........................    1,500      2,500      3,000      5,500
                                                      -------    -------    -------    -------
  Net interest income after provision for credit
     losses.........................................   15,257     13,115     29,752     25,835
Noninterest revenues:
  Loan related fees.................................    2,134      1,925      3,894      3,895
(Loss)/income from real estate operations, net......      (90)       (17)      (149)       417
Noninterest expenses:
  General and administrative expenses...............    8,711      7,852     16,810     15,650
  Other non-operating expense.......................      196          8      2,024      1,000
Interest on senior notes............................    1,250      1,250      2,500      2,500
                                                      -------    -------    -------    -------
Income before income taxes..........................    7,144      5,913     12,163     10,997
Income tax provision................................    3,072      2,487      5,187      4,599
                                                      -------    -------    -------    -------
Net income..........................................  $ 4,072    $ 3,426    $ 6,976    $ 6,398
                                                      =======    =======    =======    =======

     The Company's net interest income before interest on senior notes and provision for credit losses rose 7.31% to $16.8 million and 4.52% to $32.8 million during the three and six months ended June 30, 2000, respectively, compared to $15.6 million and $31.3 million for the three and six months ended June 30, 1999, respectively. The Company's yield on average earning assets was 9.01% and 8.82% for the three and six months ended June 30, 2000, respectively, compared to 8.61% and 8.75% during the same periods in 1999. The average cost of funds for the Company increased to 5.69% and 5.55% during the three and six months ended June 30, 2000, respectively, compared to 5.24% and 5.28% for the three and six months ended June 30, 1999, respectively. The Company's resulting net interest margin for the three and six months ended June 30, 2000, was 3.84% and 3.77%, respectively, compared to 3.78% and 3.90% during the same periods in 1999. On a year-to-date basis, the compression in the net interest margin is the result of increased competitive rate pressures in the market place and an increase in the payment of broker rebates on single family residential loans.

     Provisions for credit losses totaled $3.0 million and $5.5 million for the six months ended June 30, 2000 and 1999, respectively. At June 30, 2000, the ratio of total allowance for estimated credit losses to net loans reached 1.74%, compared to 1.65% at December 31, 1999, and 1.43% at June 30, 1999.

     Noninterest revenues were $2.0 million and $3.7 million for the three and six months ended June 30, 2000, respectively, compared to noninterest revenues of $1.9 million and $4.3 million earned during the three and six months ended June 30, 1999, respectively. Real estate operations resulted in a net loss of $0.1 million for the three and six months ended June 30, 2000, versus a net gain of $17 thousand and a net gain of $0.4 million for the respective periods in 1999. Sales of real estate owned resulted in higher net recoveries during 1999.

     Other non-operating expense totaled $2.0 million for the six months ended June 30, 2000, a $1.0 million increase over the $1.0 million of other non-operating expense incurred during the same period of 1999, primarily in connection with $1.7 million for ongoing litigation and/or satisfaction of judgments against the Company. On June 28, 2000, the California Supreme Court denied the Bank's petition for review of the Court of Appeals' decision affirming in part and reversing in part the judgment in the Takaki vs. Hawthorne Savings and Loan Association matter previously disclosed by the Bank. The Bank had previously accrued the full amount of the judgment, including post judgment interest through April 2000, and no material additional accruals were required during the second quarter as a result of the Supreme Court's action and payment of the judgment.

     Nonaccrual loans totaled $36.0 million at June 30, 2000 (or 2.15% of total assets). By comparison, nonaccrual loans were $44.0 million (or 2.78% of total assets) and $32.6 million (or 2.08% of total assets) at December 31, 1999, and June 30, 1999, respectively. Other classified loans were $32.3 million at June 30, 2000, compared to $25.6 million at December 31, 1999, and $17.4 million at June 30, 1999. Delinquent loans totaled $48.4 million at June 30, 2000, compared to $24.0 million at December 31, 1999, and $30.8 million at June 30, 1999. In July 2000, one income property loan with a balance of $10.6 million, which was over 90 days delinquent at June 30, 2000, is now current. Seven loans totaling $4.5 million that were past due at maturity have subsequently been extended.

INCOME TAXES

     The Company's effective tax rate was 42.65% and 41.82% during the first six months of 2000 and 1999, respectively.

PARENT COMPANY ITEMS

     Beginning with the fourth quarter of 1999, the Company, as needed, will continue to rely upon dividends from the Bank to service the semiannual interest payments of approximately $2.5 million each, due in June and December, on its Senior Notes, issued in December 1997.

     In July 2000, the Company authorized the repurchase of up to an additional 5% of its common stock, or approximately 264,000 shares. This is in addition to the 5% repurchase authorization announced in March 2000, for approximately 277,000 shares. As of August 11, 2000, the Company has repurchased 282,500 shares at an average price per share of $8.09.

NET INTEREST INCOME

     The following table sets forth the Company's average balance sheets, and the related weighted average yields and costs on average interest-earning assets (inclusive of nonaccrual loans) and interest-bearing liabilities, for the three months ended June 30, 2000 and 1999. In the tables, interest revenues are net of interest associated with nonaccrual loans.

                                                                             THREE MONTHS ENDED
                                                  -------------------------------------------------------------------------
                                                             JUNE 30, 2000                         JUNE 30, 1999
                                                  -----------------------------------   -----------------------------------
                                                                            WEIGHTED                              WEIGHTED
                                                   AVERAGE     REVENUES/    AVERAGE      AVERAGE     REVENUES/    AVERAGE
                                                   BALANCE       COSTS     YIELD/COST    BALANCE       COSTS     YIELD/COST
                                                  ----------   ---------   ----------   ----------   ---------   ----------
                                                                           (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
  Loans receivable(1)...........................  $1,519,760    $34,685       9.13%     $1,392,736    $31,238        8.97%
  Cash and cash equivalents.....................      75,569      1,146       6.07%        108,522      1,222        4.50%
  Investment in capital stock of Federal Home
    Loan Bank...................................      19,938        544      10.91%         17,527        220        5.02%
                                                  ----------    -------                 ----------    -------
        Total interest-earning assets...........   1,615,267     36,375       9.01%      1,518,785     32,680        8.61%
                                                                -------      -----                    -------      ------
Noninterest-earning assets......................      10,717                                 8,414
                                                  ----------                            ----------
        Total assets............................  $1,625,984                            $1,527,199
                                                  ==========                            ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
  Deposits......................................  $1,111,946     15,024       5.43%     $1,018,203     12,628        4.97%
  FHLB advances.................................     324,295      4,594       5.60%        344,769      4,437        5.09%
  Senior notes..................................      40,000      1,250      12.50%         40,000      1,250       12.50%
                                                  ----------    -------                 ----------    -------
        Total interest-bearing liabilities......   1,476,241     20,868       5.69%      1,402,972     18,315        5.24%
                                                                -------      -----                    -------      ------
Noninterest-bearing checking....................  $   31,093                            $   23,221
Noninterest-bearing liabilities.................      22,431                                15,220
Stockholders' equity............................      96,219                                85,786
                                                  ----------                            ----------
        Total liabilities and stockholders'
          equity................................  $1,625,984                            $1,527,199
                                                  ==========                            ==========
Net interest income.............................                $15,507                               $14,365
                                                                =======                               =======
Interest rate spread............................                              3.32%                                  3.37%
                                                                             =====                                 ======
Net interest margin including senior notes......                              3.84%                                  3.78%
                                                                             =====                                 ======
Net interest margin excluding senior notes......                              4.15%                                  4.11%
                                                                             =====                                 ======

---------------
(1) Includes the interest on nonaccrual and non-performing loans only to the extent that it was paid and recognized as interest income.

     The following table sets forth the Company's average balance sheets, and the related weighted average yields and costs on average interest-earning assets (inclusive of nonaccrual loans) and interest-bearing liabilities, for the six months ended June 30, 2000 and 1999. In the tables, interest revenues are net of interest associated with nonaccrual loans.

                                                                              SIX MONTHS ENDED
                                                  -------------------------------------------------------------------------
                                                             JUNE 30, 2000                         JUNE 30, 1999
                                                  -----------------------------------   -----------------------------------
                                                                            WEIGHTED                              WEIGHTED
                                                   AVERAGE     REVENUES/    AVERAGE      AVERAGE     REVENUES/    AVERAGE
                                                   BALANCE       COSTS     YIELD/COST    BALANCE       COSTS     YIELD/COST
                                                  ----------   ---------   ----------   ----------   ---------   ----------
                                                                           (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
  Loans receivable(1)...........................  $1,504,938    $67,598       8.98%     $1,373,666    $62,219        9.06%
  Cash and cash equivalents.....................      79,168      2,362       5.97%         88,267      2,058        4.66%
  Investment in capital stock of Federal Home
    Loan Bank...................................      20,744        851       8.20%         16,397        417        5.09%
                                                  ----------    -------                 ----------    -------
        Total interest-earning assets...........   1,604,850     70,811       8.82%      1,478,330     64,694        8.75%
                                                                -------      -----                    -------      ------
Noninterest-earning assets......................      12,028                                12,362
                                                  ----------                            ----------
        Total assets............................  $1,616,878                            $1,490,692
                                                  ==========                            ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
  Deposits......................................  $1,095,611     28,867       5.30%     $1,006,990     25,062        5.02%
  FHLB advances.................................     334,422      9,192       5.44%        322,729      8,297        5.11%
  Senior notes..................................      40,000      2,500      12.50%         40,000      2,500       12.50%
                                                  ----------    -------                 ----------    -------
        Total interest-bearing liabilities......   1,470,033     40,559       5.55%      1,369,719     35,859        5.28%
                                                                -------      -----                    -------      ------
Noninterest-bearing checking....................  $   30,351                            $   21,751
Noninterest-bearing liabilities.................      21,392                                15,098
Stockholders' equity............................      95,102                                84,124
                                                  ----------                            ----------
        Total liabilities and stockholders'
          equity................................  $1,616,878                            $1,490,692
                                                  ==========                            ==========
Net interest income.............................                $30,252                               $28,835
                                                                =======                               =======
Interest rate spread............................                              3.27%                                  3.47%
                                                                             =====                                 ======
Net interest margin including senior notes......                              3.77%                                  3.90%
                                                                             =====                                 ======
Net interest margin excluding senior notes......                              4.08%                                  4.24%
                                                                             =====                                 ======

---------------
(1) Includes the interest on nonaccrual and non-performing loans only to the extent that it was paid and recognized as interest income.

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

     The Company's net interest income before provision for credit losses rose 7.95% to $15.5 million and 4.91% to $30.3 million during the three and six months ended June 30, 2000, respectively, compared to $14.4 million and $28.8 million for the three and six months ended June 30, 1999, respectively. The Company's resulting net interest margin for the three and six months ended June 30, 2000, was 3.84% and 3.77%, respectively, compared to 3.78% and 3.90% during the same periods in 1999. On a year-to-date basis, the compression in the net interest margin is the result of increased competitive rate pressures in the market place, a change in the portfolio mix as reflected in the loan portfolio table contained herein, and an increase in the payment of broker rebates on single family residential loans.

     The substantial majority of the Company's earning assets (principally loans) are adjustable-rate. The Company's deposits are primarily comprised of term certificate accounts, which carry fixed interest rates and predominantly possess original terms ranging from six-to-twelve months. The Company's borrowings, which are principally derived from the Federal Home Loan Bank of San Francisco (the "FHLB"), are for terms ranging from one-to-ten years (though such terms are subject to certain early call provisions) and carry both variable and fixed interest rates.

     As of June 30, 2000, 88.44% of the Company's loans were adjustable-rate, with 83.84% of such loans subject to repricing no less frequently than annually. The substantial majority of such loans are priced at a margin over various market-sensitive indices, including the One-year CMT, the One-month CMT, the MTA, LIBOR and the Prime Rate. Based upon the recent rise in the effective yield of these indices, the Company expects that the yield on its loan portfolio will rise moderately over the coming months to fully incorporate the recent rise in market interest rates.

     At June 30, 2000, 79.70% of the Company's interest-bearing deposits were comprised of certificate accounts, the majority of which have original terms ranging from six-to-twelve months. The remaining, weighted average term to maturity for the Company's certificate accounts approximated six months at June 30, 2000. Generally, the Company's offering rates for certificate accounts move directionally with the general level of interest rates, though typically not by the same magnitude. Accordingly, the Company expects that the cost of its certificate accounts will gradually rise in the coming months, as maturing and newly-acquired accounts are priced at current, higher offering rates.

     As of June 30, 2000, 65.18% of the Company's borrowings from the FHLB are fixed-rate, with remaining terms ranging from one-to-ten years (though such remaining terms are subject to early call provisions). The remaining 34.82% of the borrowings carry an adjustable interest rate, with 80% of the adjustable borrowings tied to the Prime Rate, maturing in February 2003. The remaining 20% is tied to 1-month LIBOR, and matures in May 2002. Accordingly, the recent rise in market interest rates is expected to result in a gradual rise in the cost of the Company's currently outstanding FHLB borrowings, and the cost of any newly acquired borrowings will reflect current market pricing.

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

                                                          THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                                            INCREASE (DECREASE) DUE TO CHANGE IN
                                                         -------------------------------------------
                                                                                RATE AND       NET
                                                         VOLUME      RATE      VOLUME(1)     CHANGE
                                                         -------    -------    ----------    -------
                                                                   (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans receivable(2)..................................  $2,849     $  548       $  50       $3,447
  Cash and cash equivalents............................    (371)       424        (129)         (76)
  Investment in capital stock of Federal Home Loan
     Bank..............................................      30        258          36          324
                                                         ------     ------       -----       ------
                                                          2,508      1,230         (43)       3,695
                                                         ------     ------       -----       ------
Interest-bearing liabilities:
  Deposits.............................................   1,162      1,130         104        2,396
  FHLB advances........................................    (263)       446         (26)         157
                                                         ------     ------       -----       ------
                                                            899      1,576          78        2,553
                                                         ------     ------       -----       ------
Change in net interest income..........................  $1,609     $ (346)      $(121)      $1,142
                                                         ======     ======       =====       ======

---------------
(1) Calculated by multiplying change in rate by change in volume.

(2) Includes the interest on non-performing loans only to the extent that it was paid and recognized as interest income.

     The Company's interest revenues increased by $3.7 million, or 11.31%, during the three months ended June 30, 2000, as compared to the same period in 1999. This increase was primarily attributable to a 9.12% increase in the average balance of loans outstanding.

     Interest costs increased by $2.6 million, or 13.94%, during the three months ended June 30, 2000, as compared to the same period during 1999, primarily due to a 5.22% increase in the average balances of the Company's deposits and borrowings, in conjunction with an increase in the weighted average rates paid on the Company's deposits and FHLB advances. The cost of interest-bearing liabilities averaged 5.69% during the three months ended June 30, 2000, as compared with 5.24% during the same quarter of 1999.

     These changes in interest revenues and interest costs produced an increase of $1.1 million, or 7.95%, in the Company's net interest income during the three months ended June 30, 2000, as compared with the same quarter during 1999. Expressed as a percentage of average interest-earning assets, the Company's net interest margin increased to 3.84% during the three months ended June 30, 2000, as compared with the net interest margin of 3.78% produced during the same period during 1999.

                                                        SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                                          INCREASE (DECREASE) DUE TO CHANGE IN
                                                        ----------------------------------------
                                                                             RATE AND      NET
                                                        VOLUME     RATE      VOLUME(1)    CHANGE
                                                        ------    -------    ---------    ------
                                                                 (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans receivable(2).................................  $5,946    $  (517)     $ (50)     $5,379
  Cash and cash equivalents...........................    (212)       575        (59)        304
  Investment in capital stock of Federal Home Loan
     Bank.............................................     110        256         68         434
                                                        ------    -------      -----      ------
                                                         5,844        314        (41)      6,117
                                                        ------    -------      -----      ------
Interest-bearing liabilities:
  Deposits............................................   2,206      1,470        129       3,805
  FHLB advances.......................................     300        574         21         895
                                                        ------    -------      -----      ------
                                                         2,506      2,044        150       4,700
                                                        ------    -------      -----      ------
Change in net interest income.........................  $3,338    $(1,730)     $(191)     $1,417
                                                        ======    =======      =====      ======

---------------
(1) Calculated by multiplying change in rate by change in volume.

(2) Includes the interest on non-performing loans only to the extent that it was paid and recognized as interest income.

     The Company's interest revenues increased by $6.1 million, or 9.46%, during the six months ended June 30, 2000, as compared to the same period in 1999. This increase was primarily attributable to a 9.56% increase in the average balance of loans outstanding, which was partially offset by a decrease in the weighted average yield earned thereon, which averaged 8.98% during 2000, as compared with 9.06% in 1999. The decline in the loan portfolio yield reflected increased competitive rate pressure in the market place, a change in the portfolio mix as reflected in the loan portfolio table contained herein, and an increase in the payment of broker rebates on single family residential loans.

     Interest costs increased by $4.7 million, or 13.11%, during the six months ended June 30, 2000, as compared to the same period during 1999, primarily due to a 7.32% increase in the average balances of the Company's deposits and borrowings, in conjunction with an increase in the weighted average rates paid on the Company's deposits and FHLB advances. The cost of interest-bearing liabilities averaged 5.55% during the six months ended June 30, 2000, as compared with 5.28% during the same quarter of 1999.

     These changes in interest revenues and interest costs produced an increase of $1.4 million, or 4.91%, in the Company's net interest income during the six months ended June 30, 2000, as compared with the same period during 1999. Expressed as a percentage of average interest-earning assets, the Company's net interest margin decreased to 3.77% during the six months ended June 30, 2000, as compared with the net interest margin of 3.90% produced during the same period during 1999.

PROVISIONS FOR CREDIT LOSSES ON LOANS

     Provisions for credit losses for the three and six months ended June 30, 2000, were $1.5 million and $3.0 million, respectively, a decrease of 40.0% and 45.5% over provisions of $2.5 million and $5.5 million recorded during the three and six months ended June 30, 1999, respectively. The Company's total allowance for estimated credit losses to loans receivable, net of specific allowances, increased to 1.74% at June 30, 2000, compared with 1.65% at December 31, 1999 and 1.43% at June 30, 1999. The Company's annualized ratio of charge-offs to average loans has improved from 0.60% in the second quarter of 1999 to 0.04% in the second quarter of 2000. Additionally, the ratio of total classified assets to Bank core capital and general allowance for estimated credit losses was 46.27% at June 30, 2000, compared to 49.96% at December 31, 1999 and 35.43% at June 30, 1999.

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

NONINTEREST REVENUES

  Loan Related Fees

     Noninterest revenues were $2.1 million and $3.9 million for the three and six months ended June 30, 2000, compared to noninterest revenues of $1.9 million and $3.9 million earned during the three and six months ended June 30, 1999, respectively. Loan related fees primarily consist of fees collected from borrowers (1) for the early repayment of their loans, (2) for the extension of the maturity of loans (predominantly short-term construction loans, with respect to which extension options are often included in the original term of the Company's loan), and (3) in connection with certain loans which contain exit or release fees payable to the Company upon the maturity or repayment of the Company's loan. The increase in loan-related fee revenues during the second quarter of 2000, as compared with the second quarter of 1999, was occasioned by the prepayment of a larger number of loans to which prepayment penalties were attached, and the repayment of a small number of loans requiring exit fees due upon repayment.

  Real Estate Operations

     The following table sets forth the costs and revenues attributable to the Company's REO properties for the periods indicated. The compensatory and legal costs directly associated with the Company's property management and disposal operations are included in general and administrative expenses.

                                                    THREE MONTHS ENDED      SIX MONTHS ENDED JUNE
                                                         JUNE 30,                    30,
                                                   ---------------------    ----------------------
                                                   2000    1999   CHANGE    2000    1999    CHANGE
                                                   -----   ----   ------    -----   -----   ------
                                                               {(DOLLARS IN THOUSANDS)
Expenses associated with real estate operations:
  Repairs, maintenance and renovation............  $(106)  $(71)   $(35)    $(191)  $(151)  $ (40)
  Insurance and property taxes...................     (7)    --      (7)       (9)     --      (9)
                                                   -----   ----    ----     -----   -----   -----
                                                    (113)   (71)    (42)     (200)   (151)    (49)
Net recoveries from sale of REO..................     29     80     (51)        7     638    (631)
Property operations, net.........................     (6)     9     (15)       20      10      10
                                                   -----   ----    ----     -----   -----   -----
          Total..................................     23     89     (66)       27     648    (621)
                                                   -----   ----    ----     -----   -----   -----
(Provision)/recovery for estimated losses on real
  estate owned...................................     --    (35)     35        24     (80)    104
                                                   -----   ----    ----     -----   -----   -----
(Loss)/income from real estate operations, net...  $ (90)  $(17)   $(73)    $(149)  $ 417   $(566)
                                                   =====   ====    ====     =====   =====   =====

     Net (loss)/recoveries from sales of REO properties represent the difference between the proceeds received from property disposal and the carrying value of such properties upon disposal. Property operations principally include the net operating income (collected rental revenues less operating expenses and certain renovation costs) from foreclosed income-producing properties or receipt, following foreclosure, of similar funds held by receivers during the period the original loan was in default. During the six months ended June 30, 2000, the Company sold seven properties generating net cash proceeds of $0.7 million and a net recovery of $7 thousand, as compared to sales of eleven properties generating net cash proceeds of $2.9 million and a net recovery of $0.6 million during the six months ended June 30, 1999. As of June 30, 2000, the Company holds seven properties.

NONINTEREST EXPENSES

  General and Administrative Expenses

     The table below details the Company's general and administrative expenses for the periods indicated.

                                       THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                      -----------------------------    ----------------------------
                                       2000       1999      CHANGE      2000       1999      CHANGE
                                      -------    -------    -------    -------    -------    ------
                                                         (DOLLARS IN THOUSANDS)
General and administrative expenses:
  Employee..........................  $4,353     $3,576      $777      $ 8,405    $ 7,679    $  726
  Operating.........................   1,529      1,599       (70)       3,042      3,138       (96)
  Occupancy.........................     897        986       (89)       1,860      1,979      (119)
  Technology........................     484        518       (34)         958      1,078      (120)
  Professional......................   1,231        860       371        2,106      1,164       942
  SAIF premiums and OTS
     assessments....................     217        313       (96)         439        612      (173)
                                      ------     ------      ----      -------    -------    ------
          Total general and
            administrative
            expenses................  $8,711     $7,852      $859      $16,810    $15,650    $1,160
                                      ======     ======      ====      =======    =======    ======

     Total general and administrative expenses ("G&A") were $8.7 million and $16.8 million for the three and six months ended June 30, 2000, respectively, a 10.94% and 7.41% increase over the $7.9 million and $15.7 million of G&A incurred during the same periods in 1999. The increase in G&A for the first half of 2000 was primarily in professional fees comprised of outside consultants working on operational projects and legal fees attributable to loan documentation and restructurings and ongoing litigation matters previously disclosed. The increase in G&A and the decrease in noninterest revenues discussed previously had a negative impact on the Company's efficiency ratio (defined as total general and administrative expenses divided by net interest income before provision and noninterest revenues, excluding REO, net). The efficiency ratio for the six months ended June 30, 2000, increased to 49.23% compared to 47.82% for the six months ended June 30, 1999.

  Other Non-operating Expense

     Other non-operating expense totaled $2.0 million for the six months ended June 30, 2000, a $1.0 million increase over the $1.0 million of other non-operating expense incurred during the same period of 1999, primarily in connection with $1.7 million for ongoing litigation and/or satisfaction of judgments against the Company as previously discussed (see page 7).

FINANCIAL CONDITION, CAPITAL RESOURCES & LIQUIDITY AND ASSET QUALITY

ASSETS

LOANS RECEIVABLE

GENERAL

     The Company's loan portfolio consists almost exclusively of loans secured by real estate located in Southern California. The table below sets forth the composition of the Company's loan portfolio as of the dates indicated.

                                                       JUNE 30, 2000          DECEMBER 31, 1999
                                                   ---------------------    ---------------------
                                                    BALANCE      PERCENT     BALANCE      PERCENT
                                                   ----------    -------    ----------    -------
                                                              {(DOLLARS IN THOUSANDS)
Single family residential........................  $  796,620      46.4%    $  683,250      41.0%
Income property:
  Multi-family(1)................................     235,484      13.7%       222,616      13.4%
  Commercial(1)..................................     201,716      11.8%       208,859      12.5%
  Development(2).................................     157,630       9.2%       148,092       8.9%
Land(3)..........................................      52,395       3.1%        59,095       3.5%
Single family construction:
  Single family residence(4).....................     219,703      12.8%       274,697      16.5%
  Tract..........................................      10,751       0.6%        24,056       1.4%
Other............................................      41,769       2.4%        46,132       2.8%
                                                   ----------     -----     ----------     -----
Gross loans receivable(5)........................   1,716,068     100.0%     1,666,797     100.0%
                                                                  =====                    =====
Less:
  Undisbursed funds..............................    (158,358)                (196,249)
  Deferred fees and credits, net.................         992                   (1,295)
  Allowance for estimated losses.................     (27,089)                 (24,285)
                                                   ----------               ----------
Net loans receivable.............................  $1,531,613               $1,444,968
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

     The table below sets forth the Company's loan portfolio diversification by loan size.

                                             JUNE 30, 2000        DECEMBER 31, 1999
                                          -------------------   -------------------
                                          NO. OF     GROSS      NO. OF     GROSS
                                          LOANS    COMMITMENT   LOANS    COMMITMENT
                                          ------   ----------   ------   ----------
                                                    (DOLLARS IN THOUSANDS)
Loans in excess of $10.0 million:
  Single family residential.............     1     $   13,000      1     $   13,000
  Income property:
     Multi-family.......................    --             --     --             --
     Commercial.........................     5         56,484      3         32,622
     Development........................     2         24,750      3         33,900
  Land..................................    --             --     --             --
  Other.................................    --             --      1         16,000
                                            --     ----------     --     ----------
                                             8         94,234      8         95,522
                                            --     ----------     --     ----------
  Percentage of total gross loans.......                  5.5%                  5.7%

Loans between $5.0 and $10.0 million:
  Single family residential.............     4         24,400      7         39,364
  Income property:
     Multi-family.......................    --             --      1          6,655
     Commercial.........................     9         68,023      9         65,998
     Development........................    12         81,763     11         71,049
  Land..................................     1          6,501      1          6,501
  Single family construction:
     Single family residence............     3         19,562      4         24,812
     Tract..............................     1          6,743      2         11,040
  Other.................................     2         18,190      3         27,466
                                            --     ----------     --     ----------
                                            32        225,182     38        252,885
                                            --     ----------              --------
  Percentage of total gross loans.......                 13.1%                 15.2%
Loans less than $5 million..............            1,396,652             1,318,390
                                                   ----------            ----------
       Gross loans receivable...........           $1,716,068            $1,666,797
                                                   ==========            ==========

----------
(1) Based on current credit review, management determined that a bulk sale value would be a more conservative valuation for calculating the LTV ratio.

     The table below sets forth the Company's net loan portfolio composition, excluding net deferred fees and credits, as of the dates indicated.

                                                       JUNE 30, 2000          DECEMBER 31, 1999
                                                   ---------------------    ---------------------
                                                    BALANCE      PERCENT     BALANCE      PERCENT
                                                   ----------    -------    ----------    -------
                                                              {(DOLLARS IN THOUSANDS)
SFR -- Permanent.................................  $  788,711      50.6%    $  674,917      45.9%
SFR -- Construction..............................     157,485      10.1%       198,066      13.5%
Land.............................................      49,690       3.2%        50,161       3.4%
Income Property -- Permanent.....................     441,915      28.4%       434,242      29.5%
Income Property -- Construction..................     105,031       6.7%        99,296       6.8%
Other............................................      14,878       1.0%        13,866       0.9%
                                                   ----------     -----     ----------     -----
          Total..................................  $1,557,710     100.0%    $1,470,548     100.0%
                                                   ==========     =====     ==========     =====

     The following table sets forth the approximate composition of the Company's gross new loan commitments, net of internal refinances, for the period indicated, in dollars and as a percentage of total loans originated.

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30, 2000         JUNE 30, 2000
                                                        -------------------    -----------------
                                                         AMOUNT        %        AMOUNT       %
                                                        ---------    ------    --------    -----
                                                                {(DOLLARS IN THOUSANDS)
Single family residential(1)..........................  $103,694      46.0%    $180,280     49.7%
Income property:
  Multi-family........................................    18,756       8.3%      31,791      8.8%
  Commercial(2).......................................    12,227       5.4%      32,464      8.9%
  Development(3)......................................    46,545      20.6%      46,545     12.8%
Land(4)...............................................     8,894       3.9%      15,385      4.2%
Single family construction:
  Single family residence(5)..........................    35,463      15.7%      56,545     15.6%
Other.................................................        16        --           24       --
                                                        --------     -----     --------    -----
          Total.......................................  $225,595     100.0%    $363,034    100.0%
                                                        ========     =====     ========    =====

---------------
(1) Includes unfunded commitments of $0.1 million as of June 30, 2000.

(2) Includes unfunded commitments of $0.4 million as of June 30, 2000.

(3) Includes unfunded commitments of $29.4 million as of June 30, 2000.

(4) Includes unfunded commitments of $0.1 million as of June 30, 2000.

(5) Includes unfunded commitments of $26.6 million as of June 30, 2000.

ASSET QUALITY

  Classified Assets

     The table below sets forth information concerning the Company's classified assets as of the dates indicated. Classified assets include REO, nonaccrual loans and performing loans which have been adversely classified pursuant to OTS regulations and guidelines ("Performing/Classified" loans).

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              ----------    ------------
                                                               {(DOLLARS IN THOUSANDS)
Risk elements:
  Nonaccrual loans(1).......................................  $   36,047     $   44,031
  Real estate owned, net....................................       5,334          5,587
                                                              ----------     ----------
                                                                  41,381         49,618
  Performing loans classified substandard or lower..........      32,284         25,646
                                                              ----------     ----------
  Total classified assets...................................  $   73,665     $   75,264
                                                              ==========     ==========
  Total classified loans....................................  $   68,331     $   69,677
                                                              ==========     ==========
  Average LTV on classified loans...........................          74%            69%
                                                              ==========     ==========
Loans restructured and paying in accordance with modified
  terms(2)..................................................  $   15,553     $   15,394
                                                              ==========     ==========
Gross loans before allowance for estimated credit losses....  $1,558,702     $1,469,253
                                                              ==========     ==========
Loans receivable net of specific reserves and deferred
  fees......................................................  $1,556,465     $1,468,445
                                                              ==========     ==========
Delinquent Loans
  30 - 89 days..............................................  $   17,968     $    9,063
  90+ days..................................................      30,441         14,916
                                                              ----------     ----------
          Total delinquent loans............................  $   48,409     $   23,979
                                                              ==========     ==========
Allowance for estimated credit losses:
  General...................................................  $   24,852     $   23,476
  Specific..................................................       2,237            809
                                                              ----------     ----------
          Total allowance for estimated credit losses.......  $   27,089     $   24,285
                                                              ==========     ==========
Net loan charge-offs:
  Net charge-offs for the quarter ended.....................  $      142     $    1,409
  Percent to net loans (annualized).........................        0.04%          0.38%
  Percent to beginning of period allowance for credit losses
     (annualized)...........................................        2.21%         24.83%
Selected asset quality ratios at period end:
  Total nonaccrual loans to total assets....................        2.15%          2.78%
  Total allowance for estimated credit losses to loans
     receivable, net of specific reserves and deferred
     fees...................................................        1.74%          1.65%
  Total general allowance for estimated credit losses to
     loans receivable, net of specific reserves and deferred
     fees...................................................        1.60%          1.60%
  Total reserves to nonaccrual loans........................       75.15%         55.15%
  Total classified assets to Bank core capital and general
     loan loss reserves.....................................       46.27%         49.96%

---------------
(1) Total troubled debt restructured loans ("TDRs") were $24.9 million and $34.9 million at June 30, 2000 and December 31, 1999, respectively. Nonaccrual loans include TDRs of $9.3 million and $18.7 million at June 30, 2000 and December 31, 1999, respectively.

(2) TDRs not classified and not on nonaccrual.

     The table below sets forth information concerning the Company's gross classified loans, by category, as of June 30, 2000. See page 9 for further discussion.

                                                DELINQUENT LOANS
                                           ---------------------------     OTHER
                                               90+                       NONACCRUAL   PERFORMING
                                             DAYS(1)     30-89 DAYS(2)    LOANS(3)      LOANS       TOTAL
                                           -----------   -------------   ----------   ----------   -------
                                                               {(DOLLARS IN THOUSANDS)
Single family residential................    $17,054        $3,682        $   131      $ 7,285     $28,152
Income property:
  Multi-family...........................        348            --             --           --         348
  Commercial.............................     10,622            --          8,538        6,462      25,622
Land.....................................      2,075         3,971             --        2,878       8,924
Single family construction:
  Single family residence................         --           434            879          350       1,663
  Tract..................................         70            --          3,527           --       3,597
Other....................................         22            --             --            3          25
                                             -------        ------        -------      -------     -------
          Total..........................    $30,191        $8,087        $13,075      $16,978     $68,331
                                             =======        ======        =======      =======     =======

---------------
(1) Includes $12.7 million in classified loans 90 days past due and still accruing interest.

(2) Includes $2.6 million in loans 30-89 days past due and still accruing interest.

(3) Loans classified as substandard for which interest payment reserves were established from loan funds rather than borrower funds.

ALLOWANCE FOR ESTIMATED CREDIT LOSSES

     Management establishes specific allowances for estimated credit losses on individual loans when it has determined that recovery of the Company's gross investment is not probable and when the amount of loss can be reasonably determined. In making this determination, management considers (1) the status of the asset, (2) the probable future status of the asset, (3) the value of the asset or underlying collateral and (4) management's intent with respect to the asset. In quantifying the loss, if any, associated with individual loans, management utilizes external sources of information (i.e., appraisals, price opinions from real estate professionals, comparable sales data and internal estimates). In establishing specific allowances, management estimates the revenues expected to be generated from disposal of the Company's collateral or owned property, less construction and renovation costs (if any), holding costs and transaction costs. For tract construction and land development, the resulting projected cash flows are discounted utilizing a market rate of return to determine their value.

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

     The table below sets forth the general and specific allowance for estimated credit losses for the Company's loan portfolio as of June 30, 2000.

                                                           LOANS
                                                  ------------------------
                                                  PERFORMING    DELINQUENT      TOTAL
                                                  ----------    ----------    ----------
                                                          (DOLLARS IN THOUSANDS)
Specific allowances.............................  $    1,181     $ 1,056      $    2,237
General allowances..............................      19,521       5,331          24,852
                                                  ----------     -------      ----------
          Total.................................  $   20,702     $ 6,387      $   27,089
                                                  ==========     =======      ==========
Percentages:
  Total allowance for estimated credit losses to
     loans receivable before allowance for
     credit losses..............................        1.37%      13.19%           1.74%
  Total general allowances for estimated credit
     losses to loans receivable, net of specific
     reserves...................................        1.29%      11.26%           1.60%
Loans receivable before allowance for credit
  losses........................................  $1,510,293     $48,409      $1,558,702
Loans receivable net of specific reserves.......   1,509,112      47,353       1,556,465

     The table below summarizes the activity of the Company's allowance for estimated credit losses for the periods indicated.

                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                    JUNE 30,                    JUNE 30,
                                            ------------------------    ------------------------
                                               2000          1999          2000          1999
                                            ----------    ----------    ----------    ----------
                                                           (DOLLARS IN THOUSANDS)
Average loans outstanding.................  $1,519,760    $1,392,736    $1,504,938    $1,373,666
                                            ==========    ==========    ==========    ==========
Total allowance for estimated credit
  losses at beginning of period...........  $   25,731    $   19,958    $   24,285    $   17,111
Provision for estimated credit losses.....       1,500         2,500         3,000         5,500
Charge-offs:
  Single family...........................         (51)       (1,623)         (158)       (1,776)
Income property:
  Commercial..............................          --          (512)           --          (512)
Single family construction:
  Tract...................................        (147)           --          (147)           --
Other.....................................         (15)           --           (15)           --
Recoveries:
  Other...................................          71            --           124            --
                                            ----------    ----------    ----------    ----------
Net charge-offs...........................        (142)       (2,135)         (196)       (2,288)
                                            ----------    ----------    ----------    ----------
          Total allowance for estimated
            credit losses at end of
            period........................  $   27,089    $   20,323    $   27,089    $   20,323
                                            ==========    ==========    ==========    ==========
Annualized ratio of charge-offs to average
  loans outstanding during the period.....        0.04%         0.61%         0.03%         0.33%
Real estate owned:
          Total allowance for estimated
            losses at beginning of
            period........................  $        4    $       90    $       29    $       45
Provision for estimated losses............          --            35            --            80
Charge-offs...............................          (4)          (87)          (29)          (87)
                                            ----------    ----------    ----------    ----------
          Total allowance for estimated
            losses at end of period.......  $       --    $       38    $       --    $       38
                                            ==========    ==========    ==========    ==========

     The table below summarizes the allocation of the Company's allowance for estimated credit losses for each principal loan portfolio segment.

                                                   JUNE 30, 2000              DECEMBER 31, 1999
                                             -------------------------    -------------------------
                                                          PERCENT OF                   PERCENT OF
                                                         RESERVES TO                  RESERVES TO
                                                        TOTAL LOANS(1)               TOTAL LOANS(1)
                                             BALANCE     BY CATEGORY      BALANCE     BY CATEGORY
                                             -------    --------------    -------    --------------
                                                             (DOLLARS IN THOUSANDS)
Single family residential..................  $ 6,432         0.81%        $ 7,095         1.04%
Income property:
  Multi-family.............................      743         0.32%            646         0.29%
  Commercial...............................    5,437         2.70%          6,738         3.23%
  Development..............................    4,615         2.93%          2,067         1.40%
Land.......................................    2,384         4.55%          1,470         2.49%
Single family construction:
  Single family residence..................    2,226         1.01%          3,946         1.44%
  Tract....................................      983         9.14%            855         3.55%
Other......................................      873         2.09%            480         1.04%
Unallocated................................    3,396          n/a             988          n/a
                                             -------                      -------
                                             $27,089         1.58%        $24,285         1.46%
                                             =======                      =======

---------------
(1) Percent of allowance for estimated credit losses to gross loan commitments, which exclude the undisbursed portion of such commitments. The change in the percentage of reserves to total loans by category is a result of different levels of classified assets within each category.

     Unallocated reserves are established based on management's judgment in order to appropriately reflect the presence of indicators of inherent losses that are not fully reflected in the historical loss information and analysis used in the development of allocated reserves. The factors considered in establishing the unallocated reserve include: nonperforming, charge-off, delinquency and portfolio growth and concentration trends and the likely impact of known changes in the economy or other events that may affect loss performance. The unallocated reserves are reviewed periodically to determine whether they are at a level that management believes are adequate.

     Based on the $24.4 million increase in delinquent loans, from $24.0 million at December 31, 1999 to $48.4 million at June 30, 2000, and other factors discussed elsewhere herein, management believes that the unallocated reserve of $3.4 million as of June 30, 2000 is appropriate.

REAL ESTATE OWNED

     Real estate acquired in satisfaction of loans is transferred from loans to properties at the lower of the carrying values or the estimated fair values, less any estimated disposal costs. The difference between the fair value of the real estate collateral and the loan balance at the time of transfer is recorded as a loan charge-off. Any subsequent declines in the fair value of the properties after the date of transfer are recorded through a write-down of the asset.

     The table below summarizes the composition of the Company's real estate owned properties for the dates indicated.

                                                         JUNE 30,    DECEMBER 31,
                                                           2000          1999
                                                         --------    ------------
                                                          (DOLLARS IN THOUSANDS)
Single family(1).......................................   $  946        $1,218
Income property:
  Commercial(2)........................................    4,388         4,398
                                                          ------        ------
Gross investment(3)....................................    5,334         5,616
Less allowance for estimated losses....................       --            29
                                                          ------        ------
Real estate owned, net.................................   $5,334        $5,587
                                                          ======        ======

---------------
(1) As of June 30, 2000, the Company holds six properties.

(2) In December 1999, the Bank acquired 18 lots of a tract development in La Quinta, California with a carrying value of $4.4 million.

(3) Fair value of collateral at foreclosure, plus post-foreclosure capitalized costs.

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

                                        JUNE 30, 2000               DECEMBER 31, 1999
                                  --------------------------    --------------------------
                                   BALANCE      WAIR    WARM     BALANCE      WAIR    WARM
                                  ----------    ----    ----    ----------    ----    ----
                                                   (DOLLARS IN THOUSANDS)
Noninterest-bearing checking....  $   30,877     --      --     $   28,838     --      --
Checking/NOW....................      41,487    2.16%    --         40,563    2.17%    --
Passbook........................      24,250    1.65%    --         23,568    1.41%    --
Money market....................     164,887    4.85%    --        155,537    4.45%    --
Certificates of deposit:
  7 day maturities..............      27,207    4.06%    --         30,631    4.08%    --
  Less than 6 months............      20,991    4.86%     1         42,082    4.78%     2
  6 months to 1 year............     149,035    5.97%     3        147,407    5.24%     3
  1 year to 2 years.............     679,478    6.04%     7        584,488    5.46%     8
  Greater than 2 years..........      28,835    5.32%    10         33,521    5.31%    12
                                  ----------                    ----------
                                  $1,167,047    5.39%     5     $1,086,635    4.86%     5
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

                                                          JUNE 30, 2000        DECEMBER 31, 1999
                                                        -----------------      -----------------
                    ORIGINAL TERM                       PRINCIPAL    RATE      PRINCIPAL    RATE
                    -------------                       ---------    ----      ---------    ----
                                                                 (DOLLARS IN THOUSANDS)
24 Months.............................................  $ 25,000     6.59%     $     --       --
36 Months.............................................   100,000     6.73%           --       --
60 Months.............................................   135,000     5.92%      300,000     5.30%
120 Months............................................    99,000     5.19%       49,000     4.36%
                                                        --------               --------
                                                        $359,000     5.99%(1)  $349,000     5.16%(1)
                                                        ========               ========

---------------
(1) Weighted average interest rate.

     The weighted average remaining term of the Company's FHLB advances was 4 years and 11 months and 4 years and 6 months as of June 30, 2000 and December 31, 1999, respectively. All of the Company's FHLB advances outstanding at June 30, 2000, with the exception of one, contain options which allow the FHLB to call the advances prior to maturity, subject to an initial non-callable period of one-to-three years from origination.

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

STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL

     The Company's capital consists of common stockholders' equity, which at June 30, 2000 amounted to $98.2 million and which equaled 5.85% of the Company's total assets.

     As indicated in the table below, the Bank's capital levels exceeded minimum regulatory capital requirements.

                                    TANGIBLE CAPITAL       CORE CAPITAL       RISK-BASED CAPITAL
                                   ------------------    -----------------    -------------------
                                    BALANCE       %       BALANCE      %       BALANCE        %
                                   ----------    ----    ----------   ----    ----------    -----
                                                       (DOLLARS IN THOUSANDS)
Stockholders' equity.............  $  134,350            $  134,350           $  134,350
Adjustments:
  General reserves...............          --                    --               15,121
  Other(1).......................          --                    --               (5,565)
                                   ----------    ----    ----------   ----    ----------    -----
Regulatory capital...............     134,350    8.01%      134,350   8.01%      143,906    11.99%
Required minimum.................      25,145    1.50        67,054   4.00        96,001     8.00
                                   ----------    ----    ----------   ----    ----------    -----
Excess capital...................  $  109,205    6.51%   $   67,296   4.01%   $   47,905     3.99%
                                   ==========    ====    ==========   ====    ==========    =====
Adjusted assets(2)...............  $1,676,356            $1,676,356           $1,200,012
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

     As of June 30, 2000, the Bank is categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events subsequent to June 30, 2000 that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios and the capital amounts and ratios required in order for an institution to be "well capitalized" and "adequately" capitalized are presented in the table below.

                                                                                           MINIMUM TO BE WELL
                                                                                           CAPITALIZED UNDER
                                                                            MINIMUM              PROMPT
                                                                            CAPITAL        CORRECTIVE ACTION
                                                         ACTUAL           REQUIREMENT          PROVISIONS
                                                    -----------------   ----------------   ------------------
                                                     AMOUNT    RATIOS   AMOUNT    RATIOS    AMOUNT     RATIOS
                                                    --------   ------   -------   ------   --------    ------
                                                                     (DOLLARS IN THOUSANDS)
As of June 30, 2000
  Total Capital (to Risk Weighted Assets).........  $143,906   11.99%   $96,001    8.00%   $120,001    10.00%
  Core Capital (to Adjusted Tangible Assets)......   134,350    8.01%    67,054    4.00%     83,818     5.00%
  Tangible Capital (to Adjusted Tangible
    Assets).......................................   134,350    8.01%    25,145    1.50%        N/A      N/A
  Tier 1 Capital (to Risk Weighted Assets)........   134,350   11.20%       N/A     N/A      72,001     6.00%
As of December 31, 1999
  Total Capital (to Risk Weighted Assets).........  $139,815   12.50%   $89,468    8.00%   $111,835    10.00%
  Core Capital (to Adjusted Tangible Assets)......   127,160    8.05%    63,174    4.00%     78,967     5.00%
  Tangible Capital (to Adjusted Tangible
    Assets).......................................   127,160    8.05%    23,690    1.50%        N/A      N/A
  Tier 1 Capital (to Risk Weighted Assets)........   127,160   11.37%       N/A     N/A      67,101     6.00%

     The OTS has authority, after an opportunity for a hearing, to downgrade an institution from "well capitalized" to "adequately capitalized" or to subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower category, if the OTS deems such action to be appropriate as a result of supervisory concerns.

CAPITAL RESOURCES AND LIQUIDITY

     Hawthorne Financial Corporation maintained cash and cash equivalents of $2.9 million at June 30, 2000. Hawthorne Financial Corporation has no other significant assets beyond its investment in the Bank. From time-to-time, the Company is dependent upon the Bank for dividends in order to make future semiannual interest payments. The ability of the Bank to provide dividends to Hawthorne Financial Corporation is governed by applicable regulations of the OTS. The Company made its June 2000 semiannual interest payment on its 1997 Senior Notes. Based upon these regulations, the Bank's supervisory rating, and the Bank's current and projected earnings rate, management fully expects the Bank to maintain the ability to provide dividends to Hawthorne Financial Corporation, as necessary, for the payment of interest on the Company's 1997 Senior Notes. In April 2000, Hawthorne Financial Corporation received a dividend of $1.5 million to fund the stock repurchase as disclosed previously herein. In July 2000, the Company authorized the repurchase of up to an additional 5% of its common stock, or approximately 264,000 shares. This is in addition to the 5% repurchase authorization announced in March 2000, for approximately 277,000 shares. As of August 11, 2000, the Company has repurchased 282,500 shares at an average price per share of $8.09.

     The Company's liquidity position refers to the extent to which the Company's funding sources are sufficient to meet its current and long-term cash requirements. Federal regulations currently require a savings association to maintain a monthly average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances, and specified United States Government, state or federal agency obligations) equal to 4.0% of the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar quarter. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4.00% to 10.00% of such accounts and borrowings depending upon economic conditions and the deposit flows of member associations. Monetary penalties may be imposed for failure to meet this liquidity ratio requirement. The Company's liquidity for the calculation period ended June 30, 2000 was 6.54%, which exceeded the applicable minimum requirements.

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

     The table below sets forth information concerning repricing opportunities for the Company's interest-earning assets and interest-bearing liabilities as of June 30, 2000. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual maturities, except that adjustable-rate products are included in the period in which they are first scheduled to adjust and not in the period in which they mature. Such assets and liabilities are classified by the earlier of maturity or repricing date.

                                                             JUNE 30, 2000
                                ------------------------------------------------------------------------
                                             OVER THREE   OVER SIX     OVER ONE
                                  THREE       THROUGH      THROUGH       YEAR        OVER
                                  MONTHS        SIX        TWELVE      THROUGH       FIVE
                                 OR LESS       MONTHS      MONTHS     FIVE YEARS    YEARS       TOTAL
                                ----------   ----------   ---------   ----------   --------   ----------
                                                         (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Cash and cash
     equivalents(1)...........  $   83,025    $     --    $      --   $      --    $     --   $   83,025
  Investments and FHLB
     stock....................      20,105          --           --          --          --       20,105
  Loans(2)....................     981,006     393,524       34,370      28,496     120,314    1,557,710
                                ----------    --------    ---------   ---------    --------   ----------
          Total
            interest-earning
            assets............  $1,084,136    $393,524    $  34,370   $  28,496    $120,314   $1,660,840
                                ==========    ========    =========   =========    ========   ==========
Interest-bearing liabilities:
  Deposits:
     Non-certificates of
       deposit................  $  230,624    $     --    $      --   $      --    $     --   $  230,624
     Certificates of
       deposit................     215,188     239,213      350,243     100,902          --      905,546
  FHLB advances...............          --      30,000      125,000     204,000          --      359,000
  Senior notes................          --          --           --      40,000          --       40,000
                                ----------    --------    ---------   ---------    --------   ----------
          Total
            interest-bearing
            liabilities.......  $  445,812    $269,213    $ 475,243   $ 344,902    $     --   $1,535,170
                                ==========    ========    =========   =========    ========   ==========
  Interest rate sensitivity
     gap......................  $  638,324    $124,311    $(440,873)  $(316,406)   $120,314   $  125,670
  Cumulative interest rate
     sensitivity gap..........     638,324     762,635      321,762       5,356     125,670      125,670
  Cumulative interest rate
     sensitivity gap as a
     percentage of total
     interest-earning
     assets...................        38.4%       45.9%        19.4%        0.3%        7.6%         7.6%

---------------
(1) Excludes noninterest earning cash balances.

(2) Loans include $36.0 million of nonaccrual loans, and are exclusive of deferred fees and loan loss reserves.

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

     At June 30, 2000, based on the Company's internally generated model, it was estimated that the Company's NPV ratio was 7.95% in the event of a 200 basis point increase in rates, a decrease of 13.59% from basecase of 9.20%. If rates were to decrease by 200 basis points, the Company's NPV ratio was estimated at 10.10%, an increase of 9.78% from basecase.

     Presented below, as of June 30, 2000, is an analysis of the Company's IRR as measured in the NPV for instantaneous and sustained parallel shifts of 100, 200, and 300 basis point increments in market interest rates.

                                            NET PORTFOLIO VALUE
                                         -------------------------
                CHANGE                               $ CHANGE FROM     NPV     CHANGE FROM
               IN RATES                  $ AMOUNT      BASECASE       RATIO     BASECASE
               --------                  --------    -------------    -----    -----------
                                                      (DOLLARS IN THOUSANDS)
+300 bp................................  $110,024       (46,096)       6.75%     -245 bp
+200 bp................................   131,755       (24,365)       7.95%     -125 bp
+100 bp................................   146,263        (9,857)       8.71%      -49 bp
basecase...............................   156,120                      9.20%
-100 bp................................   162,566         6,446        9.48%      +28 bp
-200 bp................................   176,368        20,248       10.10%      +90 bp
-300 bp................................   192,539        36,419       10.80%     +160 bp

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

     On a quarterly basis, the results of the internally generated model are reconciled to the results of the OTS model. Historically the OTS has valued the NPV higher, but the changes in NPV as a result of the rate increases and decreases are directionally consistent between the two models. The difference between the two models resides in the prepayment assumptions, the ability of the Company to analyze each individual rate index in a changing environment, and the ability of the Company's model to include caps and floors on loans in the rate shock analyses.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On June 28, 2000, the California Supreme Court denied the Bank's petition for review of the Court of Appeals' decision affirming in part and reversing in part the judgment in the Takaki vs. Hawthorne Savings and Loan Association matter previously disclosed by the Bank. The Bank had previously accrued the full amount of the judgment, including post judgment interest through April 2000, and no material additional accruals were required during the second quarter as a result of the Supreme Court's action and payment of the judgment.

     The Company is involved in a variety of other litigation matters in the ordinary course of its business, as discussed in the Annual Report on Form 10-K for the year ended December 31, 1999. Management does not presently believe that any of the existing litigative matters are likely to have a material adverse impact on the Company's financial condition or results of operation.


ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of the Company was held on May 20, 2000. At the Annual Meeting the following seven nominees were elected until the 2001 Annual Meeting of Stockholders and their successors have been duly elected and qualified as directors.

                                                           NUMBER OF SHARES
                                                         ---------------------
                       DIRECTOR                             FOR       WITHHELD
                       --------                          ---------    --------
Marilyn Garton Amato...................................  4,630,614    194,748
Gary W. Brummett.......................................  4,645,076    180,286
Timothy R. Chrisman....................................  4,642,787    182,575
Simone Lagomarsino.....................................  4,639,755    185,607
Anthony W. Liberati....................................  4,643,476    181,886
Harry F. Radcliffe.....................................  4,643,576    181,786
Howard E. Ritt.........................................  4,642,927    182,435

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     1. Reports on Form 8-K

     No current reports on Form 8-K were filed for the six months ended June 30, 2000

     2. Other required exhibits:

       Exhibit 10.1 -- Deferred Compensation Loan Agreement between Company and
                       Karen Abajian*
       Exhibit 10.2 -- Form of Change in Control Employment Agreement*
       Exhibit 10.3 -- Form of Change in Control Employment Agreement between
                       Company and Simone Lagomarsino*
       Exhibit 27.1 -- Financial Data Schedule


* Denotes management compensation agreement.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HAWTHORNE FINANCIAL CORPORATION

Dated August 14, 2000                           /s/ SIMONE LAGOMARSINO
                                          --------------------------------------
                                                    Simone Lagomarsino
                                          President and Chief Executive Officer

Dated August 14, 2000                            /s/ KAREN C. ABAJIAN
                                          --------------------------------------
                                                     Karen C. Abajian
                                            Executive Vice President and Chief
                                                    Financial Officer