Form 10-Q
period 2000-09-30
HAWTHORNE FINANCIAL CORP
filed 2000-11-14
CIK 46267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2000

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________ .
Commission File Number 0-1100

HAWTHORNE FINANCIAL CORPORATION
 (Exact Name of Registrant as Specified in its Charter)

Delaware	95-2085671
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2381 Rosecrans Avenue, El Segundo, CA	90245
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (310) 725-5000

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

      Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: The Registrant had 5,191,395 shares of Common Stock, $0.01 par value per share outstanding, as of October 31, 2000.

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

FORM 10-Q INDEX
For the quarter ended September 30, 2000

FORWARD-LOOKING STATEMENTS

      When used in this Form 10-Q or future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers that all forward-looking statements are necessarily speculative and not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various risks and uncertainties, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, competitive and regulatory factors and the outcome of pending litigation, could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected. The risks highlighted herein should not be assumed to be the only things that could affect future performance of the Company.

      The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

i

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
(Dollars in thousands)	2000	1999

	(unaudited)
Assets:

Cash and cash equivalents	$153,121	$86,722

Loans receivable (net of allowance for estimated credit losses of $28,613 in 2000 and $24,285 in 1999)	1,546,621	1,444,968

Real estate owned, net	5,308	5,587

Investment in capital stock of Federal Home Loan Bank, at cost	20,422	22,236

Accrued interest receivable	10,935	9,250

Office property and equipment at cost, net	4,866	5,939

Deferred tax asset, net	3,384	2,203

Other assets	4,547	4,248

Total assets	$1,749,204	$1,581,153

Liabilities and Stockholders’ Equity:

Liabilities:

Deposits	$1,234,165	$1,086,635

FHLB advances	359,000	349,000

Senior notes	40,000	40,000

Accounts payable and other liabilities	13,801	13,214

Total liabilities	1,646,966	1,488,849

Stockholders’ equity:

Preferred stock — $0.01 par value; authorized 10,000,000 shares; no shares outstanding	—	—

Common stock — $0.01 par value; authorized 20,000,000 shares; issued and outstanding 5,559,301 shares in 2000 and 5,331,301 shares in 1999	55	53

Capital in excess of par value — common stock	42,057	40,981

Retained earnings	62,578	51,318

	104,690	92,352

Less:

Treasury stock, at cost — 297,906 shares in 2000 and 5,400 shares in 1999	(2,452)	(48)

Total stockholders’ equity	102,238	92,304

Total liabilities and stockholders’ equity	$1,749,204	$1,581,153

See accompanying Notes to Consolidated Financial Statements

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In thousands, except per share data)	2000	1999	2000	1999

Interest revenues:

Loans	$36,712	$32,745	$104,310	$94,957

Investments	2,478	1,786	5,691	4,268

Total interest revenues	39,190	34,531	110,001	99,225

Interest costs:

Deposits	17,067	12,818	45,934	37,880

FHLB advances	5,495	4,714	14,687	13,011

Senior notes	1,250	1,250	3,750	3,750

Total interest costs	23,812	18,782	64,371	54,641

Net interest income	15,378	15,749	45,630	44,584

Provision for credit losses	1,500	3,500	4,500	9,000

Net interest income after provision for credit losses	13,878	12,249	41,130	35,584

Noninterest revenues:

Loan related and other	2,633	1,933	6,140	5,617

Deposit fees	332	112	719	323

Total noninterest revenues	2,965	2,045	6,859	5,940

(Loss)/income from real estate operations, net	(537)	3	(686)	420

Noninterest expenses:

General and administrative expenses:

Employee	4,460	3,205	12,865	10,884

Operating	1,563	1,581	4,605	4,719

Occupancy	940	967	2,800	2,946

Professional	998	793	3,104	1,957

Technology	485	459	1,443	1,537

SAIF premiums and OTS assessments	226	310	665	922

Total general and administrative expenses	8,672	7,315	25,482	22,965

Other non-operating expense	117	622	2,141	1,622

Total noninterest expenses	8,789	7,937	27,623	24,587

Income before income taxes	7,517	6,360	19,680	17,357

Income tax provision	3,233	2,686	8,420	7,285

Net income	$4,284	$3,674	$11,260	$10,072

Basic earnings per share (Note 3)	$0.81	$0.69	$2.11	$1.91

Diluted earnings per share (Note 3)	$0.58	$0.48	$1.53	$1.30

Weighted average basic shares outstanding (Note 3)	5,273	5,312	5,340	5,275

Weighted average diluted shares outstanding (Note 3)	7,390	7,714	7,349	7,722

See accompanying Notes to Consolidated Financial Statements

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Comprehensive
	Balance at	Exercised	Income		Balance at
	December 31,	Stock	Net	Treasury	September 30,
(In thousands)	1999	Options	Income	Stock	2000

					(Unaudited)

Number of common shares	5,331	228	—	—	5,559

Treasury stock	(5)	—	—	(293)	(298)

Total shares outstanding	5,326	228	—	(293)	5,261

Common stock	$53	$2	$—	$—	$55

Capital in excess of par value, common stock	40,981	1,076	—	—	42,057

Retained earnings	51,318	—	11,260	—	62,578

Treasury stock	(48)	—	—	(2,404)	(2,452)

Total stockholders’ equity	$92,304	$1,078	$11,260	$(2,404)	$102,238

See accompanying Notes to Consolidated Financial Statements

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,

(Dollars in thousands)	2000	1999

Cash Flows from Operating Activities:

Net income	$11,260	$10,072

Adjustments:

Deferred income tax (benefit)/provision	(1,181)	3,052

Provision for credit losses on loans	4,500	9,000

Charge-off/(recovery) for estimated losses on real estate owned	476	(677)

Net gain from sale of real estate owned	(8)	(7)

Loan fee and discount accretion	(1,956)	(4,409)

Depreciation and amortization	1,697	2,016

FHLB dividends	(1,168)	(665)

Increase in accrued interest receivable	(1,685)	(865)

Increase in other assets	(299)	(70)

Increase in accounts payable and other liabilities	587	5,076

Net cash provided by operating activities	12,223	22,523

Cash Flows from Investing Activities:

Loans:

New loans funded	(361,825)	(282,642)

Construction disbursements	(193,262)	(266,625)

Payoffs	418,820	414,481

Sales proceeds	10,000	3,000

Principal payments	19,970	19,051

Other, net	1,324	(5,670)

Real estate owned, net:

Sales proceeds	768	9,858

Capitalized costs	(50)	(105)

Purchase of FHLB stock	(630)	(6,482)

Redemption of FHLB stock	3,612

Office property and equipment:

Sale proceeds	50	60

Additions	(805)	(1,421)

Net cash used in investing activities	(102,028)	(116,495)

Cash Flows from Financing Activities:

Deposit activity, net	147,530	74,042

Net increase in FHLB advances	10,000	95,000

Net proceeds from exercise of stock options and warrants	1,078	698

Treasury stock	(2,404)	—

Net cash provided by financing activities	156,204	169,740

Net increase in cash and cash equivalents	66,399	75,768

Cash and cash equivalents, beginning of period	86,722	45,449

Cash and cash equivalents, end of period	$153,121	$121,217

Supplemental Cash Flow Information:

Cash paid during the period for:

Interest	$63,077	$50,058

Income taxes	8,500	4,233

Non-cash investing and financing activities:

Real estate acquired in settlement of loans	1,069	7,563

Loans originated to finance sales of real estate owned	—	1,500

Loans originated to refinance existing bank loans	22,242	33,385

See accompanying Notes to Consolidated Financial Statements

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Accounting Policies

      The consolidated financial statements include the accounts of Hawthorne Financial Corporation and its wholly-owned subsidiary, Hawthorne Savings, F.S.B. (“Bank”), which are collectively referred to herein as the “Company.” All significant intercompany transactions and accounts have been eliminated in consolidation.

      In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2000 and December 31, 1999, and the results of its operations and its cash flows for the three and nine months ended September 30, 2000 and 1999. Operating results for the three and nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2000.

      Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

New Accounting Pronouncements

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements on Selected Issues, effective December 2000. Management does not believe that there will be a material impact on the financial position or results of operations of the Company from adoption of this bulletin.

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities and redefining interest rate risk to reduce sources of ineffectiveness. The Company will adopt SFAS No. 133 and the corresponding amendments under SFAS No. 138 on January 1, 2001. Management does not believe that there will be a material impact on the financial position or results of operations of the Company from adoption of this statement.

      In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” which is effective for financial statements for periods beginning after December 15, 2000. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral, and requires certain disclosures. Management does not believe that there will be a material impact on the financial position or results of operations of the Company from adoption of this statement.

Note 2 — Reclassification

      Certain amounts in the 1999 consolidated financial statements have been reclassified to conform with classifications in 2000.

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Book Value and Earnings Per Share

      The table below sets forth the Company’s earnings per share calculations for the three and nine months ended September 30, 2000 and 1999. In the table below, “Warrants” refer to the Warrants issued by the Company in December 1995, which are currently exercisable and which expire December 11, 2005, and “Options” refer to stock options previously granted to employees of the Company and which were outstanding at each measurement date.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In thousands, except per share data)	2000	1999	2000	1999

Average shares outstanding
Basic	5,273	5,312	5,340	5,275

Warrants	2,486	2,492	2,486	2,499

Options(1)	456	462	316	519
Less Treasury shares(2)	(825)	(552)	(793)	(571)

Diluted	7,390	7,714	7,349	7,722

Net income for the period	$4,284	$3,674	$11,260	$10,072

Basic earnings per share	$0.81	$0.69	$2.11	$1.91

Diluted earnings per share	$0.58	$0.48	$1.53	$1.30

	September 30,

	2000	1999

Period-end shares outstanding
Basic	5,261	5,323

Warrants	2,486	2,486

Options(3)	441	405

Less Treasury shares(2)	(722)	(537)

Diluted	7,466	7,677

Stockholders’ equity	$102,238	$92,162

Basic book value per share	$19.43	$17.31

Diluted book value per share	$13.69	$12.00

(1)	Excludes 160,000 and 340,000 options outstanding for the three months ended September 30, 2000 and September 30, 1999, respectively, for which the exercise price exceeded the average market price of the Company’s common stock during the periods. Excludes 175,000 and 340,000 options outstanding for the nine months ended September 30, 2000 and September 30, 1999, for which the exercise price exceeded the average market price of the Company’s common stock during the period.

(2)	Under the Diluted Method, it is assumed that the Company will use proceeds from the proforma exercise of the Warrants and Options to acquire actual shares currently outstanding, thus increasing Treasury shares. In this calculation, Treasury shares were assumed to be repurchased at the average closing stock price for the respective period.

(3)	Excludes 160,000 options and 365,000 options outstanding at September 30, 2000 and September 30, 1999, respectively, for which the exercise price exceeded the average market price of the Company’s common stock at period-end.

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4 — Commitments and Contingencies

      On September 18, 2000, the Los Angeles Superior Court entered an order dismissing without prejudice the case entitled Stonewater Terrace HOA v. Hawthorne Savings and Loan Association, et al., a construction defect case in which the Bank was a defendant. Plaintiffs had sought damages in an unspecified amount, plus punitive damages. There can be no assurances that the Stonewater Terrace HOA plaintiffs will not try to reinstate this case against the Bank, although the Bank will vigorously oppose any attempts to do so.

      The Company is involved in a variety of other litigation in the ordinary course of its business, including those discussed in the Annual Report on Form 10-K for the year ended December 31, 1999. Management does not presently believe that any of the existing litigation is likely to have a material adverse impact on the Company’s financial condition or results of operation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

      The Company originates real estate-secured loans throughout Southern California. These loans generally consist of (1) permanent loans collateralized by single family (one to four unit) residential property, (2) permanent and construction loans secured by multi-family residential and commercial real estate, (3) construction loans of single family residential homes and (4) the acquisition and development of land for the construction of such homes. The Company funds its loans predominately with retail deposits and, to a lesser extent, with advances from the Federal Home Loan Bank of San Francisco (“FHLB”).

RESULTS OF OPERATIONS

      Net income for the three and nine months ended September 30, 2000, was $4.3 million, or $0.58 per diluted share, and $11.3 million, or $1.53 per diluted share, respectively, compared with $3.7 million, or $0.48 per diluted share, and $10.1 million, or $1.30 per diluted share, respectively, for the three and nine months ended September 30, 1999. This net income resulted in an annualized return on average assets (“ROA”) of 0.99% and 0.91%, respectively, and an annualized return on average equity (“ROE”) of 17.29% and 15.56%, respectively, for the three and nine months ended September 30, 2000, compared with an annualized ROA of 0.93% and 0.88%, respectively, and an annualized ROE of 16.41% and 15.62%, respectively, for the three and nine months ended September 30, 1999. Pretax income increased 18.19% and 13.38%, for the three and nine months ended September 30, 2000, respectively, to $7.5 million and $19.7 million from $6.4 million and $17.4 million generated during the same periods in 1999.

      The Company’s net interest income before provision for credit losses decreased 2.36% to $15.4 million and increased 2.35% to $45.6 million during the three and nine months ended September 30, 2000, respectively, compared to $15.7 million and $44.6 million for the three and nine months ended September 30, 1999, respectively. The Company’s yield on average earning assets was 9.12% and 8.93% for the three and nine months ended September 30, 2000, respectively, compared to 8.76% and 8.75% during the same periods in 1999. The average cost of funds for the Company increased to 6.01% and 5.71% during the three and nine months ended September 30, 2000, respectively, compared to 5.11% and 5.22% for the three and nine months ended September 30, 1999, respectively. The Company’s resulting net interest margin for the three and nine months ended September 30, 2000, was 3.58% and 3.70%, respectively, compared to 4.00% and 3.93% during the same periods in 1999. The compression in the net interest margin is the result of the inverted yield curve environment in which short term rates are higher than long term rates. In turn, adjustable rate assets are repricing off of the lower, long term rates, while interest-bearing liabilities are pricing off of the higher short term rates.

      Provisions for credit losses totaled $4.5 million and $9.0 million for the nine months ended September 30, 2000, and September 30, 1999, respectively. At September 30, 2000, the ratio of total allowance for estimated credit losses to net loans reached 1.82%, compared to 1.65% at December 31, 1999, and 1.56% at September 30, 1999.

      Noninterest revenues were $3.0 million and $6.9 million for the three and nine months ended September 30, 2000, respectively, compared to noninterest revenues of $2.0 million and $5.9 million earned during the three and nine months ended September 30, 1999, respectively. In September 2000, the Bank was granted $1.2 million from the United States Treasury Department’s Bank Enterprise Award program, for its community involvement and the financing of affordable housing and other community projects in under-served neighborhoods. The Bank is one of 158 depository institutions that received awards in 2000. In addition, the Bank’s service fees on deposits increased 196.43% and 122.60% during the three and nine months ended September 30, 2000, respectively, primarily due to a new fee schedule rolled out in July.

      Losses from real estate operations, net, were $0.5 million and $0.7 million for the three and nine months ended September 30, 2000, respectively, compared to income of $0.0 million and $0.4 million for the three and nine months ended September 30, 1999, respectively. The loss from real estate operations resulted primarily from a $0.5 million write-down of one property versus higher net recoveries during 1999.

      Total general and administrative expenses (“G&A”) were $8.7 million and $25.5 million for the three and nine months ended September 30, 2000, respectively, an 18.55% and 10.96% increase over the $7.3 million and $23.0 million of G&A incurred during the same periods in 1999. The increase in G&A for 2000 was primarily in employee expenses and professional fees. The increase in G&A had a negative impact on the Company’s efficiency ratio (defined as total general and administrative expenses divided by net interest income before provision and noninterest revenues, excluding REO, net). The efficiency ratio for the nine months ended September 30, 2000, increased to 48.55% compared to 45.45% for the nine months ended September 30, 1999.

      Other non-operating expense totaled $2.1 million for the nine months ended September 30, 2000, a $0.5 million increase over the $1.6 million of other non-operating expense incurred during the same period of 1999. This increase is primarily in connection with $1.7 million for ongoing litigation and/or satisfaction of judgments against the Company.

      Nonaccrual loans totaled $23.7 million at September 30, 2000 (or 1.36% of total assets), compared with nonaccrual loans of $44.0 million (or 2.78% of total assets) at December 31, 1999. Other classified loans were $40.6 million at September 30, 2000, compared to $25.6 million at December 31, 1999. Delinquent loans totaled $45.2 million at September 30, 2000, compared to $24.0 million at December 31, 1999. Other real estate owned totaled $5.3 million at September 30, 2000, compared to $5.6 million at December 31, 1999. As of October 31, 2000, the Company held six properties totaling $3.0 million.

Income Taxes

      The Company’s effective tax rate was 42.78% and 41.97% during the first nine months of 2000 and 1999, respectively.

Parent Company Items

      The Company relies upon dividends from the Bank to service the semiannual interest payments of approximately $2.5 million each, due in June and December, on its Senior Notes, issued in December 1997.

      In July 2000, the Company authorized the repurchase of up to an additional 5% of its common stock, or approximately 264,000 shares. This is in addition to the 5% repurchase authorization announced in March 2000, for approximately 277,000 shares. As of October 31, 2000, the Company has repurchased 362,506 shares at an average price per share of $8.95 under the combined repurchase authorization.

Net Interest Income

      The following table sets forth the Company’s average balance sheets, and the related weighted average yields and costs on average interest-earning assets (inclusive of nonaccrual loans) and interest-bearing liabilities, for the three months ended September 30, 2000 and 1999. In the tables, interest revenues are net of interest associated with nonaccrual loans.

	Three Months Ended

	September 30, 2000			September 30, 1999

			Weighted			Weighted
	Average	Revenues/	Average	Average	Revenues/	Average
(Dollars in thousands)	Balance	Costs	Yield/Cost	Balance	Costs	Yield/Cost

Assets:

Interest-earning assets:

Loans receivable(1)	$1,567,426	$36,712	9.37%	$1,437,346	$32,745	9.11%

Cash and cash equivalents	130,360	2,161	6.63%	119,719	1,538	5.14%

Investment in capital stock of Federal Home Loan Bank	20,231	317	6.27%	19,282	248	5.14%

Total interest-earning assets	1,718,017	39,190	9.12%	1,576,347	34,531	8.76%

Noninterest-earning assets	8,222			11,648

Total assets	$1,726,239			$1,587,995

Liabilities and Stockholders’ Equity:

Interest-bearing liabilities:

Deposits	$1,176,759	17,067	5.77%	$1,058,051	12,818	4.81%

FHLB advances	359,000	5,495	5.99%	360,087	4,714	5.12%

Senior notes	40,000	1,250	12.50%	40,000	1,250	12.50%

Total interest-bearing liabilities	1,575,759	23,812	6.01%	1,458,138	18,782	5.11%

Noninterest-bearing checking	31,646			26,070

Noninterest-bearing liabilities	19,700			14,225

Stockholders’ equity	99,134			89,562

Total liabilities and stockholders’ equity	$1,726,239			$1,587,995

Net interest income		$15,378			$15,749

Interest rate spread			3.11%			3.65%

Net interest margin including senior notes			3.58%			4.00%

Net interest margin excluding senior notes			3.87%			4.31%

(1)	Includes the interest on nonaccrual and nonperforming loans only to the extent that it was paid and recognized as interest income.

      The following table sets forth the Company’s average balance sheets, and the related weighted average yields and costs on average interest-earning assets (inclusive of nonaccrual loans) and interest-bearing liabilities, for the nine months ended September 30, 2000 and 1999. In the tables, interest revenues are net of interest associated with nonaccrual loans.

	Nine Months Ended

	September 30, 2000			September 30, 1999

			Weighted			Weighted
	Average	Revenues/	Average	Average	Revenues/	Average
(Dollars in thousands)	Balance	Costs	Yield/Cost	Balance	Costs	Yield/Cost

Assets:

Interest-earning assets:

Loans receivable(1)	$1,525,919	$104,310	9.11%	$1,395,125	$94,957	9.08%

Cash and cash equivalents	96,357	4,524	6.26%	98,866	3,603	4.86%

Investment in capital stock of Federal Home Loan Bank	20,572	1,167	7.56%	17,369	665	5.10%

Total interest-earning assets	1,642,848	110,001	8.93%	1,511,360	99,225	8.75%

Noninterest-earning assets	10,749			12,123

Total assets	$1,653,597			$1,523,483

Liabilities and Stockholders’ Equity:

Interest-bearing liabilities:

Deposits	$1,122,858	45,934	5.46%	$1,024,197	37,880	4.94%

FHLB advances	342,675	14,687	5.63%	335,319	13,011	5.12%

Senior notes	40,000	3,750	12.50%	40,000	3,750	12.50%

Total interest-bearing liabilities	1,505,533	64,371	5.71%	1,399,516	54,641	5.22%

Noninterest-bearing checking	30,785			23,207

Noninterest-bearing liabilities	20,823			14,803

Stockholders’ equity	96,456			85,957

Total liabilities and stockholders’ equity	$1,653,597			$1,523,483

Net interest income		$45,630			$44,584

Interest rate spread			3.22%			3.53%

Net interest margin including senior notes			3.70%			3.93%

Net interest margin excluding senior notes			4.01%			4.26%

(1)	Includes the interest on nonaccrual and nonperforming loans only to the extent that it was paid and recognized as interest income.

      The operations of the Company are substantially dependent on its net interest income, which is the difference between the interest income earned from its interest-earning assets and the interest expense incurred on its interest-bearing liabilities. The Company’s net interest margin is its net interest income divided by its average interest-earning assets. Net interest income and net interest margin are affected by several factors, including (1) the level of, and the relationship between, the dollar amount of interest-earning assets and interest-bearing liabilities, (2) the relationship between the repricing or maturity of the Company’s adjustable rate and fixed rate loans and short-term investment securities and its deposits and borrowings, and (3) the magnitude of the Company’s noninterest-earning assets, including nonaccrual loans and real estate owned (“REO”).

      The Company’s net interest income before provision for credit losses decreased 2.36% to $15.4 million and rose 2.35% to $45.6 million during the three and nine months ended September 30, 2000, respectively, compared to $15.7 million and $44.6 million for the three and nine months ended September 30, 1999, respectively. The Company’s resulting net interest margin for the three and nine months ended September 30, 2000, was 3.58% and 3.70%, respectively, compared to 4.00% and 3.93% during the same periods in 1999. The compression in the net interest margin is the result of the inverted yield curve environment in which short term rates are higher than long term rates. In turn, adjustable rate assets are repricing off of the lower, long term rates, while interest-bearing liabilities are repricing off of the higher short term rates.

      The substantial majority of the Company’s earning assets (principally loans) are adjustable rate. The Company’s deposits are primarily comprised of term certificate accounts, which carry fixed interest rates and predominantly possess original terms ranging from six to twelve months. The Company’s borrowings, which are principally derived from the Federal Home Loan Bank of San Francisco (the “FHLB”), are for terms ranging from one to ten years (though such terms are subject to certain early call provisions) and carry both variable and fixed interest rates.

      As of September 30, 2000, 89.21% of the Company’s loans were adjustable rate, with 83.17% of such loans subject to repricing no less frequently than annually. The substantial majority of such loans are priced at a margin over various market sensitive indices, including the one year CMT, the one month CMT, the MTA, LIBOR and the Prime Rate. Based upon the recent rise in the effective yield of these indices, the Company expects that the yield on its loan portfolio will rise moderately over the coming months to fully incorporate the recent rise in market interest rates.

      At September 30, 2000, 77.17% of the Company’s interest-bearing deposits were comprised of certificate accounts, the majority of which have original terms ranging from seven to twelve months. The remaining, weighted average term to maturity for the Company’s certificate accounts approximated seven months at September 30, 2000. Generally, the Company’s offering rates for certificate accounts move directionally with the general level of short term interest rates, though the margin may vary due to competitive pressures. The Company expects that the cost of its certificate accounts will continue to rise in the coming months, as maturing and newly acquired accounts are priced at current, higher offering rates.

      As of September 30, 2000, 65.18% of the Company’s borrowings from the FHLB are fixed rate, with remaining terms ranging from one to ten years (though such remaining terms are subject to early call provisions). The remaining 34.82% of the borrowings carry an adjustable interest rate, with 80% of the adjustable borrowings tied to the Prime Rate, maturing in February 2003. The remaining 20% is tied to one month LIBOR, and matures in May 2002. Accordingly, the recent rise in market interest rates is expected to result in a gradual rise in the cost of the Company’s currently outstanding FHLB borrowings, and the cost of any newly acquired borrowings will reflect current market pricing.

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

	Three Months Ended September 30, 2000 and 1999
	Increase (Decrease) Due to Change In

			Rate and	Net
(Dollars in thousands)	Volume	Rate	Volume(1)	Change

Interest-earning assets:

Loans receivable(2)	$2,964	$920	$83	$3,967

Cash and cash equivalents	136	447	40	623

Investment in capital stock of Federal Home Loan Bank	12	54	3	69

	3,112	1,421	126	4,659

Interest-bearing liabilities:

Deposits	1,438	2,527	284	4,249

FHLB advances	(14)	798	(3)	781

	1,424	3,325	281	5,030

Change in net interest income	$1,688	$(1,904)	$(155)	$(371)

(1)	Calculated by multiplying change in rate by change in volume.

(2)	Includes the interest on nonaccrual and nonperforming loans only to the extent that it was paid and recognized as interest income.

      The Company’s interest revenues increased by $4.7 million, or 13.49%, during the three months ended September 30, 2000, as compared to the same period in 1999. This increase was primarily attributable to a 9.05% increase in the average balance of loans outstanding.

      Interest costs increased by $5.0 million, or 26.78%, during the three months ended September 30, 2000, as compared to the same period during 1999, primarily due to an 11.22% increase in the average balances of the Company’s interest-bearing deposits, in conjunction with an increase in the weighted average rates paid on the Company’s deposits and FHLB advances. The cost of interest-bearing liabilities averaged 6.01% during the three months ended September 30, 2000, as compared with 5.11% during the same quarter of 1999.

      These changes in interest revenues and interest costs produced a decrease of $0.4 million, or 2.36%, in the Company’s net interest income during the three months ended September 30, 2000, as compared with the same quarter during 1999. Expressed as a percentage of average interest-earning assets, the Company’s net interest margin decreased to 3.58% during the three months ended September 30, 2000, as compared with the net interest margin of 4.00% produced during the same period of 1999.

	Nine Months Ended September 30, 2000 and 1999
	Increase (Decrease) Due to Change In

			Rate and	Net
(Dollars in thousands)	Volume	Rate	Volume(1)	Change

Interest-earning assets:

Loans receivable(2)	$8,902	$412	$39	$9,353

Cash and cash equivalents	(92)	1,039	(26)	921

Investment in capital stock of Federal Home Loan Bank	123	320	59	502

	8,933	1,771	72	10,776

Interest-bearing liabilities:

Deposits	3,649	4,018	387	8,054

FHLB advances	285	1,361	30	1,676

	3,934	5,379	417	9,730

Change in net interest income	$4,999	$(3,608)	$(345)	$1,046

(1)	Calculated by multiplying change in rate by change in volume.

(2)	Includes the interest on nonaccrual and nonperforming loans only to the extent that it was paid and recognized as interest income.

      The Company’s interest revenues increased by $10.8 million, or 10.86%, during the nine months ended September 30, 2000, as compared to the same period in 1999. This increase was primarily attributable to a 9.38% increase in the average balance of loans outstanding. The increase in the loan portfolio yield reflected increased competitive rate pressures in the market place and a change in the portfolio mix, as reflected in the loan portfolio table contained herein.

      Interest costs increased by $9.7 million, or 17.81%, during the nine months ended September 30, 2000, as compared to the same period during 1999, primarily due to a 7.80% increase in the average balances of the Company’s deposits and FHLB advances, in conjunction with an increase in the weighted average rates paid on the Company’s deposits and FHLB advances. The cost of interest-bearing liabilities averaged 5.71% during the nine months ended September 30, 2000, as compared with 5.22% during the same period of 1999.

      These changes in interest revenues and interest costs produced an increase of $1.0 million, or 2.35%, in the Company’s net interest income during the nine months ended September 30, 2000, as compared with the same period during 1999. Expressed as a percentage of average interest-earning assets, the Company’s net interest margin decreased to 3.70% during the nine months ended September 30, 2000, as compared with the net interest margin of 3.93% produced during the same period of 1999. The Company anticipates that it will continue to experience compression in the net interest margin through at least the middle of 2001, as the inverted yield curve is anticipated to continue through that time.

Provisions for Credit Losses on Loans

      Provisions for credit losses for the three and nine months ended September 30, 2000, were $1.5 million and $4.5 million, respectively, a decrease of 57.14% and 50.00% over provisions of $3.5 million and $9.0 million recorded during the three and nine months ended September 30, 1999, respectively. The Company’s total allowance for estimated credit losses to loans receivable, net of specific allowances, increased to 1.82% at September 30, 2000, compared with 1.65% at December 31, 1999 and 1.56% at September 30, 1999. The Company’s annualized ratio of charge-offs to average loans has improved from 0.31% in the third quarter of 1999 to a recovery of 0.01% in the third quarter of 2000. Additionally, the ratio of total classified assets to Bank core capital and general allowance for estimated credit losses was 41.81% at September 30, 2000, compared to 49.96% at December 31, 1999 and 61.62% at September 30, 1999.

      Although the Company maintains its allowance for estimated credit losses at a level which it considers to be adequate to provide for potential losses, based on presently known conditions, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. The calculation of the adequacy of the allowance for estimated credit losses, and therefore the requisite amount of provision for credit losses, is based on several factors, including underlying loan collateral values, delinquency trends and historical loan loss experience, all of which can change without notice based on market and economic conditions and other factors.

Noninterest Revenues

      Noninterest revenues were $3.0 million and $6.9 million for the three and nine months ended September 30, 2000, compared to noninterest revenues of $2.0 million and $5.9 million earned during the three and nine months ended September 30, 1999, respectively. Loan related fees primarily consist of fees collected from borrowers (1) for the early repayment of their loans, (2) for the extension of the maturity of loans (predominantly short-term construction loans, with respect to which extension options are often included in the original term of the Company’s loan), and (3) in connection with certain loans which contain exit or release fees payable to the Company upon the maturity or repayment of the Company’s loan. Noninterest revenues for the three and nine months ended September 30, 2000, included a $1.2 million award from the United States Treasury Department’s Bank Enterprise Award program for its lending and financial services activities in distressed communities, as discussed elsewhere herein. In addition, the Bank’s service fees on deposits increased 196.43% and 122.60% during the three and nine months ended September 30, 2000, respectively, primarily due to a new fee schedule rolled out in July.

Real Estate Operations

      The following table sets forth the costs and revenues attributable to the Company’s REO properties for the periods indicated. The compensatory and legal costs directly associated with the Company’s property management and disposal operations are included in general and administrative expenses.

	Three Months Ended September 30,			Nine Months Ended September 30,

(Dollars in thousands)	2000	1999	Change	2000	1999	Change

Expenses associated with real estate operations:

Repairs, maintenance and renovation	$(43)	$(70)	$27	$(234)	$(183)	$(51)

Insurance and property taxes	(3)	(16)	13	(13)	(50)	37

	(46)	(86)	40	(247)	(233)	(14)

Net recoveries from sale of REO	1	88	(87)	8	725	(717)

Property operations, net	8	1	7	29	8	21

Total	9	89	(80)	37	733	(696)

Charge-off/provision for estimated losses on real estate owned	(500)	—	(500)	(476)	(80)	(396)

(Loss)/income from real estate operations, net	$(537)	$3	$(540)	$(686)	$420	$(1,106)

      Net (loss)/income from sales of REO properties represent the difference between the proceeds received from property disposal and the carrying value of such properties upon disposal. Property operations principally include the net operating income (collected rental revenues less operating expenses and certain renovation costs) from foreclosed income producing properties or receipt, following foreclosure, of similar funds held by receivers during the period the original loan was in default. During the nine months ended September 30, 2000, the Company sold eight properties generating net cash proceeds of $0.8 million and a net recovery of $8 thousand, as compared to sales of seventeen properties generating net cash proceeds of $9.9 million and a net recovery of $0.8 million during the nine months ended September 30, 1999. As of September 30, 2000, the Company held nine properties. As of October 31, 2000, the Company held six properties totaling $3.0 million.

Noninterest Expenses

General and Administrative Expenses

      The table below details the Company’s general and administrative expenses for the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,

(Dollars in thousands)	2000	1999	Change	2000	1999	Change

General and administrative expenses:

Employee	$4,460	$3,205	$1,255	$12,865	$10,884	$1,981

Operating	1,563	1,581	(18)	4,605	4,719	(114)

Occupancy	940	967	(27)	2,800	2,946	(146)

Professional	998	793	205	3,104	1,957	1,147

Technology	485	459	26	1,443	1,537	(94)

SAIF premiums and OTS assessments	226	310	(84)	665	922	(257)

Total general and administrative expenses	$8,672	$7,315	$1,357	$25,482	$22,965	$2,517

      Total general and administrative expenses (“G&A”) were $8.7 million and $25.5 million for the three and nine months ended September 30, 2000, respectively, an 18.55% and 10.96% increase over the $7.3 million and $23.0 million of G&A incurred during the same periods in 1999. The increase in G&A for 2000 was primarily in employee expenses and professional fees. The increase in employee expenses was primarily due to a decrease of $1.2 million in deferred fees related to SFAS No. 91 standard costs as a result of changes in underwriting procedures. A portion of the increase in employee expenses was also attributable to incentive and payroll accruals and additional 401K expenses. The increase in professional fees was comprised of outside consultants working on operational projects, as well as legal fees paid in connection with ongoing litigation previously disclosed and loan documentation and restructurings. The increase in G&A had a negative impact on the Company’s efficiency ratio (defined as total general and administrative expenses divided by net interest income before provision and noninterest revenues, excluding REO, net). The efficiency ratio for the nine months ended September 30, 2000, increased to 48.55% compared to 45.45% for the nine months ended September 30, 1999.

Other Non-operating Expense

      Other non-operating expense totaled $2.1 million for the nine months ended September 30, 2000, a $0.5 million increase over the $1.6 million of other non-operating expense incurred during the same period of 1999. This increase is primarily in connection with $1.7 million for ongoing litigation and/or satisfaction of judgments against the Company, which included the satisfaction of the judgment in the Takaki vs. Hawthorne Savings and Loan Association matter previously disclosed by the Bank.

FINANCIAL CONDITION, CAPITAL RESOURCES & LIQUIDITY AND ASSET QUALITY

Assets

Loans Receivable

General

      The Company’s loan portfolio consists almost exclusively of loans secured by real estate located in Southern California. The table below sets forth the composition of the Company’s loan portfolio as of the dates indicated.

	September 30, 2000		December 31, 1999

(Dollars in thousands)	Balance	Percent	Balance	Percent

Single family residential	$830,998	47.8%	$683,250	41.0%

Income property:

Multi-family(1)	239,997	13.8%	222,616	13.4%

Commercial(1)	195,804	11.3%	208,859	12.5%

Development(2)	177,673	10.2%	148,092	8.9%

Single family construction:

Single family residence(3)	208,689	12.0%	274,697	16.5%

Tract	4,356	0.2%	24,056	1.4%

Land(4)	48,966	2.8%	59,095	3.5%

Other	32,978	1.9%	46,132	2.8%

Gross loans receivable(5)	1,739,461	100.0%	1,666,797	100.0%

Less:

Undisbursed funds	(165,523)		(196,249)

Deferred fees and credits, net	1,296		(1,295)

Allowance for estimated losses	(28,613)		(24,285)

Net loans receivable	$1,546,621		$1,444,968

(1)	Predominantly term loans secured by improved properties, with respect to which the properties’ cash flows are sufficient to service the Company’s loan.

(2)	Predominantly loans to finance the construction of income producing improvements. Also includes loans to finance the renovation of existing improvements.

(3)	Predominantly loans for the construction of individual and custom homes.

(4)	The Company expects that a majority of these loans will be converted into construction loans, and the land-secured loans repaid with the proceeds of these construction loans, within 12 months.

(5)	Includes the funded principal balance under recorded loan commitments, plus outstanding but unfunded loan commitments, predominantly in connection with construction loans.

      The table below sets forth the Company’s loan portfolio diversification by loan size.

	September 30, 2000		December 31, 1999

	No. of	Gross	No. of	Gross
(Dollars in thousands)	Loans	Commitment	Loans	Commitment

Loans in excess of $10.0 million:

Single family residential	—	$—	1	$13,000

Income property:

Multi-family	—	—	—	—

Commercial	5	57,561	3	32,622

Development	2	24,750	3	33,900

Land	—	—	—	—

Other	—	—	1	16,000

	7	82,311	8	95,522

Percentage of total gross loans		4.7%		5.7%

Loans between $5.0 and $10.0 million:

Single family residential	6	38,836	7	39,364

Income property:

Multi-family	—	—	1	6,655

Commercial	8	56,519	9	65,998

Development	11	76,528	11	71,049

Single family construction:

Single family residence	2	14,300	4	24,812

Tract	—	—	2	11,040

Land	1	6,501	1	6,501

Other	2	16,500	3	27,466

	30	209,184	38	252,885

Percentage of total gross loans		12.0%		15.2%

Loans less than $5 million		1,447,966		1,318,390

Gross loans receivable		$1,739,461		$1,666,797

      The table below sets forth the Company’s net loan portfolio composition, excluding net deferred fees and credits, as of the dates indicated.

	September 30, 2000		December 31, 1999

(Dollars in thousands)	Balance	Percent	Balance	Percent

Single family residential	$824,969	52.4%	$674,917	45.9%

Income property:

Multi-family	239,497	15.2%	222,142	15.1%

Commercial	201,191	12.8%	212,100	14.4%

Development	112,295	7.1%	99,296	6.8%

Single family construction:

Single family residence	139,888	8.9%	198,066	13.5%

Land	46,582	3.0%	50,161	3.4%

Other	9,516	0.6%	13,866	0.9%

Total	$1,573,938	100.0%	$1,470,548	100.0%

      The following table sets forth the composition of the Company’s gross new loan commitments, net of internal refinances, for the period indicated, by dollar amount and as a percentage of total loans originated.

	Three Months Ended		Nine Months Ended
	September 30, 2000		September 30, 2000

(Dollars in thousands)	Amount	%	Amount	%

Single family residential	$82,798	45.3%	$263,077	48.2%

Income property:

Multi-family	11,689	6.4%	43,480	8.0%

Commercial(1)	22,523	12.3%	54,988	10.1%

Development(2)	21,757	11.9%	68,302	12.5%

Single family construction:

Single family residence(3)	34,741	19.0%	91,286	16.7%

Land(4)	9,314	5.1%	24,699	4.5%

Other	25	—	49	—

Total	$182,847	100.0%	$545,881	100.0%

(1)	Includes unfunded commitments of $0.5 million as of September 30, 2000.

(2)	Includes unfunded commitments of $20.2 million as of September 30, 2000.

(3)	Includes unfunded commitments of $25.7 million as of September 30, 2000.

(4)	Includes unfunded commitments of $0.5 million as of September 30, 2000.

Asset Quality

Classified Assets

      The table below sets forth information concerning the Company’s classified assets as of the dates indicated. Classified assets include REO, nonaccrual loans and performing loans which have been adversely classified pursuant to OTS regulations and guidelines (“Performing/Classified” loans).

	September 30,	December 31,
(Dollars in thousands)	2000	1999

Risk elements:

Nonaccrual loans(1)	$23,727	$44,031

Real estate owned, net	5,308	5,587

	29,035	49,618

Performing loans classified substandard or lower	40,624	25,646

Total classified assets	$69,659	$75,264

Total classified loans	$64,351	$69,677

Average loan-to-value(LTV) ratio on classified loans	69%	69%

Loans restructured and paying in accordance with modified terms(2)	$15,237	$15,394

Gross loans before allowance for estimated credit losses	$1,575,234	$1,469,253

Loans receivable, net of specific reserves and deferred fees	$1,573,863	$1,468,445

Delinquent Loans
30 - 89 days	$29,633	$9,063

90 + days	15,612	14,916

Total delinquent loans	$45,245	$23,979

Allowance for estimated credit losses:

General	$27,242	$23,476

Specific	1,371	809

Total allowance for estimated credit losses	$28,613	$24,285

Net loan(recoveries)/charge-offs:

Net(recoveries)/charge-offs for the quarter ended	$(24)	$1,409

Percent to net loans(annualized)	-0.01%	0.38%

Percent to beginning of period allowance for credit losses(annualized)	-0.35%	24.83%

Selected asset quality ratios at period end:

Total nonaccrual loans to total assets	1.36%	2.78%

Total allowance for estimated credit losses to loans receivable, net of specific reserves and deferred fees	1.82%	1.65%

Total general allowance for estimated credit losses to loans receivable, net of specific reserves and deferred fees	1.73%	1.60%

Total reserves to nonaccrual loans	120.59%	55.15%

Total classified assets to Bank core capital and general loan loss reserves	41.81%	49.96%

(1)	Nonaccrual loans include eight loans, totaling $6.1 million, in bankruptcy. Total troubled debt restructured loans(“TDRs”) were $19.1 million and $34.9 million at September 30, 2000 and December 31, 1999, respectively. Nonaccrual loans include TDRs of $3.7 million and $18.7 million at September 30, 2000 and December 31, 1999, respectively.

(2)	TDRs not classified and not on nonaccrual.

      The table below sets forth information concerning the Company’s gross classified loans, by category, as of September 30, 2000. See page 9 for further discussion.

	Delinquent Loans
			Performing
(Dollars in thousands)	90+ Days(1)	30-89 Days(2)	Loans	Total

Single family residential	$13,440	$2,461	$9,037	$24,938

Income property:

Multi-family	—	—	—	—

Commercial	—	8,528	2,949	11,477

Development	—	10,987	—	10,987

Single family construction:

Single family residence	879	—	7,423	8,302

Tract	—	616	—	616

Land	1,271	210	6,527	8,008

Other	22	1	—	23

Total	$15,612	$22,803	$25,936	$64,351

(1)	Includes $1.3 million in classified loans 90 days past due and still accruing interest.

(2)	Includes $13.4 million in loans 30-89 days past due and still accruing interest.

Allowance for Estimated Credit Losses

      Management establishes specific allowances for estimated credit losses on individual loans when it has determined that recovery of the Company’s gross investment is not probable and when the amount of loss can be reasonably determined. In making this determination, management considers (1) the status of the asset, (2) the probable future status of the asset, (3) the value of the asset or underlying collateral and (4) management’s intent with respect to the asset. In quantifying the loss, if any, associated with individual loans, management utilizes external sources of information (i.e., appraisals, price opinions from real estate professionals, comparable sales data and internal estimates). In establishing specific allowances, management estimates the revenues expected to be generated from disposal of the Company’s collateral or owned property, less construction and renovation costs (if any), holding costs and transaction costs. For tract construction and land development, the resulting projected cash flows are discounted utilizing a market rate of return to determine their value.

      The Company maintains an allowance for estimated credit losses which is not tied to individual loans or properties (“general allowances”). General allowances are maintained for each of the Company’s principal loan segments, and supplemented by periodic additions through provisions for credit losses. In measuring the adequacy of the Company’s general allowances, management considers (1) the Company’s historical loss experience for each loan portfolio segment and in total, (2) the historical migration of loans within each portfolio segment and in total (i.e., from performing to nonperforming, from nonperforming to REO), (3) observable trends in the performance of each loan portfolio segment, (4) observable trends in the region’s economy and in its real property markets and (5) guidelines published by the OTS for maintaining general allowances.

      In addition to the amount of allowance determined by applying individual loss factors to the portfolio, the general allowance may also include an unallocated amount. The unallocated allowance recognizes the model and estimation risk associated with the allowance formula and specific allowances. In addition, the unallocated allowance is based upon management’s evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include (1) general economic and business conditions affecting our key lending areas, (2) credit quality trends (including trends in nonperforming loans expected to result from existing conditions), (3) collateral values, (4) loan volumes and concentrations, (5) seasoning of the loan portfolio, (6) specific industry conditions within portfolio segments (7) recent loss experience in particular segments of the portfolio, (8) duration of the current business cycle, (9) bank regulatory examination results and (10) findings of our internal credit examiners. The unallocated reserves are reviewed periodically to determine whether they are at a level that management believes are adequate.

      Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss has been incurred.

      The table below sets forth the general and specific allowance for estimated credit losses for the Company’s loan portfolio as of September 30, 2000.

	Loans

(Dollars in thousands)	Performing	Delinquent	Total

Specific allowances	$—	$1,371	$1,371

General allowances	19,761	7,481	27,242

Total	$19,761	$8,852	$28,613

Percentages:

Total allowance for estimated credit losses to loans receivable before allowance for credit losses	1.29%	19.56%	1.82%

Total general allowances for estimated credit losses to loans receivable, net of specific reserves	1.29%	17.05%	1.73%

Loans receivable before allowance for credit losses	$1,529,989	$45,245	$1,575,234

Loans receivable net of specific reserves	1,529,989	43,874	1,573,863

      The table below summarizes the activity of the Company’s allowance for estimated credit losses for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in thousands)	2000	1999	2000	1999

Average loans outstanding	$1,567,426	$1,437,346	$1,525,919	$1,395,125

Total allowance for estimated credit losses at beginning of period	$27,089	$20,323	$24,285	$17,111

Provision for credit losses	1,500	3,500	4,500	9,000

Charge-offs:

Single family residential	(41)	(80)	(199)	(1,856)

Income property:

Multi-family		(186)		(186)

Commercial	—	—	—	(512)

Single family construction:

Tract	—	—	(147)	—

Other	—	(863)	(15)	(863)

Recoveries:

Other	65	—	189	—

Net recoveries/(charge-offs)	24	(1,129)	(172)	(3,417)

Total allowance for estimated credit losses at end of period	$28,613	$22,694	$28,613	$22,694

Annualized ratio of charge-offs to average loans outstanding during the period	-0.01%	0.31%	0.02%	0.33%

Real estate owned:

Total allowance for estimated losses at beginning of period	$—	$38	$29	$45

Provision for estimated losses	—	—	—	80

Charge-offs	—	—	(29)	(87)

Total allowance for estimated losses at end of period	$—	$38	$—	$38

      The table below summarizes the allocation of the Company’s allowance for estimated credit losses for each principal loan portfolio segment.

	September 30, 2000		December 31, 1999

		Percent of		Percent of
		Reserves to		Reserves to
		Total Loans(1)		Total Loans(1)
(Dollars in thousands)	Balance	by Category	Balance	by Category

Single family residential	$7,602	0.91%	$7,095	1.04%

Income property:

Multi-family	1,016	0.42%	646	0.29%

Commercial	5,046	2.58%	6,738	3.23%

Development	7,061	3.97%	2,067	1.40%

Single family construction:

Single family residence	3,996	1.91%	3,946	1.44%

Tract	267	6.13%	855	3.55%

Land	2,014	4.11%	1,470	2.49%

Other	459	1.39%	480	1.04%

Unallocated	1,152	n/a	988	n/a

	$28,613	1.64%	$24,285	1.46%

(1)	Percent of allowance for estimated credit losses to gross loan commitments, which exclude the undisbursed portion of such commitments. The change in the percentage of reserves to total loans by category is a result of different levels of classified assets within each category.

      Unallocated reserves are established based on management’s judgment in order to appropriately reflect the presence of indicators of inherent losses that are not fully reflected in the historical loss information, and analysis used, in the development of allocated reserves. The factors considered in establishing the unallocated reserve include: nonperforming, charge-off, delinquency, portfolio growth, concentration trends and the likely impact of known changes in the economy or other events that may affect loss performance. The unallocated reserves are reviewed periodically to determine whether they are at a level that management believes are adequate.

      Based on the $21.2 million increase in delinquent loans, from $24.0 million at December 31, 1999 to $45.2 million at September 30, 2000, and other factors discussed elsewhere herein, management believes that the unallocated reserve of $1.2 million as of September 30, 2000 is appropriate.

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

      The table below summarizes the composition of the Company’s real estate owned properties for the dates indicated.

	September 30,	December 31,
(Dollars in thousands)	2000	1999

Single family(1)	$1,425	$1,218

Income property:

Commercial(2)	3,883	4,398

Gross investment(3)	5,308	5,616

Less allowance for estimated losses		29

Real estate owned, net(4)	$5,308	$5,587

(1)	As of September 30, 2000, the Company held nine properties.

(2)	In December 1999, the Bank acquired 18 lots of a tract development in La Quinta, California with a carrying value of $4.4 million. During the third quarter 2000, the property incurred a write-down of $0.5 million.

(3)	Fair value of collateral at foreclosure, plus post-foreclosure capitalized costs.

(4)	As of October 31, 2000, the Company held six properties totaling $3.0 million.

Liabilities

Sources of Funds

General

      The Company’s principal sources of funds in recent years have been deposits obtained on a retail basis through its branch offices and, to a lesser extent, advances from the FHLB. In addition, funds have been obtained from maturities and repayments of loans and securities, and sales of loans, securities and other assets, including real estate owned.

Deposits

      The table below summarizes the Company’s deposit portfolio by original term, weighted average interest rates (“WAIR”) and weighted average remaining maturities in months (“WARM”) as of the dates indicated.

	September 30, 2000				December 31, 1999

(Dollars in thousands)	Balance(1)	Percent	WAIR	WARM	Balance(1)	Percent	WAIR	WARM

Transaction accounts:

Noninterest-bearing checking	$32,328	2.62%	—	—	$28,838	2.65%	—	—

Checking/NOW	41,286	3.34%	2.69%	—	40,563	3.73%	2.17%	—

Passbook	26,013	2.11%	1.59%	—	23,568	2.17%	1.41%	—

Money market	207,101	16.78%	5.24%	—	155,537	14.32%	4.45%	—

Total transaction accounts	306,728	24.85%			248,506	22.87%

Certificates of deposit:

7 day maturities	23,874	1.93%	4.05%	—	30,631	2.82%	4.08%	—

Less than 6 months	12,903	1.05%	4.85%	2	42,082	3.87%	4.78%	2

6 months to 1 year	138,158	11.19%	6.18%	3	147,407	13.57%	5.24%	3

1 year to 2 years	727,889	58.99%	6.28%	6	584,488	53.79%	5.46%	8

Greater than 2 years	24,613	1.99%	5.29%	11	33,521	3.08%	5.31%	12

Total certificates of deposit	927,437	75.15%			838,129	77.13%

	$1,234,165	100.00%	5.65%	6	$1,086,635	100.00%	4.86%	5

(1)	Deposits in excess of $100,000 were 26.4% of total deposits at September 30, 2000, compared to 23.4% of total deposits at December 31, 1999.

FHLB Advances

      The Company has a credit line with the FHLB with a maximum advance of up to 35% of total assets based on qualifying collateral. The FHLB system functions as a source of credit to savings institutions which are members. Advances are secured by the Company’s mortgage loans and the capital stock of the FHLB owned by the Company. Subject to the FHLB’s advance policies and requirements, these advances can be requested for any business purpose in which the Company is authorized to engage. In granting advances, the FHLB considers a member’s creditworthiness and other relevant factors. The table below sets forth certain information regarding the Company’s FHLB advances.

(Dollars in thousands)	September 30, 2000		December 31, 1999

Original term	Principal	Rate	Principal	Rate

24 Months	$25,000	6.56%	$—	—

36 Months	100,000	6.73%	—	—

60 Months	135,000	5.92%	300,000	5.30%

120 Months	99,000	5.19%	49,000	4.36%

$359,000	5.99%	(1)	$349,000	5.16%	(1)

(1)	Weighted average interest rate.

      The weighted average remaining term of the Company’s FHLB advances was 4 years and 8 months and 4 years and 6 months as of September 30, 2000 and December 31, 1999, respectively. At September 30, 2000, 65% of the Company’s FHLB advances outstanding contain options, which allow the FHLB to call the advances prior to maturity, subject to an initial non-callable period of one to three years from origination.

Senior Notes

      On December 31, 1997, the Company issued $40.0 million of Senior Notes due 2004 (“1997 Senior Notes”) in a private placement, which included registration rights. The 1997 Senior Notes bear interest payable semiannually at a rate of 12.5%, and are callable after December 31, 2002. Interest is required to be paid semiannually at the stated interest rate.

STOCKHOLDERS’ EQUITY AND REGULATORY CAPITAL

      The Company’s capital consists of common stockholders’ equity, which at September 30, 2000 amounted to $102.2 million and which equaled 5.84% of the Company’s total assets.

      As indicated in the table below, the Bank’s capital levels exceeded minimum regulatory capital requirements.

	Tangible Capital		Core Capital		Risk-based Capital

(Dollars in thousands)	Balance	%	Balance	%	Balance	%

Stockholders’ equity	$139,379		$139,379		$139,379

Adjustments:

General reserves	—		—		15,416

Other(1)	—		—		(4,745)

Regulatory capital	139,379	7.98%	139,379	7.98%	150,050	12.28%

Required minimum	26,212	1.50	69,897	4.00	97,719	8.00

Excess capital	$113,167	6.48%	$69,482	3.98%	$52,331	4.28%

Adjusted assets(2)	$1,747,436		$1,747,436		$1,221,493

(1)	Includes the portion of non-residential construction loans and land loans which exceed a loan-to-value ratio of 80%.

(2)	The term “adjusted assets” refers to the term “adjusted total assets,” as defined in 12 C.F.R. Section 567.1(a), for purposes of tangible and core capital requirements, and for purposes of risk-based capital requirements, refers to the term “risk-weighted assets,” as defined in 12 C.F.R. Section 567.1(d).

      As of September 30, 2000, the Bank is categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios, as set forth in the following table. There are no conditions or events subsequent to September 30, 2000 that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios and the capital amounts and ratios required in order for an institution to be “well capitalized” and “adequately” capitalized are presented in the table below.

					Minimum to be Well
			Minimum Capital		Capitalized Under Prompt
	Actual		Requirement		Corrective Action Provisions

(Dollars in thousands)	Amount	Ratios	Amount	Ratios	Amount	Ratios

As of September 30, 2000

Total Capital (to Risk Weighted Assets)	$150,050	12.28%	$97,719	8.00%	$122,149	10.00%

Core Capital (to Adjusted Tangible Assets)	139,379	7.98%	69,897	4.00%	87,372	5.00%

Tangible Capital (to Adjusted Tangible Assets)	139,379	7.98%	26,212	1.50%	N/A	N/A

Tier 1 Capital (to Risk Weighted Assets)	139,379	11.41%	N/A	N/A	73,290	6.00%

As of December 31, 1999

Total Capital (to Risk Weighted Assets)	$139,815	12.50%	$89,468	8.00%	$111,835	10.00%

Core Capital (to Adjusted Tangible Assets)	127,160	8.05%	63,174	4.00%	78,967	5.00%

Tangible Capital (to Adjusted Tangible Assets)	127,160	8.05%	23,690	1.50%	N/A	N/A

Tier 1 Capital (to Risk Weighted Assets)	127,160	11.37%	N/A	N/A	67,101	6.00%

      The OTS has authority, after an opportunity for a hearing, to downgrade an institution from “well capitalized” to “adequately capitalized” or to subject an “adequately capitalized” or “undercapitalized” institution to the supervisory actions applicable to the next lower category, if the OTS deems such action to be appropriate as a result of supervisory concerns.

CAPITAL RESOURCES AND LIQUIDITY

      Hawthorne Financial Corporation maintained cash and cash equivalents of $2.9 million at September 30, 2000. Hawthorne Financial Corporation has no other significant assets beyond its investment in the Bank. From time to time, the Company is dependent upon the Bank for dividends in order to make future semiannual interest payments. The ability of the Bank to provide dividends to Hawthorne Financial Corporation is governed by applicable regulations of the OTS. The Bank received OTS approval to declare a dividend to the Holding Company in an amount needed to pay the December 31, 2000 interest payment on the Senior Notes. Based upon these applicable regulations, the Bank’s supervisory rating, and the Bank’s current and projected earnings rate, management fully expects the Bank to maintain the ability to provide dividends to Hawthorne Financial Corporation for the payment of interest on the Company’s 1997 Senior Notes for the foreseeable future. In April 2000, Hawthorne Financial Corporation received a dividend of $1.5 million to fund the stock repurchase, as disclosed previously herein. In July 2000, the Company authorized the repurchase of up to an additional 5% of its common stock, or approximately 264,000 shares. This is in addition to the 5% repurchase authorization announced in March 2000, for approximately 277,000 shares. As of October 31, 2000, the Company has repurchased 362,506 shares at an average price of $8.95.

      The Company’s liquidity position refers to the extent to which the Company’s funding sources are sufficient to meet its current and long-term cash requirements. Federal regulations currently require a savings association to maintain a monthly average daily balance of liquid assets (including cash, certain time deposits, bankers’ acceptances, and specified United States Government, state or federal agency obligations) equal to 4.0% of the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar quarter. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4.00% to 10.00% of such accounts and borrowings depending upon economic conditions and the deposit flows of member associations. Monetary penalties may be imposed for failure to meet this liquidity ratio requirement.

The Company’s liquidity for the calculation period ended September 30, 2000 was 10.60%, which exceeded the applicable minimum requirements.

      The Company’s current primary funding resources are deposits, principal payments on loans, FHLB advances and cash flows from operations. Other possible sources of liquidity available to the Company include whole loan sales, commercial bank lines of credit, and direct access, under certain conditions, to borrowings from the Federal Reserve System. The cash needs of the Company are principally for the payment of interest on, and withdrawals of, deposit accounts, the funding of loans and operating costs and expenses.

INTEREST RATE RISK MANAGEMENT

      The objective of interest rate risk management is to stabilize the Company’s net interest income (“NII”) while limiting the change in its Net Portfolio Value (“NPV”) from interest rate fluctuations. The Company seeks to achieve this objective by matching its interest sensitive assets and liabilities, and maintaining the maturity and repricing of these assets and liabilities at appropriate levels given the interest rate environment. When the amount of rate sensitive liabilities exceeds rate sensitive assets within specified periods, the NII generally will be negatively impacted by increasing interest rates and positively impacted by decreasing interest rates during such periods. Conversely, when the amount of rate sensitive assets exceeds the amount of rate sensitive liabilities within specified periods, NII generally will be positively impacted by increasing interest rates and negatively impacted by decreasing interest rates during such periods. The speed and velocity of the repricing of assets and liabilities will also contribute to the effects on NII.

      The Company utilizes two methods for measuring interest rate risk, namely, gap analysis and interest rate simulations. Gap analysis focuses on measuring absolute dollar amounts subject to repricing within certain periods of time, particularly the one year maturity horizon.

      Interest rate simulations provide the Company with an estimate of both the dollar amount and percentage change in NII under various interest rate scenarios. All assets and liabilities are subjected to tests of up to 300 basis points in increases and decreases in interest rates. Under each interest rate scenario, the Company projects its NII and the NPV of its current balance sheet. From these results, the Company can then develop alternatives to dealing with the tolerance thresholds.

      The Company’s interest rate risk strategy emphasizes the management of asset and liability balances, within repricing categories, in order to limit the Bank’s exposure to earnings variations as well as variations in the value of assets and liabilities due to changes in interest rates over time. The Company does not currently utilize off balance sheet hedging instruments in order to hedge its interest rate exposure. Instead, the Company utilizes interest rate floors, prepayment penalties, and exit fees on its new loans to mitigate the risk of interest margin compression. Additionally, the Company hedges such exposure internally by extending the duration of interest-bearing liabilities through the use of FHLB advances, to better match the repricing sensitivity of the interest-earning assets.

      The table below sets forth information concerning repricing opportunities for the Company’s interest-earning assets and interest-bearing liabilities as of September 30, 2000. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual maturities, except that adjustable rate products are included in the period in which they are first scheduled to adjust and not in the period in which they mature. Such assets and liabilities are classified by the earlier of maturity or repricing date.

	September 30, 2000

		Over Three	Over Six	Over One
	Three	Through	Through	Year	Over
	Months	Six	Twelve	Through	Five
(Dollars in thousands)	Or Less	Months	Months	Five Years	Years	Total

Interest-earning assets:

Cash and cash equivalents(1)	$142,069	$—	$—	$—	$—	$142,069

Investments and FHLB stock	20,422	—	—	—	—	20,422

Loans(2)	998,571	408,068	41,730	4,779	120,562	1,573,710

Total interest-earning assets	$1,161,062	$408,068	$41,730	$4,779	$120,562	$1,736,201

Interest-bearing liabilities:

Deposits:

Non-certificates of deposit	$274,400	$—	$—	$—	—	$274,400

Certificates of deposit	271,086	230,096	408,515	17,740	—	927,437

FHLB advances	—	30,000	174,000	155,000	—	359,000

Senior notes	—	—	—	40,000	—	40,000

Total interest-bearing liabilities	$545,486	$260,096	$582,515	$212,740	$—	$1,600,837

Interest rate sensitivity gap	$615,576	$147,972	$(540,785)	$(207,961)	$120,562	$135,364

Cumulative interest rate sensitivity gap	615,576	763,548	222,763	14,802	135,364	135,364

Cumulative interest rate sensitivity gap as a percentage of total interest-earning assets	35.5%	44.0%	12.8%	0.9%	7.8%	7.8%

(1)	Excludes noninterest earning cash balances.

(2)	Loans include $23.7 million of nonaccrual loans, and are exclusive of deferred fees and loan loss reserves.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

      The Company realizes income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits and borrowings. The Company, like other financial institutions, is subject to interest rate risk (“IRR”) to the degree that its interest-earning assets reprice differently than its interest-bearing liabilities. The Company’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while structuring the Company’s asset-liability mix to obtain the maximum yield-cost spread on that structure.

      A sudden and substantial increase in interest rates may adversely impact the Company’s income to the extent that the interest rates borne by the assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company has adopted formal policies and practices to monitor its interest rate risk exposure. As a part of this effort, the Company uses the Net Portfolio Value (“NPV”) methodology to gauge interest rate risk exposure.

      Using an internally generated model, the Company monitors interest rate sensitivity by estimating the change in NPV over a range of interest rate scenarios. NPV is the discounted present value of the difference between incoming cashflows on interest-earning assets and other assets, and the outgoing cashflows on interest-bearing liabilities and other liabilities. The NPV ratio is defined as the NPV for a given rate scenario divided by the market value of the assets in the same scenario. The Sensitivity Measure is the decline in the NPV ratio, in basis points, caused by a 200 basis point increase or decrease in interest rates, whichever produces the largest decline. The higher an institution’s Sensitivity Measure, the greater its exposure to IRR. The OTS also produces a similar analysis using its own model, based upon data submitted on the Bank’s quarterly Thrift Financial Report (“TFR”).

      At September 30, 2000, based on the Company’s internally generated model, it was estimated that the Company’s NPV ratio was 8.89% in the event of a 200 basis point increase in rates, a decrease of 8.35% from basecase of 9.70%. If rates were to decrease by 200 basis points, the Company’s NPV ratio was estimated at 9.84%, an increase of 1.44% from basecase.

      Presented below, as of September 30, 2000, is an analysis of the Company’s IRR as measured in the NPV for instantaneous and sustained parallel shifts of 100, 200, and 300 basis point increments in market interest rates.

(Dollars in thousands)	Net Portfolio Value

Change		$ Change from	NPV	Change from
in Rates	$ Amount	Basecase	Ratio	Basecase

+300 bp	$135,396	(37,431)	7.85%	-185 bp

+200 bp	155,762	(17,064)	8.89%	-81 bp

+100 bp	167,504	(5,323)	9.47%	-23 bp

basecase	172,826		9.70%

-100 bp	171,114	(1,712)	9.55%	-15 bp

-200 bp	178,642	5,816	9.84%	+14 bp

-300 bp	189,296	16,470	10.26%	+56 bp

      Management believes that the NPV methodology overcomes three shortcomings of the typical maturity gap methodology. First, it does not use arbitrary repricing intervals and accounts for all expected cash flows, weighing each by its appropriate discount factor. Second, because the NPV method projects cash flows of each financial instrument under different rate environments, it can incorporate the effect of embedded options on an association’s IRR exposure. Third, it allows interest rates on different instruments to change by varying amounts in response to a change in market interest rates, resulting in more accurate estimates of cash flows.

      On a quarterly basis, the results of the internally generated model are reconciled to the results of the OTS model. Historically the OTS has valued the NPV higher, but the changes in NPV as a result of the rate increases and decreases are normally directionally consistent between the two models. The difference between the two models resides in the prepayment assumptions, the ability of the Company to analyze each individual rate index in a changing environment and the ability of the Company’s model to include caps and floors on loans in the rate shock analyses.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

      On September 18, 2000, the Los Angeles Superior Court entered an order dismissing without prejudice the case entitled Stonewater Terrace HOA v. Hawthorne Savings and Loan Association, et al., a construction defect case in which the Bank was a defendant. Plaintiffs had sought damages in an unspecified amount, plus punitive damages. There can be no assurances that the Stonewater Terrace HOA plaintiffs will not try to reinstate this case against the Bank, although the Bank will vigorously oppose any attempts to do so.

      The Company is involved in a variety of other litigation in the ordinary course of its business, including those discussed in the Annual Report on Form 10-K for the year ended December 31, 1999. Management does not presently believe that any of the existing litigation is likely to have a material adverse impact on the Company’s financial condition or results of operation.

ITEM 2. Changes in Securities

      None

ITEM 3. Defaults upon Senior Securities

      None

ITEM 4. Submission of Matters to a Vote of Security Holders

      None

ITEM 5. Other Information

      None

ITEM 6. Exhibits and Reports on Form 8-K

      1. Reports on Form 8-K

            No current reports on Form 8-K were filed for the nine months ended September 30, 2000

      2. Other required exhibits:

            Exhibit 27.1 — Financial Data Schedule

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWTHORNE FINANCIAL CORPORATION

Dated November 14, 2000	/s/ SIMONE LAGOMARSINO

Simone Lagomarsino President and Chief Executive Officer

Dated November 14, 2000	/s/ KAREN C. ABAJIAN

Karen C. Abajian Executive Vice President and Chief Financial Officer