Form 10-K
period 2000-12-31
HAWTHORNE FINANCIAL CORP
filed 2001-03-30
CIK 46267

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 23, 2001, the aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $74,292,094 (based upon the last reported sales price of the Common Stock as reported by the Nasdaq National Market). Shares of Common Stock held by each executive officer, director, and shareholders with beneficial ownership of greater than 10% of the outstanding Common Stock of the registrant and persons or entities known to the registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of Common Stock, par value $0.01 per share, of the Registrant outstanding as of March 23, 2001 was 5,178,788 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Annual Report incorporates by reference portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant's 2001 Annual Meeting of Stockholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        HAWTHORNE FINANCIAL CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   26
Item 3.   Legal Proceedings...........................................   27
Item 4.   Submission of Matters to a Vote of Security Holders.........   28
Item 4A.  Executive Officers..........................................   28

                                  PART II
          Market for Registrant's Common Equity and Related
Item 5.   Stockholder Matters.........................................   30
Item 6.   Selected Financial Data.....................................   31
          Management's Discussion and Analysis of Financial Condition
Item 7.   and Results of Operations...................................   33
          Quantitative and Qualitative Disclosure about Market
Item 7A.  Risks.......................................................   46
Item 8.   Financial Statements and Supplementary Data.................   47
          Changes in and Disagreements with Accountants on Accounting
Item 9.   and Financial Disclosure....................................   47

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   48
Item 11.  Executive Compensation......................................   48
          Security Ownership of Certain Beneficial Owners and
Item 12.  Management..................................................   48
Item 13.  Certain Relationships and Related Transactions..............   48

                                  PART IV
          Exhibits, Financial Statement Schedules and Reports on Form
Item 14.  8-K.........................................................   48

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

     - Interest Rate Risk. The Company realizes income principally from the differential or spread between the interest earned on loans, investments, and other interest earning assets, and the interest paid on deposits and borrowings. The volumes and yields on loans, deposits, and borrowings are affected by market interest rates. As of December 31, 2000, 89.45% of the Company's net loan portfolio was tied to adjustable rate indices such as Prime Rate, 11th district cost of funds (COFI), MTA, CMT and LIBOR. The majority of the Company's deposits are time deposits with a stated maturity (generally one year or less) and a fixed rate of interest. The borrowings from the FHLB also carry a fixed interest rate for a term of up to 10 years, although the weighted average maturity of the borrowings as of December 31, 2000, was four years and two months.

       Changes in the market level of interest rates directly and immediately affect the Company's interest spread, and therefore profitability. Sharp and significant changes to market rates can cause the interest spread to shrink or expense significantly in the near term, principally because of the timing differences between the adjustable rate loans and the maturities (and therefore repricing) of the deposits and borrowings.

       Sharp decreases in interest rates have historically resulted in increased loan refinancings to fixed rate products. The Bank offers fixed rate products on a limited basis.

     - Government Regulation And Monetary Policy. All forward-looking statements presume a continuation of the existing regulatory environment and United States' government monetary policies. The banking industry is subject to extensive federal and state regulations, and significant new laws or changes in, or repeals of, existing laws may cause results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Company, primarily through open market operations in United States government securities, the discount rate for member bank borrowings and bank reserve requirements, and a material change in these conditions has had and is likely to continue to have a material impact on the Company's results.

     - Competition. The Company competes with numerous other domestic and foreign financial institutions and non depository financial intermediaries. The Company's results may differ if circumstances affecting the nature or level of competition change, such as the merger of competing financial institutions or the acquisition of California institutions by out-of-state companies.

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

ORGANIZATION

     Hawthorne Financial Corporation ("Hawthorne Financial" or "Company"), a Delaware corporation organized in 1959, is a savings and loan holding company that owns 100% of the stock of Hawthorne Savings, F.S.B. ("Hawthorne Savings" or "Bank"). Hawthorne Savings was incorporated in 1950 and commenced operations on May 11, 1951. As of March 30, 2001, the Bank's eight full service retail offices located in Southern California included the Hermosa Beach branch, which opened in January 2001.

     The Company originates real estate secured loans throughout Southern California. These loans generally consist of (1) permanent loans collateralized by single family (one to four unit) residential property, (2) permanent and construction loans secured by multi-family residential and commercial real estate, (3) construction loans of single family residential homes and (4) the acquisition and development of land for the construction of such homes. The Company funds its loans predominately with retail deposits and, to a lesser extent, with advances from the Federal Home Loan Bank of San Francisco ("FHLB").

HAWTHORNE SAVINGS

     Hawthorne Savings is a federally chartered stock savings bank (referred to in applicable statutes and regulations as a "savings association") incorporated and licensed under the laws of the United States. The Bank is a member of the Federal Home Loan Bank of San Francisco ("FHLB"), which is a member bank of the Federal Home Loan Bank System. The Savings Association Insurance Fund ("SAIF"), which is a separate insurance fund administered by the Federal Deposit Insurance Corporation ("FDIC"), insures the Bank's deposit accounts up to the $100,000 maximum amount currently allowable under federal laws. The Bank is subject to examination and regulation by the Office of Thrift Supervision ("OTS") and the FDIC. Hawthorne Savings is further subject to regulations of the Board of Governors of the Federal Reserve System ("Federal Reserve Board" or "FRB") concerning reserves required to be maintained against deposits and certain other matters.

GENERAL

     The Company's only operating segment is the Bank. The Bank offers a variety of consumer banking products through its network of eight retail branches, which includes the traditional range of checking and savings accounts, money market accounts and certificates of deposit. The Bank's primary target market is the South Bay region of Southern California, where it currently ranks seventh in terms of deposit market share based on branch information provided to the FDIC as of June 30, 2000. The Bank also has branches in the San Fernando Valley and Westlake Village areas of Los Angeles County.

     In connection with its principal business activities, the Company generates revenues from the interest and fees charged to customers and, to a much lesser extent, the interest earned on its portfolio of overnight liquid investments. The Company's costs include primarily interest paid to depositors and to other providers of borrowed funds, general and administrative expenses and other operating expenses.

     The Company's lending activities include single family residential, multi-family residential and commercial real estate loans for the construction of single family residential homes, and the acquisition and development of land for the construction of such homes. See "Item 1 -- Business -- Statistical Financial Data -- Loan Portfolio." The Company also offers consumer loans on a referral fee basis through an unaffiliated financial institution. The Company funds its loans predominately with its retail deposits and, to a lesser extent, with advances from the FHLB. See "Item 1 -- Business -- Statistical Financial Data -- Sources of Funds."

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

MARKET AREA AND COMPETITION

     The Company concentrates on marketing its services throughout Southern California. The Company's operating results and its growth prospects are directly and materially influenced by (1) the health and vibrancy of the Southern California real estate markets and the underlying economic forces, which affect such markets, (2) the overall complexion of the interest rate environment, including the absolute level of market interest rates and the volatility of such interest rates, (3) the prominence of competitive forces, which provide customers of the Company with alternative sources of mortgage funds or investments, which compete with the Company's products and services, and (4) regulations promulgated by authorities, including those of the OTS, the FDIC and the FRB. The Company's success in identifying trends in each of these factors, and implementing strategies to exploit such trends, significantly influence the Company's long term results and growth prospects.

     The Bank faces significant competition in California for new loans from commercial banks, savings and loan associations, credit unions, credit companies, Wall Street lending conduits, mortgage bankers, life insurance companies and pension funds. Some of the largest savings and loans and banks in the United States operate in California, and have extensive branch systems and advertising programs, which the Bank does not have. Large banks and savings and loans frequently enjoy a lower cost of funds than the Bank and can therefore charge less than the Bank for loans. The Bank attempts to compensate for competitive disadvantages that may exist by providing a higher level of personal service to borrowers and "hands on" involvement by senior officers to meet borrower's needs. Due to intense competition within the lending area, the Company has experienced a decline in the yield within its commercial real estate lending portfolio over the last several years.

     Generally, the Company competes for deposit funds with other Southern California-based financial companies, including banks, savings associations and thrift and loans. These companies generally compete with one another based upon price, convenience and service. Many of the Bank's competitors offer a greater array of products to customers than the Bank. For example, the Bank does not currently offer internet banking, and thus has a competitive disadvantage to other commercial banks and savings associations in attracting depositors. As part of the Company's strategic plan, the Bank has targeted implementation of internet banking in 2001. The Bank attempts to compensate for the lack of a full array of services in its branches by providing superior personal service and enhancing our current product line. The Company will continue to focus on expansion of the products and services we offer our retail customers during 2001.

     Because the Company does not have a critical mass of retail banking facilities, and because its smaller size does not afford it the economies of scale to advertise its basic products to the extent of its principal competitors, the Company primarily competes on service and convenience. The average tenure of all households with the Bank is approximately five years. The Company solicits deposits from the public throughout its service area and attained a cross-sell ratio (products per household) of 1.51 at December 31, 2000, compared to 1.32 at December 31, 1999.

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

REGULATION OF THE COMPANY

     General. The Company is a unitary thrift holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its subsidiaries, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

     Activities Restriction Test. As a unitary thrift holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test or meets the definition of domestic building and loan association pursuant to the Internal Revenue Code of 1986, as amended (the "Code"). The Company presently intends to continue to operate as a unitary thrift holding company. Recent legislation terminated the "unitary thrift holding company exemption" for all companies that apply to acquire savings associations after May 4, 1999. Since the Company is grandfathered, its unitary thrift holding company powers and authorities were not affected. See "Financial Modernization Legislation." However, if the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL or domestic building and loan association and were acquired in a supervisory acquisition. Furthermore, if the Company were in the future to sell control of the Bank to any other company, such company would not succeed to the Company grandfathered status and would be subject to the same business activity restrictions. See "-- Regulation of the Bank -- Qualified Thrift Lender Test."

     On October 27, 2000 the OTS issued a proposed rule that would require some savings and loan holding companies to notify the OTS 30 days before undertaking certain significant new business activities. As proposed, thrift companies would have to give the OTS advance notice if:

     - debt, combined with all other transactions by the company or any subsidiaries other than the thrift during the past 12 months, increases non-thrift liabilities by 5% or more; and non-thrift liabilities, after the debt transaction, equal 50% or more of the company's consolidated core capital;

     - an asset acquisition or series of such transactions by the company or non-thrift subsidiary during the past 12 months that involves assets other than cash, cash equivalents and securities or other obligations guaranteed by the U.S. Government and exceeds 15% of the company's consolidated assets; and

     - any transaction that, when combined with all other transactions during the past 12 months, reduces the company's capital by 10% or more.

     Any holding company with consolidated subsidiary thrift assets of less than 20% of total assets or consolidated holding company capital of at least 10% would be exempt from the notice requirement. The OTS could object to or conditionally approve an activity or transaction if it finds a material risk to the safety and soundness and stability of the thrift. The review period could be extended an additional 30 days if necessary.

     The OTS proposal also would codify current practices and the factors relevant to a holding company's need for capital. To determine the need for and level of an explicit holding company capital requirement, the OTS will look at overall risk at the thrift and the consolidated entity, their tangible and equity capital, whether the holding company's debt-to-capital ratio is rising, what investments or activities are funded by debt, its cash flow, how much the holding company relies on dividends from subsidiary thrift to service debt or fulfill other obligations, earnings volatility and the thrift's standing in the corporate structure.

     Comments for the proposed rule were due by February 9, 2001. See
"-- Regulation of the Bank -- Qualified Thrift Lender Test." The Company cannot determine whether the proposed rule will be adopted.

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

  Financial Services Modernization Legislation

     General. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act"). The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act:

     - Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and

     - Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities.

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

     The Financial Services Modernization Act provides that no company may acquire control of an insured savings association, unless that company engages, and continues to engage, only in the financial activities permissible for a Financial Holding Company, unless grandfathered as a unitary thrift holding company. The Financial Institution Modernization Act grandfathers any company that was a unitary thrift holding company on May 4, 1999 (or became a unitary thrift holding company pursuant to an application pending on that date). Such a company may continue to operate under present law as long as the company continues to meet the two tests: it can control only one savings institution, excluding supervisory acquisitions, and each such institution must meet the QTL test. A grandfathered unitary thrift holding company also must continue to control at least one savings association, or a successor institution, that it controlled on May 4, 1999.

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

     The Company and the Bank do not believe that the Financial Services Modernization Act will have a material adverse affect on the operations of the Company and the Bank in the near-term. However, to the extent that the act permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis and which unitary thrift holding companies already possess. Nevertheless, this act may have the result of increasing the amount of competition that the Company and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company and the Bank. In addition, because the Company may only be acquired by other unitary thrift holding companies or Financial Holding Companies, the legislation may have an anti-takeover effect by limiting the number of potential acquirors or by increasing the costs of an acquisition transaction by a bank holding company that has not made the election to be a Financial Holding Company under the new legislation.

     Privacy. Under the Financial Services Modernization Act, federal banking regulators are required to adopt rules that will limit the ability of banks and other financial institutions to disclose non public information about consumers to nonaffiliated third parties. Federal banking regulators issued final rules on May 10, 2000. Pursuant to those rules, financial institutions must provide:

     - initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

     - annual notices of their privacy policies to current customers; and

     - a reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties.

     The rules were effective November 13, 2000, but compliance is optional until July 1, 2001. These privacy provisions will affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. It is not possible at this time to assess the impact of the privacy provisions on the Company's financial condition or results of operations.

     Safeguarding Confidential Customer Information. In January 2001, the banking agencies adopted guidelines requiring financial institutions to establish an information security program to:

     - identify and assess the risks that may threaten customer information;

     - develop a written plan containing policies and procedures to manage and control these risks;

     - implement and test the plan; and

     - adjust the plan on a continuing basis to account for changes in technology, the sensitivity of customer information, and internal or external threats to information security.

     Each institution may implement a security program appropriate to its size and complexity and the nature and scope of its operations.

     The guidelines outline specific security measures that institutions should consider in implementing a security program. A financial institution must adopt those security measures determined to be appropriate. The guidelines require the board of directors to oversee an institution's efforts to develop, implement, and maintain an effective information security program and approve written information security policies and programs. The guidelines are effective July 1, 2001.

REGULATION OF THE BANK

     As a federally chartered, SAIF insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments of the Bank must comply with various statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

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

     Insurance of Deposit Accounts. The SAIF, as administered by the FDIC, insures the Bank's deposit accounts up to the maximum amount permitted by law. The FDIC may terminate insurance of deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or the institution's primary regulator.

     The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system as of December 31, 2000, SAIF members pay within a range of 0 cents to 27 cents per $100 of domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately .0212% of insured deposits to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

     Regulatory Capital Requirements. OTS capital regulations require savings associations to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) leverage capital (core capital) equal to 4.0% of total adjusted assets for all but the most highly rated institutions, and (3) risk-based capital equal to 8.0% of total risk-based assets. The Bank must meet each of these standards in order to be deemed in compliance with OTS capital requirements. In addition, the OTS may require a savings association to maintain capital above the minimum capital levels.

     A savings association with a greater than "normal" level of interest rate exposure must deduct an interest rate risk ("IRR") component in calculating its total capital for purposes of determining whether it meets its risk-based capital requirement. Interest rate exposure is measured, generally, as the decline in an institution's net portfolio value that would result from a 200 basis point increase or decrease in market interest rates (whichever would result in a lower net portfolio value), divided by the estimated economic value of the savings association's assets. The interest rate risk component to be deducted from total capital is equal to one-half of the difference between an institution's measured exposure and "normal" IRR exposure (which is defined as 2%), multiplied by the estimated economic value of the institution's assets. In August 1995, the OTS indefinitely delayed implementation of its IRR regulation. Based on information voluntarily supplied to the OTS, at December 31, 2000, the Bank would not have been required to deduct an IRR component in calculating total risk-based capital had the IRR component of the capital regulations been in effect.

     These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings associations, upon a determination that the savings association's capital is or may become inadequate in view of its circumstances. The OTS regulations provide that higher individual minimum regulatory capital requirements may be appropriate in circumstances where, among others: (1) a savings association has a high degree of exposure to interest rate risk, prepayment risk, credit risk, concentration of credit risk, certain risks arising from nontraditional activities, or similar risks or a high proportion of off-balance sheet risk; (2) a savings association is growing, either internally or through acquisitions, at such a rate that certain supervisory concerns may be presented that OTS regulations do not address; and (3) a savings association may be adversely affected by activities or condition of its holding company, affiliates, subsidiaries, or other persons, or savings associations with which it has significant business relationships. The Bank has agreed to maintain minimum core capital and risk-based capital ratios of 6.5% and 11.0%, respectively.

     As shown below, the Bank's regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of December 31, 2000.

                                  TANGIBLE CAPITAL        CORE CAPITAL       RISK-BASED CAPITAL
                                 ------------------    ------------------    -------------------
                                  BALANCE       %       BALANCE       %       BALANCE        %
    (DOLLARS IN THOUSANDS)       ----------    ----    ----------    ----    ----------    -----
Stockholders' equity...........  $  140,387      --    $  140,387      --    $  140,387       --
Adjustments:
  General reserves.............          --      --            --      --        15,632       --
  Other(1).....................          --      --            --      --        (4,105)      --
                                 ----------    ----    ----------    ----    ----------    -----
Regulatory capital.............     140,387    8.01%      140,387    8.01%      151,914    12.23%
Regulatory capital
  requirements.................      26,279    1.50        70,078    4.00        99,407     8.00
                                 ----------    ----    ----------    ----    ----------    -----
Excess capital.................  $  114,108    6.51%   $   70,309    4.01%   $   52,507     4.23%
                                 ==========    ====    ==========    ====    ==========    =====
Adjusted assets(2).............  $1,751,960            $1,751,960            $1,242,588
                                 ==========            ==========            ==========

---------------
(1) Includes the portion of non-residential construction and land development loans that exceed a loan to value ratio of 80%.

(2) The term "adjusted assets" refers to (i) the term "adjusted total assets" as defined in 12 C.F.R. Section 567.1 (a) for purposes of tangible and core capital requirements, and (ii) the term "risk-weighted assets" as defined in 12 C.F.R. Section 567.5 (d) for purposes of the risk-based capital requirements.

     As a result of a number of federally insured financial institutions extending their risk selection standards to attract lower credit quality accounts due to such credits having higher interest rates and fees, in March 1999, the federal banking regulatory agencies jointly issued Interagency Guidelines on Subprime Lending. In addition, expanded guidelines were issued by the agencies on January 31, 2001. Subprime lending involves extending credit to individuals with less than perfect credit histories.

     These guidelines provide that if the risks associated with subprime lending are not properly controlled, the agencies consider subprime lending a high-risk activity that is unsafe and unsound. Specifically, the 2001 guidelines direct examiners to expect regulatory capital one and one-half to three times higher than that typically set aside for prime assets for institutions that:

     - have subprime asset concentration of 25% of Tier 1 capital or higher; or

     - have subprime portfolios experiencing rapid growth or adverse performance trends, administered by inexperienced management or having inadequate or weak controls.

     Based upon a review of the portfolio and credit and underwriting policies, the Bank has concluded that it does not currently engage in subprime lending and does not have a subprime lending program that would subject it to the higher capital requirements under the January 2001 guidelines. Although we believe we do not engage in subprime lending, we cannot determine whether our interpretation of the guidelines will be validated by the OTS after examination and whether, or to what extent, additional capital requirements will be imposed on us. Any requirement for us to maintain additional regulatory capital as a result of our activities in subprime lending could have an adverse affect on our future prospects and operations, and may restrict our ability to grow. If we are unable to comply with any new capital requirements imposed upon regulatory examination, we may be subject to the prompt corrective action regulations of the OTS.

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

     Proposed Capital Requirements for Community Institutions. In November 2000, the federal bank and thrift regulatory agencies requested public comment on an advance notice of proposed rulemaking that considers the establishment of a simplified regulatory capital framework for non-complex institutions.

     In the proposal, the agencies suggested criteria that could be used to determine eligibility for a simplified capital framework, such as the nature of a bank's activities, its asset size and its risk profile. In the advance notice, the agencies seek comment on possible minimum regulatory capital requirements for non-complex institutions, including a simplified risk-based ratio, a simple leverage ratio, or a leverage ratio modified to incorporate certain off-balance sheet exposures.

     The advance notice solicits public comment on the agencies' preliminary views. Comments were due on the proposal by February 1, 2001. Given the preliminary nature of the proposal, it is not possible to predict its impact on the Bank at this time.

     Prompt Corrective Action. The prompt corrective action regulation of the OTS requires certain mandatory actions and authorizes certain other discretionary actions to be taken by the OTS against a savings association that falls within certain undercapitalized capital categories specified in the regulation.

     The regulation establishes five categories of capital classification: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulation, the risk-based capital, leverage capital, and tangible capital ratios are used to determine an institution's capital classification. At December 31, 2000, the Bank met the capital requirements of a "well capitalized" institution under applicable OTS regulations.

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

     The Bank's actual capital amounts and ratios and the capital amounts and ratios for the Bank to meet the minimum capital requirements required by the OTS and to be categorized as "well capitalized" under the PCA Rules are presented in the table below.

                                                                                      TO BE WELL
                                                                                   CAPITALIZED UNDER
                                                                 FOR CAPITAL       PROMPT CORRECTIVE
                                               ACTUAL         ADEQUACY PURPOSES    ACTION PROVISIONS
                                          -----------------   ------------------   -----------------
                                           AMOUNT    RATIOS    AMOUNT    RATIOS     AMOUNT    RATIOS
         (DOLLARS IN THOUSANDS)           --------   ------   --------   -------   --------   ------
As of December 31, 2000:
  Total capital
  (to risk weighted assets).............  $151,914   12.23%   $99,407     8.00%    $124,259   10.00%
  Core capital
  (to adjusted tangible assets).........   140,387    8.01%    70,078     4.00%      87,598    5.00%
  Tangible capital
  (to adjusted tangible assets).........   140,387    8.01%    26,279     1.50%         n/a     n/a
  Tier 1 capital
  (to risk weighted assets).............   140,387   11.30%       n/a      n/a       74,555    6.00%

As of December 31, 1999:
  Total capital
  (to risk weighted assets).............  $139,815   12.50%   $89,468     8.00%    $111,835   10.00%
  Core capital
  (to adjusted tangible assets).........   127,160    8.05%    63,174     4.00%      78,967    5.00%
  Tangible capital
  (to adjusted tangible assets).........   127,160    8.05%    23,690     1.50%         n/a     n/a
  Tier 1 capital
  (to risk weighted assets).............   127,160   11.37%       n/a      n/a       67,101    6.00%

     Loans-to-One Borrower Limitations. Savings associations generally are subject to the lending limits applicable to national banks. With certain limited exceptions, the maximum amount that a savings association or a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Savings associations are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single family dwelling in the development does not exceed $500,000; (ii) the savings association is in compliance with its fully phased-in capital requirements;
(iii) the loans comply with applicable loan-to-value requirements, and (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. At December 31, 2000, the Bank's loans-to-one-borrower limit was $24.6 million based upon the 15% of unimpaired capital and surplus measurement. At December 31, 2000, the Bank's largest relationships consisted of one borrower with outstanding commitments of $19.9 million, which consisted of approximately 5 loans, with $9.6 million secured by commercial real estate in the Bank's lending area and $10.3 million secured by non-residential collateral. All were performing in accordance with their terms.

     Qualified Thrift Lender Test. Savings associations must meet a QTL test, which may be met either by maintaining a specified level of assets in qualified thrift investments as specified in HOLA or by meeting the definition of a "domestic building and loan association" in the Code. Qualified thrift investments are primarily residential mortgages and related investments, including certain mortgage-related securities. The required percentage of investments under HOLA is 65% of assets while the Code requires investments of 60% of assets. An association must be in compliance with the QTL test or the definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. The FHLB also relies on the QTL test. A savings association will only enjoy full borrowing privileges if the savings association is a QTL. As of December 31, 2000, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

     Affiliate Transactions. Transactions between a savings association and its "affiliates" are quantitatively and qualitatively restricted under the Federal Reserve Act. Affiliates of a savings association include, among other entities, the savings association's holding company and companies that are under common control with the savings association.

     In general, a savings association or its subsidiaries are limited in their ability to engage in certain "covered transactions" with affiliates to an amount equal to 10% of the association's capital and surplus, in the case of covered transactions with any one affiliate, and to an amount equal to 20% of such capital and surplus, in the case of covered transactions with all affiliates. In addition, a savings association and its subsidiaries may engage in covered transactions and certain other transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the savings association or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" includes a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; a purchase of assets from an affiliate, with certain exceptions; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate.

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

     Capital Distribution Limitations. OTS regulations impose limitations upon all capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The OTS recently adopted an amendment to these capital distribution limitations. Under the new rule, a savings association in some circumstances may be required to file an application and await approval from the OTS before it makes a capital distribution, may be required to file a notice 30 days prior to the capital distribution, or may be permitted to make the capital distribution without notice or application to the OTS.

     An application is required (1) if the savings association is not eligible for expedited treatment of its other applications under OTS regulations; (2) the total amount of all capital distributions (including the proposed capital distribution) for the applicable calendar year exceeds its net income for that year to date plus retained net income for the preceding two years; (3) the savings association would not be at least adequately capitalized, under the prompt corrective action regulations of the OTS following the distribution; or
(4) the savings association's proposed capital distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the savings association and the OTS (or the FDIC), or violate a condition imposed on the savings association in an OTS-approved application or notice.

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

     If neither the savings association nor the proposed capital distribution meet any of the above listed criteria, no application or notice is required for the savings association to make a capital distribution. The OTS may prohibit the proposed capital distribution that would otherwise be permitted if the OTS determines that the distribution would constitute an unsafe or unsound practice. Further, a savings association like the Bank cannot distribute regulatory capital that is needed for its liquidity.

     Activities of Subsidiaries. A savings association seeking to establish a new subsidiary, acquire control of an existing company or conduct a new activity through a subsidiary must provide 30 days prior notice to the FDIC and the OTS and conduct any activities of the subsidiary in compliance with regulations and orders of the OTS. The OTS has the power to require a savings association to divest any subsidiary or terminate any activity conducted by a subsidiary that the OTS determines to pose a serious threat to the financial safety, soundness or stability of the savings association or to be otherwise inconsistent with sound banking practices.

     Community Reinvestment Act and the Fair Lending Laws. Savings associations have a responsibility under the Community Reinvestment Act ("CRA") and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the "Fair Lending Laws") prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities and the denial of certain applications. In addition, an institution's failure to comply with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice.

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

     As a FHLB member, the Bank is required to own capital stock in a FHLB in an amount equal to the greater of: (i) 1% of its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year, (ii) 0.3% of total assets, or (iii) 5% of its FHLB advances (borrowings). At December 31, 2000, the Bank had $20.7 million in FHLB stock, which was in compliance with this requirement.

     Liquidity Requirements. Under OTS regulations, a savings association is required to maintain an average daily balance of liquid assets (including cash, certain time deposits and savings accounts, bankers' acceptances, certain government obligations, and certain other investments) in each calendar quarter of not less than 4% of either (1) its liquidity base (consisting of certain net withdrawable accounts plus short term borrowings) as of the end of the preceding calendar quarter, or (2) the average daily balance of its liquidity base during the preceding quarter. This liquidity requirement may be changed from time to time by the OTS to any amount between 4.0% to 10.0%, depending upon certain factors, including economic conditions and savings flows of all savings associations. The Bank maintains liquid assets in compliance with these regulations. Monetary penalties may be imposed upon an institution for violations of liquidity requirements. On March 14, 2001, the OTS issued an interim final rule that eliminates the 4% liquidity requirement and replaced it with a general requirement that thrifts maintain sufficient liquidity to ensure safety and soundness.

     Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 2000, the Bank was in compliance with these requirements.

OTHER REAL ESTATE LENDING STANDARDS

     The OTS and the other federal banking agencies have jointly adopted uniform rules on real estate lending and related Interagency Guidelines for Real Estate Lending Policies. The uniform rules require that associations adopt and maintain comprehensive written policies for real estate lending. The policies must reflect consideration of the Interagency Guidelines and must address relevant lending procedures, such as loan-to-value limitations, loan administration procedures, portfolio diversification standards and documentation, approval and reporting requirements. Although the final rule did not impose specific maximum loan-to-value ratios, the related Interagency Guidelines state that such ratio limits established by an individual association's board of directors should not exceed levels set forth in the Guidelines, which range from a maximum of 65% for loans secured by raw land to 85% for improved property. No limit is set for single family residential loans, but the guideline states that such loans exceeding a 95% loan-to-value ratio should have private mortgage insurance or some other form of credit enhancement. The Guidelines further permit a limited amount of loans that do not conform to these criteria.

EMPLOYEES

     The Company employed 270 full time equivalent persons at December 31, 2000. A union or collective bargaining group does not represent employees and the Company considers its employee relations to be satisfactory.

STATISTICAL FINANCIAL DATA

LOAN PORTFOLIO

  Loans Receivable

     The Company's loan portfolio is almost exclusively secured by real estate, concentrated in Southern California. The Bank's principal lending activities consist of single family residential, single family construction and income property lending. The composition of the net growth in loans, from $1.4 billion at December 31, 1999 to $1.6 billion at December 31, 2000, includes increases in net single family residential loans of $208.9 million and net income property loans of $36.4 million.

     The table below sets forth the composition of the Company's loan portfolio as of the dates indicated.

                                                                         DECEMBER 31,
                           --------------------------------------------------------------------------------------------------------
                                  2000                  1999                  1998                  1997                1996
                           -------------------   -------------------   -------------------   ------------------   -----------------
                            BALANCE       %       BALANCE       %       BALANCE       %       BALANCE      %      BALANCE      %
 (DOLLARS IN THOUSANDS)    ----------   ------   ----------   ------   ----------   ------   ---------   ------   --------   ------
Single family
  residential............  $  888,416    49.17%  $  683,250    40.99%  $  576,032    35.88%  $ 396,629    41.00%  $337,784    45.70%
Income property:
  Multi-family(1)........     253,039    14.00      222,616    13.36      250,876    15.62     225,738    23.33    220,707    29.86
  Commercial(1)..........     200,372    11.09      232,938    13.98      222,558    13.86     111,893    11.57     60,388     8.17
  Development (2)........     203,894    11.28      148,092     8.88       78,425     4.88       7,310     0.76         --       --
Single family
  construction:
  Single family
    residential(3).......     195,983    10.85      274,697    16.48      275,888    17.18     107,989    11.16     56,306     7.62
  Tract..................       3,495     0.19       24,056     1.44       85,942     5.35      68,653     7.10     33,791     4.57
Land(4)..................      46,520     2.57       59,095     3.55       69,581     4.33      39,475     4.08     14,513     1.96
Other....................      15,390     0.85       22,053     1.32       46,615     2.90       9,698     1.00     15,684     2.12
                           ----------   ------   ----------   ------   ----------   ------   ---------   ------   --------   ------
Gross loans
  receivable(5)..........   1,807,109   100.00%   1,666,797   100.00%   1,605,917   100.00%    967,385   100.00%   739,173   100.00%
                                        ======                ======                ======               ======              ======
Less:
  Undisbursed funds......    (171,789)             (196,249)             (256,096)            (108,683)            (46,646)
  Deferred (fees) and
    costs, net(6)........       2,197                (1,295)               (5,919)              (7,177)             (6,611)
  Allowance for estimated
    credit losses........     (29,450)              (24,285)              (17,111)             (13,274)            (13,515)
                           ----------            ----------            ----------            ---------            --------
Net loans receivable.....  $1,608,067            $1,444,968            $1,326,791            $ 838,251            $672,401
                           ==========            ==========            ==========            =========            ========

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

(4) The Company expects that a majority of these loans will be converted into construction loans, and the land secured loans repaid with the proceeds of these construction loans, within 12 months.

(5) Gross loans receivable includes the principal balance of loans outstanding, plus outstanding but unfunded loan commitments, predominantly in connection with construction loans.

(6) The balance in deferred fees moved from a deferred fee position to a deferred cost position due to higher broker fees resulting from increased single family residential loan volume.

     The table below sets forth the Company's loan portfolio diversification by size.

                                                               YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------
                                                             2000                    1999
                                                     --------------------    --------------------
                                                     NO. OF      GROSS       NO. OF      GROSS
                                                     LOANS     COMMITMENT    LOANS     COMMITMENT
              (DOLLARS IN THOUSANDS)                 ------    ----------    ------    ----------
Loans in excess of $10.0 million:
  Single family residential........................    --      $       --       1      $   13,000
  Income property:
     Multi-family..................................    --              --      --              --
     Commercial....................................     2          22,027       3          32,622
     Development...................................     5          59,707       3          33,900
  Other............................................    --              --       1          16,000
                                                       --      ----------      --      ----------
                                                        7      $   81,734       8      $   95,522
                                                       ==      ==========      ==      ==========
     Percentage of total gross loans...............                  4.52%                   5.73%
Loans between $5.0 and $10.0 million:
  Single family residential........................     5      $   33,073       7      $   39,364
  Income property:
     Multi-family..................................    --              --       1           6,655
     Commercial....................................     8          55,568       9          65,998
     Development...................................    13          90,672      11          71,049
  Single family construction:
     Single family residential.....................     2          14,300       4          24,812
     Tract.........................................    --              --       2          11,040
  Land.............................................     1           6,501       1           6,501
  Other............................................     1           7,500       3          27,466
                                                       --      ----------      --      ----------
                                                       30      $  207,614      38      $  252,885
                                                       ==      ==========      ==      ==========
     Percentage of total gross loans...............                 11.49%                  15.17%
Loans less than $5.0 million.......................            $1,517,761              $1,318,390
                                                               ----------              ----------
     Gross loans receivable........................            $1,807,109              $1,666,797
                                                               ==========              ==========

     The table below sets forth the Company's net loan portfolio composition, excluding net deferred fees and costs, as of the dates indicated.

                                             DECEMBER 31, 2000        DECEMBER 31, 1999
                                           ---------------------    ---------------------
                                            BALANCE      PERCENT     BALANCE      PERCENT
         (DOLLARS IN THOUSANDS)            ----------    -------    ----------    -------
Single family residential................  $  883,814     54.04%    $  674,917     45.90%
Income property:
  Multi-family...........................     251,995     15.41%       222,142     15.11%
  Commercial.............................     187,680     11.48%       212,100     14.42%
  Development............................     130,263      7.97%        99,296      6.75%
Single family construction:
  Single family residential..............     127,630      7.80%       198,066     13.47%
Land.....................................      45,450      2.78%        50,161      3.41%
Other....................................       8,488      0.52%        13,866      0.94%
                                           ----------    ------     ----------    ------
          Total..........................  $1,635,320    100.00%    $1,470,548    100.00%
                                           ==========    ======     ==========    ======

  Single Family Residential Loans

     The Bank offers first mortgage loans secured by single family (one-to-four unit) residential properties located in the Bank's primary lending area of Southern California. At December 31, 2000, $888.4 million, or 49.17% of the total gross loan portfolio was secured by single family residential properties with an average loan size of $0.5 million, compared to $683.3 million, or 40.99% of the total gross loan portfolio at December 31, 1999.

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

  Income Property Multi-family and Commercial Loans

     The Company originates loans secured by multi-family properties and commercial properties, such as office buildings, retail properties, industrial properties and various special purpose properties. The Company generates a majority of its new income property loan opportunities through contact with, and submissions by, independent mortgage loan brokers. However, a growing proportion of the Company's new business is derived from existing customer relationships or through referrals from existing customers. The Company competes for such loans by providing highly responsive transaction execution, specialized market knowledge and expertise and a high customer service orientation. Multi-family and commercial loans accounted for $253.0 million or 14.00% and $200.4 million or 11.09%, respectively, of the Bank's total gross loan portfolio at December 31, 2000. The average loan size of the income producing properties portfolio was $3.0 million at December 31, 2000. At December 31, 1999, multi-family and commercial real estate loans consisted of $222.6 million or 13.36% and $232.9 million or 13.98%, respectively, of the Bank's total gross loan portfolio.

  Income Property -- Development Loans

     Commencing in 1998, the Company has pursued financing opportunities involving (1) the acquisition of land and the construction of income-producing improvements thereon or (2) the acquisition and substantial renovation of existing, income-producing properties. To date, the Company has focused on loans for apartment building construction (primarily located in the West Los Angeles area) and the renovation of existing commercial real estate improvements located throughout Los Angeles County. At December 31, 2000, income property development loans accounted for $203.9 million, or 11.28% of the Bank's total gross loan portfolio compared to $148.1 million, or 8.88% of the Bank's total gross loan portfolio at December 31, 1999.

  Single Family Construction

     The Company provides individual home construction financing, primarily to local builders and, to a much lesser extent, homeowners. Generally, the Company finances the construction of luxury custom homes throughout the coastal region of Southern California and elsewhere within the Company's market area. A majority of the Company's single family construction -- residential loans are sourced through standing relationships between the Company's loan officers and local builders and, therefore, do not typically involve mortgage brokers.

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

     The Company's single family construction residential loans have initial terms of 12 to 24 months, with an option for the borrower to extend the loan for up to six months, subject to the Company's then current evaluation of the status of construction, costs to and at completion, the as-completed valuation of the property, and other factors. Single family construction residential homes accounted for $196.0 million, or 10.85% of the total gross loan portfolio at December 31, 2000, with an average loan size of $1.4 million, compared to $274.7 million, or 16.48% of the total gross loan portfolio at December 31, 1999.

     In 2001, the Company plans to introduce a construction to permanent loan program targeted at owner-occupied properties.

  Single Family Construction -- Tract Loans

     In the past, the Company provided financing to small-to-medium-sized developers of residential subdivisions located throughout Southern California. Generally, the Company's tract loans finance land acquisition, site development and home construction.

     Except for very small subdivisions (i.e., generally developments involving 10 or fewer homes), the Company generally structured its tract loans such that it will separately finance land acquisition and site development, and the individual phased construction of homes. In connection with these multi-phase developments, the Company does not commit to finance more than one phase of the development at a time, and fully underwrites future phases at such time as the borrower makes their financing request. Generally, the Company's tract loans carried a loan term of 12 months, with built-in options to extend the loan for up to an additional six months. As finished homes are sold, the Company generally receives substantially all of the proceeds from sales until its loan is fully repaid.

     At December 31, 2000, tract loans accounted for $3.5 million, or 0.19% of the Bank's total gross loan portfolio compared to $24.1 million, or 1.44% of the Bank's total gross loan portfolio at December 31, 1999. The decrease in tract loans reflects the Bank's decision to cease the origination of such loans for its portfolio, which was announced during the fourth quarter of 1998.

  Consumer Lending

     In December 2000, the Bank launched a new consumer lending product. This new product offers automobile, recreational vehicle and boat loans, personal unsecured loans and personal unsecured lines of credit to its retail customers through a correspondent lending relationship and receives fee income based upon originations. This product was introduced to offer a greater range of services to our customers, which will assist the Bank in achieving greater franchise value through an expansion of the products and services we offer our retail customers.

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

                                                           YEAR ENDED DECEMBER 31,
                                          ---------------------------------------------------------
                                                2000                1999                1998
                                          -----------------   -----------------   -----------------
         (DOLLARS IN THOUSANDS)            AMOUNT      %       AMOUNT      %       AMOUNT      %
         ----------------------           --------   ------   --------   ------   --------   ------
Single family residential(1)............  $361,034    47.36%  $293,600    42.03%  $302,600    31.37%
Income property:
  Multi-family(2).......................    63,366     8.32     21,800     3.12     64,800     6.72
  Commercial(3).........................    66,118     8.68     61,400     8.79    125,900    13.05
  Development(4)........................   116,123    15.24     86,400    12.37     81,200     8.42
Single family construction:
  Single family residential(5)..........   121,279    15.92    164,100    23.49    220,400    22.85
  Tract(6)..............................        --       --     12,100     1.73     57,100     5.92
Land(7).................................    34,063     4.47     51,500     7.37     98,500    10.21
Other(8)................................        49     0.01      7,700     1.10     14,100     1.46
                                          --------   ------   --------   ------   --------   ------
          Total.........................  $762,032   100.00%  $698,600   100.00%  $964,600   100.00%
                                          ========   ======   ========   ======   ========   ======

---------------
(1) Includes unfunded commitments of $0.3 million, $0.4 million and $5.3 million at December 31, 2000, 1999 and 1998, respectively.

(2) Includes unfunded commitments of $0.5 million at December 31, 2000. There were no unfunded commitments at December 31, 1999. Includes $1.7 million of financings provided in connection with sales of previously foreclosed properties for 1998.

(3) Includes unfunded commitments of $0.9 million, $13.1 million and $16.4 million at December 31, 2000, 1999 and 1998, respectively.

(4) Includes unfunded commitments of $64.9 million, $40.2 million and $17.5 million at December 31, 2000, 1999 and 1998, respectively.

(5) Includes unfunded commitments of $64.8 million, $72.3 million and $109.8 million at December 31, 2000, 1999 and 1998, respectively.

(6) There were no unfunded commitments at December 31, 2000. Includes unfunded commitments of $2.5 million and $34.7 million at December 31, 1999 and 1998, respectively.

(7) Includes unfunded commitments of $0.4 million, $4.0 million and $12.9 million at December 31, 2000, 1999 and 1998, respectively.

(8) There were no unfunded commitments at December 31, 2000. Includes unfunded commitments of $7.5 million and $1.2 million at December 31, 1999 and 1998, respectively.

     The table below sets forth, by contractual maturity, the Company's loan portfolio at December 31, 2000. The table below is based on contractual loan maturities and does not consider amortization and prepayments of loan principal.

                                                                      MATURING IN:
                                              ------------------------------------------------------------
                                                             OVER         OVER
                                                           ONE YEAR    FIVE YEARS                 TOTAL
                                              LESS THAN    THROUGH      THROUGH       OVER        LOANS
                                              ONE YEAR    FIVE YEARS   TEN YEARS    TEN YEARS   RECEIVABLE
           (DOLLARS IN THOUSANDS)             ---------   ----------   ----------   ---------   ----------
Single family residential...................  $ 18,164     $ 39,713     $256,223    $574,316    $  888,416
Income property:
  Multi-family..............................     1,261       52,186      112,801      86,791       253,039
  Commercial................................    18,958       67,370      111,811       2,233       200,372
  Development...............................   203,894           --           --          --       203,894
Single family construction:
  Single family residential.................   195,983           --           --          --       195,983
  Tract.....................................     3,495           --           --          --         3,495
Land........................................    34,487        8,459        3,353         221        46,520
Other.......................................     9,910        3,261           --       2,219        15,390
                                              --------     --------     --------    --------    ----------
Gross loans receivable(1)...................  $486,152     $170,989     $484,188    $665,780     1,807,109
                                              ========     ========     ========    ========    ==========
Less:
  Undisbursed funds.........................                                                      (171,789)
  Deferred (fees) and costs, net............                                                         2,197
  Allowance for estimated credit losses.....                                                       (29,450)
                                                                                                ----------
Net loans receivable........................                                                    $1,608,067
                                                                                                ==========

---------------
(1) Gross loans receivable includes the principal balance of loans outstanding plus outstanding but unfunded loan commitments, predominantly in connection with construction loans.

ASSET QUALITY

     The Company has an asset review and classification system to establish specific and general allowances for estimated credit losses and to classify assets and groups of assets. The Company's problem asset classifications are discussed below.

NONACCRUAL LOANS

     As a matter of policy, the Company generally ceases to accrue interest on any loan with respect to which the loan's contractual payments are more than 90 days past due, as well as loans classified substandard for which interest payment reserves were established from loan funds rather than borrower funds. In addition, interest is not recognized on any loan for which management has determined that collection of the Company's investment in the loan is not reasonably assured.

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

     The Company automatically classifies as substandard (1) real estate owned ("REO"), (2) loans delinquent 90 or more days, and (3) other loans that have been adversely classified pursuant to OTS regulations and guidelines ("performing/classified"). Performing loans are classified consistent with the Company's classification policies.

     The table below sets forth information concerning the Company's risk elements as of the dates indicated. Classified assets include REO, nonaccrual loans and performing loans which have been adversely classified pursuant to the Company's classification policies and OTS regulations and guidelines ("performing/ classified" loans).

                                                                 DECEMBER 31,
                                          ----------------------------------------------------------
                                             2000         1999         1998        1997       1996
         (DOLLARS IN THOUSANDS)           ----------   ----------   ----------   --------   --------
Risk elements:
  Nonaccrual loans......................  $   31,601   $   44,031   $   47,688   $ 15,396   $ 28,624
  Real estate owned, net................       2,859        5,587        4,070      9,859     20,140
                                          ----------   ----------   ----------   --------   --------
                                              34,460       49,618       51,758     25,255     48,764
  Performing loans classified
     substandard or lower(1)............      40,642       25,646       45,397     35,845     45,088
                                          ----------   ----------   ----------   --------   --------
     Total classified assets............  $   75,102   $   75,264   $   97,155   $ 61,100   $ 93,852
                                          ==========   ==========   ==========   ========   ========
     Total classified loans.............  $   72,243   $   69,677   $   93,085   $ 51,241   $ 73,712
                                          ==========   ==========   ==========   ========   ========
Loans restructured and paying in
  accordance with modified terms(2).....  $   14,933   $   15,394   $   27,334   $ 25,631   $ 22,446
                                          ==========   ==========   ==========   ========   ========
Gross loans before allowance for
  estimated credit losses...............  $1,637,517   $1,469,253   $1,343,902   $851,525   $685,916
                                          ==========   ==========   ==========   ========   ========
Loans receivable, net of specific
  reserves and deferred fees............  $1,631,721   $1,468,445   $1,338,718   $847,647   $683,731
                                          ==========   ==========   ==========   ========   ========
Delinquent Loans
  30 - 89 days..........................  $   12,407   $    9,063   $   37,308   $  4,435   $ 10,082
  90 + days.............................      14,509       14,916       13,832     10,793     16,643
                                          ----------   ----------   ----------   --------   --------
     Total delinquent loans.............  $   26,916   $   23,979   $   51,140   $ 15,228   $ 26,725
                                          ==========   ==========   ==========   ========   ========
Allowance for estimated credit losses:
  General...............................  $   23,654   $   23,477   $   11,927   $  9,396   $ 11,330
  Specific..............................       5,796          808        5,184      3,878      2,185
                                          ----------   ----------   ----------   --------   --------
     Total allowance for estimated
       credit losses....................  $   29,450   $   24,285   $   17,111   $ 13,274   $ 13,515
                                          ==========   ==========   ==========   ========   ========
     Total allowance for estimated
       credit losses to loans
       receivable, net of specific
       reserves and deferred fees.......        1.80%        1.65%        1.28%      1.57%      1.98%
                                          ==========   ==========   ==========   ========   ========
     Total general allowance for
       estimated credit losses to loans
       receivable, net of specific
       reserves and deferred fees.......        1.45%        1.60%        0.89%      1.11%      1.66%
                                          ==========   ==========   ==========   ========   ========
Core capital............................  $  140,387   $  127,160   $  108,673   $ 69,906   $ 52,803
                                          ==========   ==========   ==========   ========   ========
Risk-based capital......................  $  151,914   $  139,815   $  119,400   $ 78,454   $ 59,560
                                          ==========   ==========   ==========   ========   ========
Ratio of classified assets to:
  Loans receivable, net of specific
     reserves and deferred fees.........        4.60%        5.13%        7.26%      7.21%     13.73%
                                          ==========   ==========   ==========   ========   ========
  Bank core capital and general
     allowance for estimated credit
     losses.............................       45.78%       49.96%       80.56%     77.05%    146.34%
                                          ==========   ==========   ==========   ========   ========
  Core capital..........................       53.50%       59.19%       89.40%     87.40%    177.74%
                                          ==========   ==========   ==========   ========   ========
  Risk-based capital....................       49.44%       53.83%       81.37%     77.88%    157.58%
                                          ==========   ==========   ==========   ========   ========

---------------
(1) Excludes nonaccrual

(2) Troubled debt restructured loans ("TDRs") not classified and not on nonaccrual

     Nonaccrual loans totaled $31.6 million at December 31, 2000 (or 1.80% of total assets), compared with nonaccrual loans of $44.0 million (or 2.78% of total assets) at December 31, 1999. Included in nonaccrual loans at December 31, 2000, were five single family residential loans with balances of $1.0 million or more representing $11.0 million, or 34.91% of total nonaccrual loans. The average loan to value ("LTV") for these five loans was 67.76%. Nonaccrual loans also consisted of one income property construction loan with a balance of $11.0 million, or 34.77% of total nonaccrual loans. In December 2000, the Bank reclassified $5.2 million of the general valuation allowance to the specific allowance as a result of an internal valuation analysis performed on this income property development loan secured by a retail center in Riverside County, California, whose major tenant filed for Chapter 11 bankruptcy protection. As a result, the Bank placed this loan on nonaccrual status. Subsequent to December 31, 2000, $4.5 million, or 14.26% of total nonaccrual loans, consisting of one land loan with a balance of $3.4 million and one single family construction loan with a balance of $1.1 million, paid off. Other classified loans were $40.6 million at December 31, 2000, compared with $25.6 million at December 31, 1999. Subsequent to December 31, 2000, there was one new nonaccrual single family residential loan with a balance of $2.3 million. Delinquent loans totaled $26.9 million at December 31, 2000, compared with $24.0 million at December 31, 1999.

     The table below sets forth information concerning the Company's gross classified loans, by category, as of December 31, 2000.

                                                 DELINQUENT LOANS           OTHER
                                           ----------------------------   NONACCRUAL   PERFORMING
                                           90 + DAYS    30 - 89 DAYS(1)    LOANS(2)      LOANS       TOTAL
         (DOLLARS IN THOUSANDS)            ----------   ---------------   ----------   ----------   -------
Single family residential................   $ 9,682         $4,222         $ 3,665      $ 8,740     $26,309
Income property:
  Multi-family...........................        --             --              --           --          --
  Commercial.............................        --          3,061              --       10,696      13,757
  Development............................        --             --          10,987           --      10,987
Single family construction:
  Single family residential..............       879             --           1,833        7,567      10,279
  Tract..................................        --             --              --        3,464       3,464
Land.....................................     3,930             --              --        3,499       7,429
Other....................................        18             --              --           --          18
                                            -------         ------         -------      -------     -------
  Gross classified loans.................   $14,509         $7,283         $16,485      $33,966     $72,243
                                            =======         ======         =======      =======     =======

---------------
(1) Includes $0.5 million in loans on nonaccrual status.

(2) Includes loans that have been restructured and are paying as agreed.

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

     Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss has occurred.

     Executive management reviews these conditions quarterly in discussion with senior credit officers. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment.

     The table below summarizes the Company's allowance for estimated credit losses by category for the periods indicated.

                                                              DECEMBER 31,
                                           ---------------------------------------------------
                                            2000       1999       1998       1997       1996
         (DOLLARS IN THOUSANDS)            -------    -------    -------    -------    -------
Dollars:
  Single family residential..............  $ 8,075    $ 7,095    $ 7,836    $ 6,671    $ 6,476
  Income property:
     Multi-family........................      906        646      1,063      2,000      4,786
     Commercial..........................    4,236      6,907      4,334      2,252      1,150
     Development.........................    7,877      2,067        354         --         --
  Single family construction:
     Single family residential...........    4,382      3,946        789        503        168
     Tract...............................      693        855      1,092        817        338
  Land...................................    1,914      1,470        293        162        167
  Other..................................      260        311      1,082        226         --
  Unallocated............................    1,107        988        268        643        430
                                           -------    -------    -------    -------    -------
          Total..........................  $29,450    $24,285    $17,111    $13,274    $13,515
                                           =======    =======    =======    =======    =======
Percentage of year end allowance:
  Single family residential..............    27.42%     29.22%     45.80%     50.26%     47.92%
  Income property:
     Multi-family........................     3.08       2.66       6.21      15.07      35.41
     Commercial..........................    14.38      28.44      25.33      16.97       8.51
     Development.........................    26.75       8.51       2.07         --         --
  Single family construction:
     Single family residential...........    14.88      16.25       4.61       3.79       1.24
     Tract...............................     2.35       3.52       6.38       6.15       2.50
  Land...................................     6.50       6.05       1.71       1.22       1.24
  Other..................................     0.88       1.28       6.32       1.70         --
  Unallocated............................     3.76       4.07       1.57       4.84       3.18
                                           -------    -------    -------    -------    -------
          Total..........................   100.00%    100.00%    100.00%    100.00%    100.00%
                                           =======    =======    =======    =======    =======
Percentage of reserves to total gross
  loans (1) by category:
  Single family residential..............     0.91%      1.04%      1.36%      1.68%      1.92%
  Income property:
     Multi-family........................     0.36       0.29       0.42       0.89       2.17
     Commercial..........................     2.11       2.97       1.95       2.01       1.90
     Development.........................     3.86       1.40       0.45         --         --
  Single family construction:
     Single family residential...........     2.24       1.44       0.29       0.47       0.30
     Tract...............................    19.83       3.55       1.27       1.19       1.00
  Land...................................     4.11       2.49       0.42       0.41       1.15
  Other..................................     1.69       1.41       2.32       2.33         --
  Unallocated............................      n/a        n/a        n/a        n/a        n/a
          Total..........................     1.63%      1.46%      1.07%      1.37%      1.83%

---------------
(1) Percent of allowance for estimated credit losses to gross loan commitments, which include the outstanding but undisbursed portion of such commitments. The change in the percentage of reserves to total loans by category is a result of different levels of classified assets within each category.

     Unallocated reserves are established based on management's judgment in order to appropriately reflect the presence of indicators of inherent losses that are not fully reflected in the historical loss information and analysis used in the development of allocated reserves.

     The table below summarizes the activity of the Company's allowance for estimated credit losses for the periods indicated.

                                                     YEAR ENDED DECEMBER 31,
                                  --------------------------------------------------------------
                                     2000          1999          1998         1997        1996
     (DOLLARS IN THOUSANDS)       ----------    ----------    ----------    --------    --------
Average loans outstanding.......  $1,547,206    $1,411,697    $1,081,382    $745,197    $671,365
                                  ==========    ==========    ==========    ========    ========
Total allowance for estimated
  credit losses at beginning of
  period........................  $   24,285    $   17,111    $   13,274    $ 13,515    $ 15,192
Provision for credit losses.....       6,000        12,000         7,135       5,137       6,067
Charge-offs:
  Single family residential.....        (354)       (1,910)       (1,178)     (3,472)     (3,103)
  Income property:
     Multi-family...............          --          (186)       (1,038)     (1,745)     (4,641)
     Commercial.................        (573)         (512)         (815)         --          --
  Single family construction:
     Single family
       residential..............          --            --          (267)         --          --
     Tract......................        (147)           --            --          --          --
  Land..........................          --        (1,140)           --        (150)         --
  Other.........................         (10)       (1,124)           --         (11)         --
Recoveries:
  Single family residential.....          --            --            --          --          --
  Income property:
     Multi-family...............          --            --            --          --          --
     Commercial.................          --            --            --          --          --
  Single family construction:
     Single family
       residential..............          --            --            --          --          --
     Tract......................          --            --            --          --          --
  Land..........................          --            --            --          --          --
  Other.........................         249            46            --          --          --
                                  ----------    ----------    ----------    --------    --------
Net charge-offs.................        (835)       (4,826)       (3,298)     (5,378)     (7,744)
                                  ----------    ----------    ----------    --------    --------
Total allowance for estimated
  credit losses at end of
  period........................  $   29,450    $   24,285    $   17,111    $ 13,274    $ 13,515
                                  ==========    ==========    ==========    ========    ========
Ratio of net charge-offs to
  average loans outstanding
  during the period.............        0.05%         0.34%         0.30%       0.72%       1.15%
Ratio of allowance to average
  loans outstanding.............        1.90%         1.72%         1.58%       1.78%       2.01%

REAL ESTATE OWNED

     Real estate acquired in satisfaction of loans is transferred to REO at estimated fair values, less any estimated disposal costs. The difference between the fair value of the real estate collateral and the loan balance at the time of transfer is recorded as a loan charge off if fair value is lower. Any subsequent declines in the fair value of the REO after the date of transfer are recorded through a write-down of the asset or through the establishment of, or additions to specific reserves. The Company's investment in REO decreased from $5.6 million to $2.9 million, or 48.83%, from December 31, 1999 to 2000, respectively.

     The table below summarizes the composition of the Company's portfolio of real estate owned properties as of the dates indicated.

                                                                  DECEMBER 31,
                                                           --------------------------
                                                            2000      1999      1998
                 (DOLLARS IN THOUSANDS)                    ------    ------    ------
Single family residential................................  $2,859    $1,218    $2,509
Income property:
  Multi-family...........................................      --        --       213
  Commercial.............................................      --        --     1,393
Land.....................................................      --     4,398(1)     --
                                                           ------    ------    ------
Gross investment.........................................   2,859     5,616     4,115
  Allowance for estimated losses.........................      --      (29)       (45)
                                                           ------    ------    ------
Real estate owned, net...................................  $2,859    $5,587    $4,070
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

     The table below summarizes the changes in valuation of the REO portfolio for the periods indicated.

                                                          YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------
                                               2000    1999     1998        1997       1996
           (DOLLARS IN THOUSANDS)              ----    ----    -------    --------    -------
Total allowance for estimated losses at
  beginning of period........................  $ 29    $ 45    $ 2,563    $ 11,871    $15,725
  Provision for estimated losses.............    --      80         60         913      4,933
  Charge-offs................................   (29)    (96)    (2,578)    (10,221)    (8,787)
                                               ----    ----    -------    --------    -------
Total allowance for estimated losses at end
  of period..................................  $ --    $ 29    $    45    $  2,563    $11,871
                                               ====    ====    =======    ========    =======

INVESTMENT SECURITIES

     The Company has authority to invest in a variety of investment securities, including U.S. Government and agency securities, mortgage-backed securities and corporate securities. However, in recent years the Company's strategy has been to deploy its assets through loan originations, rather than purchases of investment securities. As a result, the investment activity has been steadily decreasing over the last six years, and during 2000 and 1999 there was no investment activity. Subsequent to the Company's stock offering in the third quarter of 1998, the Company utilized the $27.6 million of proceeds to purchase $27.9 million in FNMA discount notes, $5.0 million of which matured in September 1998 and $22.9 million of which matured in December 1998. During 1998, the Company sold $596,000 in mutual funds. The Company classifies all securities acquired as available-for-sale under generally accepted accounting principles, and thus the securities were carried at fair value, with unrealized gains and losses excluded from income and reported as a separate component of stockholders' equity, net of taxes.

SOURCES OF FUNDS

     The Company's principal sources of funds in recent years have been deposits obtained on a retail basis through its branch offices and, to a lesser extent, advances from the FHLB. In addition, funds have been obtained from maturities and repayments of loans and securities, and sales of loans, securities and other assets, including real estate owned.

DEPOSITS

     At December 31, 2000, the Company operated seven retail-banking locations with three primary product lines; (1) checking and savings accounts, (2) money market accounts, and (3) certificates of deposit. Five of these branches are located in the South Bay area of Los Angeles County, one is located in the San Fernando Valley area of Los Angeles County and the other is located near the border of Los Angeles and Ventura Counties. At December 31, 2000, the Company's retail branches carried average deposit balances of $277.6 million and $131.9 million in the Valley and South Bay regions, respectively, which is substantially higher than most local banking companies. The Company does not operate a money desk or otherwise solicit Brokered Deposits.

     The Company has several types of deposit accounts principally designed to attract short term deposits. The table below summarizes the twelve month average on deposits and the weighted average interest costs incurred thereon during the periods indicated. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Net Interest Income."

                                           2000                                1999                               1998
                             --------------------------------    --------------------------------    ------------------------------
                                          WEIGHTED                            WEIGHTED                          WEIGHTED
                                          AVERAGE    PERCENT                  AVERAGE    PERCENT                AVERAGE    PERCENT
                               AMOUNT       COST     OF TOTAL      AMOUNT       COST     OF TOTAL     AMOUNT      COST     OF TOTAL
  (DOLLARS IN THOUSANDS)     ----------   --------   --------    ----------   --------   --------    --------   --------   --------
Noninterest checking.......  $   31,174       --        2.67%    $   24,469       --        2.32%    $ 13,378       --        1.47%
Checking/NOW...............      39,609     2.46%       3.39         35,105     2.16%       3.33       25,912     2.62%       2.85
Passbook...................      26,658     2.18%       2.28         27,666     3.31%       2.62       73,190     4.04%       8.06
Money market...............     180,815     4.99%      15.46        156,538     4.37%      14.85       22,487     3.19%       2.48
Certificates of
  deposit(1)...............     891,037     5.94%      76.20        810,392     5.22%      76.88      772,748     5.60%      85.14
                             ----------              -------     ----------              -------     --------              -------
        Total..............  $1,169,293     5.58%     100.00%    $1,054,170     4.94%     100.00%    $907,715     5.33%     100.00%
                             ==========              =======     ==========              =======     ========              =======

---------------
(1) See "Note 7 -- Deposits" for certificates of deposit with balances
    >$100,000.

FHLB ADVANCES

     The FHLB system functions as a source of credit to savings institutions which are members. Advances are secured by the Company's mortgage loans and the capital stock of the FHLB owned by the Company. Subject to the FHLB's advance policies and requirements, these advances can be requested for any business purpose in which the Company is authorized to engage. In granting advances, the FHLB considers a member's creditworthiness and other relevant factors. At December 31, 2000, the Company had an approved line of credit with the FHLB for a maximum advance of up to 35% of total assets ($613.2 million as of December 31, 2000) based on qualifying collateral. At December 31, 2000, the Company had ten FHLB advances outstanding totaling $384.0 million which had a weighted averaged interest rate of 5.98% and a weighted average remaining maturity of 4 years and 2 months.

SENIOR NOTES

     On December 31, 1997, the Company issued $40.0 million of Senior Notes due 2004 ("1997 Senior Notes") in a private placement (the "1997 Offering"), which included registration rights. Concurrent with the completion of the 1997 Offering, the Company prepaid all of its 1995 Senior Notes and redeemed all of its Series A Preferred Stock. The 1997 Senior Notes bear interest payable semiannually at the stated interest rate of 12.50%. On or after December 31, 2002, the 1997 Senior Notes will be redeemable at any time at the option of the Company, in whole or in part, at the redemption price of 106.25% for the twelve month period beginning December 31, 2002, and 103.125% beginning December 31, 2003 and thereafter until maturity.

     In November 2000, the Company repurchased $642,000 of its 1997 Senior Notes at an average price of 96.2% of par value. As of March 23, 2001, the Company repurchased $2.1 million of its 1997 Senior Notes at an average price of 99.6% of par value.

OTHER

     On March 28, 2001, HFC Capital Trust I (the "Trust"), a statutory business trust and wholly owned subsidiary of the Company, issued in a private placement transaction $9.0 million of 10.18% capital securities (the "Capital Securities"), which represent undivided preferred beneficial interests in the assets of the Trust. The Company is the owner of all the beneficial interests represented by the common securities of the Trust (the "Common Securities") together with the Capital Securities (the "Trust Securities"). The Trust exists for the sole purpose of issuing the Trust Securities and investing the proceeds thereof in 10.18% junior subordinated deferrable interest debentures (the "Junior Subordinated Debentures") issued by the Company and engaging in certain other limited activities. The Junior Subordinated Debentures held by the Trust will mature on June 8, 2031, at which time the Company is obligated to redeem the Capital Securities.

     The Company intends to use the proceeds to repurchase some of its outstanding 12.50% 1997 Senior Notes due 2004 in order to reduce its overall interest costs. To the extent that the Company is unable to use the full amount of the proceeds to repurchase 1997 Senior Notes, the capital will be used to repurchase Common Stock or to fund acquisitions of complementary lines of business. Some portion of the proceeds may be invested in the Bank to support future growth. Pending use of the proceeds as described above, the proceeds will be invested in short term investments.

ITEM 2. PROPERTIES

     As of December 31, 2000, the Company had seven leased and two wholly owned properties. The leased properties included its corporate headquarters, five branch offices (two of which were ground leases for sites on which the Company has built branch offices), and one warehouse. All of the properties owned or leased by the Company are in Southern California.

     The following table summarizes the Company's owned and leased properties at December 31, 2000 and, with respect to leased properties, highlights the principal terms and net book values of the owned properties and leasehold improvements. None of the leases contain any unusual terms and are all "net" or "triple net" leases.

                                     EXPIRATION      RENEWAL      MONTHLY     SQUARE       NET
                                      OF TERM        OPTIONS       RENTAL      FEET     BOOK VALUE
                                     ----------    -----------    --------    ------    ----------
Leased:
  El Segundo Corporate.............   11/30/05      One 5-year    $104,149    61,190     $579,114
  Torrance Branch..................   12/31/01      One 5-year      18,578     7,343       66,925
  Westlake Branch..................   06/30/10      Two 5-year      14,245     7,700      129,106
  Manhattan Beach Branch...........   10/30/10     Four 5-year       4,590     4,590           --
  Warehouse........................   06/30/01      Two 3-year       4,000    10,000       57,834
  Tarzana Branch...................   01/31/05     Five 5-year       3,589     3,352           --
  Redondo Beach Branch.............   04/30/04      Two 5-year       3,857     1,403       82,853
                                                                  --------    ------     --------
          Total....................                               $153,008    95,578     $915,832
                                                                  ========    ======     ========
Owned:
  Hawthorne Branch.................                                           10,000     $170,896
  Westchester Branch...............                                            8,800      367,833
  Manhattan Beach Branch (building
     only)(1)......................                                            4,590       35,804
  Tarzana Branch (building
     only)(1)......................                                            3,352        3,787
                                                                              ------     --------
          Total....................                                           26,742     $578,320
                                                                              ======     ========

---------------
(1) Ground lease only; building and improvements are owned by the Company but revert to the landlord upon termination of the lease.

     The Bank utilizes a client-server computer system with use of various third-party vendors' software for retail deposit operations, loan servicing, accounting and loan origination functions. The net book value of the

Bank's electronic data processing equipment, including personal computers and software, was $1.1 million at December 31, 2000.

     At December 31, 2000, the net book values of the Company's office property, and furniture, fixtures and equipment, excluding data processing equipment, were $3.7 million. See Note 6 of the Notes to Consolidated Financial Statements. The Company believes that all of the above facilities are in good condition and are adequate for the Company's present operations.

ITEM 3. LEGAL PROCEEDINGS

LITIGATION

     The Bank is a defendant in a construction defect case entitled Marine Village Townhomes Homeowners' Association v. Hawthorne Savings and Loan Association that was filed in the Superior Court of the State of California, County of Los Angeles. In this action, Plaintiffs allege, under several theories of recovery, that the Bank was responsible for construction defects in a multi-unit condominium complex, and further alleges fraud by the Bank in connection with the sales of the condominiums. The Bank initially provided a construction loan to the developer, but took over the completion of a portion of the projects after the developer defaulted. Plaintiffs are seeking damages of approximately $3.3 million, plus punitive damages. The Bank has denied that it is responsible for all of the defects Plaintiffs are alleging, and has made claims for indemnification against the contractor and subcontractors. The Bank is also seeking reimbursement from various insurance carriers for defense costs and indemnification for any amounts the Bank is obligated to pay. No assurances can be given that the responsible parties will ultimately indemnify the Bank. Further, there can be no insurance coverage for intentional acts or punitive damages, if awarded. Although the Bank intends to vigorously defend its position and to pursue indemnification, there can be no assurances that the Bank will prevail. In addition, the Bank has incurred substantial legal fees defending the case. In addition, the inherent uncertainty of jury or judicial verdicts makes it impossible to determine with certainty the Company's maximum exposure in this case.

     In December 2000, the Bank settled the action entitled Mells v. Hawthorne, a construction defect case in which the Bank was appealing a $767,000 judgment against the Bank. The terms of the Settlement Agreement are confidential, and did not result in a material additional accrual during the fourth quarter. In conjunction with the settlement, the parties have stipulated to the reversal of the judgment and dismissal of the action with prejudice.

     The Bank was a defendant in a construction defect case entitled Stone Water Terrace HOA v. Hawthorne Savings and Loan Association, which was filed in the Superior Court of the State of California, County of Los Angeles. In this action, Plaintiff alleged, under several theories of recovery, that the Bank was responsible for construction defects in a multi-unit condominium complex. The Bank initially provided construction loans to the developer, but took over the completion of a portion of the projects after the developer defaulted. The plaintiff sought damages in an unspecified amount, plus punitive damages. The Bank denied the allegations in the complaint and sought indemnification against the responsible parties. On September 18, 2000, the Court entered an order dismissing the Stonewater Terrace HOA case because Plaintiffs failed to take certain actions. In March 2001, the Plaintiffs filed a motion seeking to have the case reinstated. The Bank intends to oppose the motion, but there can be no assurances that the case will not be reinstated. If the case is reinstated, it is probable that the Bank will incur substantial legal fees defending this matter. At the time the case was dismissed, discovery had not yet begun, so the Bank is not in a position to estimate the extent of any liability. In addition, the inherent uncertainty of jury or judicial verdicts makes it impossible to determine with certainty the Company's maximum exposure in this action.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of stockholders during the fourth quarter of 2000.

ITEM 4A. EXECUTIVE OFFICERS

     The following table sets forth, as of February 26, 2001 the names and ages of all executive officers of the Company, indicating their positions and principal occupation.

             NAME                AGE          POSITION WITH THE COMPANY AND PRIOR EXPERIENCE
             ----                ---          ----------------------------------------------
Simone Lagomarsino.............  39    President and Chief Executive Officer of Hawthorne Financial
                                       Corporation and Hawthorne Savings, F.S.B. since December
                                       1999. Executive Vice President and Chief Financial Officer
                                       of the Company and the Bank from February 1999 through
                                       December 1999. Executive Vice President and Chief Financial
                                       Officer of First Plus Bank from March 1998 to February 1999.
                                       Senior Vice President, Finance of Imperial Financial Group
                                       from March 1997 to March 1998. Senior Vice President and
                                       Chief Financial Officer of Ventura County National Bank from
                                       March 1995 to March 1997. (Ventura County National Bank was
                                       sold to City National Bank in January 1997). Financial
                                       advisor Prudential Securities September 1993 to March 1995.
Karen C. Abajian...............  38    Executive Vice President and Chief Financial Officer of
                                       Hawthorne Financial Corporation and Hawthorne Savings,
                                       F.S.B. since April 2000. Senior Vice President and
                                       Controller of Imperial Bank from May 1993 to March 2000.
David L. Adams.................  47    Senior Vice President and Income Property Group Manager of
                                       Hawthorne Savings, F.S.B. since June 2000. Vice President
                                       and Wholesale Lending Division Manager of Pacific Shore
                                       Funding, Inc. from November 1998 to June 2000. Vice
                                       President and Correspondent Loan Production Division Manager
                                       of Century National Financial Group, Inc. from January 1998 to November 1998. Senior Vice President and Director of
                                       Residential Loan Production of Downey Savings and Loan
                                       Association from 1995 to 1997.
William R. Brown...............  44    Senior Vice President of Hawthorne Savings, F.S.B. since
                                       August 1993. Group manager of single family residential
                                       construction lending since January 2000. Manager of the
                                       Bank's construction servicing group from January 1998
                                       through December 1999. Manager of the Bank's single family and tract construction lending operations from 1995 through
                                       1998. Manager of Bank's Special Assets division from 1993
                                       through 1995. Vice President, City National Bank, Real
                                       Estate Special Assets group, from January 1993 to August
                                       1993. Senior Vice President, Valley Federal Savings, from
                                       1983 to 1992.
David L. Hardin................  47    Executive Vice President of Hawthorne Savings, F.S.B. since
                                       September 1993. Executive Vice President and Director,
                                       Retail Banking of Downey Savings from February 1992 to
                                       September 1993. Executive Vice President and Chief Retail
                                       Officer of Valley Federal Savings from November 1990 to
                                       February 1992.
Eileen Lyon....................  43    Senior Vice President, General Counsel, and Corporate
                                       Secretary of Hawthorne Financial Corporation and Hawthorne
                                       Savings, F.S.B. since February 2000. Partner with Manatt,
                                       Phelps & Phillips, LLP from 1993 to February 2000.

             NAME                AGE          POSITION WITH THE COMPANY AND PRIOR EXPERIENCE
             ----                ---          ----------------------------------------------
Daniel A. Ruvalcaba............  49    Executive Vice President and Chief Lending Officer of
                                       Hawthorne Savings, F.S.B. since February 2000. Executive
                                       Vice President and Chief Credit Officer of California
                                       National Bank from 1997 to January 2000. Senior Vice
                                       President of California Federal Bank from 1994 to 1997.
                                       Executive Vice President and Senior Credit Officer of
                                       Travelers Insurance Corporation from 1987 to 1994.
Charles B. Stoneburg...........  58    Executive Vice President of Hawthorne Savings, F.S.B. since
                                       August 1993. President of Semper Enterprises Inc. from
                                       August 1981 to July 1993. Executive Vice President of FiServ
                                       Corporation from September 1972 to August 1981.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET PRICES OF COMMON STOCK

     The common stock of the Company ("Common Stock") is traded on the Nasdaq National Market under the symbol "HTHR". Mellon Investor Services is the Company's transfer agent and registrar, and is able to respond to inquiries from shareholders on their website: www.mellon-investor.com. The following table sets forth the high and low sales prices of the Common Stock as reported by Nasdaq for the periods indicated below.

                YEAR ENDED DECEMBER 31, 2000                  HIGH    LOW
                ----------------------------                  ----    ---
First quarter...............................................   11 1/2  7 41/64
Second quarter..............................................    8 3/4  7 3/8
Third quarter...............................................   12      7 3/4
Fourth quarter..............................................   15     11

                YEAR ENDED DECEMBER 31, 1999                  HIGH    LOW
                ----------------------------                  ----    ---
First quarter...............................................   17     14 3/4
Second quarter..............................................   16 1/2 13 5/16
Third quarter...............................................   16 3/4 13 1/4
Fourth quarter..............................................   14 3/4 11 1/16

STOCKHOLDERS

     As of March 23, 2001, there were approximately 411 holders of record.

DIVIDENDS

     It is the present policy of the Company to retain earnings to provide funds for use in its business. The Company has not paid cash dividends on the Common Stock during the past several years and does not anticipate doing so in the foreseeable future.

     As a holding company whose only significant asset is the common stock of the Bank, the Company's ability to pay dividends on its Common Stock and to conduct business activities directly or in non-banking subsidiaries depends significantly on the receipt of dividends or other distributions from the Bank. Federal banking laws and regulations, including the regulations of the OTS, limit the Bank's ability to pay dividends to the Company. The Bank generally may not declare dividends or make any other capital distribution to the Company if, after the payment of such dividends or other distribution, the Bank would fall within any of the three undercapitalized categories under the prompt corrective action standards established by the OTS and the other federal banking agencies. Another regulation of the OTS also limits the Company's ability to pay dividends and make other capital distributions in a manner that depends upon the extent to which it meets regulatory capital requirements. In addition, HOLA generally requires savings association subsidiary of a savings and loan holding company to give the OTS at least 30 days advance notice of any proposed dividends to be made on its guarantee, permanent or other non-withdrawable stock or else the dividend will be invalid. See "Item 1. Business -- Regulation of the Bank -- Capital Distribution Limitations." Further, the OTS may prohibit any dividend or other capital distribution that it determines would constitute an unsafe or unsound practice. In addition to the regulation of dividends and other capital distributions, there are various statutory and regulatory limitations on the extent to which the Bank can finance or otherwise transfer funds to the Company or any of its non-banking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases. The director of the OTS may further restrict these transactions in the interest of safety and soundness.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data presented below is derived from the audited consolidated financial statements of the Company and should be read in conjunction with the Consolidated Financial Statements presented elsewhere herein.

                                                         AT OR FOR THE YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------------
                                                  2000         1999         1998        1997       1996
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)  ----------   ----------   ----------   --------   --------
Statement of Operations Data:
  Interest revenues.......................     $  148,988   $  132,747   $  106,992   $ 75,616   $ 65,354
  Interest costs..........................        (88,682)     (73,626)     (61,874)   (43,825)   (39,960)
                                               ----------   ----------   ----------   --------   --------
  Net interest income.....................         60,306       59,121       45,118     31,791     25,394
  Provision for credit losses.............         (6,000)     (12,000)      (7,135)    (5,137)    (6,067)
                                               ----------   ----------   ----------   --------   --------
  Net interest income after provision for
     credit losses........................         54,306       47,121       37,983     26,654     19,327
  Noninterest revenues, net...............          8,094        7,820        4,653      3,588      8,588
  (Loss)/income from real estate operations,
     net..................................           (924)         324        1,909        229     (2,378)
  General and administrative expenses.....        (34,328)     (32,363)     (28,802)   (22,009)   (21,046)
  Other non-operating (expense)/ income...         (2,196)      (4,672)         (31)       112     (3,366)(1)
                                               ----------   ----------   ----------   --------   --------
          Total noninterest expenses......        (36,524)     (37,035)     (28,833)   (21,897)   (24,412)
  Income before income tax (expense)/ benefit
     and extraordinary item...............         24,952       18,230       15,712      8,574      1,125
  Income tax (expense)/benefit............        (10,668)      (8,030)      (4,674)     2,577      6,382
                                               ----------   ----------   ----------   --------   --------
  Income before extraordinary item........         14,284       10,200       11,038     11,151      7,507
  Extraordinary item......................             --           --           --     (1,534)(2)       --
                                               ----------   ----------   ----------   --------   --------
  Net income..............................     $   14,284   $   10,200   $   11,038   $  9,617   $  7,507
                                               ==========   ==========   ==========   ========   ========
  Net income available for common stock...     $   14,284   $   10,200   $   11,038   $  5,254   $  5,070
                                               ==========   ==========   ==========   ========   ========
Per Share Amounts:
  Basic earnings per share before
     extraordinary item...................     $     2.69   $     1.93   $     2.64   $   2.35   $   1.95
  Basic earnings per share after
     extraordinary item...................           2.69         1.93         2.64       1.82       1.95
  Diluted earnings per share before
     extraordinary item...................           1.94         1.33         1.65       1.30       1.17
  Diluted earnings per share after
     extraordinary item...................           1.94         1.33         1.65       1.00       1.17
  Diluted book value per share............          13.91        12.10        10.43       7.67       7.14
Balance Sheet Data at Period End:
  Total assets............................     $1,753,395   $1,581,153   $1,412,434   $928,197   $847,195
  Cash and cash equivalents...............         99,919       86,722       45,449     51,620     93,978
  Investment securities...................             --           --           --        578     38,371
  Loans receivable, net...................      1,608,067    1,444,968    1,326,791    838,251    672,401
  Real estate owned, net..................          2,859        5,587        4,070      9,859     20,140
  Deposits................................      1,214,856    1,086,635    1,019,450    799,501    717,809
  Senior notes due 2004...................         39,358       40,000       40,000     40,000         --
  Senior notes due 2000...................             --           --           --         --     12,307
  Other borrowings........................        384,000      349,000      264,000     40,000     50,000
  Stockholders' equity....................        104,161       92,304       81,424     42,319     43,922
  Allowance for estimated credit losses...         29,450       24,285       17,111     13,274     13,515

                                                         AT OR FOR THE YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------------
                                                  2000         1999         1998        1997       1996
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)  ----------   ----------   ----------   --------   --------
Asset Quality at Period End:
  Nonaccrual loans........................     $   31,601   $   44,031   $   47,688   $ 15,396   $ 28,624
  Real estate owned, net..................          2,859        5,587        4,070      9,859     20,140
                                               ----------   ----------   ----------   --------   --------
                                               $   34,460   $   49,618   $   51,758   $ 25,255   $ 48,764
                                               ==========   ==========   ==========   ========   ========

Net charge-offs...........................     $      835   $    4,826   $    3,298   $  5,378   $  7,744
Yields and Costs (for the period):
  Interest-earnings assets................           8.94%        8.68%        9.06%     9.00%      8.43%
  Interest-bearing liabilities............           5.81%        5.21%        5.60%     5.44%      5.29%
  Interest rate spread(3).................           3.13%        3.47%        3.46%     3.56%      3.14%
  Net interest margin(4)..................           3.62%        3.87%        3.82%     3.78%      3.28%

Performance Ratios(5):
  Return on average assets................           0.85%        0.66%        0.93%     1.11%      0.93%
  Return on average common stockholders'
     equity...............................          14.58%       11.66%       18.22%    19.83%     17.75%
  Average stockholders' equity to average
     assets...............................           5.85%        5.68%        5.09%     5.60%      5.24%
  Efficiency ratio(6).....................          50.19%       48.35%       57.88%    62.19%     77.03%

Bank Capital Ratios at Period End:
  Tangible................................           8.01%        8.05%        7.65%     7.55%      6.27%
  Core....................................           8.01%        8.05%        7.65%     7.55%      6.27%
  Tier 1..................................          11.30%       11.37%       10.10%    10.23%      9.85%
  Risk-based..............................          12.23%       12.50%       11.10%    11.48%     11.11%

Asset Quality Data at Period End:
  Total nonaccrual loans to total assets...          1.80%        2.78%        3.38%     1.66%      3.38%
  Nonaccrual loans to total gross loans...           1.93%        3.00%        3.55%     1.81%      4.17%
  Allowance for estimated credit losses to
     gross loans..........................           1.80%        1.65%        1.27%     1.56%      1.97%
  Allowance for estimated credit losses to
     nonaccrual loans.....................          93.19%       55.15%       35.88%    86.22%     47.22%
  Net charge-offs to average loans........           0.05%        0.34%        0.30%     0.72%      1.15%

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

(5) With the exception of period end ratios, all ratios are based on average balances for the period.

(6) Represents general and administrative expenses divided by net interest income before provision for credit losses and noninterest revenues.

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

RESULTS OF OPERATIONS

2000 COMPARED WITH 1999

GENERAL

     Net income for the year ended December 31, 2000 was $14.3 million, or $1.94 per diluted share, compared with $10.2 million, or $1.33 per diluted share, for the same period in 1999. This net income resulted in a return on average assets ("ROA") of 0.85%, and a return on average equity ("ROE") of 14.58% for the year ended December 31, 2000, compared with a ROA of 0.66% and a ROE of 11.66%, during the same period in 1999. Pre-tax income increased 36.87% for the year ended December 31, 2000 to $25.0 million in 2000 from $18.2 million generated during the same period in 1999.

     The Company's net interest income before provision for credit losses increased 2.00% to $60.3 million for the year ended December 31, 2000, compared with $59.1 million in 1999. The Company's yield on average earning assets was 8.94% for the year ended December 31, 2000, compared with 8.68% during the same period in 1999. The average cost of interest-bearing liabilities for the Company increased to 5.81% during the year ended December 31, 2000, compared with 5.21% during the same period in 1999. The Company's resulting net interest margin for the year ended December 31, 2000 was 3.62%, compared with 3.87% during the same period in 1999. The compression in the net interest margin is the result of the inverted yield curve environment in which short term rates are higher than long term rates. In turn, adjustable rate assets are repricing off of the lower, long term rates while interest-bearing liabilities are pricing off of the higher short term rates.

     Provisions for credit losses totaled $6.0 million in 2000, compared with $12.0 million in 1999. At December 31, 2000, the ratio of total allowance for estimated credit losses to gross loans reached 1.80%, compared with 1.65% at December 31, 1999.

     Nonaccrual loans totaled $31.6 million at December 31, 2000 (or 1.80% of total assets), compared with nonaccrual loans of $44.0 million (or 2.78% of total assets) at December 31, 1999. Other classified loans were $40.6 million at December 31, 2000, compared with $25.6 million at December 31, 1999. Delinquent loans totaled $26.9 million at December 31, 2000, compared with $24.0 million at December 31, 1999.

     Noninterest revenues were $8.1 million in 2000, compared with noninterest revenues of $7.8 million earned in 1999. Noninterest revenues in 2000 included a $1.2 million award from the United States Treasury Department's Bank Enterprise Award program for its community involvement and the financing of affordable housing and other community projects in under-secured neighborhoods, as discussed elsewhere herein.

     Losses from real estate operations, net, were $0.9 million in 2000, compared with income of $0.3 million in 1999. The loss from real estate operations resulted primarily from a $0.5 million write-down and subsequent loss of $0.3 million on the sale of one property versus net recoveries during 1999.

     Total general and administrative expenses ("G&A") were $34.3 million for the year ended December 31, 2000, a 6.07% increase over the $32.4 million of G&A incurred during the same period in 1999. The increase in G&A was primarily due to increases in employee costs and professional fees. The $2.5 million decrease in other non-operating expenses was primarily due to fewer legal settlements in 2000 compared with 1999.

NET INTEREST INCOME

     The following table shows average balance sheet data, related revenues and costs, and effective weighted average yields and costs for each of the three years ended December 31. The interest costs associated with the Company's issuance of 1997 Senior Notes are included in the table.

                                                                    YEAR ENDED DECEMBER 31,
                              ---------------------------------------------------------------------------------------------------
                                           2000                              1999                              1998
                              -------------------------------   -------------------------------   -------------------------------
                               AVERAGE     REVENUES/   YIELD/    AVERAGE     REVENUES/   YIELD/    AVERAGE     REVENUES/   YIELD/
                               BALANCE       COST       COST     BALANCE       COST       COST     BALANCE       COST       COST
   (DOLLARS IN THOUSANDS)     ----------   ---------   ------   ----------   ---------   ------   ----------   ---------   ------
Assets:
  Interest-earning assets:
    Loans receivable(1).....  $1,547,206   $141,279     9.13%   $1,411,697   $126,854     8.99%   $1,081,382   $102,213     9.45%
    Cash and cash
      equivalents...........      98,071      6,233     6.36        99,179      4,911     4.95        81,188      3,698     4.55
    Investment securities...          --         --       --            --         --    --            8,801        510     5.79
    Investment in capital
      stock of Federal Home
      Loan Bank.............      20,566      1,476     7.18        18,344        982     5.35         9,862        571     5.79
                              ----------   --------             ----------   --------             ----------   --------
        Total
          interest-earning
          assets............   1,665,843    148,988     8.94     1,529,220    132,747     8.68     1,181,233    106,992     9.06
                                           --------                          --------                          --------
  Noninterest-earning
    assets..................       9,410                            11,005                             8,839
                              ----------                        ----------                        ----------
        Total assets........  $1,675,253                        $1,540,225                        $1,190,072
                              ==========                        ==========                        ==========
Liabilities and
  Stockholders' Equity:
  Interest-bearing
    liabilities:
    Deposits................  $1,138,119   $ 63,513     5.58    $1,029,701   $ 50,831     4.94    $  894,337   $ 47,642     5.33
    FHLB advances...........     346,983     20,180     5.82       343,205     17,795     5.18       170,060      9,232     5.43
    Senior notes............      39,912      4,989    12.50        40,000      5,000    12.50        40,000      5,000    12.50
                              ----------   --------             ----------   --------             ----------   --------
        Total
          interest-bearing
          liabilities.......   1,525,014     88,682     5.81     1,412,906     73,626     5.21     1,104,397     61,874     5.60
                                           --------                          --------                          --------
  Noninterest-bearing
    checking................      31,174                            24,469                            13,378
  Noninterest-bearing
    liabilities.............      21,124                            15,337                            11,703
                              ----------                        ----------                        ----------
  Stockholders' equity......      97,941                            87,513                            60,594
                              ----------                        ----------                        ----------
        Total liabilities
          and stockholders'
          equity............  $1,675,253                        $1,540,225                        $1,190,072
                              ==========                        ==========                        ==========
Net interest income.........               $ 60,306                          $ 59,121                          $ 45,118
                                           ========                          ========                          ========
Interest rate spread........                            3.13%                             3.47%                             3.46%
                                                        ====                             =====                              ====
Net interest margin.........                            3.62%                             3.87%                             3.82%
                                                        ====                             =====                              ====

---------------
(1) Includes the interest on nonaccrual loans only to the extent that it was paid and recognized as interest income.

     The operations of the Company are substantially dependent on its net interest income, which is the difference between the interest income earned from its interest-earning assets and the interest expense incurred on its interest-bearing liabilities. The Company's net interest margin is its net interest income divided by its average interest-earning assets. Net interest income and net interest margin are affected by several factors, including (1) the level of, and the relationship between, the dollar amount of interest-earning assets and interest-bearing liabilities, (2) the relationship between the repricing or maturity of the Company's adjustable rate and fixed rate loans and short term investment securities and its deposits and borrowings, and (3) the magnitude of the Company's noninterest-earning assets, including nonaccrual loans and REO.

     The Company recorded net interest income before provision for credit losses of $60.3 million and $59.1 million for the years ended December 31, 2000 and 1999, respectively, reflecting an increase of 2.00%. Average earning assets were $1.7 billion for the year ended December 31, 2000, compared with $1.5 billion during 1999, reflecting an increase of 8.93%. The yield on interest-earning assets was 8.94% in 2000, compared with 8.68% in 1999. The steady growth in loans was funded through deposit growth and borrowings from the FHLB. The average cost of interest-bearing liabilities for the Company increased to 5.81% during the year ended December 31, 2000, compared with 5.21% during the same period in 1999. Expressed as a percentage of interest-earning assets, the Company's resulting net interest margin was 3.62% and 3.87% in 2000 and 1999, respectively. The compression in the net interest margin is the result of the inverted yield curve environment in which short term rates are higher than long term rates. In turn, adjustable rate assets are repricing off of the lower, long term rates, while interest-bearing liabilities are repricing off of the higher, short term rates.

     The substantial majority of the Company's earning assets (principally loans) are adjustable rate. The Company's deposits are primarily comprised of term certificate accounts, which carry fixed interest rates and predominantly possess original terms ranging from six to twelve months. The Company's borrowings, which are principally derived from the FHLB, are for terms ranging from one to ten years (though such terms are subject to certain early call provisions) and carry both variable and fixed interest rates.

     As of December 31, 2000, 89.45% of the Company's net loan portfolio was adjustable rate, with 83.41% of such loans subject to repricing no less frequently than annually. The substantial majority of such loans are priced at a margin over various market sensitive indices, including the one year CMT, the one month CMT, the MTA, LIBOR and the Prime Rate. Based upon the recent decline in the effective yield of these indices, the Company expects that the yield on its loan portfolio will decline over the coming months to fully incorporate the recent decrease in market interest rates.

     At December 31, 2000, 76.11% of the Company's interest-bearing deposits were comprised of certificate accounts, the majority of which have original terms averaging twelve months. The remaining, weighted average term to maturity for the Company's certificate accounts approximated six months at December 31, 2000. Generally, the Company's offering rates for certificate accounts move directionally with the general level of short term interest rates, though the margin may vary due to competitive pressures. The maturities, as reflected in the repricing table under "Interest Rate Risk Management," indicate that the Company will continue to see a compression in the net interest margin in the first half of 2001. The Company expects that the cost of its certificate accounts will decrease in the coming months, as maturing and newly acquired accounts are priced at current, lower offering rates.

     As of December 31, 2000, 67.45% of the Company's borrowings from the FHLB are fixed rate, with remaining terms ranging from one to ten years (though such remaining terms are subject to early call provisions). The remaining 32.55% of the borrowings carry an adjustable interest rate, with 80% of the adjustable borrowings tied to the Prime Rate, maturing in February 2003. The remaining 20% is tied to one month LIBOR, and matures in May 2002. Accordingly, the recent decrease in market interest rates is expected to result in a gradual decrease in the cost of the Company's currently outstanding FHLB borrowings, and the cost of any newly acquired borrowings will reflect current market pricing.

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

                                                 YEARS ENDED DECEMBER 31,                   YEARS ENDED DECEMBER 31,
                                                      2000 AND 1999                              1999 AND 1998
                                           INCREASE (DECREASE) DUE TO CHANGE IN       INCREASE (DECREASE) DUE TO CHANGE IN
                                         ----------------------------------------   ----------------------------------------
                                                             VOLUME AND     NET                         VOLUME AND     NET
                                         VOLUME     RATE      RATE(1)     CHANGE    VOLUME     RATE      RATE(1)     CHANGE
        (DOLLARS IN THOUSANDS)           -------   -------   ----------   -------   -------   -------   ----------   -------
Interest-earning assets:
  Loans receivable(2)..................  $12,177   $ 2,051     $ 197      $14,425   $31,222   $(5,041)   $(1,540)    $24,641
  Cash and cash equivalents............      (55)    1,392       (15)       1,322       819       322         72       1,213
  Investment securities................       --        --        --           --      (510)     (510)       510        (510)
  Investment in capital stock of
    Federal Home Loan Bank.............      119       335        40          494       491       (43)       (37)        411
                                         -------   -------     -----      -------   -------   -------    -------     -------
                                          12,241     3,778       222       16,241    32,022    (5,272)      (995)     25,755
                                         -------   -------     -----      -------   -------   -------    -------     -------
Interest-bearing liabilities:
  Deposits.............................    5,352     6,632       698       12,682     7,211    (3,493)      (529)      3,189
  FHLB advances........................      196     2,165        24        2,385     9,399      (414)      (422)      8,563
  Senior notes.........................      (11)       --        --          (11)       --        --         --          --
                                         -------   -------     -----      -------   -------   -------    -------     -------
                                           5,537     8,797       722       15,056    16,610    (3,907)      (951)     11,752
                                         -------   -------     -----      -------   -------   -------    -------     -------
Change in net interest income..........  $ 6,704   $(5,019)    $(500)     $ 1,185   $15,412   $(1,365)   $   (44)    $14,003
                                         =======   =======     =====      =======   =======   =======    =======     =======

---------------
(1) Calculated by multiplying change in rate by change in volume.

(2) Includes the interest on nonaccrual loans only to the extent that it was paid and recognized as interest income.

     The Company's interest revenues increased by $16.2 million, or 12.23%, during the year ended December 31, 2000, compared with the same period in 1999. This increase was primarily attributable to a 9.60% increase in the average balance of loans outstanding and a 14 basis point increase in the yield on average loans outstanding, which averaged 9.13% during 2000, compared with 8.99% in 1999. Average total loans, net of deferred fees, grew to $1.5 billion in 2000, an increase of 9.60% over $1.4 billion in 1999.

     Interest costs increased by $15.1 million, or 20.45%, during the ended December 31, 2000, compared with the same period in 1999. The average balance of certificates of deposits increased $80.6 million, to $891.0 million and 5.94% in average cost of funds during the year ended December 31, 2000, compared with $810.4 million and 5.22% in average cost of funds during the same period in 1999. In addition, the average balance of money market accounts reflected an increase of $24.3 million, to $180.8 million and 4.99% in average cost of funds in 2000, compared with $156.5 million and 4.37% in average cost of funds in 1999. The increase in volume and rates on deposits had a negative impact on the Company's average cost of interest-bearing liabilities.

     These changes in interest revenues and interest costs produced an increase of $1.2 million, or 2.00%, in the Company's net interest income for the year ended December 31, 2000, compared with the same period during 1999. Expressed as a percentage of interest-earning assets, the Company's net interest margin decreased to 3.62% during 2000, compared with the net interest margin of 3.87% produced during the same period in 1999. The compression in the net interest margin is the result of the inverted yield curve environment in which short term rates are higher than long term rates. In turn, adjustable rate assets are repricing off of the lower, long term rates and interest bearing liabilities are pricing off of the higher, short term rates.

PROVISION FOR ESTIMATED CREDIT LOSSES

     Provisions for estimated credit losses were $6.0 million and $12.0 million for 2000 and 1999, respectively. The Company's ratio of net charge-offs was 0.05% in 2000, an improvement over 0.34% in 1999. Additionally, total classified assets to Bank core capital and general allowance for estimated credit losses have decreased to 45.78% in 2000, compared with 49.96% in 1999.

     Average loans outstanding during 2000 increased by $135.5 million, or 9.60% over 1999, while the provision for credit losses decreased by $6.0 million in 2000, or 50.0%, compared to 1999 provisions. The

Company reported a ratio of the general allowance for estimated credit losses to loans receivable, net of specific reserves, of 1.45% as of December 31, 2000, compared with 1.60% as of December 31, 1999.

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

NONINTEREST REVENUES

     Noninterest revenues were $8.1 million for the year ended December 31, 2000, an increase of $0.3 million, or 3.50%, from $7.8 million earned in 1999.

     Loan related fees primarily consist of fees collected from borrowers (1) for the early repayment of their loans, (2) for the extension of the maturity of loans (predominantly short term construction loans, with respect to which extension options are often included in the original term of the Company's loan) and (3) in connection with certain loans which contain exit or release fees payable to the Company upon the maturity or repayment of the Company's loan. The Company anticipates that these loan related fees will decrease as the nature of loans that we are currently underwriting will not allow us to charge the same level of fees as in prior years.

     Noninterest revenues for the year ended December 31, 2000 included a $1.2 million award from the United States Treasury Department's Bank Enterprise Award Program for its lending and financial services activities in distressed communities. The Bank was one of 158 depository institutions that received awards in 2000. In addition, the Bank's service fees on deposits of $1.0 million in 2000 increased 106.05% from 1999, primarily due to a new fee schedule rolled out in July 2000.

REAL ESTATE OPERATIONS

     The table below sets forth the costs and revenues attributable to the Company's REO properties for the periods indicated. The compensatory and legal costs directly associated with the Company's property management and disposal operations are included in general and administrative expenses.

                                                            YEAR ENDED DECEMBER 31,
                                                            ------------------------
                                                            2000     1999      1998
                  (DOLLARS IN THOUSANDS)                    -----    -----    ------
Expenses associated with real estate operations:
  Repairs, maintenance and renovation.....................  $(294)   $(219)   $ (277)
  Insurance and property taxes............................    (18)    (132)     (123)
                                                            -----    -----    ------
                                                             (312)    (351)     (400)
Net (loss)/recoveries from sales of REO...................   (166)     754     2,278
Property operations, net..................................     30        1        91
Charge-off/provision for estimated losses on REO..........   (476)     (80)      (60)
                                                            -----    -----    ------
(Loss)/income from real estate operations, net............  $(924)   $ 324    $1,909
                                                            =====    =====    ======

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

     During the year ended December 31, 2000, the Company sold 14 properties generating net cash proceeds of $5.1 million and a net loss of $0.2 million, compared with sales of 22 properties generating net cash proceeds of $10.4 million and a net recovery of $0.8 million during the year ended December 31, 1999.

NONINTEREST EXPENSES

  General and Administrative Expenses

     The table below details the Company's general and administrative expenses for the periods indicated.

                                             YEAR ENDED DECEMBER 31,
                           ------------------------------------------------------------
                                  2000 AND 1999                   1999 AND 1998
                           ----------------------------    ----------------------------
                            2000       1999      CHANGE     1999       1998      CHANGE
 (DOLLARS IN THOUSANDS)    -------    -------    ------    -------    -------    ------
Employee.................  $17,391    $14,822    $2,569    $14,822    $14,414    $  408
Operating................    6,092      6,393      (301)     6,393      6,177       216
Occupancy................    3,758      3,889      (131)     3,889      3,404       485
Professional.............    4,255      4,035       220      4,035      1,738     2,297
Technology...............    1,939      1,988       (49)     1,988      2,117      (129)
SAIF premiums and OTS
  assessments............      893      1,236      (343)     1,236        952       284
                           -------    -------    ------    -------    -------    ------
          Total..........  $34,328    $32,363    $1,965    $32,363    $28,802    $3,561
                           =======    =======    ======    =======    =======    ======

     Total general and administrative expenses were $34.3 million in 2000, a 6.07% increase over the $32.4 million of G&A incurred during the same period in 1999. The increase in G&A expenses was primarily due to increases in employee costs and professional fees. The increase in employee costs was primarily due to $1.2 million in higher incentive costs and a decrease of $1.5 million in deferred costs related to more standardized loan structures and underwriting procedures. The increase in professional fees was primarily comprised of outside consultants working on operational projects, partially offset by decreases in legal fees attributable to ongoing litigation matters previously disclosed as well as loan documentation and restructurings. See "Item 3 -- Legal Proceedings."

     The Company pays premiums to the SAIF based upon the dollar amount of deposits it holds and the assessment rate charged by the FDIC, which is based upon the Company's financial condition, its capital ratios and the rating it receives in connection with annual regulatory examinations by the OTS.

     The increase in G&A expenses had a negative impact on the Company's efficiency ratio (defined as total general and administrative expenses divided by net interest income before provision and noninterest revenues, excluding REO, net). The efficiency ratio for the year ended December 31, 2000, increased to 50.19% compared with 48.35% during the same period in 1999.

  Other Non-Operating Expense

     Other non-operating expense totaled $2.2 million for the year ended December 31, 2000, primarily incurred during the first quarter, of which $2.0 million related to amounts paid, or reserved for payment, in connection with ongoing litigation and/or satisfaction of judgments against the Company. The remaining expense was primarily in connection with the early termination of the Irvine office lease.

INCOME TAXES

     The Company recorded an income tax provision of $10.7 million for the year ended December 31, 2000, compared with $8.0 million during 1999. The Company's effective tax rate was 42.75% for the year ended December 31, 2000, compared with 44.05% during the same period in 1999.

1999 COMPARED WITH 1998

GENERAL

     Net income for the year ended December 31, 1999 was $10.2 million, or $1.33 per diluted share, compared with $11.0 million, or $1.65 per diluted share, for the same period in 1998. This net income resulted in a return on average assets of 0.66%, and a return on average equity of 11.66%, compared with a ROA of 0.93% and ROE of 18.22%, during the same period in 1998. Pre-tax income increased 16.03% for the year ended December 31, 1999 to $18.2 million from $15.7 million generated during the same period in 1998.

     The Company's net interest income before provision for credit losses increased 31.04% to $59.1 million for the year ended December 31, 1999, compared with $45.1 million in 1998. The Company's yield on average earning assets was 8.68% for the year ended December 31, 1999, compared with 9.06% during the same period in 1998. The average cost of interest-bearing liabilities for the Company decreased to 5.21% during the year ended December 31, 1999, compared with 5.60% during the same period in 1998. The Company's resulting net interest margin for the year ended December 31, 1999, was 3.87%, compared with 3.82% during the same period in 1998.

     Provisions for credit losses totaled $12.0 million in 1999, compared with $7.1 million in 1998. This growth in the provision for credit losses was the result of management's previously announced commitment to increase the Bank's allowance for estimated credit losses by the end of 1999. This commitment acknowledged (1) the significant growth in net loans, (2) the introduction during 1998 and 1999 of new loan products, and (3) the resulting lack of seasoning of many of the Bank's loans. At December 31, 1999, the ratio of total allowance for estimated credit losses to gross loans reached 1.65%, compared with 1.27% at December 31, 1998.

     Nonaccrual loans totaled $44.0 million at December 31, 1999 (or 2.78% of total assets), compared with nonaccrual loans of $47.7 million (or 3.38% of total assets) at December 31, 1998. Included in nonaccrual loans at December 31, 1999, were five single family residential loans with balances greater than $1.0 million representing $18.0 million, or 40.93% of total nonaccrual loans, and one commercial loan with a $10.5 million balance, or 23.84% of total nonaccrual loans, at December 31, 1999. The average LTV for the five single family residential loans was 73.80%. Other classified loans were $25.6 million at December 31, 1999, compared with $45.4 million at December 31, 1998. Delinquent loans totaled $24.0 million at December 31, 1999, compared with $51.1 million at December 31, 1998.

     Noninterest revenues were $7.8 million in 1999, compared with $4.7 million earned in 1998. The increase in noninterest revenues resulted primarily from a greater amount of exit and release fees and prepayment penalties in connection with loans repaid during the period.

     Income from real estate operations, net, was $0.3 million for the year ended December 31, 1999, compared with $1.9 million earned in 1998. The decrease in income from real estate operations in 1999 was the result of higher net recoveries in 1998, as discussed elsewhere herein.

     Total general and administrative expenses were $32.4 million for the year ended December 31, 1999, a 12.36% increase over the $28.8 million of G&A incurred during the same period in 1998. The increase in G&A was primarily due to increases in professional fees, occupancy expenses attributable to leasehold improvements at the corporate headquarters and employee costs. The increase in professional fees was primarily comprised of legal fees attributable to ongoing litigation matters as well as loan documentation and restructurings. The remaining professional fees consisted of the Company's independent accountants, other professional fees related to operational projects and recruiting fees. The increase in employee costs in 1999 was primarily due to additional personnel added to the Company's various business and staff support groups.

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

NET INTEREST INCOME

     The Company recorded net interest income of $59.1 million and $45.1 million for the years ended December 31, 1999 and 1998, respectively, reflecting an increase of 31.04%. Average earning assets were $1.5 billion for the year ended December 31, 1999, compared with $1.2 billion during 1998, reflecting an increase of 29.46%. The yield on interest-earning assets was 8.68% in 1999, compared with 9.06% in 1998.

     The Company's interest revenues increased by $25.8 million, or 24.07%, during the year ended December 31, 1999, compared with the same period in 1998. Average total loans, net of deferred fees, grew to $1.4 billion in 1999, an increase of 30.55%, which was partially offset by a 46 basis point decrease in the yield on average loans outstanding, which averaged 8.99% during 1999, compared with 9.45% during 1998. The primary reason for the decline in the loan portfolio yield is due to lower yielding loans being added to the loan portfolio during 1997, 1998 and 1999, reflecting the increased competitive rate pressure in the marketplace and a change in the portfolio mix. In addition, higher yielding loans were paying off during 1998 and 1999, adding to the overall decline in the yield on average earning assets.

     The steady growth in loans was funded through core deposit growth and borrowings from the FHLB. The average cost of interest-bearing liabilities for the Company decreased to 5.21% during the year ended December 31, 1999, compared with 5.60% during the same period in 1998. Interest costs increased by $11.8 million, or 18.99%, during the year ended December 31, 1999, compared with the same period in 1998, primarily due to a 27.93% increase in the average balance of the Company's interest-bearing liabilities. This increase was partially offset by a decrease in the weighted average rates incurred on the Company's deposits and FHLB advances, which together averaged 5.00% for the year ended December 31, 1999, compared with 5.34% during the same period of 1998. The average balance of certificates of deposits increased $37.6 million, to $810.4 million and 5.22% in average cost of funds during the year ended December 31, 1999, compared with $772.7 million and 5.60% in average cost of funds during the same period in 1998. At December 31, 1999, certificates of deposit totaled $838.1 million, or 77.13% of total deposits, from $833.7 million, or 81.78% of total deposits at December 31, 1998. This reduced reliance on certificates of deposit, in conjunction with a decrease in the weighted average rate on deposits and FHLB advances, had a positive impact on the Company's cost of interest-bearing liabilities and was achieved by capitalizing on the Bank's strong community involvement.

     Expressed as a percentage of interest-earning assets, the Company's resulting net interest margin was 3.87% and 3.82% in 1999 and 1998, respectively. The increase in net interest income was primarily due to significant growth in earning assets, which was a direct result of the Bank's continuing successful pursuit of real estate secured financing business.

PROVISION FOR ESTIMATED CREDIT LOSSES

     Provisions for estimated credit losses were $12.0 million and $7.1 million for 1999 and 1998, respectively. The Company's ratio of net charge-offs was 0.34% in 1999, compared with 0.30% in 1998. Additionally, total classified assets to Bank core capital and general allowance for estimated credit losses have decreased to 49.96% in 1999, compared with 80.56% in 1998.

     The increase of $4.9 million, or 68.19%, in the level of provision for estimated credit losses in 1999, compared with 1998, reflected management's intention to increase the ratio of the Company's general valuation reserves to approximately 1.50% of net loans by the end of 1999, a level deemed by management to be prudent in view of the significant growth in the Company's loan portfolio since 1997, the relative lack of seasoning of many of the Company's loans, and the significant amount of construction loans in the Company's loan portfolio directed at financing real estate development. The Company achieved a ratio of the general allowance for estimated credit losses to loans receivable, net of specific reserves, of 1.60% as of December 31, 1999, compared with 0.89% in 1998. See "Asset Quality" for a more complete discussion of the Company's allowance for estimated credit losses.

NONINTEREST REVENUES

     Noninterest revenues were $7.8 million for the year ended December 31, 1999, an increase of $3.2 million, or 68.06%, from $4.7 million earned in 1998. During the last half of 1998, the sharp drop in market interest rates increased the volume of prepayments and refinancings during the first half of 1999 to $7.3 million, resulting in a $3.1 million, or 73.84%, increase.

REAL ESTATE OPERATIONS

     During the year ended December 31, 1999, the Company sold 22 properties generating net cash proceeds of $10.4 million and a net recovery of $0.8 million, compared with sales of 102 properties generating net cash proceeds of $15.2 million and a net recovery of $2.3 million during the same period of 1998.

NONINTEREST EXPENSES

  General and Administrative Expenses

     General and administrative expenses totaled $32.4 million in 1999, an increase of 12.36% over the $28.8 million of G&A incurred during the same period in 1998. Professional fees totaled $4.0 million, which included expenses of $1.6 million related to outside litigation counsel, who represent the Company in a variety of legal matters due to ongoing litigation as well as loan documentation and restructurings. The remaining professional fees consisted of the Company's independent accountants, other professional fees related to operational projects and recruiting fees. The increase of $0.5 million in occupancy expenses was attributable to leasehold improvements at the corporate headquarters. The increase of $0.4 million in employee costs in 1999 was primarily due to additional personnel added to the Company's various business and staff support groups. During 1999 and 1998, the Company employed an average of 272 and 251 full-time equivalent individuals, respectively. The corresponding growth in employee-related expenses, which consist primarily of base salaries, incentive compensation and the Company's share of benefit expenses, was successfully leveraged resulting in greater growth in the dollar amount of the Company's net interest income.

     The efficiency ratio for the twelve months ended December 31, 1999, was 48.35% compared with 57.88% during the same period in 1998.

  Other Non-Operating Expense

     The Company incurred $4.7 million in other non-operating expenses during 1999, primarily during the fourth quarter, of which $4.3 million related to amounts paid, or reserved for payment, in connection with ongoing litigation and/or satisfaction of judgments against the Company, and for severance for the former CEO. During 1998, the Company incurred minimal non-operating expenses primarily related to losses on sale of certain fixed assets.

INCOME TAXES

     The Company recorded an income tax provision of $8.0 million for the year ended December 31, 1999, compared with $4.7 million during 1998. The Company's effective tax rate was 44.05% for the year ended December 31, 1999, compared with 29.75% during the same period in 1998. The Company returned to taxable status during 1998, following several years in which it realized substantial income tax benefits from utilization of accumulated operating loss carry-forwards.

BALANCE SHEET ANALYSIS

     The Company's total assets at December 31, 2000 were $1.8 billion, an increase of $172.2 million, or 10.89%, over December 31, 1999. As of December 31, 2000, asset growth was reflected in all categories of interest-earning assets, with the exception of FHLB stock. Loan receivables, net, reflected the largest growth, increasing by $163.1 million over 1999. The steady growth in loans was funded through core deposit growth and borrowings from the FHLB. Deposits increased by 11.80% year-over-year to $1.2 billion from $1.1 billion, with transaction accounts increasing $66.9 million, or 26.92%, to $315.4 million at December 31, 2000 from

$248.5 million at December 31, 1999. At December 31, 2000, certificates of deposit totaled $899.5 million, or 74.04% of total deposits, down from 77.13% of total deposits, or $838.1 million at December 31, 1999. The cross-sell ratio, defined as the number of different types of loan and/or deposit products per household serviced, was 1.51 services per household at December 31, 2000, compared with 1.32 at December 31, 1999.

STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL

     The Company's capital consists of common stockholders' equity, which amounted to $104.2 million, or 5.94% of total assets at December 31, 2000, compared with $92.3 million, or 5.84% of total assets at December 31, 1999.

     Management is committed to maintaining capital at a level sufficient to assure shareholders, customers, and regulators that the Company and its Bank subsidiary are financially sound. The Company and the Bank are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy and are based on an institution's asset risk profile and off-balance sheet exposures. According to the regulations, institutions whose Tier 1 and total capital ratios meet or exceed 6% and 10%, respectively, are deemed "well capitalized".

     The table below compares the Company's actual capital ratios to those required by regulatory agencies to meet the minimum capital requirements required by the OTS and to be categorized as "well capitalized" under the PCA Rules for the periods indicated:

                                                                                    TO BE WELL
                                                                 FOR CAPITAL       CAPITALIZED
                                                                  ADEQUACY          UNDER PCA
                                                 ACTUAL           PURPOSES          PROVISIONS
                                            ----------------   ---------------   ----------------
                                             AMOUNT    RATIO   AMOUNT    RATIO    AMOUNT    RATIO
          (DOLLARS IN THOUSANDS)            --------   -----   -------   -----   --------   -----
As of December 31, 2000:
  Total capital to risk weighted assets...  $151,914   12.23%  $99,407   8.00%   $124,259   10.00%
  Core capital to adjusted tangible
     assets...............................   140,387    8.01%   70,078   4.00%     87,598    5.00%
  Tangible capital to adjusted tangible
     assets...............................   140,387    8.01%   26,279   1.50%        n/a     n/a
  Tier 1 capital to risk weighted
     assets...............................   140,387   11.30%      n/a    n/a      74,555    6.00%
As of December 31, 1999:
  Total capital to risk weighted assets...  $139,815   12.50%  $89,468   8.00%   $111,835   10.00%
  Core capital to adjusted tangible
     assets...............................   127,160    8.05%   63,174   4.00%     78,967    5.00%
  Tangible capital to adjusted tangible
     assets...............................   127,160    8.05%   23,690   1.50%        n/a     n/a
  Tier 1 capital to risk weighted
     assets...............................   127,160   11.37%      n/a    n/a      67,101    6.00%

     The following table summarizes the regulatory capital requirements under the Home Owners' Loan Act ("HOLA") for the Bank as of December 31, 2000. As indicated in the table below, the Bank's capital levels exceed all three of the currently applicable minimum HOLA capital requirements.

                                  TANGIBLE CAPITAL        CORE CAPITAL       RISK-BASED CAPITAL
                                 ------------------    ------------------    -------------------
                                  BALANCE       %       BALANCE       %       BALANCE        %
    (DOLLARS IN THOUSANDS)       ----------    ----    ----------    ----    ----------    -----
Stockholders' equity...........  $  140,387      --    $  140,387      --    $  140,387       --
Adjustments:
  General reserves.............          --      --            --      --        15,632       --
  Other(1).....................          --      --            --      --        (4,105)      --
                                 ----------    ----    ----------    ----    ----------    -----
Regulatory capital.............     140,387    8.01%      140,387    8.01%      151,914    12.23%
Regulatory capital
  requirement..................      26,279    1.50        70,078    4.00        99,407     8.00
                                 ----------    ----    ----------    ----    ----------    -----
Excess capital.................  $  114,108    6.51%   $   70,309    4.01%   $   52,507     4.23%
                                 ==========    ====    ==========    ====    ==========    =====
Adjusted assets(2).............  $1,751,960            $1,751,960            $1,242,588
                                 ==========            ==========            ==========

---------------
(1) Includes the portion of non-residential construction and land development loans that exceed a loan to value ratio of 80%.

(2) The term "adjusted assets" refers to (i) the term "adjusted total assets" as defined in 12 C.F.R. Section 567.1 (a) for purposes of tangible and core capital requirements, and (ii) the term "risk-weighted assets" as defined in 12 C.F.R. Section 567.5 (d) for purposes of the risk-based capital requirements.

CAPITAL RESOURCES AND LIQUIDITY

     The Company had $2.1 million cash on hand at December 31, 2000. The Company is a holding company with no significant business operations outside of the Bank. Its requisite obligations, which pertain to its debt and operations, are dependent upon its sole source of funds, which are dividends from the Bank.

     The Company's liquidity position refers to the extent to which the Company's funding sources are sufficient to meet its current and long term cash requirements. Federal regulations currently require savings associations to maintain a monthly average daily balance of liquid assets equal to 4% of the average daily balance of its net withdrawable accounts and short term borrowings during the preceding calendar quarter. The Bank has liquidity ratios of 6.22% and 8.76% for December 2000 and 1999, respectively. On March 14, 2001, the OTS issued an interim final rule that eliminates the 4% liquidity requirement and replaced it with a general requirement that thrifts maintain sufficient liquidity to ensure safety and soundness.

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

     In July 2000, the Company authorized the repurchase of up to an additional 5% of its Common Stock, or approximately 264,000 shares. This is in addition to the 5% repurchase authorization announced in March 2000, for approximately 277,000 shares. As of February 26, 2001, the Company has repurchased 421,006 shares at an average price of $9.74.

     In November 2000, the Company repurchased $642,000 of its 1997 Senior Notes at an average price of 96.2% of par value. As of February 26, 2001, the Company repurchased $2.1 million of its 1997 Senior Notes at an average price of 99.6% of par value. On March 28, 2001, HFC Capital Trust I (the "Trust"), a statutory business trust and wholly owned subsidiary of the Company, issued in a private placement transaction $9.0 million of 10.18% capital securities (the "Capital Securities"), which represent undivided preferred beneficial interests in the assets of the Trust. The Company is the owner of all the beneficial interests represented by the common securities of the Trust (the "Common Securities") together with the Capital Securities (the "Trust Securities"). The Trust exists for the sole purpose of issuing the Trust Securities and investing the proceeds thereof in 10.18% junior subordinated deferrable interest debentures (the "Junior Subordinated Debentures") issued by the Company and engaging in certain other limited activities. The Junior Subordinated Debentures held by the Trust will mature on June 8, 2031, at which time the Company is obligated to redeem the Capital Securities.

     The Company intends to use the proceeds to repurchase some of its outstanding 12.50% 1997 Senior Notes due 2004 in order to reduce its overall interest costs. To the extent that the Company is unable to use the full amount of the proceeds to repurchase 1997 Senior Notes, the capital will be used to repurchase Common Stock or to fund acquisitions of complementary lines of business. Some portion of the proceeds may be invested in the Bank to support future growth. Pending use of the proceeds as described above, the proceeds will be invested in short term investments.

LIQUIDITY

     OTS regulations require a savings association to maintain an average daily balance of liquid assets (including cash and cash equivalents, and certain marketable securities that are not committed) equal to at least 4% of either (1) the average daily balance of its net withdrawable accounts and short term borrowings during the preceding calendar quarter, or (2) the amount of its net withdrawable accounts and short term borrowings at the end of its preceding calendar quarter. Under FIRREA, this liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% of such accounts and borrowings depending upon economic conditions and the deposit flows of the member associations. Monetary penalties may be imposed for failure to meet this liquidity ratio requirement. The Company's average liquidity for the quarter ending December 31, 2000, was 8.30%, which exceeds the applicable requirements. On March 14, 2001, the OTS issued an interim final rule that eliminates the 4% liquidity requirement and replaced it with a general requirement that thrifts maintain sufficient liquidity to ensure safety and soundness.

INTEREST RATE RISK MANAGEMENT

     Interest rate risk ("IRR") and credit risk constitute the two greatest sources of financial exposure for insured financial institutions. Please refer to "Item 1 -- Business -- Statistical Financial Data -- Loan Portfolio," for a thorough discussion of the Company's lending activities. IRR represents the impact that changes in absolute and relative levels of market interest rates may have upon the Company's net interest income ("NII") and theoretical liquidation value, also referred to as net portfolio value ("NPV"). NPV is defined as the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities. Changes in the NII (the net interest spread between interest-earning assets and interest-bearing liabilities) are influenced to a significant degree by the repricing characteristics of assets and liabilities (timing risk), the relationship between various rates (basis risk), and changes in the shape of the yield curve.

     The Company realizes income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits and borrowings. The volumes and yields on loans, deposits and borrowings are affected by market interest rates. As of December 31, 2000, 89.45% of the Company's loan portfolio was tied to adjustable rate indices, such as COFI, Prime Rate, CMT, MTA and LIBOR. The majority of the Company's deposits are time deposits with a stated maturity (generally one year or less) and a fixed rate of interest. As of December 31, 2000, 67.45% of the Company's borrowings from the FHLB are fixed rate, with remaining terms ranging from one to ten years (though such remaining terms are subject to early call provisions). The remaining 32.55% of the borrowings carry an adjustable interest rate, with 80% of the adjustable borrowings tied to the Prime Rate, maturing in February 2003.

     Changes in the market level of interest rates directly and immediately affect the Company's interest spread, and therefore profitability. Sharp and significant changes to market rates can cause the interest spread to shrink or expand significantly in the near term, principally because of the timing differences between the adjustable rate loans and the maturities (and therefore repricing) of the deposits and borrowings.

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

     The Company utilizes two methods for measuring interest rate risk, gap analysis and interest rate simulations. Gap analysis focuses on measuring absolute dollar amounts subject to repricing within certain periods of time, particularly the one year maturity horizon. Interest rate simulations are produced using a software model that is based on actual cash flows and repricing characteristics for all of the Company's financial instruments and incorporates market-based assumptions regarding the impact of changing interest rates on current volumes of applicable financial instruments. These assumptions are inherently uncertain, and, consequently, the model cannot precisely measure net interest income or precisely predict the impact of changes in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and management strategies. See "Item 7A, Quantitative and Qualitative Disclosure about Market Risks."

     Interest rate simulations provide the Company with an estimate of both the dollar amount and percentage change in NII under various rate scenarios. All assets and liabilities are subjected to tests of up to 300 basis points in increases and decreases in interest rates in 100 basis point increments. Under each interest rate scenario, the Company projects its net interest income and the NPV of its current balance sheet. From these results, the Company can then develop alternatives in dealing with the tolerance thresholds.

     Since 1995, the Company has been utilizing interest rate floors to mitigate the risk of interest margin compression in a decreasing rate environment. Additionally, on most new income property loans, the Company utilizes interest rate caps. These are life caps and are usually three points above the rate at underwriting or at an amount that would still allow for one-to-one debt service coverage at the maximum rate, thereby reducing the likelihood of borrower default in a rising rate environment. The risk to the Company associated with the interest rate floors is that interest rates may decline, and the borrower may choose to refinance the loan, either with the Company or with another financial institution, resulting in the Company having to replace the higher-yielding asset at a lower rate. The risk to the Company associated with interest rate caps is that interest rates will exceed the maximum rates on such loans, and while the Company's cost of funds continues to rise, the interest income derived from these loans will be fixed, resulting in an overall compression on net interest income.

     A traditional, although analytically limited measure, of a financial institution's IRR is the "static gap." Static gap is the difference between the amount of assets and liabilities (adjusted for any off-balance positions) which are expected to mature or reprice within a specific period. Generally, a positive gap benefits an institution during periods of rising interest rates, and a negative gap benefits an institution during periods of declining interest rates. However, because a portion of the indices that the Company's loan products are priced to may lag changes in market interest rates by three months or more, the Company's net interest income may not reflect changes in interest rates immediately.

     At December 31, 2000, 76.11% of the Company's interest-bearing deposits were comprised of certificate accounts, the majority of which have original terms averaging twelve months. The remaining, weighted average term to maturity for the Company's certificate accounts approximated six months at December 31, 2000. Generally, the Company's offering rates for certificate accounts move directionally with the general level of short term interest rates, though the margin may vary due to competitive pressures. The maturities, as reflected in the repricing table under "Interest Rate Risk Management," indicate that the Company will continue to see a compression in the net interest margin in the first half of 2001. The Company expects that the cost of its certificate accounts will decrease in the coming months, as maturing and newly acquired accounts are priced at current, lower offering rates. However, if interest rates continue to fall, the Company may be unable to match the decrease in its offered deposit rates in order to mitigate the risk of deposit outflows.

     The following table sets forth information concerning repricing opportunities for the Company's interest-earning assets and interest-bearing liabilities as of December 31, 2000. The amount of assets and liabilities shown within a particular period were determined in accordance with their contractual maturities, except that adjustable rate products are included in the period in which they are first scheduled to adjust and not in the period in which they mature. Such assets and liabilities are classified by the earlier of their maturity or repricing date.

                                                            DECEMBER 31, 2000
                                 ------------------------------------------------------------------------
                                              OVER THREE   OVER SIX     OVER ONE
                                   THREE       THROUGH      THROUGH       YEAR        OVER
                                   MONTHS        SIX        TWELVE      THROUGH       FIVE
                                  OR LESS       MONTHS      MONTHS     FIVE YEARS    YEARS       TOTAL
    (DOLLARS IN THOUSANDS)       ----------   ----------   ---------   ----------   --------   ----------
Interest-earning assets:
  Cash and cash
     equivalents(1)............  $   82,450    $     --    $      --   $      --    $     --   $   82,450
  Investments and FHLB Stock...      20,730          --           --          --          --       20,730
  Loans receivable(2)..........   1,068,468     402,093       31,767       7,087     125,905    1,635,320
                                 ----------    --------    ---------   ---------    --------   ----------
          Total
            interest-earning
            assets.............  $1,171,648    $402,093    $  31,767   $   7,087    $125,905   $1,738,500
                                 ==========    ========    =========   =========    ========   ==========
Interest-bearing liabilities:
  Deposits
     Non-certificates of
       deposit(2)..............  $  282,399    $     --    $      --   $      --    $     --   $  282,399
     Certificates of deposit...     260,224     223,033      392,320      23,886          --      899,463
  FHLB advances................      30,000     125,000       74,000     155,000          --      384,000
  Senior notes.................          --          --           --      39,358          --       39,358
                                 ----------    --------    ---------   ---------    --------   ----------
          Total
            interest-bearing
            liabilities........  $  572,623    $348,033    $ 466,320   $ 218,244    $     --   $1,605,220
                                 ==========    ========    =========   =========    ========   ==========
Interest rate sensitivity
  gap..........................  $  599,025    $ 54,060    $(434,553)  $(211,157)   $125,905   $  133,280
Cumulative interest rate
  sensitivity gap..............     599,025     653,085      218,532       7,375     133,280      133,280
As percentage of total
  interest-earning assets......       34.46%      37.57%       12.57%       0.42%       7.67%        7.67%

---------------
(1) Excludes noninterest-earning cash balances.

(2) Balances include $31.6 million of nonaccrual loans, and are gross of deferred fees and cost and allowance for estimated credit losses.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     The Company realizes income principally from the differential or spread between the interest earned on loans, investments, and other interest-earning assets and the interest paid on deposits and borrowings. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice differently than its interest-bearing liabilities. The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while structuring the Company's asset-liability mix to obtain the maximum yield-cost spread on that structure.

     A sudden and substantial increase or decrease in interest rates may adversely impact the Company's income to the extent that the interest rates borne by the assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company has adopted formal policies and practices to monitor its interest rate risk exposure. As a part of this effort, the Company uses the NPV methodology to gauge interest rate risk exposure.

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

     At December 31, 2000, based on the Company's internally generated model, it was estimated that the Company's NPV ratio was 9.51% in the event of a 200 basis point increase in rates, a decrease of 6.12% from basecase of 10.13%. If rates were to decrease by 200 basis points, the Company's NPV ratio was estimated at 10.49%, an increase of 3.55% from basecase.

     Presented below, as of December 31, 2000, is an analysis of the Company's IRR as measured in the NPV for instantaneous and sustained parallel shifts of 100, 200, and 300 basis point increments in market interest rates.

                                               NET PORTFOLIO VALUE
                                           ---------------------------
                              CHANGE                     $ CHANGE FROM                 CHANGE FROM
                             IN RATES      $ AMOUNT        BASECASE         RATIO       BASECASE
  (DOLLARS IN THOUSANDS)     --------      --------      -------------      -----      -----------
                             +300 bp       $151,141        $(31,027)         8.64%       -149 bp
                             +200 bp        168,575         (13,594)         9.51%        -62 bp
                             +100 bp        178,702          (3,467)         9.99%        -14 bp
                                0 bp        182,169                         10.13%
                             -100 bp        179,001          (3,167)         9.85%        -28 bp
                             -200 bp        193,920          11,751         10.49%        +36 bp
                             -300 bp        211,368          29,199         11.21%       +108 bp

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

     On a quarterly basis, the results of the internally generated model are reconciled to the results of the OTS model. Historically the OTS has valued the NPV higher, but the changes in NPV as a result of the rate increases and decreases are normally directionally consistent between the two models. The difference between the two models resides in the prepayment assumptions, the ability of the Company to analyze each individual rate index in a changing environment, and the ability of the Company's model to include caps and floors on loans in the rate shock analyses. Through the inclusion of more specific information regarding the Company's unique loan portfolio, the internal model reflects greater sensitivity in both an increasing and a declining rate environment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information regarding Financial Statements and Supplementary Data appears on pages A-1 through A-39 under the captions "Consolidated Statements of Financial Condition," "Consolidated Statements of Operations," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" and is incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the sections entitled "Principal Shareholders" and "Election of Directors" of the Company's Proxy Statement, which is filed as Exhibit No. 99 to this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions is incorporated by reference from the section entitled "Certain Transactions" of the Company's Proxy Statement, which is filed as Exhibit No. 99 to this Annual Report on Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

        (1) FINANCIAL STATEMENTS

          Independent Auditors' Report

           Consolidated Financial Statements

               Consolidated Statements of Financial Condition as of December 31,
                 2000 and 1999.

               Consolidated Statements of Income for the years ended December
                 31, 2000, 1999 and 1998.

               Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998.

               Consolidated Statements of Cash Flows for the years ended
                 December 31, 2000, 1999 and 1998.

               Notes to Consolidated Financial Statements for the years ended
                 December 31, 2000, 1999 and 1998.

          (2) FINANCIAL STATEMENT SCHEDULES

                Schedules are omitted because they are not applicable or because the required information is provided in the Consolidated Financial Statements, including the Notes thereto.

     (B) REPORTS ON FORM 8-K

          Not applicable.

     (C) EXHIBITS

          Exhibits are listed by number corresponding to the Exhibit Table of
     Item 601 of Regulation S-K.

         EXHIBIT
         NUMBER                       DESCRIPTION OF DOCUMENT
         -------                      -----------------------
           3.1      Certificate of Incorporation of the Company and Amendment of
                    Certificate of Incorporation of the Company(1)
           3.2      Bylaws of the Company(1)
           4.1      Specimen certificate of the Company's Common Stock
           4.2      Indenture, dated as of December 31, 1997, between the
                    Company and United States Trust Company of New York, as
                    Trustee, relating to the Company's 12 1/2% Notes due 2004(2)
           4.3      Form of the Company's 12 1/2% Notes due 2004 (included in
                    Section 2.02 of the Indenture included as Exhibit 4.2)(2)
           4.4      Form of Warrants to purchase an aggregate of 2,512,188
                    shares of Common Stock
           4.5      Registration Rights Agreement among the Company and certain investors
           4.6      Unit Purchase Agreement among the Company and the investors named therein
           4.7      Indenture dated as of March 28, 2001 between Hawthorne
                    Financial Corporation and Wilmington Trust Company, as
                    Trustee
           4.8      Certificate of Trust of HFC Capital Trust I
           4.9      Amended and Restated Trust Agreement of HFC Capital Trust I,
                    among Hawthorne Financial Corporation, Wilmington Trust
                    Company and the Administrative Trustees named therein dated as of March 28, 2001
           4.10     Capital Securities Certificate of HFC Capital Trust I
           4.11     Common Securities Certificate of HFC Capital Trust I
           4.12     Capital Securities Guarantee Agreement between Hawthorne
                    Financial Corporation and Wilmington Trust Company, dated as of March 28, 2001
           4.13     Common Securities Guarantee Agreement between Hawthorne
                    Financial Corporation and Wilmington Trust Company, dated as of March 28, 2001
           4.14     10.18% Junior Subordinated Deferrable Interest Debentures
                    due June 8, 2031
          10.1      Hawthorne Financial Corporation 1994 Stock Option Plan(3)*
          10.2      Hawthorne Financial Corporation 1995 Stock Option Plan(4)
          10.3      Lease of corporate headquarters(5)
          10.4      Change in Control Employment Agreement between Company and
                    Simone Lagomarsino(6)*
          10.5      Change in Control Employment Agreement(6)*
          10.6      Deferred Compensation Plan*
          10.7      Deferred Compensation Loan Agreement between Hawthorne and
                    Karen Abajian*
          11.1      Statement on computation of per share earnings(7)
          21.1      Subsidiaries of the Registrant, Hawthorne Savings, F.S.B.
          23.1      Consent of Deloitte & Touche LLP
          99        Proxy Statement for Annual Meeting of Shareholders to be
                    held May 21, 2001(8)

---------------
 *  Designates management contract, compensatory plan or arrangement.

(1) Incorporated by reference from the Company's Registration Statement on Form S-8 (No. 33-74800) filed on February 3, 1994.

(2) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended on May 11, 1998 and November 3, 1998.

(3) Incorporated by reference from the Company's Registration Statement on Form S-8 (No. 333-59879) filed on July 24, 1998.

(4) Incorporated by reference from the Company's Registration Statement on Form S-8 (No. 333-59875) filed on July 24, 1998.

(5) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(6) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(7) See Note 1 to the Notes to Consolidated Financial Statements included in
    Item 8 and listed in Item 14(a) of this Annual Report on Form 10-K.

(8) To be filed within 120 days after the end of the fiscal year ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: March 30, 2001

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

                         SIGNATURE                                DATE
                         ---------                                ----

                  /s/ SIMONE LAGOMARSINO                     March 30, 2001
-----------------------------------------------------------
                    Simone Lagomarsino
     Director, President, and Chief Executive Officer
               (Principal Executive Officer)

                   /s/ KAREN C. ABAJIAN                      March 30, 2001
-----------------------------------------------------------
                     Karen C. Abajian
               Executive Vice President and
                  Chief Financial Officer
       (Principal Financial and Accounting Officer)

                  /s/ TIMOTHY R. CHRISMAN                    March 30, 2001
-----------------------------------------------------------
        Timothy R. Chrisman, Chairman of the Board

                   /s/ MARILYN G. AMATO                      March 30, 2001
-----------------------------------------------------------
                Marilyn G. Amato, Director

                   /s/ GARY W. BRUMMETT                      March 30, 2001
-----------------------------------------------------------
                Gary W. Brummett, Director

                  /s/ ANTHONY W. LIBERATI                    March 30, 2001
-----------------------------------------------------------
               Anthony W. Liberati, Director

                  /s/ HARRY F. RADCLIFFE                     March 30, 2001
-----------------------------------------------------------
               Harry F. Radcliffe, Director

                    /s/ HOWARD E. RITT                       March 30, 2001
-----------------------------------------------------------
                 Howard E. Ritt, Director

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

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Hawthorne Financial Corporation
El Segundo, California:

     We have audited the accompanying consolidated statements of financial condition of Hawthorne Financial Corporation and Subsidiary (the "Company") as of December 31, 2000 and 1999 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial condition of Hawthorne Financial Corporation and Subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Los Angeles, California
February 9, 2001
(March 28, 2001 as to Note 17)

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                   (DOLLARS IN THOUSANDS)                     ----------    ----------
Assets:
  Cash and cash equivalents.................................  $   99,919    $   86,722
  Loans receivable (net of allowance for estimated credit
     losses of $29,450 in 2000 and $24,285 in 1999).........   1,608,067     1,444,968
  Real estate owned, net....................................       2,859         5,587
  Accrued interest receivable...............................      11,040         9,250
  Investment in capital stock of Federal Home Loan Bank, at
     cost...................................................      20,730        22,236
  Office property and equipment at cost, net................       4,808         5,939
  Deferred tax asset, net...................................       2,867         2,203
  Other assets..............................................       3,105         4,248
                                                              ----------    ----------
          Total assets......................................  $1,753,395    $1,581,153
                                                              ==========    ==========
Liabilities and Stockholders' Equity:
  Liabilities:
     Deposits:
       Noninterest-bearing..................................  $   32,994    $   28,838
       Interest-bearing.....................................   1,181,862     1,057,797
                                                              ----------    ----------
          Total deposits....................................   1,214,856     1,086,635
     FHLB advances..........................................     384,000       349,000
     Senior notes...........................................      39,358        40,000
     Accounts payable and other liabilities.................      11,020        13,214
                                                              ----------    ----------
          Total liabilities.................................   1,649,234     1,488,849
Commitments and contingencies (Note 13)
Stockholders' Equity:
  Common stock -- $0.01 par value; authorized 20,000,000
     shares; issued and outstanding, 5,566,801 shares (2000)
     and 5,331,301 shares (1999)............................          56            53
  Capital in excess of par value -- common stock............      42,095        40,981
  Retained earnings.........................................      65,602        51,318
  Less:
     Treasury stock, at cost -- 391,406 shares (2000) and
      5,400 shares (1999)...................................      (3,592)          (48)
                                                              ----------    ----------
          Total stockholders' equity........................     104,161        92,304
                                                              ----------    ----------
          Total liabilities and stockholders' equity........  $1,753,395    $1,581,153
                                                              ==========    ==========

          See Accompanying Notes to Consolidated Financial Statements

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
           (IN THOUSANDS, EXCEPT PER SHARE DATA)             --------    --------    --------
Interest revenues:
  Loans....................................................  $141,279    $126,854    $102,213
  Investments..............................................     7,709       5,893       4,779
                                                             --------    --------    --------
          Total interest revenues..........................   148,988     132,747     106,992
                                                             --------    --------    --------
Interest costs:
  Deposits.................................................    63,513      50,831      47,642
  FHLB advances............................................    20,180      17,795       9,232
  Senior notes.............................................     4,989       5,000       5,000
                                                             --------    --------    --------
          Total interest costs.............................    88,682      73,626      61,874
                                                             --------    --------    --------
Net interest income........................................    60,306      59,121      45,118
Provision for credit losses................................     6,000      12,000       7,135
                                                             --------    --------    --------
  Net interest income after provision for credit losses....    54,306      47,121      37,983
Noninterest revenues:
  Loan related and other fees..............................     7,072       7,324       4,213
  Deposit fees.............................................     1,022         496         433
  Gain on sales of investment securities...................        --          --           7
                                                             --------    --------    --------
          Total noninterest revenues.......................     8,094       7,820       4,653
(Loss)/income from real estate operations, net.............      (924)        324       1,909
Noninterest expenses:
  General and administrative expenses:
     Employee..............................................    17,391      14,822      14,414
     Operating.............................................     6,092       6,393       6,177
     Occupancy.............................................     3,758       3,889       3,404
     Professional..........................................     4,255       4,035       1,738
     Technology............................................     1,939       1,988       2,117
     SAIF premiums and OTS assessments.....................       893       1,236         952
                                                             --------    --------    --------
          Total general and administrative expenses........    34,328      32,363      28,802
  Other non-operating expense:
     Legal settlement expenses.............................     2,049       3,539          --
     Other.................................................       147       1,133          31
                                                             --------    --------    --------
          Total noninterest expenses.......................    36,524      37,035      28,833
                                                             --------    --------    --------
Income before income taxes.................................    24,952      18,230      15,712
Income tax provision.......................................    10,668       8,030       4,674
                                                             --------    --------    --------
Net income.................................................  $ 14,284    $ 10,200    $ 11,038
                                                             ========    ========    ========
Basic earnings per share...................................  $   2.69    $   1.93    $   2.64
                                                             ========    ========    ========
Diluted earnings per share.................................  $   1.94    $   1.33    $   1.65
                                                             ========    ========    ========
Weighted average basic shares outstanding..................     5,300       5,288       4,176
                                                             ========    ========    ========
Weighted average diluted shares outstanding................     7,371       7,697       6,692
                                                             ========    ========    ========

          See Accompanying Notes to Consolidated Financial Statements

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                     CAPITAL IN
                                                                     EXCESS OF      ACCUMULATED
                                               NUMBER OF            PAR VALUE --       OTHER
                                                COMMON     COMMON      COMMON      COMPREHENSIVE
                                                SHARES     STOCK       STOCK       INCOME/(LOSS)
               (IN THOUSANDS)                  ---------   ------   ------------   -------------
Balance at January 1, 1998...................    3,091      $31       $12,310           $ 6
Exercised stock options......................       86        1           436            --
Stock offering proceeds, net.................    2,013       20        27,603            --
Other comprehensive income, net of tax, net
  change in unrealized gain (loss) on
  securities.................................                --            --            (6)
Net income...................................                --            --            --
Repayments...................................                --            --
Comprehensive Income.........................                --            --            --
                                                 -----      ---       -------           ---
Balance at December 31, 1998.................    5,190       52        40,349            --
Exercised stock options......................      110        1           576            --
Exercised warrants...........................       26       --            56            --
Net income...................................                --            --            --
Other........................................                --            --            --
Repayments...................................                --            --            --
Comprehensive Income.........................                --            --            --
                                                 -----      ---       -------           ---
Balance at December 31, 1999.................    5,326       53        40,981            --
Exercised stock options......................      236        3         1,114            --
Treasury stock...............................     (387)
Net income...................................                --            --            --
Comprehensive Income.........................                --            --            --
                                                 -----      ---       -------           ---
Balance at December 31, 2000.................    5,175      $56       $42,095           $--
                                                 =====      ===       =======           ===

                                                                      LOAN TO
                                                                     EMPLOYEE
                                                                       STOCK         TOTAL
                                               RETAINED   TREASURY   OWNERSHIP   STOCKHOLDERS'   COMPREHENSIVE
                                               EARNINGS    STOCK       PLAN         EQUITY          INCOME
               (IN THOUSANDS)                  --------   --------   ---------   -------------   -------------
Balance at January 1, 1998...................  $30,112    $   (48)     $(92)       $ 42,319
Exercised stock options......................       --         --        --             437
Stock offering proceeds, net.................       --         --        --          27,623
Other comprehensive income, net of tax, net
  change in unrealized gain (loss) on
  securities.................................       --         --        --              (6)        $    (6)
Net income...................................   11,038         --        --          11,038          11,038
Repayments...................................       --         --        13              13
                                                                                                    -------
Comprehensive Income.........................       --         --        --              --         $11,032
                                               -------    -------      ----        --------         -------
Balance at December 31, 1998.................   41,150        (48)      (79)         81,424
Exercised stock options......................       --         --        --             577
Exercised warrants...........................       --         --        --              56
Net income...................................   10,200         --        --          10,200         $10,200
Other........................................      (32)        --        --             (32)
Repayments...................................       --         --        79              79
                                                                                                    -------
Comprehensive Income.........................       --         --        --              --         $10,200
                                               -------    -------      ----        --------         -------
Balance at December 31, 1999.................   51,318        (48)       --          92,304
Exercised stock options......................       --         --        --           1,117
Treasury stock...............................              (3,544)                   (3,544)
Net income...................................   14,284         --        --          14,284         $14,284
                                                                                                    -------
Comprehensive Income.........................       --         --        --              --         $14,284
                                               -------    -------      ----        --------         =======
Balance at December 31, 2000.................  $65,602    $(3,592)     $ --        $104,161
                                               =======    =======      ====        ========

          See Accompanying Notes to Consolidated Financial Statements

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            2000         1999         1998
                 (DOLLARS IN THOUSANDS)                   ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................  $  14,284    $  10,200    $  11,038
  Adjustments:
     Deferred income tax (benefit)/provision............       (664)         619        3,999
     Provision for credit losses on loans...............      6,000       12,000        7,135
     Provision for estimated losses on real estate
       owned............................................        476           80           60
     Net gain on sale of investment securities..........         --           --           (7)
     Net loss/(gain) from sale of real estate owned.....        166         (754)      (2,278)
     Net loss from disposal of other assets.............         --            7           34
     Loan fee and discount accretion....................     (2,822)      (5,108)      (6,396)
     Depreciation and amortization......................      2,778        2,389        1,551
     FHLB dividends.....................................     (1,476)        (961)        (571)
     Increase in accrued interest receivable............     (1,790)        (826)      (3,126)
     Decrease/(increase) in other assets................      1,143          563         (453)
     (Decrease)/increase in other liabilities...........     (1,788)       5,654        1,183
                                                          ---------    ---------    ---------
          Net cash provided by operating activities.....     16,307       23,863       12,169
                                                          ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment securities:
     Purchases..........................................         --           --      (27,919)
     Maturities.........................................         --           --       27,900
     Sales proceeds.....................................         --           --          596
  Loans:
     New loans funded...................................   (488,560)    (377,267)    (487,097)
     Construction disbursements.........................   (264,506)    (336,806)    (354,326)
     Payoffs............................................    551,851      544,156      345,044
     Sales proceeds.....................................     14,961        3,000           --
     Purchases..........................................     (8,568)      (1,155)          --
     Principal payments.................................     24,355       24,806      121,940
     Other, net.........................................        466        7,092     (118,823)
  Real estate owned, net:
     Sales proceeds.....................................      5,105       10,385       15,184
     Capitalized costs..................................        (62)        (149)      (1,058)
     Other, net.........................................         --          (30)      (2,134)
  Purchase of FHLB stock................................       (630)      (7,721)      (5,770)
  Redemption of FHLB stock..............................      3,612           --           --
  Office property & equipment:
     Sales proceeds.....................................         51          233            5
     Additions..........................................     (1,337)      (2,031)      (3,904)
                                                          ---------    ---------    ---------
          Net cash used in investing activities.........   (163,262)    (135,487)    (490,362)
                                                          ---------    ---------    ---------

          See Accompanying Notes to Consolidated Financial Statements

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                  (DOLLARS IN THOUSANDS)                     --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Deposit activity, net....................................   128,221      67,185     219,949
  Net increase in FHLB advances............................    35,000      85,000     224,000
  Net proceeds from exercise of stock options and
     warrants..............................................     1,117         633         437
  Collection of ESOP loan..................................        --          79          13
  Reduction in senior notes................................      (642)         --          --
  Payments to acquire treasury stock.......................    (3,544)         --          --
  Proceeds from stock offering.............................        --          --      27,623
                                                             --------    --------    --------
          Net cash provided by financing activities........   160,152     152,897     472,022
                                                             --------    --------    --------
Increase (decrease) in cash and cash equivalents...........    13,197      41,273      (6,171)
Cash and cash equivalents, beginning of year...............    86,722      45,449      51,620
                                                             --------    --------    --------
Cash and cash equivalents, end of year.....................  $ 99,919    $ 86,722    $ 45,449
                                                             ========    ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:
     Interest..............................................  $ 87,204    $ 73,214    $ 61,272
     Income taxes, net.....................................    11,050       4,233       3,017
  Non-cash investing and financing activities:
     Real estate acquired in settlement of loans...........     3,277      13,649       6,387
     Loans originated to finance sales of real estate
       owned...............................................        --       1,500       2,402
     Loans originated to refinance existing bank loans.....    28,229      48,008      44,060
     Net change in unrealized gains/(losses) on
       available-for-sale securities.......................        --          --          (6)
     Disposal of other assets..............................        --          --          39

          See Accompanying Notes to Consolidated Financial Statements

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and general practices within the banking industry. The following is a summary of significant principles used in the preparation of the accompanying financial statements.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Hawthorne Savings, F.S.B. ("Bank"). All significant intercompany transactions and accounts have been eliminated in consolidation.

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

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant estimates include the allowance for estimated credit losses, valuation of real estate owned, fair value of stock options and fair values of financial instruments.

CASH AND CASH EQUIVALENTS

     The Bank, in accordance with regulations, must maintain qualifying liquid assets at an average monthly balance of not less than 4% of the average of all deposits and other borrowings due in less than one year. Liquid assets consist primarily of cash, certificates of deposit and overnight investments. On March 14, 2001, the OTS issued an interim final rule that eliminates the 4% liquidity requirement and replaced it with a general requirement that thrifts maintain sufficient liquidity to ensure safety and soundness. In addition, bankers' acceptances and certain U.S. Government securities, corporate notes and mortgage-backed securities qualify as liquid assets for regulatory purposes. In the consolidated statements of financial condition and cash flows, cash and cash equivalents include cash, amounts due from banks and overnight investments.

INVESTMENT SECURITIES

     The Company has authority to invest in a variety of investment securities, including U.S. Government and agency securities, mortgage-backed securities and corporate securities. However, in recent years the Company's strategy has been to deploy its assets through loan originations, rather than purchases of investment securities. As a result, the investment activity has been steadily decreasing over the last six years, and during 2000 and 1999 there was no investment activity. The Company classifies all securities acquired as available-for-sale under GAAP, and thus the securities are carried at fair value, with unrealized gains and losses excluded from income and reported as a separate component of stockholders' equity, net of taxes.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

LOANS RECEIVABLE

     Loans are generally carried at principal amounts, less net deferred loan fees. Net deferred loan fees include deferred unamortized fees, less direct incremental loan origination costs. The Company defers all loan fees, net of certain direct costs associated with originating loans, and recognizes these net deferred fees into interest revenue as a yield adjustment over the term of the loans using the interest method for permanent loans and the straight-line method for construction loans. When a loan is paid off, any unamortized net deferred fees and costs are recognized in interest income.

     Interest on loans, including impaired loans, is recognized in revenue as earned and is accrued only if deemed collectible. When loans are 90 days or more delinquent, or when collection of interest or principal becomes uncertain, the loans are placed on nonaccrual status, meaning that the Company stops accruing interest on such loans and reverses any interest previously accrued but not collected. A nonaccrual loan may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected.

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

     When the measurement of the impaired loan is less than the recorded amount of the loan, the Company recognizes an impairment is recognized by creating a valuation allowance with a corresponding charge to the allowance for credit losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the allowance for credit losses.

     All loans are classified as held-to-maturity as the Company has the current intent and ability to hold these loans in its portfolio until maturity.

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

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

REAL ESTATE OWNED

     Properties acquired through foreclosure, or deed in lieu of foreclosure ("real estate owned"), are transferred to REO and carried at the lower of cost or estimated fair value less the estimated costs to sell the property. The fair value of the property is based upon a current appraisal. Subsequent to foreclosure, management periodically performs valuations and the REO property is carried at the lower of carrying value or fair value, less costs to sell. The determination of a property's estimated fair value incorporates (1) revenues projected to be realized from disposal of the property, (2) construction and renovation costs, (3) marketing and transaction costs and (4) holding costs (e.g., property taxes, insurance and homeowners' association dues). For multi-family construction and land developments, these projected cash flows are discounted utilizing a market rate of return to determine their fair value. In many instances following foreclosure, these properties require significant time for the completion of construction and their marketing and eventual sale. Revenue recognition upon disposition of the property is dependent upon the sale having met certain criteria relating to the buyer's initial investment in the property sold.

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

PARENT COMPANY

     In connection with the issuance of its 1997 Senior Notes, the Company capitalized $2.5 million of issuance costs. In 2000, 1999 and 1998, the Company amortized $361,000 of its 1997 Senior Notes issuance costs which are being amortized over the life of the debt, which is seven years.

INCOME TAXES

     The Company and its subsidiary have historically filed a consolidated federal income tax return and a combined state franchise tax return on a fiscal year ending September 30. The Company adopted a December 31 tax year-end for its consolidated federal income tax return and its combined state franchise tax returns beginning with the stub period ending December 31, 1998 and continuing each year thereafter.

     Deferred tax assets and liabilities represent the tax effects, calculated at currently effective tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements. If it is more likely than not that any of a deferred tax asset will not be realized, a valuation allowance is recorded.

STOCK BASED COMPENSATION PLANS

     The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123 in the footnotes to its consolidated financial statements. SFAS No. 123 requires pro forma disclosure of net income and, if presented, earnings per share, as if the fair-value based method of accounting defined in this statement had

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY been applied. APB Opinion No. 25 and related interpretations requires accounting for stock compensation awards based on their intrinsic value as of the grant date.

IMPAIRMENT OF LONG-LIVED ASSETS

     Long-lived assets related to those assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. SFAS No. 121 requires that certain long-lived assets to be disposed of be reported at the lower of historical cost or fair value, less cost to sell.

RECENT ACCOUNTING PRONOUNCEMENTS

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 will not have a significant impact on the financial position, results of operations, or cash flows of the Company.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which is effective for financial statements for periods beginning after December 15, 2000. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral, and requires certain disclosures. Management does not believe that there will be a material impact on the financial position or results of operations of the Company from adoption of this statement.

RECLASSIFICATIONS

     Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform with 2000.

EARNINGS PER SHARE CALCULATION

     The following table sets forth the Company's earnings per share calculations for the years ended December 31, 2000, 1999 and 1998. In the following table, (1) "Warrants" refers to the Warrants issued by the Company in December 1995, which are currently exercisable, and which expire December 11, 2005, and (2) "Options" refer to stock options previously granted to employees of the Company and which were outstanding at each measurement date (see Note
10).

     In July 1998, the Company completed an offering of 2,012,500 shares of its Common Stock (including 262,500 shares issued upon exercise by the underwriters of their overallotment option) at a price of $15.00 per share, realizing net proceeds (after offering costs) of approximately $27.6 million. As an additional result of

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY this offering, the exercise price of the Warrants was reduced to $2.128 per share and the number of shares of Common Stock purchasable upon the exercise of the Warrants was increased to 2,512,188.

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
           (IN THOUSANDS, EXCEPT PER SHARE DATA)              --------    -------    -------
Average shares outstanding:
  Basic.....................................................     5,300      5,288      4,176
  Warrants..................................................     2,486      2,496      2,444
  Options(1)................................................       360        445        587
  Less: Treasury stock(2)...................................      (775)      (532)      (515)
                                                              --------    -------    -------
  Diluted...................................................     7,371      7,697      6,692
                                                              ========    =======    =======
Net income..................................................  $ 14,284    $10,200    $11,038
                                                              ========    =======    =======
Basic earnings per share....................................  $   2.69    $  1.93    $  2.64
                                                              ========    =======    =======
Diluted earnings per share..................................  $   1.94    $  1.33    $  1.65
                                                              ========    =======    =======
Year end shares outstanding:
  Basic.....................................................     5,175      5,326      5,190
  Warrants..................................................     2,486      2,486      2,512
  Options(3)................................................       446        403        527
  Less: Treasury stock(2)...................................      (619)      (584)      (510)
                                                              --------    -------    -------
  Diluted...................................................     7,488      7,631      7,719
                                                              ========    =======    =======

Basic book value per share..................................  $  20.13    $ 17.33    $ 15.69
                                                              ========    =======    =======
Diluted book value per share................................  $  13.91    $ 12.10    $ 10.43
                                                              ========    =======    =======

---------------
(1) Excludes 225,327 options outstanding for the year ended December 31, 2000 for which the exercise price exceeded the average market price of the Company's Common Stock during the periods.

(2) Under the Diluted Method, it is assumed that the Company will use proceeds from the pro forma exercise of the Warrants and Options to acquire actual shares currently outstanding, thus increasing treasury stock. In this calculation, treasury stock was assumed to be repurchased at the average closing stock price for the respective period.

(3) Excludes 160,000 options outstanding for the month of December 2000 for which the exercise price exceeded the monthly average market price of the Company's Common Stock at period-end.

NOTE 2 -- CASH AND CASH EQUIVALENTS

     The table below reflects cash and cash equivalents for the dates indicated:

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                 (DOLLARS IN THOUSANDS)                    -------    -------
Cash and due from banks..................................  $19,919    $86,722
Federal funds sold.......................................   80,000         --
                                                           -------    -------
          Total..........................................  $99,919    $86,722
                                                           =======    =======

NOTE 3 -- INVESTMENT SECURITIES AVAILABLE-FOR-SALE

     As of December 31, 2000, the Company did not have any investment securities available-for-sale. The Company has authority to invest in a variety of investment securities, including U.S. Government and agency securities, mortgage-backed securities and corporate securities. However, in recent years the Company's

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY strategy has been to deploy its assets through loan originations, rather than purchases of investment securities. As a result, the investment activity has been steadily decreasing over the last six years, and in both 2000 and 1999 there was no investment activity. The Company classifies all securities acquired as available-for-sale under GAAP, and thus the securities are carried at fair value, with unrealized gains and losses excluded from income and reported as a separate component of stockholders' equity, net of taxes.

     The table below reflects comprehensive income, comprised of unrealized gains arising during the period, net of tax, and reclassification adjustments for the periods indicated:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                   (DOLLARS IN THOUSANDS)                     -----    -----    -----
Unrealized holding gains arising during period, net of tax
  expense of $0 in 2000, $0 in 1999 and $2 in 1998..........   $--      $--      $ 1
  Less: Reclassification adjustment for gains included in
     net income, net of tax expense of $0 in 2000, $0 in
     1999 and $4 in 1998....................................    --       --        7
                                                               ---      ---      ---
Net change in unrealized loss on securities, net of tax
  (expense).................................................   $--      $--      $(6)
                                                               ===      ===      ===

NOTE 4 -- LOANS RECEIVABLE

     The Company's loan portfolio consists almost exclusively of loans secured by real estate located in Southern California. The table below sets forth the composition of the Company's loan portfolio as of the dates indicated.

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                   (DOLLARS IN THOUSANDS)                     ----------    ----------
Single family residential...................................  $  888,416    $  683,250
Income property:
  Multi-family(1)...........................................     253,039       222,616
  Commercial(1).............................................     200,372       232,938
  Development(2)............................................     203,894       148,092
Single family construction:
  Single family residential(3)..............................     195,983       274,697
  Tract.....................................................       3,495        24,056
Land(4).....................................................      46,520        59,095
Other.......................................................      15,390        22,053
                                                              ----------    ----------
          Gross loans receivable(5).........................   1,807,109     1,666,797
Less:
  Undisbursed funds.........................................    (171,789)     (196,249)
  Deferred (fees) and costs, net............................       2,197        (1,295)
  Allowance for estimated credit losses.....................     (29,450)      (24,285)
                                                              ----------    ----------
Net loans receivable........................................  $1,608,067    $1,444,968
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

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

(5) Gross loans receivable includes the principal balance of loans outstanding, plus outstanding but unfunded loan commitments, predominantly in connection with construction loans.

     The table below summarizes the maturities for fixed rate loans and the repricing intervals for adjustable rate loans as of December 31, 2000:

                                                     PRINCIPAL BALANCE
                                        -------------------------------------------
                                        FIXED RATE    ADJUSTABLE RATE      TOTAL
        (DOLLARS IN THOUSANDS)          ----------    ---------------    ----------
Interval:
  G 3 months..........................   $ 36,692       $1,201,247       $1,237,939
  H 3 to 6 months.....................      1,011          401,151          402,162
  H 6 to 12 months....................      5,979           26,030           32,009
  H 1 to 2 years......................      6,270               --            6,270
  H 2 to 5 years......................        817               --              817
  H 5 to 10 years.....................     12,447               --           12,447
  H 10 to 20 years....................     13,623               --           13,623
  More than 20 years..................    101,842               --          101,842
                                         --------       ----------       ----------
          Gross loans receivable......   $178,681       $1,628,428       $1,807,109
                                         ========       ==========       ==========

     The contractual weighted average interest rates on loans at December 31, 2000 and 1999 were 8.98% and 8.64%, respectively. The table below summarizes nonaccrual loans for the dates indicated.

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                 (DOLLARS IN THOUSANDS)                    -------    -------
Single family residential................................  $13,954    $22,579
Income property:
  Commercial.............................................       --     10,498
  Development............................................   10,987         --
Single family construction:
  Single family residential..............................    2,712      6,847
  Tract..................................................       --      1,945
Land.....................................................    3,930      2,140
Other....................................................       18         22
                                                           -------    -------
          Total(1).......................................  $31,601    $44,031
                                                           =======    =======

---------------
(1) At December 31, 2000, nonaccrual loans included ten loans, totaling $7.1 million, in bankruptcy. Includes $3.7 million and $18.7 million of TDRs at December 31, 2000 and 1999, respectively. Excludes $15.1 million and $16.2 million of TDRs that were paying in accordance with their modified terms at December 31, 2000 and 1999, respectively.

     The interest income recognized on loans that were on nonaccrual status at December 31, 2000, 1999 and 1998 was $1.7 million, $2.3 million and $3.3 million, respectively. If these loans had been performing for the entire year, the income recognized would have been $3.3 million, $4.5 million and $4.9 million for 2000, 1999 and 1998, respectively.

     The table below summarizes the amounts of interest income that would have been recognized on TDRs had borrowers paid at the original loan interest rate throughout each of the years below, the interest income that would have been recognized based upon the modified interest rate, and the interest income that was included in the consolidated statements of income for the periods indicated. For this purpose, a TDR is a loan with respect to which (1) the original interest rate was changed for a defined period of time, (2) the loan's

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY maturity was extended due to borrowers' financial difficulty, and/or (3) the Company agreed to suspend principal or interest payments for a defined period of time.

                                              PRINCIPAL    ORIGINAL    MODIFIED    RECOGNIZED
                                               BALANCE     INTEREST    INTEREST     INTEREST
           (DOLLARS IN THOUSANDS)             ---------    --------    --------    ----------
Year ended December 31, 2000:
  Permanent loans...........................   $18,787      $2,049      $1,804       $1,273
                                               =======      ======      ======       ======
Year ended December 31, 1999:
  Construction loans........................   $ 5,072      $  684      $  681       $  392
  Permanent loans...........................    29,766       3,319       2,842        1,636
                                               -------      ------      ------       ------
                                               $34,838      $4,003      $3,523       $2,028
                                               =======      ======      ======       ======
Year ended December 31, 1998:
  Permanent loans...........................   $34,276      $2,873      $2,695       $2,484
                                               =======      ======      ======       ======

     The table below summarizes the activity within the allowance for estimated credit losses on loans for the periods indicated.

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                (DOLLARS IN THOUSANDS)                  -------    -------    -------
Balance, beginning of year............................  $24,285    $17,111    $13,274
  Provision for credit losses.........................    6,000     12,000      7,135
  Charge-offs.........................................   (1,084)    (4,872)    (3,298)
  Recoveries..........................................      249         46         --
                                                        -------    -------    -------
Balance, end of year..................................  $29,450    $24,285    $17,111
                                                        =======    =======    =======

     Management believes the level of allowance for estimated credit losses on loans is adequate to absorb losses inherent in the loan portfolio; however, circumstances might change which could adversely affect the performance of the loan portfolio resulting in increasing loan losses which cannot be reasonably predicted at December 31, 2000.

     The recorded investment in loans considered to be impaired under SFAS No. 114 as amended by SFAS No. 118, was as follows:

                                                          AT OR FOR THE YEAR ENDED
                                                                DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                (DOLLARS IN THOUSANDS)                  -------    -------    -------
Impaired loans with specific loss reserves............  $11,364    $ 3,991    $41,124
Impaired loans without specific loss reserves.........   26,583     49,615     28,770
Specific loss reserves allocated to impaired loans....   (5,270)      (659)    (5,177)
                                                        -------    -------    -------
          Total impaired loans, net of specific
            reserves..................................  $32,677    $52,947    $64,717
                                                        =======    =======    =======
Average investment in impaired loans..................  $38,000    $65,500    $60,000
Interest income recognized on impaired loans..........  $ 2,775    $ 3,417    $ 4,879

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

     The table below reconciles the principal balance of impaired loans and TDRs for the dates indicated:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                   (DOLLARS IN THOUSANDS)                     --------    --------
Total impaired loans........................................  $ 37,947    $ 53,606
Impaired loans 90 days or more delinquent...................   (10,042)    (11,853)
                                                              --------    --------
  Performing impaired loans.................................    27,905      41,753
Impaired loans which are not TDRs...........................   (12,768)    (14,445)
                                                              --------    --------
  Performing TDRs...........................................    15,137      27,308
TDRs which are 90 days or more delinquent...................     3,650       7,530
                                                              --------    --------
          Total TDRs........................................  $ 18,787    $ 34,838
                                                              ========    ========

     No additional funds are committed to be advanced in connection with impaired loans.

LOANS TO EXECUTIVE OFFICERS AND DIRECTORS

     In the ordinary course of business, the Company has granted loans to certain executive officers and directors and the companies with which they are associated. In management's opinion, such loans and commitments to lend were made under terms that are consistent with the Company's normal lending policies.

     During the year ended December 31, 2000, the Company granted $228,000 in loans to executive officers and directors. During the year ended December 31, 1998, the Company granted $155,000 in loans to executive officers and directors and received repayments of $1,000. During 1999, all loans to executive officers and directors were paid in full.

NOTE 5 -- REAL ESTATE OPERATIONS

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

     The table below summarizes real estate owned ("REO") properties for the dates indicated:

                                                                DECEMBER 31,
                                                              ----------------
                                                               2000      1999
                   (DOLLARS IN THOUSANDS)                     ------    ------
Single family residential(1)................................  $2,859    $1,218
Land(2).....................................................      --     4,398
                                                              ------    ------
Gross investment(3).........................................   2,859     5,616
  Less allowance for estimated losses.......................      --        29
                                                              ------    ------
Real estate owned, net......................................  $2,859    $5,587
                                                              ======    ======

---------------
(1) As of December 31, 2000, the Company held five properties.

(2) In December 1999, the Bank acquired 18 lots of a tract development in La Quinta, California with a carrying value of $4.4 million.

(3) Fair value of collateral at foreclosure, plus post-foreclosure capitalized costs.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

     The table below summarizes activity in the allowance for estimated losses on real estate owned for the periods indicated:

                                                              YEARS ENDED DECEMBER 31,
                                                             --------------------------
                                                             2000     1999       1998
                  (DOLLARS IN THOUSANDS)                     -----    -----    --------
Total allowance for estimated losses at beginning of
  period...................................................  $ 29     $ 45     $ 2,563
  Provision for estimated losses...........................    --       80          60
  Charge-offs..............................................   (29)     (96)     (2,578)
                                                             ----     ----     -------
          Total allowance for estimated losses at end of
            period.........................................    --     $ 29     $    45
                                                             ====     ====     =======

     The following table sets forth the costs and revenues attributable to the Company's REO properties for the periods indicated. The compensatory and legal costs directly associated with the Company's property management and disposal operations are included in general and administrative expenses.

                                                            YEARS ENDED DECEMBER 31,
                                                            ------------------------
                                                            2000     1999      1998
                  (DOLLARS IN THOUSANDS)                    -----    -----    ------
Expenses associated with real estate operations:
  Repairs, maintenance and renovation.....................  $(294)   $(219)   $ (277)
  Insurance and property taxes............................    (18)    (132)     (123)
                                                            -----    -----    ------
                                                             (312)    (351)     (400)
Net (loss)/recoveries from sales of REO...................   (166)     754     2,278
Property operations, net..................................     30        1        91
Charge-off/provision for estimated losses on REO..........   (476)     (80)      (60)
                                                            -----    -----    ------
(Loss)/income from real estate operations, net............  $(924)   $ 324    $1,909
                                                            =====    =====    ======

NOTE 6 -- OFFICE PROPERTY AND EQUIPMENT -- AT COST

     The following table summarizes property and equipment for the dates indicated:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                   (DOLLARS IN THOUSANDS)                     --------   --------
Office buildings............................................  $  1,415   $  1,421
Furniture and equipment.....................................     6,449      5,927
Computer hardware/software..................................     3,486      3,200
Leasehold improvements......................................     3,482      3,054
                                                              --------   --------
          Total.............................................    14,832     13,602
Less:
  Accumulated depreciation and amortization.................   (10,214)    (7,853)
                                                              --------   --------
                                                                 4,618      5,749
Land........................................................       190        190
                                                              --------   --------
          Net...............................................  $  4,808   $  5,939
                                                              ========   ========

     The Company recognized $2.8 million, $2.3 million and $1.6 million of depreciation and amortization expense for the years ended December 31, 2000, 1999, and 1998, respectively.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 7 -- DEPOSITS

     The table below summarizes the Company's deposit portfolio by original term, weighted average interest rates ("WAIR") and weighted average remaining maturities in months ("WARM") as of the dates indicated.

                                            DECEMBER 31, 2000                    DECEMBER 31, 1999
                                    ----------------------------------   ----------------------------------
                                    BALANCE(1)   PERCENT   WAIR   WARM   BALANCE(1)   PERCENT   WAIR   WARM
      (DOLLARS IN THOUSANDS)        ----------   -------   ----   ----   ----------   -------   ----   ----
Transaction accounts:
  Noninterest-bearing checking....  $   32,994     2.71%    --     --    $   28,838     2.66%    --     --
  Checking/NOW....................      42,774     3.52%   2.67%   --        40,563     3.73%   2.17%   --
  Passbook........................      25,868     2.13%   2.00%   --        23,568     2.17%   1.41%   --
  Money Market....................     213,757    17.60%   5.20%   --       155,537    14.31%   4.45%   --
                                    ----------   ------                  ----------   ------
         Total transaction
           accounts...............     315,393    25.96%                    248,506    22.87%
                                    ----------   ------                  ----------   ------
Certificates of deposit:
  7 day maturities................      20,905     1.72%   4.04%   --        30,631     2.82%   4.08%   --
  Less than 6 months..............      11,248     0.93%   4.93%    2        42,082     3.87%   4.78%    2
  6 months to 1 year..............     106,193     8.74%   6.18%    4       147,407    13.57%   5.24%    3
  1 year to 2 years...............     744,058    61.25%   6.43%    6       584,488    53.79%   5.46%    8
  Greater than 2 years............      17,059     1.40%   5.35%   14        33,521     3.08%   5.31%   12
                                    ----------   ------                  ----------   ------
         Total certificates of
           deposit................     899,463    74.04%                    838,129    77.13%
                                    ----------   ------                  ----------   ------
             Total deposits.......  $1,214,856   100.00%   5.71%    6    $1,086,635   100.00%   4.86%    5
                                    ==========   ======                  ==========   ======

---------------
(1) Deposits in excess of $100,000 were 29.87% of total deposits at December 31, 2000, compared to 23.47% of total deposits at December 31, 1999.

     The table below summarizes interest expense on deposits, by type of account, for the periods indicated:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                (DOLLARS IN THOUSANDS)                  -------    -------    -------
Checking/NOW..........................................  $ 1,006    $   801    $   765
Passbook..............................................      582        918        632
Money Market..........................................    8,986      6,803      2,957
Certificates of deposit...............................   52,939     42,309     43,288
                                                        -------    -------    -------
          Total.......................................  $63,513    $50,831    $47,642
                                                        =======    =======    =======

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

     This table sets forth the remaining maturities of the certificates of deposit outstanding for the periods indicated:

                                             CERTIFICATES OF DEPOSIT OUTSTANDING AT DECEMBER 31, 2000
                                            -----------------------------------------------------------
                                                       OVER THREE
                                             THREE      THROUGH       OVER SIX
                                             MONTHS       SIX          THROUGH      OVER ONE
                                            OR LESS      MONTHS     TWELVE MONTHS     YEAR      TOTAL
          (DOLLARS IN THOUSANDS)            --------   ----------   -------------   --------   --------
Balances < $100,000
  4.00% or less...........................  $  1,533    $     55      $     26      $     4    $  1,618
  4.01% - 5.00%...........................    19,599       2,122         1,396        2,182      25,299
  5.01% - 6.00%...........................    69,672      15,634         5,427        6,097      96,830
  6.01% - 7.00%...........................    90,468     141,680       265,421       10,860     508,429
  7.01% or more...........................        --          --           175           --         175
                                            --------    --------      --------      -------    --------
                                             181,272     159,491       272,445       19,143     632,351
Balances > $100,000
  4.00% or less...........................        --          --            --           --          --
  4.01% - 5.00%...........................     6,764         337           486          498       8,085
  5.01% - 6.00%...........................    33,051       5,911         1,247        1,205      41,414
  6.01% - 7.00%...........................    39,137      57,294       117,937        3,040     217,408
  7.01% or more...........................        --          --           205           --         205
                                            --------    --------      --------      -------    --------
                                              78,952      63,542       119,875        4,743     267,112
                                            --------    --------      --------      -------    --------
          Total...........................  $260,224    $223,033      $392,320      $23,886    $899,463
                                            ========    ========      ========      =======    ========

                                            CERTIFICATES OF DEPOSIT OUTSTANDING AT DECEMBER 31, 1999
                                           -----------------------------------------------------------
Balances < $100,000
  4.00% or less..........................  $  1,645    $    114      $     74      $     12   $  1,845
  4.01% - 5.00%..........................    76,930      43,765        14,758         6,704    142,157
  5.01% - 6.00%..........................   110,906      93,532       123,972        58,904    387,314
  6.01% - 7.00%..........................        --          95        68,582         7,848     76,525
  7.01% or more..........................        --           1            --            --          1
                                           --------    --------      --------      --------   --------
                                            189,481     137,507       207,386        73,468    607,842
Balances > $100,000
  4.00% or less..........................     1,155          --            --            --      1,155
  4.01% - 5.00%..........................    26,883      12,065         5,133         1,379     45,460
  5.01% - 6.00%..........................    45,952      36,074        46,553        24,860    153,439
  6.01% - 7.00%..........................       189         421        27,319         2,304     30,233
  7.01% or more..........................        --          --            --            --         --
                                           --------    --------      --------      --------   --------
                                             74,179      48,560        79,005        28,543    230,287
                                           --------    --------      --------      --------   --------
          Total..........................  $263,660    $186,067      $286,391      $102,011   $838,129
                                           ========    ========      ========      ========   ========

NOTE 8 -- FHLB ADVANCES

     A primary alternate funding source for the Company is a credit line with the FHLB with a maximum advance of up 35% of the Company's total assets based on qualifying collateral. The FHLB system functions as a source of credit to savings institutions which are members of the FHLB. Advances are secured by the Company's mortgage loans and the capital stock of the FHLB owned by the Company. Subject to the FHLB's advance policies and requirements, these advances can be requested for any business purpose in which the

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

Company is authorized to engage. In granting advances, the FHLB considers a member's creditworthiness and other relevant factors. The table below summarizes the balance and rate of FHLB advances for the dates indicated:

                                                             DECEMBER 31,
                                            ----------------------------------------------
                                                    2000                     1999
                                            ---------------------    ---------------------
                                                         AVERAGE                  AVERAGE
                                                         RATE AT                  RATE AT
                                            PRINCIPAL    YEAR END    PRINCIPAL    YEAR END
          (DOLLARS IN THOUSANDS)            ---------    --------    ---------    --------
Original Term:
  12 Months...............................  $ 25,000       5.81%     $     --         --
  24 Months...............................    25,000       6.56%           --         --
  36 Months...............................   100,000       6.73%           --         --
  60 Months...............................   135,000       5.92%      300,000       5.30%
  120 Months..............................    99,000       5.19%       49,000       4.36%
                                            --------                 --------
          Total...........................  $384,000       5.98%     $349,000       5.16%
                                            ========                 ========

     The following table summarizes information relating to the Company's FHLB advances for the periods or dates indicated:

                                                         YEAR ENDED DECEMBER 31,
                                                         ------------------------
                                                            2000          1999
                (DOLLARS IN THOUSANDS)                   ----------    ----------
Average balance during the year........................   $346,983      $343,205
Average interest rate during the year..................       5.82%         5.18%
Maximum month-end balance during the year..............   $384,000      $379,000
Loans underlying the agreements at year end............   $751,628      $799,866

NOTE 9 -- INCOME TAXES

     The provision for income taxes consists of the following components for the periods indicated:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2000       1999       1998
               (DOLLARS IN THOUSANDS)                  --------    -------    -------
Current income tax expense:
  Federal............................................  $ (9,203)   $(7,409)   $  (654)
  State..............................................    (2,129)        (2)       (21)
                                                       --------    -------    -------
          Total current..............................   (11,332)    (7,411)      (675)
Deferred income tax expense:
  Federal............................................     1,843      1,168     (4,013)
  State..............................................    (1,179)    (1,787)        14
                                                       --------    -------    -------
          Total deferred.............................       664       (619)    (3,999)
                                                       --------    -------    -------
Income tax provision.................................  $(10,668)   $(8,030)   $(4,674)
                                                       ========    =======    =======

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

     The table below summarizes the components of the net deferred income tax assets for the dates indicated:

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                (DOLLARS IN THOUSANDS)                   --------    --------
Deferred income tax liabilities:
  Loan fees............................................  $ (7,523)   $ (6,503)
  FHLB stock...........................................    (2,390)     (2,001)
  Depreciation.........................................      (438)       (962)
  Other................................................      (888)       (699)
                                                         --------    --------
          Total........................................   (11,239)    (10,165)
Deferred income tax assets:
  Bad debts............................................    10,826       7,317
  Federal AMT credit carry-forward.....................        --          30
  Other................................................     3,280       5,021
                                                         --------    --------
          Total........................................    14,106      12,368
                                                         --------    --------
Deferred tax assets, net...............................  $  2,867    $  2,203
                                                         ========    ========

     The table below summarizes the differences between the statutory income tax and the Company's effective tax for the periods indicated:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2000       1999      1998
                (DOLLARS IN THOUSANDS)                   -------    ------    -------
Federal income tax.....................................  $ 8,733    $6,379    $ 5,497
Addition/(reduction) resulting from:
  Change in federal valuation allowance................       --        --     (1,084)
  California franchise tax, net of federal income
     taxes.............................................    1,785     1,163          5
  Other................................................      150       488        256
                                                         -------    ------    -------
          Total........................................  $10,668    $8,030    $ 4,674
                                                         =======    ======    =======

NOTE 10 -- STOCKHOLDERS' EQUITY

EMPLOYEE BENEFIT PLANS

     The Company has an Employee Stock Ownership Plan ("ESOP") that previously covered substantially all employees over 21 years of age who met minimum service requirements. As of December 15, 1995, the Company froze the ESOP and all accounts became fully vested and nonforfeitable. At December 31, 2000, the ESOP owned 92,223 shares of the Company's common stock.

     Effective April 1, 1996, the ESOP was amended to include a 401(k) plan. The Company makes a matching contribution equal to 100% of the amount each participant elects to defer up to a maximum of 5% of the participant's compensation for the calendar quarter. Employees are eligible to participate if they were employed by the Company on March 1, 1996 or have been employed for 6 months, worked at least 500 hours, and are over 21 years of age. Contributions under the plan were $416,727, $420,935 and $382,559 for 2000, 1999 and 1998,
respectively.

DEFERRED COMPENSATION PLAN

     In October 2000, the Bank adopted a Deferred Compensation Plan ("the Plan") in order to provide specified benefits to a select group of management and highly compensated employees. Under the Plan, participants are allowed to defer up to 100% of their annual salaries and bonuses. The Bank does not currently

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY match participants' deferrals. The balance in each participants' deferred compensation account earns interest at a rate equal to the interest rate on 10-Year Treasury notes as in effect on the last date of the calendar year quarter immediately preceding the valuation date, plus 2.50%. The interest crediting rate was 8.30% for the year ended December 31, 2000. The expense of funding the deferred compensation plan was minimal for the year ended December 31, 2000.

STOCK OPTION PLANS

     The Company has two stock option plans ("Option Plans"), one of which provides for the issuance of stock options to directors and employees of the Company and the other of which provides for the issuance of stock options to employees other than certain executive officers of the Company. At December 31, 2000, the Option Plans provide for the issuance of 1,300,000 maximum aggregate shares of Company Common Stock upon exercise of options. The exercise price of any option may not be less than the fair market value of the Common Stock on the date of grant and the term of any option may not exceed 10 years.

     Presented below is a summary of the transactions under the stock option plans described above for the periods indicated:

                                                                  YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------------------------------
                                                2000                        1999                        1998
                                      -------------------------   -------------------------   ------------------------
                                                    WEIGHTED                    WEIGHTED                   WEIGHTED
                                                    AVERAGE                     AVERAGE                    AVERAGE
                                       SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE   SHARES    EXERCISE PRICE
                                      --------   --------------   --------   --------------   -------   --------------
Outstanding, beginning of year......   787,800       $10.79        882,300       $10.19       721,800       $ 7.03
  Granted...........................   301,500         8.51        135,000        14.36       255,000        17.23
  Exercised.........................  (235,500)        4.74       (110,000)        5.24       (86,500)        5.06
  Canceled or expired...............  (247,500)       16.72       (119,500)       15.47        (8,000)        5.26
                                      --------                    --------                    -------
Outstanding, end of year............   606,300         9.58        787,800        10.79       882,300        10.19
                                      ========                    ========                    =======
Options exercisable, end of year....   142,300                     480,733                    580,400
                                      ========                    ========                    =======

     The table below summarizes information about stock options outstanding and exercisable at December 31, 2000.

                                  WEIGHTED AVERAGE
   RANGE OF         NUMBER      REMAINING CONTRACTUAL     NUMBER
EXERCISE PRICES   OUTSTANDING       LIFE (YEARS)        EXERCISABLE
---------------   -----------   ---------------------   -----------
$ 4.65.........      57,000             2.92               57,000
5.26...........      69,300             5.00               69,300
7.74 -   9.91..     320,000             7.32               16,000
13.73..........      35,000             7.00                   --
15.09 -  16.31..    125,000             6.08                   --
                    -------                               -------
$ 4.65 -  16.31..   606,300             6.37              142,300
                    =======                               =======

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

     If compensation costs for the Option Plans had been determined based on the fair value at the grant date for awards in 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's net income and net earnings per share would have been reduced to the pro forma amounts indicated below.

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
     (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)       -------    -------    -------
Net earnings:
  As reported.........................................  $14,284    $10,200    $11,038
  Pro forma...........................................  $14,022    $ 8,677    $ 9,371

Basic earnings per share:
  As reported.........................................  $  2.69    $  1.93    $  2.64
  Pro forma...........................................  $  2.65    $  1.64    $  2.24

Diluted earnings per share:
  As reported.........................................  $  1.94    $  1.33    $  1.65
  Pro forma...........................................  $  1.90    $  1.13    $  1.40

Weighted average fair value at date of grant..........  $  3.71    $  6.62    $  8.33

     The fair value of options granted under the Option Plans was estimated on the date of grant using the Black-Scholes option-pricing model. In 2000, the following weighted average assumptions were used: no dividend yield, expected volatility of 56.46%, risk free interest rate of 4.76% and expected lives of 2 to 4 years. In 1999, no dividend yield, expected volatility of 30.55%, risk free interest rate of 6.76%, and expected lives of 4 to 8 years. In 1998, no dividend yield, expected volatility of 32.97%, risk free interest rate of 5.25% and expected lives of 5 to 8 years.

NOTE 11 -- CAPITAL AND DEBT OFFERINGS

     On December 31, 1997, the Company sold $40.0 million of 12.50% 1997 Senior Notes due 2004 ("1997 Senior Notes") in a private placement (the "1997 Offering"), which included registration rights. Interest on the 1997 Senior Notes is payable semiannually. On or after December 31, 2002, the 1997 Senior Notes will be redeemable at any time at the option of the Company, in whole or in part, at the redemption price of 106.25% for the twelve-month period beginning December 31, 2002, and 103.125% thereafter.

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

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 12 -- REGULATORY MATTERS

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and to average assets (as defined). Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 2000 and 1999, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for Prompt Corrective Action ("PCA") Rules. There are no conditions or events since that notification that management believes have changed the Bank's category. The following table sets forth the Bank's actual regulatory capital amounts and ratios and the regulatory capital amounts and ratios for the Bank to meet the minimum capital requirements required by the OTS and to be categorized as "well capitalized" under the PCA Rules as of December 31, 2000 and 1999.

                                                                                    TO BE WELL
                                                                                CAPITALIZED UNDER
                                                                                      PROMPT
                                                              FOR CAPITAL       CORRECTIVE ACTION
                                           ACTUAL          ADEQUACY PURPOSES        PROVISIONS
                                     ------------------    -----------------    ------------------
                                      AMOUNT     RATIOS    AMOUNT     RATIOS     AMOUNT     RATIOS
      (DOLLARS IN THOUSANDS)         --------    ------    -------    ------    --------    ------
As of December 31, 2000:
  Total capital
  (to risk weighted assets)........  $151,914    12.23%    $99,407     8.00%    $124,259    10.00%
  Core capital
  (to adjusted tangible assets)....   140,387     8.01%     70,078     4.00%      87,598     5.00%
  Tangible capital
  (to adjusted tangible assets)....   140,387     8.01%     26,279     1.50%         n/a      n/a
  Tier 1 capital
  (to risk weighted assets)........   140,387    11.30%        n/a      n/a       74,555     6.00%

As of December 31, 1999:
  Total capital
  (to risk weighted assets)........  $139,815    12.50%    $89,468     8.00%    $111,835    10.00%
  Core capital
  (to adjusted tangible assets)....   127,160     8.05%     63,174     4.00%      78,967     5.00%
  Tangible capital
  (to adjusted tangible assets)....   127,160     8.05%     23,690     1.50%         n/a      n/a
  Tier 1 capital
  (to risk weighted assets)........   127,160    11.37%        n/a      n/a       67,101     6.00%

NOTE 13 -- COMMITMENTS AND CONTINGENCIES

LITIGATION

     The Bank is a defendant in a construction defect case entitled Marine Village Townhomes Homeowners' Association v. Hawthorne Savings and Loan Association that was filed in the Superior Court of the State of

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

California, County of Los Angeles. In this action, Plaintiffs allege, under several theories of recovery, that the Bank was responsible for construction defects in a multi-unit condominium complex, and further alleges fraud by the Bank in connection with the sales of the condominiums. The Bank initially provided a construction loan to the developer, but took over the completion of a portion of the projects after the developer defaulted. Plaintiffs are seeking damages of approximately $3.3 million, plus punitive damages. The Bank has denied that it is responsible for all of the defects Plaintiffs are alleging, and has made claims for indemnification against the contractor and subcontractors. The Bank is also seeking reimbursement from various insurance carriers for defense costs and indemnification for any amounts the Bank is obligated to pay. No assurances can be given that the responsible parties will ultimately indemnify the Bank. Further, there can be no insurance coverage for intentional acts or punitive damages, if awarded. Although the Bank intends to vigorously defend its position and to pursue indemnification, there can be no assurances that the Bank will prevail. In addition, the Bank has incurred substantial legal fees defending the case. In addition, the inherent uncertainty of jury or judicial verdicts makes it impossible to determine with certainty the Company's maximum exposure in these actions.

     The Bank was a defendant in a construction defect case entitled Stone Water Terrace HOA v. Hawthorne Savings and Loan Association, which was filed in the Superior Court of the State of California, County of Los Angeles. In this action, Plaintiff alleged, under several theories of recovery, that the Bank was responsible for construction defects in a multi-unit condominium complex. The Bank initially provided construction loans to the developer, but took over the completion of a portion of the projects after the developer defaulted. The plaintiff sought damages in an unspecified amount, plus punitive damages. The Bank denied the allegations in the complaint and sought indemnification against the responsible parties. On September 18, 2000, the Court entered an order dismissing the Stonewater Terrace HOA case because Plaintiffs failed to take certain actions. In March 2001, the Plaintiffs filed a motion seeking to have the case reinstated. The Bank intends to oppose the motion, but there can be no assurances that the case will not be reinstated. If the case is reinstated, it is probable that the Bank will incur substantial legal fees defending this matter. At the time the case was dismissed, discovery had not yet begun, so the Bank is not in a position to estimate the extent of any liability. In addition, the inherent uncertainty of jury or judicial verdicts makes it impossible to determine with certainty the Company's maximum exposure in this action.

     The Bank is involved in a variety of other litigation matters in the ordinary course of its business, and anticipates that it will become involved in new litigation matters from time to time in the future. Based on the current assessment of these other matters, management does not presently believe that any one of these existing other matters is likely to have a material adverse impact on the Company's financial condition or results of operations. However, the Company will incur legal and related costs concerning the litigation and may from time to time determine to settle some or all of the cases, regardless of management's assessment of the Company's legal position. The amount of legal defense costs and settlements in any period will depend on many factors, including the status of cases (and the number of cases that are in trial or about to be brought to trial) and the opposing parties' aggressiveness in pursuing their cases and their perception of their legal position. Further, the inherent uncertainty of jury or judicial verdicts makes it impossible to determine with certainty the Company's maximum cost in any pending litigation. Accordingly, the Company's litigation costs and expenses may vary materially from period to period, and no assurance can be given that these costs will not be material in any particular period.

LENDING COMMITMENTS

     At December 31, 2000, the Company had commitments to fund the undisbursed portion of existing construction and land loans of $147.0 million and income property and estate loans of $4.5 million. The commitments to fund the undisbursed portion of existing lines of credit, excluding construction and land lines of credit, totaled $20.3 million.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

LEASES

     The Company has entered into agreements to lease certain office facilities under noncancelable operating leases that expire at various dates to the year 2010. The leases generally provide that the Company pays property taxes, insurance and other items. Current rental commitments for the remaining terms of these noncancelable leases as of December 31, 2000 are as follows:

                   (DOLLARS IN THOUSANDS)
                            YEAR                                AMOUNT
                            ----                                ------
2001........................................................    $1,896
2002........................................................     1,733
2003........................................................     1,750
2004........................................................     1,735
2005........................................................     1,543
Thereafter..................................................     1,250
                                                                ------
          Total.............................................    $9,907
                                                                ======

     Lease expense for office facilities was $1.9 million, $1.7 million and $1.4 million for the years ended December 31, 2000, 1999 and 1998, respectively.

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

                                                          YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------------
                                                      2000                        1999
                                            ------------------------    ------------------------
                                             CARRYING     ESTIMATED      CARRYING     ESTIMATED
                                              AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
          (DOLLARS IN THOUSANDS)            ----------    ----------    ----------    ----------
Assets:
  Cash and cash equivalents...............  $   99,919    $   99,919    $   86,722    $   86,722
  Loans receivable........................   1,608,067     1,645,338     1,444,968     1,455,635
  Investment in FHLB stock................      20,730        20,730        22,236        22,236
  Accrued interest receivable.............      11,040        11,040         9,250         9,250
Liabilities:
  Deposits:
     Noninterest-bearing checking.........      32,994        32,994        28,838        28,838
     Checking/NOW.........................      42,774        42,774        40,563        40,563
     Passbook.............................      25,868        25,868        23,568        23,568
     Money market.........................     213,757       213,757       155,537       155,537
     Certificates of deposit..............     899,463       898,640       838,129       836,101
  FHLB advances...........................     384,000       389,295       349,000       346,881
  Senior notes............................      39,358        39,752        40,000        38,600
  Accrued interest payable................       1,351         1,351         1,224         1,224

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

     The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value are explained below:

     For cash and cash equivalents, the carrying amounts approximate fair values due to the short term nature of these instruments.

     The carrying amount of loans receivable is their contractual amounts outstanding reduced by net deferred loan origination fees and the allowance for loan losses (Note 4). Adjustable rate loans consist primarily of loans whose interest rates float with changes in either a specified bank's reference rate or current market indices.

     The fair value of both adjustable and fixed rate loans was estimated by discounting the remaining contractual cash flows using the estimated current rate at which similar loans would be made to borrowers with similar credit risk characteristics over the same remaining maturities, reduced by net deferred loan origination fees and the allocable portion of the allowance for the estimated credit losses. The estimated current rate for discounting purposes was not adjusted for any change in borrowers' credit risks since the origination of such loans. Rather, the allocable portion of the allowance for estimated credit losses is considered to provide for such changes in estimating fair value.

     The fair value of nonaccrual loans (Note 4) has been estimated at the carrying amount of these loans, as it is not practicable to reasonably assess the credit risk adjustment that would be applied in the market place for such loans.

     For FHLB stock, the carrying amount approximates fair value, as the stock may be sold back to the FHLB at the carrying value.

     The withdrawable amounts for noninterest-bearing checking, checking/NOW, passbook and money market accounts are considered stated at their estimated fair value. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

     The fair value of FHLB advances is estimated using the rates currently offered on similar instruments with similar terms.

     The fair value of the 1997 Senior Notes in 2000 and 1999 is based on quoted market price.

     Additionally, optional commitments to originate mortgages are excluded from this presentation because such commitments are typically at market terms, are typically for adjustable rate loans, and are generally cancelable by borrower without significant fees or costs upon cancellation.

     The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2000 and 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented.

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 15 -- PARENT COMPANY ONLY FINANCIAL STATEMENTS

                       STATEMENTS OF FINANCIAL CONDITION

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                   (DOLLARS IN THOUSANDS)                     --------    --------
Assets:
  Cash at the Bank and cash equivalents.....................  $  2,126    $  1,259
  Loans receivable, net.....................................       228          --
  Investment in subsidiary..................................   140,387     127,160
  Other assets..............................................     1,457       4,716
                                                              --------    --------
          Total assets......................................  $144,198    $133,135
                                                              ========    ========
Liabilities and Stockholders' Equity:
  Liabilities:
     Senior notes...........................................  $ 39,358    $ 40,000
     Accounts payable and other liabilities.................       679         831
                                                              --------    --------
          Total liabilities.................................    40,037      40,831
  Stockholders' Equity:
     Common stock -- $0.01 par value; authorized 20,000,000
      shares; issued and outstanding, 5,566,801 shares
      (2000) and 5,331,301 shares (1999)....................        56          53
     Capital in excess of par value -- common stock.........    42,095      40,981
     Retained earnings......................................    65,602      51,318
  Less:
     Treasury stock, at cost -- 391,406 shares (2000) and
      5,400 shares (1999)...................................    (3,592)        (48)
                                                              --------    --------
          Total stockholders' equity........................   104,161      92,304
                                                              --------    --------
          Total liabilities and stockholders' equity........  $144,198    $133,135
                                                              ========    ========

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 15 -- PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)

                              STATEMENTS OF INCOME

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               2000       1999       1998
                   (DOLLARS IN THOUSANDS)                     -------    -------    -------
Interest revenues from investments..........................  $    38    $    55    $   571
Interest costs..............................................    4,989      5,000      5,000
                                                              -------    -------    -------
Net interest (loss).........................................   (4,951)    (4,945)    (4,429)
Noninterest revenues/(expenses), net:
  Operating.................................................       --         --          1
  Other non-operating.......................................       25       (808)        --
Operating costs.............................................   (1,137)      (939)    (1,307)
                                                              -------    -------    -------
Loss before income taxes and equity in subsidiary...........   (6,063)    (6,692)    (5,735)
Income tax benefit..........................................    2,620      2,903         --
                                                              -------    -------    -------
Loss before equity in subsidiary............................   (3,443)    (3,789)    (5,735)
Equity in earnings of subsidiary............................   17,727     13,989     16,773
                                                              -------    -------    -------
Net income..................................................  $14,284    $10,200    $11,038
                                                              =======    =======    =======

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 15 -- PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)

                            STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                  (DOLLARS IN THOUSANDS)                     --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...............................................  $ 14,284    $ 10,200    $ 11,038
  Adjustments:
     Equity in undistributed earnings of subsidiary........   (17,727)    (13,989)    (16,773)
     Depreciation and amortization.........................       361         361         361
     Increase in interest receivable.......................        (6)         --          --
     Decrease/(increase) in other assets...................     2,904      (2,890)        (44)
     (Decrease)/increase in accounts payable and other
       liabilities.........................................      (152)     (9,390)     10,188
     Other.................................................        --         (32)         --
                                                             --------    --------    --------
          Net cash (used in)/provided by operating
            activities.....................................      (336)    (15,740)      4,770
                                                             --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities..................................        --          --     (27,900)
  Maturities of securities.................................        --          --      27,900
  Net (increase)/decrease in loans receivable..............      (228)        150        (150)
                                                             --------    --------    --------
          Net cash (used in)/provided by investing
            activities.....................................      (228)        150        (150)
                                                             --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from exercise of stock options and
     warrants..............................................     1,117         633         437
  Payments to acquire treasury stock.......................    (3,544)         --          --
  Net collection of ESOP loan..............................        --          79          13
  Cash contribution to subsidiary..........................        --      (7,500)    (22,000)
  Cash dividends received..................................     4,500       3,000          --
  Reduction in senior notes................................      (642)         --          --
  Stock offering proceeds, net.............................        --          --      27,623
                                                             --------    --------    --------
          Net cash provided by/(used in) financing
            activities.....................................     1,431      (3,788)      6,073
                                                             --------    --------    --------
Net increase/(decrease) in cash and cash equivalents.......       867     (19,378)     10,693
Cash and cash equivalents, beginning of year...............     1,259      20,637       9,944
                                                             --------    --------    --------
Cash and cash equivalents, end of year.....................  $  2,126    $  1,259    $ 20,637
                                                             ========    ========    ========
Non-cash investing and financing items:
  Net change in unrealized loss on available-for-sale
     securities............................................        --          --          (6)

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

NOTE 16 -- QUARTERLY INFORMATION (UNAUDITED)

                                                           THREE MONTHS ENDED FOR 2000
                                                --------------------------------------------------
                                                MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
     IN THOUSANDS, EXCEPT PER SHARE DATA)       --------    -------    ------------    -----------
Interest revenues.............................  $34,436     $36,375      $39,190         $38,987
Interest costs................................   19,691      20,868       23,812          24,311
                                                -------     -------      -------         -------
  Net interest income.........................   14,745      15,507       15,378          14,676
Provision for credit losses...................    1,500       1,500        1,500           1,500
                                                -------     -------      -------         -------
Net interest income after provision for credit
  losses......................................   13,245      14,007       13,878          13,176
Noninterest revenues..........................    1,760       2,134        2,965           1,235
Loss from real estate operations, net.........      (59)        (90)        (537)           (238)
Noninterest expenses:
  General and administrative expenses.........    8,099       8,711        8,672           8,846
  Other non-operating expense.................    1,828         196          117              55
                                                -------     -------      -------         -------
          Total noninterest expenses..........    9,927       8,907        8,789           8,901
                                                -------     -------      -------         -------
Income before income taxes....................    5,019       7,144        7,517           5,272
Income tax provision..........................    2,115       3,072        3,233           2,248
                                                -------     -------      -------         -------
Net income....................................  $ 2,904     $ 4,072      $ 4,284         $ 3,024
                                                =======     =======      =======         =======
Basic earnings per share......................  $  0.53     $  0.77      $  0.81         $  0.58
                                                =======     =======      =======         =======
Diluted earning per share.....................  $  0.39     $  0.57      $  0.58         $  0.41
                                                =======     =======      =======         =======

                                                           THREE MONTHS ENDED FOR 1999
                                                --------------------------------------------------
                                                MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
    (IN THOUSANDS, EXCEPT PER SHARE DATA)       --------    -------    ------------    -----------
Interest revenues.............................  $32,014     $32,680      $34,531         $33,522
Interest costs................................   17,544      18,315       18,782          18,985
                                                -------     -------      -------         -------
  Net interest income.........................   14,470      14,365       15,749          14,537
Provision for credit losses...................    3,000       2,500        3,500           3,000
                                                -------     -------      -------         -------
Net interest income after provision for credit
  losses......................................   11,470      11,865       12,249          11,537
Noninterest revenues..........................    1,970       1,925        2,045           1,880
Income (loss) from real estate operations,
  net.........................................      434         (17)           3             (96)
Noninterest expenses:
  General and administrative expenses.........    7,798       7,852        7,315           9,398
  Other non-operating expense.................      992           8          622           3,050
                                                -------     -------      -------         -------
          Total noninterest expenses..........    8,790       7,860        7,937          12,448
                                                -------     -------      -------         -------
Income before income taxes....................    5,084       5,913        6,360             873
Income tax provision..........................    2,112       2,487        2,686             745
                                                -------     -------      -------         -------
Net income....................................  $ 2,972     $ 3,426      $ 3,674         $   128
                                                =======     =======      =======         =======
Basic earnings per share......................  $  0.57     $  0.65      $  0.69         $  0.02
                                                =======     =======      =======         =======
Diluted earning per share.....................  $  0.38     $  0.44      $  0.48         $  0.02
                                                =======     =======      =======         =======

NOTE 17 -- SUBSEQUENT EVENT

     On March 28, 2001, HFC Capital Trust I (the "Trust"), a statutory business trust and wholly owned subsidiary of the Company, issued in a private placement transaction $9.0 million of 10.18% capital securities (the "Capital Securities"), which represent undivided preferred beneficial interests in the assets of the Trust. The Company is the owner of all the beneficial interests represented by the common securities of the Trust

                 HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARY

(the "Common Securities") together with the Capital Securities (the "Trust Securities"). The Trust exists for the sole purpose of issuing the Trust Securities and investing the proceeds thereof in 10.18% junior subordinated deferrable interest debentures (the "Junior Subordinated Debentures") issued by the Company and engaging in certain other limited activities. The Junior Subordinated Debentures held by the Trust will mature on June 8, 2031, at which time the Company is obligated to redeem the Capital Securities.

     Holders of the Capital Securities are entitled to receive cumulative cash distributions, accumulating from March 28, 2001, the date of original issuance, and payable semi-annually in arrears on June 8 and December 8 of each year, commencing June 8, 2001, at an annual rate of 10.18% of the liquidation amount of $1,000 per Trust Security. The Company has the right under certain circumstances to defer payments of interest on the Junior Subordinated Debentures at any time and from time to time for a period not exceeding 10 consecutive semi-annual periods with respect to each deferral period, provided that no deferral period may end on a day other than an interest payment date or extend beyond the stated maturity date of the Junior Subordinated Debentures. If and for so long as interest payments on the Junior Subordinated Debentures are so deferred, cash distributions on the Trust Securities will also be deferred and the Company will not be permitted, subject to certain exceptions, to declare or pay any cash distributions with respect to the Company's capital stock (which includes common and preferred stock) or to make any payment with respect to debt securities of the Company that rank equal with or junior to the Junior Subordinated Debentures.

     Upon the repayment on June 8, 2031, the stated maturity date, or prepayment prior to this date of the Junior Subordinated Debentures, the proceeds from such repayment or prepayment shall be applied to redeem the Trust Securities upon not less than 30 nor more than 60 days notice of a date of redemption at the applicable redemption price. At maturity, the redemption price shall equal the principal of and accrued and unpaid interest on the Junior Subordinated Debentures. The Junior Subordinated Debentures will be prepayable prior to the maturity date at the option of the Company on or after June 8, 2011, in whole or in part, at a prepayment price equal to 105.09% of the principal amount thereof on the prepayment date, declining ratably on each June 8 thereafter to 100% on or after June 8, 2021, plus accrued and unpaid interest thereon to the date of prepayment.

     The Indenture for the Capital Securities includes provisions that restrict the payment of dividends under certain conditions and changes in ownership of the Trust. The Indenture also includes provisions relating to the payment of expenses associated with the issuance of the Capital Securities.

     The Company intends to use the proceeds to repurchase some of its outstanding 12.50% 1997 Senior Notes due 2004 in order to reduce its overall interest costs. To the extent that the Company is unable to use the full amount of the proceeds to repurchase 1997 Senior Notes, the capital will be used to repurchase common stock or to fund acquisitions of complementary lines of business. Some portion of the proceeds may be invested in the Bank to support future growth. Pending use of the proceeds as described above, the proceeds will be invested in short term investments.