Form 10-Q
period 2001-03-31
HAWTHORNE FINANCIAL CORP
filed 2001-05-15
CIK 46267

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   -----------

                                    FORM 10-Q

                                   -----------

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________TO __________ .
                          COMMISSION FILE NUMBER 0-1100

                                   -----------

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

                                   -----------

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date: The Registrant had 5,153,788 shares of Common Stock, $0.01 par value per share outstanding, as of April 30, 2001.


================================================================================

                         HAWTHORNE FINANCIAL CORPORATION

                                 FORM 10-Q INDEX
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                                                               Page
                                                                               ----
                             PART I -- FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Consolidated Statements of Financial Condition
           at March 31, 2001 and December 31, 2000                               1

         Consolidated Statements of Income
           for the Three Months Ended March 31, 2001 and 2000                    2

         Consolidated Statement of Stockholders' Equity
           for the Three Months Ended March 31, 2001                             3

         Consolidated Statements of Cash Flows
           for the Three Months Ended March 31, 2001 and 2000                    4

         Notes to Consolidated Financial Statements                              5

ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                             8

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk              27

                        PART II -- OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                      28

ITEM 2.  Changes in Securities                                                  28

ITEM 3.  Defaults upon Senior Securities                                        28

ITEM 4.  Submission of Matters to a Vote of Security Holders                    28

ITEM 5.  Other Information                                                      28

ITEM 6.  Exhibits and Reports on Form 8-K                                       28

FORWARD-LOOKING STATEMENTS

        When used in this Form 10-Q or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers that all forward-looking statements are necessarily speculative and not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various risks and uncertainties, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, competitive and regulatory factors and the outcome of pending litigation, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected. The risks highlighted herein should not be assumed to be the only things that could affect future performance of the Company.

        The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

                         HAWTHORNE FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                        MARCH 31,       DECEMBER 31,
                                                                          2001              2000
                                                                       -----------      ------------
(Dollars in thousands)                                                 (unaudited)
Assets:
    Cash and cash equivalents                                          $   108,701      $    99,919
    Loans receivable (net of allowance for estimated credit losses
      of $30,733 in 2001 and $29,450 in 2000)                            1,624,786        1,608,067
    Real estate owned                                                          676            2,859
    Accrued interest receivable                                             10,749           11,040
    Investment in capital stock of Federal Home Loan Bank, at cost          21,068           20,730
    Office property and equipment at cost, net                               4,580            4,808
    Deferred tax asset, net                                                  4,867            2,867
    Other assets                                                             5,646            3,105
                                                                       -----------      -----------
          Total assets                                                 $ 1,781,073      $ 1,753,395
                                                                       ===========      ===========

Liabilities and Stockholders' Equity:
    Liabilities:
      Deposits:
        Noninterest-bearing                                            $    33,370      $    32,994
        Interest-bearing                                                 1,203,071        1,181,862
                                                                       -----------      -----------
          Total deposits                                                 1,236,441        1,214,856
      FHLB advances                                                        384,000          384,000
      Senior notes                                                          30,628           39,358
      Capital securities                                                     9,000               --
      Accounts payable and other liabilities                                12,533           11,020
                                                                       -----------      -----------
          Total liabilities                                              1,672,602        1,649,234
                                                                       -----------      -----------

Stockholders' Equity:
    Common stock -- $0.01 par value; authorized 20,000,000
      shares; issued and outstanding, 5,605,701 shares (2001)
      and 5,566,801 shares (2000)                                               56               56
    Capital in excess of par value -- common stock                          42,315           42,095
    Retained earnings                                                       70,338           65,602
                                                                       -----------      -----------
                                                                           112,709          107,753

Less:
    Treasury stock, at cost -- 431,913 shares (2001) and
          391,406 shares (2000)                                             (4,238)          (3,592)
                                                                       -----------      -----------
          Total stockholders' equity                                       108,471          104,161
                                                                       -----------      -----------
          Total liabilities and stockholders' equity                   $ 1,781,073      $ 1,753,395
                                                                       ===========      ===========



           See Accompanying Notes to Consolidated Financial Statements

                         HAWTHORNE FINANCIAL CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                           2001         2000
                                                              --------     --------
Interest revenues:
    Loans                                                     $ 36,916     $ 32,913
    Investments                                                  1,598        1,523
                                                              --------     --------
        Total interest revenues                                 38,514       34,436
                                                              --------     --------

Interest costs:
    Deposits                                                    17,301       13,843
    FHLB advances                                                5,528        4,598
    Senior notes                                                 1,206        1,250
    Capital securities                                               8           --
                                                              --------     --------
        Total interest costs                                    24,043       19,691
                                                              --------     --------

Net interest income                                             14,471       14,745
Provision for credit losses                                      1,500        1,500
                                                              --------     --------
    Net interest income after provision for credit losses       12,971       13,245
                                                              --------     --------

Noninterest revenues:
    Loan related and other fees                                  1,198        1,578
    Deposit fees                                                   333          182
                                                              --------     --------
        Total noninterest revenues                               1,531        1,760
                                                              --------     --------

Income/(loss) from real estate operations, net                     160          (59)

Noninterest expenses:
    General and administrative expenses:
      Employee                                                   4,490        4,052
      Operating                                                  2,004        1,513
      Occupancy                                                    945          963
      Professional                                               1,109          875
      Technology                                                   510          474
      SAIF premiums and OTS assessments                            243          222
                                                              --------     --------
        Total general and administrative expenses                9,301        8,099

    Other non-operating expense:
      Legal settlement expenses                                    110        1,703
      Other                                                         --          125
                                                              --------     --------
        Total noninterest expenses                               9,411        9,927
                                                              --------     --------

Income before income taxes                                       5,251        5,019
Income tax provision                                             2,258        2,115
                                                              --------     --------

Net income                                                    $  2,993     $  2,904
                                                              ========     ========

Basic earnings per share (Note 3)                             $   0.58     $   0.53
                                                              ========     ========

Diluted earnings per share (Note 3)                           $   0.40     $   0.39
                                                              ========     ========

Weighted average basic shares outstanding (Note 3)               5,178        5,461
                                                              ========     ========

Weighted average diluted shares outstanding (Note 3)             7,563        7,503
                                                              ========     ========



           See Accompanying Notes to Consolidated Financial Statements

                        HAWTHORNE FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                                                        CAPITAL IN
                                             NUMBER OF                   EXCESS OF                                       TOTAL
                                              COMMON        COMMON      PAR VALUE -     RETAINED        TREASURY      STOCKHOLDERS'
(IN THOUSANDS)                                SHARES        STOCK      COMMON STOCK     EARNINGS         STOCK           EQUITY
                                             ---------    ---------    ------------     ---------      ---------      -------------
Balance at January 1, 2001                       5,175    $      56      $  42,095      $  65,602      $  (3,592)      $ 104,161
Exercised stock options                             39           --            220             --             --             220
Tax benefit for stock options exercised             --                       1,743             --             --           1,743
Treasury stock                                     (40)          --             --             --           (646)           (646)
Net income                                          --           --             --          2,993             --           2,993
                                             ---------    ---------      ---------      ---------      ---------       ---------
Balance at March 31, 2001                        5,174    $      56      $  44,058      $  68,595      $  (4,238)      $ 108,471
                                             =========    =========      =========      =========      =========       =========



           See Accompanying Notes to Consolidated Financial Statements

                         HAWTHORNE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                 ------------------------
(Dollars in thousands)                                             2001           2000
                                                                 ---------      ---------
Cash Flows from Operating Activities:
    Net income                                                   $   2,993      $   2,904
    Adjustments to reconcile net income to cash provided
      by operating activities:
      Deferred income tax benefit                                   (2,000)          (386)
      Provision for credit losses on loans                           1,500          1,500
      Provision for estimated losses on real estate owned               --            (24)
      Net (gain)/loss from sale of real estate owned                   (69)            22
      Loan fee and discount accretion                                 (780)          (570)
      Depreciation and amortization                                    949            383
      FHLB dividends                                                  (339)          (306)
      Decrease/(increase) in accrued interest receivable               291         (1,054)
      (Increase)/decrease in other assets                             (798)           303
      Increase in other liabilities                                  1,552          1,865
                                                                 ---------      ---------
          Net cash provided by operating activities                  3,299          4,637
                                                                 ---------      ---------
Cash Flows from Investing Activities:
    Loans:
      New loans funded                                             (88,250)      (109,865)
      Construction disbursements                                   (62,806)       (58,943)
      Payoffs                                                      112,117        126,546
      Sales proceeds                                                 7,722             --
      Purchases                                                       (172)            --
      Principal payments                                             4,455          8,435
      Other, net                                                     9,048         (4,612)
    Real estate owned, net:
      Sales proceeds                                                 2,256            320
      Capitalized costs                                                 (5)            --
    Redemption of FHLB stock                                            --          1,197
    Office property and equipment:
      Sales proceeds                                                     1             31
      Additions                                                       (312)          (240)
                                                                 ---------      ---------
          Net cash used in investing activities                    (15,946)       (37,131)
                                                                 ---------      ---------
Cash Flows from Financing Activities:
    Deposit activity, net                                           21,585         58,458
    Net decrease in FHLB advances                                       --        (25,000)
    Net proceeds from exercise of stock options and warrants           220          1,007
    Reduction in senior notes                                       (8,730)            --
    Proceeds from capital securities                                 9,000             --
    Payments to acquire treasury stock                                (646)            --
                                                                 ---------      ---------
          Net cash provided by financing activities                 21,429         34,465
                                                                 ---------      ---------
Net increase in cash and cash equivalents                            8,782          1,971
Cash and cash equivalents, beginning of period                      99,919         86,722
                                                                 ---------      ---------
Cash and cash equivalents, end of period                         $ 108,701      $  88,693
                                                                 =========      =========
Supplemental Cash Flow Information:
    Cash paid during the period for:
      Interest                                                   $  22,513      $  19,696
      Income taxes, net                                              2,000          2,500
    Non-cash investing and financing activities:
      Real estate acquired in settlement of loans                       --            340
      Loans originated to refinance existing bank loans             11,433          6,085
      Tax benefit for stock options exercised                        1,743             --



           See Accompanying Notes to Consolidated Financial Statements

                         HAWTHORNE FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The consolidated financial statements include the accounts of Hawthorne Financial Corporation and its wholly owned subsidiaries, Hawthorne Savings, F.S.B. ("Bank") and HFC Capital Trust, which are collectively referred to herein as the "Company." All significant intercompany transactions and accounts have been eliminated in consolidation.

        In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the Company's financial condition as of March 31, 2001 and December 31, 2000, and the related statements of income and cash flows for the three months ended March 31, 2001 and 2000. These consolidated financial statements for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2001.

        Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

        Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

        In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and for disclosures relating to securitization transactions and collateral for fiscal years after December 15, 2000. The Company adopted SFAS No. 140 effective January 1, 2001. The adoption of SFAS No. 140 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

NOTE 2 -- RECLASSIFICATIONS

        Certain amounts in the 2000 consolidated financial statements have been reclassified to conform with classifications in 2001.

                         HAWTHORNE FINANCIAL CORPORATION

NOTE 3 -- BOOK VALUE AND EARNINGS PER SHARE

        The following table sets forth the Company's earnings per share calculations for the three months ended March 31, 2001 and 2000. In the following table, (1) "Warrants" refer to the Warrants issued by the Company in December 1995, which are currently exercisable and which expire December 11, 2005, and (2) "Options" refer to stock options previously granted to employees of the Company and which were outstanding at each measurement date.

                                                THREE MONTHS ENDED
                                                    MARCH 31,
                                               --------------------
(In thousands, except per share data)           2001         2000
                                               -------      -------
               Average shares outstanding:
                   Basic                         5,178        5,461
                   Warrants                      2,486        2,486
                   Options(1)                      493          258
                   Less: Treasury stock(2)        (594)        (702)
                                               -------      -------
                   Diluted                       7,563        7,503
                                               =======      =======

               Net income                      $ 2,993      $ 2,904
                                               =======      =======

               Basic earnings per share        $  0.58      $  0.53
                                               =======      =======

               Diluted earnings per share      $  0.40      $  0.39
                                               =======      =======


                                                      MARCH 31,
                                                  ------------------
                                                   2001        2000
                                                  ------      ------
               Period-end shares outstanding:
                   Basic                           5,174       5,517
                   Warrants                        2,486       2,486
                   Options(3)                        482         167
                   Less: Treasury stock(2)          (587)       (704)
                                                  ------      ------
                   Diluted                         7,555       7,466
                                                  ======      ======

               Basic book value per share         $20.97      $17.40
                                                  ======      ======

               Diluted book value per share       $14.36      $12.86
                                                  ======      ======

-----------

(1) Excludes 88,317 and 320,000 options outstanding for the three months ended March 31, 2001 and March 31, 2000, respectively, for which the exercise price exceeded the average market price of the Company's common stock during the periods.

(2) Under the Diluted Method, it is assumed that the Company will use proceeds from the proforma exercise of the Warrants and Options to acquire actual shares currently outstanding, thus increasing treasury stock. In this calculation, treasury stock was assumed to be repurchased at the average closing stock price for the respective period.

(3) Excludes 81,650 options and 360,000 options outstanding at March 31, 2001 and March 31, 2000, respectively, for which the exercise price exceeded the monthly average market price of the Company's common stock at period-end.

                         HAWTHORNE FINANCIAL CORPORATION

NOTE 4 -- COMMITMENTS AND CONTINGENCIES

        In April 2001, the Superior Court of the State of California, County of Los Angeles granted Plaintiff's motion to reinstate a construction defect case entitled Stone Water Terrace HOA v. Hawthorne Savings and Loan Association, in which the Bank was named as a defendant. The case had previously been dismissed because the Plaintiff failed to take certain actions to prosecute its case. In this action, the Plaintiff alleges, under several theories of recovery, that the Bank is responsible for construction defects in a multi-unit condominium complex. The Bank initially provided construction loans to the developer, but took over the completion of a portion of the project after the developer defaulted. Plaintiff seeks damages in an unspecified amount, plus punitive damages. The Bank denies the allegations in the complaint. Although the Bank intends to vigorously defend its position in these actions and to seek indemnification from the responsible parties, there can be no assurances that the Company will prevail. Discovery has not yet commenced, and the Bank is not in a position to estimate the extent of any liability. In addition, the inherent uncertainty of jury or judicial verdicts make it impossible to determine the Company's potential exposure in this action. Nevertheless, it is likely that the Bank will incur substantial legal fees defending this matter.

        There have been no material developments in the case entitled Marine Village Townhomes HOA v. Hawthorne Savings and Loan Association from what was discussed in the Annual Report on Form 10-K for the year ended December 31, 2000. The Company is involved in a variety of other litigation in the ordinary course of its business, including those discussed in the Annual Report on Form 10-K for the year ended December 31, 2000. Management does not presently believe that any of the existing routine litigation is likely to have a material adverse impact on the Company's financial condition or results of operations.

NOTE 5 -- PARENT COMPANY ITEMS

        During the first quarter of 2001, the Company repurchased $8.7 million of its 1997 12.50% Senior Notes at an average price of 101.30% of par value. The Company was able to replace the 1997 12.50% Senior Notes with 10.18% Capital Securities, thereby lowering the Company's cost of debt. The first quarter 2001 after tax impact of the related premium and acceleration of original debt issuance costs totaled $0.2 million, or $0.03 per diluted share.

        On March 28, 2001, HFC Capital Trust I (the "Trust"), a statutory business trust and wholly owned subsidiary of the Company, issued in a private placement transaction $9.0 million of 10.18% capital securities (the "Capital Securities"), which represent undivided preferred beneficial interests in the assets of the Trust. The Company is the owner of all the beneficial interests represented by the common securities of the Trust (the "Common Securities") (together with the Capital Securities, the "Trust Securities"). The Trust exists for the sole purpose of issuing the Trust Securities and investing the proceeds thereof in 10.18% junior subordinated deferrable interest debentures (the "Junior Subordinated Debentures") issued by the Company and engaging in certain other limited activities. The Junior Subordinated Debentures held by the Trust will mature on June 8, 2031, at which time the Company is obligated to redeem the Capital Securities. The proceeds were used to repurchase $8.7 million of its 1997 12.50% Senior Notes at an average price of 101.30% of par value.

        In April 2001, the Company authorized the repurchase of approximately 77,000 shares of its common stock. This was in addition to the two 5% repurchase authorizations announced in March 2000 and July 2000, which authorized an aggregate of approximately 541,000 shares. As of May 11, 2001, the Company has repurchased 466,513 shares at an average price of $10.36.

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

RESULTS OF OPERATIONS

        Net income for the three months ended March 31, 2001, was $3.0 million, or $0.40 per diluted share, compared with $2.9 million, or $0.39 per diluted share, for the same period in 2000. This net income resulted in an annualized return on average assets ("ROA") of 0.68% and an annualized return on average equity ("ROE") of 11.39% for the three months ended March 31, 2001, compared with an annualized ROA of 0.72% and an annualized ROE of 12.36%, during the same period in 2000. Pre-tax income increased 4.62%, for the three months ended March 31, 2001, to $5.3 million from $5.0 million generated during the same period in 2000.

        The Company's net interest income before provision for credit losses decreased 1.86% to $14.5 million during the three months ended March 31, 2001, compared with $14.7 million for the three months ended March 31, 2000. The Company's yield on average earning assets was 8.73% for the three months ended March 31, 2001, compared with 8.64% during the same period in 2000. The average cost of interest-bearing liabilities for the Company increased to 6.06% during the three months ended March 31, 2001, compared with 5.41% for the three months ended March 31, 2000. The Company's resulting net interest margin for the three months ended March 31, 2001, was 3.28%, compared with 3.70% during the same period in 2000. The compression in the net interest margin was the result of the inverted yield curve environment in which short term rates were higher than long term rates. The adjustable rate assets were repricing off of the lower, long term rates and interest-bearing liabilities were pricing off of the higher short term rates. The 150 basis point drop in interest rates during the first quarter of 2001 caused further compression in the net interest margin due to the immediate repricing of adjustable rate assets and the lag in liability repricing resulting from the six month weighted average maturity of certificates of deposits.

        Provisions for credit losses totaled $1.5 million for the three months ended March 31, 2001 and 2000. At March 31, 2001, the ratio of total allowance for estimated credit losses to net loans reached 1.86%, compared with 1.80% at December 31, 2000 and 1.71% at March 31, 2000.

        Nonaccrual loans totaled $25.2 million at March 31, 2001 (or 1.41% of total assets), compared with nonaccrual loans of $31.6 million (or 1.80% of total assets) at December 31, 2000. Other classified loans were $32.6 million at March 31, 2001, compared with $40.6 million at December 31, 2000. Delinquent loans totaled $11.3 million at March 31, 2001, compared with $26.9 million at December 31, 2000. Other real estate owned totaled $0.7 million at March 31, 2001, compared with $2.9 million at December 31, 2000.

        Noninterest revenues were $1.5 million for the three months ended March 31, 2001, compared with noninterest revenues of $1.8 million earned during the three months ended March 31, 2000. Due to the nature of the loans we are currently underwriting, loan fees have declined. This decrease has been partially offset by higher deposit fees as a result of new product offerings and a new fee schedule rolled out in July 2000.

        Total general and administrative expenses ("G&A") were $9.3 million for the three months ended March 31, 2001, a 14.84% increase over the $8.1 million of G&A incurred during the same period in 2000. The increase in G&A for the three months ended March 31, 2001, was primarily due to increases in employee costs, operating costs and professional fees.

        Other non-operating expenses decreased to $0.1 million for the three months ended March 31, 2001, compared with $1.8 million during the same period in 2000. The $1.7 million decrease was primarily due to fewer legal settlements in 2001 compared with 2000.

NET INTEREST INCOME

        The following table shows average balance sheet data, related revenues and costs and effective weighted average yields and costs, for the three months ended March 31, 2001 and 2000.

                                                                                    THREE MONTHS ENDED
                                                        ---------------------------------------------------------------------------
                                                                   MARCH 31, 2001                         MARCH 31, 2000
                                                        ------------------------------------    -----------------------------------
                                                                                   WEIGHTED                               WEIGHTED
                                                         AVERAGE     REVENUES/      AVERAGE     AVERAGE     REVENUES/      AVERAGE
(Dollars in thousands)                                   BALANCE       COSTS      YIELD/COST    BALANCE       COSTS      YIELD/COST
                                                        ----------   ----------   ----------   ----------   ----------   ----------
Assets:
Interest-earning assets:
    Loans receivable(1)                                 $1,652,162   $   36,916      8.94%     $1,490,115   $   32,913      8.84%
    Cash and cash equivalents                               91,338        1,260      5.52          82,768        1,215      5.87
    Investment in capital stock of
      Federal Home Loan Bank                                20,878          338      6.57          21,550          308      5.75
                                                        ----------   ----------                ----------   ----------     -----
         Total interest-earning assets                   1,764,378       38,514      8.73       1,594,433       34,436      8.64
                                                                     ----------     -----                   ----------     -----
Noninterest-earning assets                                   1,455                                 13,302
                                                        ----------                             ----------
         Total assets                                   $1,765,833                             $1,607,735
                                                        ==========                             ==========

Liabilities and Stockholders' Equity:
    Interest-bearing liabilities:
      Deposits                                          $1,186,679   $   17,301      5.91%     $1,079,277   $   13,843      5.16%
      FHLB advances                                        384,000        5,528      5.76         344,549        4,598      5.28
      Senior notes                                          38,528        1,206     12.52          40,000        1,250     12.50
      Capital securities                                       400            8      8.00              --           --        --
                                                        ----------   ----------                ----------   ----------
         Total interest-bearing liabilities              1,609,607       24,043      6.06       1,463,826       19,691      5.41
                                                                     ----------     -----                   ----------      ----

    Noninterest-bearing checking                            31,711                                 29,608
    Noninterest-bearing liabilities                         19,388                                 20,314
    Stockholders' equity                                   105,127                                 93,987
                                                        ----------                             ----------
         Total liabilities and stockholders' equity     $1,765,833                             $1,607,735
                                                        ==========                             ==========

Net interest income                                                  $   14,471                             $   14,745
                                                                     ==========                             ==========

Interest rate spread                                                                 2.67%                                   3.23%
                                                                                    =====                                   =====
Net interest margin                                                                  3.28%                                   3.70%
                                                                                    =====                                   =====

-----------

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

        The Company recorded net interest income of $14.5 million and $14.7 million during the three months ended March 31, 2001 and 2000, respectively. Average earning assets were $1.8 billion for the three months ended March 31, 2001, compared with $1.6 billion during 2000, reflecting an increase of 10.66%. The yield on interest-earning assets was 8.73% for the three months ended March 31, 2001, compared with 8.64% during the same period in 2000. The steady growth in loans was funded through deposit growth and borrowings from the FHLB. The average cost of interest-bearing liabilities for the Company increased to 6.06% during the three months ended March 31, 2001, compared with 5.41% during the same period in 2000. Expressed as a percentage of interest-earning assets, the Company's resulting net interest margin was 3.28% and 3.70% for the three months ended March 31, 2001 and 2000, respectively. The compression in the net interest margin is the result of the inverted yield curve environment in which short term rates are repricing off the lower, long term rates and interest-bearing liabilities were pricing off of the higher short term rates. The 150 basis point drop in interest rates during the first quarter of 2001 caused further compression in the net interest margin due to the immediate repricing of adjustable rate assets and the lag in liability repricing resulting from the six month weighted average maturity of certificates of deposits.

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

        As of March 31, 2001, 89.96% of the Company's net loan portfolio was adjustable rate, with 83.95% of such loans subject to repricing no less frequently than annually. The substantial majority of such loans are priced at a margin over various market sensitive indices, including the one year CMT, the one month CMT, the MTA, LIBOR and the Prime Rate. Based upon the recent decline in the effective yield of these indices, the Company expects that the yield on its loan portfolio will decline over the coming months to fully incorporate the recent decrease in market interest rates.

        At March 31, 2001, 73.15% of the Company's interest-bearing deposits were comprised of certificate accounts, the majority of which have original terms ranging from six to twelve months. The remaining, weighted average term to maturity for the Company's certificate accounts approximated six months at March 31, 2001. Generally, the Company's offering rates for certificate accounts move directionally with the general level of short term interest rates, though the margin may vary due to competitive pressures. The maturities, as reflected in the repricing table under "Interest Rate Risk Management," indicate that the Company will continue to see a compression in the net interest margin in the first half of 2001. The Company expects that the cost of its certificate accounts will decrease in the coming months, as maturing and newly acquired accounts are priced at current, lower offering rates.

        As of March 31, 2001, 67.45% of the Company's borrowings from the FHLB are fixed rate, with remaining terms ranging from one to ten years (though such remaining terms are subject to early call provisions). The remaining 32.55% of the borrowings carry an adjustable interest rate, with 80% of the adjustable borrowings tied to the Prime Rate, maturing in February 2003. The remaining 20% is tied to one month LIBOR, and matures in May 2002. Accordingly, the recent decrease in market interest rates is expected to result in a gradual decrease in the cost of the Company's currently outstanding FHLB borrowings, and the cost of any newly acquired borrowings will reflect current market pricing.

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

                                         THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                           INCREASE (DECREASE) DUE TO CHANGE IN
                                       ----------------------------------------------
                                                                VOLUME AND      NET
(Dollars in thousands)                 VOLUME        RATE        RATE(1)      CHANGE
                                       -------      -------      ---------    -------
Interest-earning assets:
    Loans receivable(2)                $ 3,579      $   382      $    42      $ 4,003
    Cash and cash equivalents              126          (73)          (8)          45
    Investment in capital stock of
      Federal Home Loan Bank               (10)          41           (1)          30
                                       -------      -------      -------      -------
                                         3,695          350           33        4,078
                                       -------      -------      -------      -------

Interest-bearing liabilities:
    Deposits                             1,378        1,892          188        3,458
    FHLB advances                          526          362           42          930
    Senior notes                           (46)           2           --          (44)
    Capital securities                       8           --           --            8
                                       -------      -------      -------      -------
                                         1,866        2,256          230        4,352
                                       -------      -------      -------      -------
Change in net interest income          $ 1,829      $(1,906)     $  (197)     $  (274)
                                       =======      =======      =======      =======

------------
(1)     Calculated by multiplying change in rate by change in volume.

(2) Includes the interest on nonaccrual only to the extent that it was paid and recognized as interest income.

        The Company's interest revenues increased by $4.1 million, or 11.84%, during the three months ended March 31, 2001, compared with the same period in 2000. This increase was primarily attributable to a 10.87% increase in the average balance of loans outstanding and a 10 basis point increase in the yield on average loans outstanding, which averaged 8.94% during 2001, compared with 8.84% in 2000. Average total loans, net of deferred fees, grew to $1.7 billion in 2001, compared with $1.5 billion in 2000.

        Interest costs increased by $4.4 million, or 22.10%, during the three months ended March 31, 2001, compared with the same period in 2000. The average balance of certificates of deposits increased $49.5 million, to $900.5 million and 6.33% in average cost of funds during the three months ended March 31, 2001, compared with $851.1 million and 5.49% in average cost of funds during the same period in 2000. The average balance of money market accounts reflected an increase of $53.3 million, to $214.3 million and 5.27% in average cost of funds during the three months ended March 31, 2001, compared with $161.1 million and 4.65% in average cost of funds during the same period in 2000. In addition, the average balance of FHLB advances reflected an increase of $39.5 million, to $384.0 million and 5.76% in average cost of funds during the three months ended March 31, 2001, compared with $344.5 million and 5.28% in average cost of funds during the same period in 2000. The increase in volume and rates on deposits and FHLB advances had a negative impact on the Company's average cost of interest-bearing liabilities during the three months ended March 31, 2001.

        These changes in interest revenues and interest costs produced a decrease of $0.3 million, or 1.86%, in the Company's net interest income for the three months ended March 31, 2001, compared with the same period in 2000. Expressed as a percentage of interest-earning assets, the Company's net interest margin decreased to 3.28% during the three months ended March 31, 2001, compared with the net interest margin of 3.70% produced during the same period in 2000. The compression in the net interest margin is the result of the inverted yield curve environment in which short term rates are higher than long term rates. In turn, adjustable rate assets are repricing off of the lower, long term rates and interest bearing liabilities are pricing off of the higher, short term rates. The 150 basis point drop in interest rates during the first quarter of 2001 caused further compression in the net interest margin due to the immediate repricing of adjustable rate assets and the lag in liability repricing resulting from the six month weighted average maturity of certificates of deposits.

PROVISIONS FOR ESTIMATED CREDIT LOSSES

        Provisions for estimated credit losses were $1.5 million for the three months ended March 31, 2001 and March 31, 2000. The Company's total allowance for estimated credit losses to loans receivable, net of specific allowances, increased to 1.86% at March 31, 2001, compared with 1.80% at December 31, 2000 and 1.71% at March 31, 2000. The Company's annualized ratio of charge-offs to average loans increased from 0.01% during the first three months of 2000 to 0.05% during the first three months of 2001. Additionally, total classified assets to Bank core capital and general allowance for estimated credit losses was 34.50% at March 31, 2001, compared with 45.78% at December 31, 2000 and 59.58% at March 31, 2000.

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

NONINTEREST REVENUES

        Noninterest revenues were $1.5 million for the three months ended March 31, 2001, a decrease of $0.2 million, or 13.01%, from $1.8 million earned during the three months ended March 31, 2000. Due to the nature of the loans we are currently underwriting, loan fees have declined. This decrease has been partially offset by an increase of 82.97% in deposit fees as a result of new product offerings and a new fee schedule rolled out in July 2000.

        Loan related fees primarily consist of fees collected from borrowers (1) for the early repayment of their loans, (2) for the extension of the maturity of loans (predominantly short term construction loans, with respect to which extension options are often included in the original term of the Company's loan) and (3) in connection with certain loans which contain exit or release fees payable to the Company upon the maturity or repayment of the Company's loan. The Company anticipates that these loan related fees will decrease as the nature of loans that we are currently underwriting will not allow us to charge the same level of fees as in prior years. Noninterest revenues also include deposit fee income for service fees, nonsufficient fund fees and other miscellaneous check and service charges.

REAL ESTATE OPERATIONS

        The table below sets forth the costs and revenues attributable to the Company's real estate owned ("REO") properties for the periods indicated. The compensatory and legal costs directly associated with the Company's property management and disposal operations are included in general and administrative expenses.

                                                         THREE MONTHS ENDED MARCH 31,
                                                       --------------------------------
(DOLLARS IN THOUSANDS)                                 2001         2000         CHANGE
                                                       -----        -----        ------
Expenses associated with real estate operations:
   Repairs, maintenance and renovation                 $ (11)       $ (85)       $  74
   Insurance and property taxes                           (8)          (2)          (6)
                                                       -----        -----        -----
                                                         (19)         (87)          68
Net recoveries/(loss) from sales of REO                   69          (22)          91
Property operations, net                                 110           26           84
Recovery for estimated losses on REO                      --           24          (24)
                                                       -----        -----        -----
Income/(loss) from real estate operations, net         $ 160        $ (59)       $ 219
                                                       =====        =====        =====

        Net income/(loss) from sales of REO properties represent the difference between the proceeds received from property disposal and the carrying value of such properties upon disposal. Property operations principally include the net operating income (collected rental revenues less operating expenses and certain renovation costs) from foreclosed income producing properties or receipt, following foreclosure, of similar funds held by receivers during the period the original loan was in default. During the three months ended March 31, 2001, the Company sold three properties generating net cash proceeds of $2.3 million and a net recovery of $0.07 million, compared with sales of three properties generating net cash proceeds of $0.3 million and a net loss of $0.02 million during the same period in 2000. As of April 30, 2001, the Company held two properties totaling $0.7 million.

NONINTEREST EXPENSES

    General and Administrative Expenses

        The table below details the Company's general and administrative expenses for the periods indicated.

                                                   THREE MONTHS ENDED MARCH 31,
                                                -----------------------------------
      (DOLLARS IN THOUSANDS)                     2001          2000         CHANGE
                                                -------       -------       -------
        Employee                                $ 4,490       $ 4,052       $   438
        Operating                                 2,004         1,513           491
        Occupancy                                   945           963           (18)
        Professional                              1,109           875           234
        Technology                                  510           474            36
        SAIF premiums and OTS assessments           243           222            21
                                                -------       -------       -------
                  Total                         $ 9,301       $ 8,099       $ 1,202
                                                =======       =======       =======

        Total general and administrative expenses ("G&A") were $9.3 million for the three months ended March 31, 2001, a 14.84% increase over the $8.1 million of G&A incurred during the same period in 2000. The increase in G&A for the three months ended March 31, 2001, was primarily due to increases in employee costs, operating costs and professional fees. The $0.4 million increase in employee costs was due to a change in the payroll accrual from bi-weekly to semi-monthly. This accrual change was initiated in the third quarter of 2000, therefore, a variance will result for the first half of 2001. The $0.5 million increase in operating costs was primarily due to the acceleration of $0.3 million in prepaid offering costs in conjunction with the repurchase of $8.7 million in 1997 12.50% Senior Notes during the first quarter of 2001. The $0.1 million in premium paid on the repurchase also contributed to the increase in operating costs. The $0.2 million increase in professional fees was primarily comprised of legal fees. These fees were attributable to litigation, as discussed in the Annual Report on Form 10-K for the year ended December 31, 2000. The $1.2 million increase in G&A had a negative impact on the Company's efficiency ratio (defined as total general and administrative expenses divided by net interest income before provision and noninterest revenues, excluding REO, net). The efficiency ratio for the three months ended March 31, 2001, increased to 58.12% compared with 49.07% for the three months ended March 31, 2000.

    Other Non-Operating Expense

        Other non-operating expense totaled $0.1 million for the three months ended March 31, 2001, a $1.7 million decrease from the $1.8 million of other non-operating expense incurred during the same period of 2000. This decrease is primarily attributable to the $1.7 million expense during 2000 associated with ongoing litigation and/or satisfaction of judgments against the Company, including the satisfaction of the judgment in the Takaki vs. Hawthorne Savings and Loan Association matter, and $0.1 million primarily in connection with the early termination of the Irvine office lease.

INCOME TAXES

        The Company recorded an income tax provision of $2.3 million for the three months ended March 31, 2001, compared with $2.1 million during the same period in 2000. The Company's effective tax rate was 43.00% and 42.14% during the three months ended March 31, 2001 and 2000, respectively.

FINANCIAL CONDITION, CAPITAL RESOURCES & LIQUIDITY AND ASSET QUALITY

ASSETS

LOANS RECEIVABLE

GENERAL

        The Company's loan portfolio consists primarily of loans secured by real estate located in Southern California. The table below sets forth the composition of the Company's loan portfolio as of the dates indicated.

                                                       MARCH 31, 2001             DECEMBER 31, 2000
                                                   -----------------------     ------------------------
(DOLLARS IN THOUSANDS)                              BALANCE         PERCENT     BALANCE          PERCENT
                                                   ----------       ------     ----------        ------
    Single family residential                     $   898,569        49.14%   $   888,416         49.16%
    Income property:
        Multi-family(1)                               242,671        13.27%       253,039         14.00%
        Commercial(1)                                 212,892        11.64%       200,372         11.09%
        Development(2)                                226,811        12.41%       203,894         11.28%
    Single family construction:
        Single family residential(3)                  191,749        10.49%       195,983         10.85%
        Tract                                           2,389         0.13%         3,495          0.19%
    Land(4)                                            44,686         2.44%        46,520          2.58%
    Other                                               8,757         0.48%        15,390          0.85%
                                                   ----------       ------     ----------        ------
    Gross loans receivable(5)                       1,828,524       100.00%     1,807,109        100.00%
                                                                    ======                       ======

    Less:
        Undisbursed funds                            (175,310)                   (171,789)
        Deferred (fees) and costs, net(6)               2,305                       2,197
        Allowance for estimated credit losses         (30,733)                    (29,450)
                                                   ----------                  ----------
    Net loans receivable                           $1,624,786                  $1,608,067
                                                   ==========                  ==========

-------------------------
(1) Predominantly term loans secured by improved properties, with respect to which the properties' cash flows are sufficient to service the Company's loan.

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

        The table below sets forth the Company's loan portfolio diversification by loan size.

                                                         MARCH 31, 2001                DECEMBER 31, 2000
                                                      --------------------            -------------------
                                                      NO. OF      GROSS               NO. OF     GROSS
(DOLLARS IN THOUSANDS)                                LOANS     COMMITMENT            LOANS    COMMITMENT
                                                      ------    ----------            ------   ----------
    Loans in excess of $10.0 million:
      Income property:
         Commercial                                      3      $   32,786               2     $   22,027
         Development                                     6          68,507               5         59,707
                                                       ---      ----------             ---     ----------
                                                         9         101,293               7         81,734
                                                       ---      ----------             ---     ----------
            Percentage of total gross loans                           5.54%                          4.52%

    Loans between $5.0 and $10.0 million:
      Single family residential                          5          31,963               5         33,073
      Income property:
         Commercial                                      6          43,554               8         55,568
         Development                                    11          73,850              13         90,672
      Single family construction:
         Single family residential                       2          14,300               2         14,300
      Land                                               1           6,000               1          6,501
      Other                                              2          14,630               1          7,500
                                                       ---      ----------             ---     ----------
                                                        27         184,297              30        207,614
                                                       ---      ----------             ---     ----------
            Percentage of total gross loans                          10.08%                         11.49%

    Loans less than $5.0 million                                 1,542,934                      1,517,761
                                                                ----------                     ----------
              Gross loans receivable                            $1,828,524                     $1,807,109
                                                                ==========                     ==========

        The table below sets forth the Company's net loan portfolio composition, excluding net deferred fees and costs, as of the dates indicated.

                                         MARCH 31, 2001          DECEMBER 31, 2000
                                     ----------------------    ----------------------
(DOLLARS IN THOUSANDS)                BALANCE       PERCENT     BALANCE       PERCENT
                                     ----------     -------    ----------     -------
    Single family residential        $  894,789      54.12%    $  883,814      54.04%
    Income property:
       Multi-family                     242,832      14.69%       251,995      15.41%
       Commercial                       199,254      12.05%       187,680      11.48%
       Development                      145,953       8.83%       130,263       7.97%
    Single family construction:
       Single family residential        125,208       7.57%       127,630       7.80%
    Land                                 43,550       2.64%        45,450       2.78%
    Other                                 1,628       0.10%         8,488       0.52%
                                     ----------     ------     ----------     ------
              Total                  $1,653,214     100.00%    $1,635,320     100.00%
                                     ==========     ======     ==========     ======

        The table below sets forth the approximate composition of the Company's gross new loan commitments, net of internal refinances, for the periods indicated, by dollars and as a percentage of total loans originated.

                                         THREE MONTHS ENDED       THREE MONTHS ENDED
                                           MARCH 31, 2001           MARCH 31, 2000
                                         -------------------      -------------------
(Dollars in thousands)                    Amount        %          Amount        %
                                         --------     ------      --------     ------
    Single family residential(1)         $ 61,097      38.79%     $ 76,586      55.73%
    Income property:
        Multi-family(2)                     4,059       2.58%       13,035       9.48%
        Commercial(3)                      23,260      14.77%       20,237      14.72%
        Development(4)                     37,323      23.70%           --        --
    Single family construction:
        Single family residential(5)       24,611      15.62%       21,082      15.34%
    Land                                    7,153       4.54%        6,492       4.72%
    Other                                       6         --             7       0.01%
                                         --------     ------      --------     ------
                   Total                 $157,509     100.00%     $137,439     100.00%
                                         ========     ======      ========     ======

------------
(1) Includes unfunded commitments of $0.1 million and $0.3 million as of March 31, 2001 and 2000, respectively.

(2)     Includes unfunded commitments of $0.6 million as of March 31, 2001.

(3) Includes unfunded commitments of $0.4 million and $2.1 million as of March 31, 2001 and 2000, respectively.

(4)     Includes unfunded commitments of $26.2 million as of March 31, 2001.

(5) Includes unfunded commitments of $16.9 million and $14.5 million as of March 31, 2001 and 2000, respectively.

ASSET QUALITY

Classified Assets

        The table below sets forth information concerning the Company's risk elements as of the dates indicated. Classified assets include REO, nonaccrual loans and performing loans which have been adversely classified pursuant to the Company's classification policies and OTS regulations and guidelines ("performing/classified" loans).

                                                                                    MARCH 31,      DECEMBER 31,
(Dollars in thousands)                                                                 2001            2000
                                                                                    ----------     ------------
    Risk elements:

        Nonaccrual loans(1)                                                         $   25,194      $   31,601
        Real estate owned, net                                                             676           2,859
                                                                                    ----------      ----------
                                                                                        25,870          34,460
       Performing loans classified substandard or lower(2)                              32,572          40,642
                                                                                    ----------      ----------
             Total classified assets                                                $   58,442      $   75,102
                                                                                    ==========      ==========
             Total classified loans                                                 $   57,766      $   72,243
                                                                                    ==========      ==========
    Loans restructured and paying in accordance with modified terms(3)              $   14,427      $   14,933
                                                                                    ==========      ==========
    Gross loans before allowance for estimated credit losses                        $1,655,519      $1,637,517
                                                                                    ==========      ==========
    Loans receivable, net of specific allowance and deferred (fees) and costs       $1,649,741      $1,631,721
                                                                                    ==========      ==========
    Delinquent loans:
        30 - 89 days                                                                $    3,641      $   12,407
        90+ days                                                                         7,668          14,509
                                                                                    ----------      ----------
            Total delinquent loans                                                  $   11,309      $   26,916
                                                                                    ==========      ==========
    Allowance for estimated credit losses:
        General                                                                     $   24,955      $   23,654
        Specific(4)                                                                      5,778           5,796
                                                                                    ----------      ----------
            Total allowance for estimated credit losses                             $   30,733      $   29,450
                                                                                    ==========      ==========
    Bank core capital                                                               $  144,465      $  140,387

    Net loan charge-offs:
        Net charge-offs for the quarter ended                                       $      217      $      663
        Percent to net loans (annualized)                                                 0.05%           0.16%
        Percent to beginning of period allowance for credit losses (annualized)           2.95%           9.27%
    Selected asset quality ratios at period end:
       Total nonaccrual loans to total assets                                             1.41%           1.80%
       Total allowance for estimated credit losses to loans receivable, net of
           specific allowance and deferred (fees) and costs                               1.86%           1.80%
       Total general allowance for estimated credit losses to loans receivable,
           net of specific allowance and deferred (fees) and costs                        1.51%           1.45%
       Total allowance for estimated credit losses to nonaccrual loans                  121.99%          93.19%
       Total classified assets to Bank core capital and general
           allowance for estimated credit losses                                         34.50%          45.78%

------------

(1) Nonaccrual loans include ten loans, totaling $7.2 million, in bankruptcy at March 31, 2001 and December 31, 2000. Total troubled debt restructured loans ("TDRs") were $14.6 million and $18.8 million at March 31, 2001 and December 31, 2000, respectively. Nonaccrual loans include no TDRs at March 31, 2001 and $3.7 million at December 31, 2000.

(2)     Excludes nonaccrual loans.

(3)     Troubled debt restructured loans not classified and not on nonaccrual.

(4) In December 2000, a specific allowance was identified for one nonaccrual loan requiring a $5.2 million reclassification from general allowance to specific allowance. No additional provision was required.

        The table below sets forth information concerning the Company's gross classified loans, by category, as of March 31, 2001.

                                             DELINQUENT LOANS          OTHER
                                         --------------------------  NONACCRUAL   PERFORMING
(DOLLARS IN THOUSANDS)                   90+ DAYS   30 - 89 DAYS(1)    LOANS        LOANS(2)       TOTAL
                                         ---------  ---------------  ----------   ----------      -------
    Single family residential             $ 7,245       $ 2,859       $ 2,997       $ 7,048       $20,149
    Income property:
        Commercial                             --            --            --        13,740        13,740
        Development                            --            --        11,416            --        11,416
    Single family construction:
        Single family residential              --            --           725         5,722         6,447
        Tract                                  --            --            --         2,333         2,333
    Land                                      405            --            --         3,253         3,658
    Other                                      18             5            --            --            23
                                          -------       -------       -------       -------       -------
             Gross classified loans       $ 7,668       $ 2,864       $15,138       $32,096       $57,766
                                          =======       =======       =======       =======       =======

------------

(1)     Includes $2.4 million in loans on nonaccrual status.

(2)     Includes loans that have been restructured and are paying as agreed.

ALLOWANCE FOR ESTIMATED CREDIT LOSSES

        Management establishes specific allowances for estimated credit losses on individual loans when it has determined that recovery of the Company's gross investment is not probable and when the amount of loss can be reasonably determined. In making this determination, management considers (1) the status of the asset, (2) the probable future status of the asset, (3) the value of the asset or underlying collateral and (4) management's intent with respect to the asset. In quantifying the loss, if any, associated with individual loans, management utilizes external sources of information (i.e., appraisals, price opinions from real estate professionals, comparable sales data and internal estimates). In establishing specific allowances for impaired loans, in accordance with SFAS No. 114, management estimates the revenues expected to be generated from disposal of the Company's collateral or owned property, less construction and renovation costs (if any), holding costs and transaction costs. For tract construction and land development, the resulting projected cash flows are discounted utilizing a market rate of return to determine their value.

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

        In addition to the amount of allowance determined by applying individual loss factors to the portfolio, the general allowance may also include an unallocated amount. The unallocated allowance recognizes the estimation risk associated with the allowance formula and specific allowances. In addition, the unallocated allowance is based upon management's evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the allowance include (1) general economic and business conditions affecting our key lending areas, (2) credit quality trends (including trends in nonperforming loans expected to result from existing conditions), (3) collateral values, (4) loan volumes and concentrations, (5) seasoning of the loan portfolio, (6) specific industry conditions within portfolio segments (7) recent loss experience in particular segments of the portfolio, (8) duration of the current business cycle, (9) bank regulatory examination results and (10) findings of our internal credit examiners. The unallocated allowance is reviewed periodically to determine whether they are at a level that management believes are adequate.

        The table below summarizes the activity of the Company's allowance for estimated credit losses for the periods indicated.

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                           -----------------------------
(Dollars in thousands)                                                        2001              2000
                                                                           -----------       -----------
    Average loans outstanding                                              $ 1,652,162       $ 1,490,115
                                                                           ===========       ===========

    Total allowance for estimated credit losses at beginning of period     $    29,450       $    24,285
    Provision for credit losses                                                  1,500             1,500
    Charge-offs:
       Single family residential                                                  (218)             (107)
       Single family construction:
          Single family residential                                                (43)               --
    Recoveries:
        Other                                                                       44                53
                                                                           -----------       -----------
    Net charge-offs                                                               (217)              (54)
                                                                           -----------       -----------
    Total allowance for estimated credit losses at end of period           $    30,733       $    25,731
                                                                           ===========       ===========
    Annualized ratio of charge-offs to average loans
       outstanding during the period                                              0.05%             0.01%
    Real estate owned:
        Total allowance for estimated losses at beginning of period        $        --       $        29
        Provision for estimated losses                                              --               (24)
        Charge-offs                                                                 --                (1)
                                                                           -----------       -----------
    Total allowance for estimated losses at end of period                  $        --       $         4
                                                                           ===========       ===========

        The table below summarizes the Company's allowance for estimated credit losses by category for the periods indicated.

                                                 MARCH 31, 2001                        DECEMBER 31, 2000
                                       -----------------------------------    -----------------------------------
                                                              PERCENT OF                             PERCENT OF
                                                              RESERVES TO                            RESERVES TO
                                                             TOTAL LOANS(1)                         TOTAL LOANS(1)
(DOLLARS IN THOUSANDS)                 BALANCE    PERCENT     BY CATEGORY     BALANCE    PERCENT     BY CATEGORY
                                       -------    ------    --------------    -------    ------    --------------
    Single family residential          $ 7,479     24.34%         0.83%       $ 8,075     27.42%         0.91%
    Income property:
        Multi-family                       819      2.66%         0.34%           906      3.08%         0.36%
        Commercial                       4,496     14.63%         2.11%         4,236     14.38%         2.11%
        Development                      7,951     25.87%         3.51%         7,877     26.75%         3.86%
    Single family construction:
        Single family residential        3,779     12.30%         1.97%         4,382     14.88%         2.24%
        Tract                              470      1.53%        19.67%           693      2.35%        19.83%
    Land                                   991      3.22%         2.22%         1,914      6.50%         4.11%
    Other                                  169      0.55%         1.93%           260      0.88%         1.69%
    Unallocated                          4,579     14.90%          n/a          1,107      3.76%          n/a
                                       -------    ------                      -------    ------
                                       $30,733    100.00%         1.68%       $29,450    100.00%         1.63%
                                       =======    ======                      =======    ======

------------

(1) Percent of allowance for estimated credit losses to gross loan commitments.

        The unallocated allowance is established based on management's judgment in order to appropriately reflect the presence of indicators of inherent losses that are not fully reflected in the historical loss information, and analysis used, in the development of the allocated allowance.

        In our assessment of the allowance for estimated credit losses as of March 31, 2001, management focused on changes in the economic environment, in particular the observable trends in the national and regional economy and the business conditions that affect our key lending areas. The resulting increase in the unallocated allowance was primarily due to three current economic risk factors, the energy crisis, the forecasted recession and the potential strikes by the screenwriters' guild and screen actors' guild ("SAG").

        The California energy crisis is expected to worsen during the summer months, including the threat of more rolling blackouts and additional increases in the cost of utilities, which could result in a sharp reduction in the output of goods and services. The long term effects of the energy crisis could be more significant as surplus reserves are spent on utilities' transmission systems instead of schools and various CalTrans projects, which could result in increased taxes, as new bonds are used to pay for such projects. The potential impact of the energy crisis accounts for approximately 6% of the allowance.

        The UCLA Anderson Forecast has forecasted negative national growth rates during the second and third quarter of 2001. As the nation's leading exporter, California is particularly vulnerable to the slowing U.S. economy. Manufacturing employment has continued to decrease over the last eight months, with recent job reports reflecting employment losses in other industry sectors, including consumer durables and services for both wholesale and retail trade. Additionally, growth in real personal income in California decreased in the last half of 2000. The UCLA Anderson Forecast has forecasted a 1.2% growth rate for 2001, compared with growth of 8.4% reflected in 2000. The potential impact of the recession accounts for approximately 4% of the allowance.

        The potential strikes by the screenwriters' guild and SAG could have a significant impact on the Los Angeles area, the Company's primary real property market. The motion picture and television production industries directly impact approximately 185,000 jobs. In anticipation of the strikes, peripheral businesses have already initiated layoffs and potential strikers appear to have changed their spending habits. In March 2001, the unemployment rate for Los Angeles was 4.8% with current estimates increasing this rate to 6.1% for a short term strike. A prolonged strike could increase the estimated unemployment rate significantly. Although negotiators for the screenwriters' guild have agreed to a tentative contract proposal as of May 4, 2001, the three year agreement must still be ratified by a majority of the guild's 11,500 members in early June. The potential impact of the two strikes accounts for approximately 3% of the allowance.

        The remaining unallocated allowance is related to estimation risk. Based on the additional economic risk factors reflected above, management believes that the unallocated allowance of $4.6 million as of March 31, 2001 is appropriate.

REAL ESTATE OWNED

        Real estate acquired in satisfaction of loans is transferred to REO at the lower of the carrying value or the estimated fair value, less any estimated disposal costs. The difference between the fair value of the real estate collateral and the loan balance at the time of transfer is recorded as a charge-off if fair value is lower. Any subsequent declines in the fair value of the REO property after the date of transfer are recorded through a write-down of the asset.

        The table below summarizes the composition of the Company's real estate owned properties for the dates indicated.

                                                      MARCH 31,  DECEMBER 31,
   (DOLLARS IN THOUSANDS)                               2001         2000
                                                      --------   ------------
        Single family residential(1)                   $  676       $2,859
        Income property:
             Commercial                                    --           --
                                                       ------       ------
        Total real estate owned(2)                     $  676       $2,859
                                                       ======       ======

------------

(1)     As of March 31, 2001, the Company held two properties.

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

                                                     MARCH 31, 2001                          DECEMBER 31, 2000
                                         -------------------------------------     ---------------------------------------
(Dollars in thousands)                   Balance(1)    PERCENT    WAIR    WARM     BALANCE(1)     PERCENT    WAIR     WARM
                                         ----------    -------    ----    ----     ----------     -------    ----     ----
Transaction accounts:
   Noninterest-bearing checking            $ 33,370      2.70%      --     --        $ 32,994       2.71%      --      --
   Checking/NOW                              46,592      3.76%    2.68%    --          42,774       3.52%    2.67%     --
   Passbook                                  36,341      2.94%    2.80%    --          25,868       2.13%    2.00%     --
   Money Market                             215,727     17.45%    4.73%    --         213,757      17.60%    5.20%     --
                                         ----------    ------                      ----------     ------
       Total transaction accounts           332,030     26.85%                        315,393      25.96%
                                         ----------    ------                      ----------     ------

Certificates of deposit:
    7 day maturities                         20,684      1.67%    4.04%    --          20,905       1.72%    4.04%     --
    Less than 6 months                       11,160      0.90%    4.57%     2          11,248       0.93%    4.93%      2
    6 months to 1 year                      110,914      8.97%    5.87%     3         106,193       8.74%    6.18%      4
    1 year to 2 years                       746,057     60.35%    6.35%     6         744,058      61.25%    6.43%      6
    Greater than 2 years                     15,596      1.26%    5.40%    16          17,059       1.40%    5.35%     14
                                         ----------    ------                      ----------     ------
       Total certificates of deposit        904,411     73.15%                        899,463      74.04%
                                         ----------    ------                      ----------     ------
            Total deposits               $1,236,441    100.00%    5.54%     6      $1,214,856     100.00%    5.71%      6
                                         ==========    ======                      ==========     ======

------------

(1) Deposits in excess of $100,000 were 27.06% of total deposits at March 31, 2001, compared to 29.87% of total deposits at December 31, 2000.

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


(DOLLARS IN THOUSANDS)             MARCH 31, 2001               DECEMBER 31, 2000
                                 -------------------          ---------------------
Original term:                   PRINCIPAL      RATE          PRINCIPAL       RATE
                                 ---------      ----          ---------       ----
12 Months                        $ 25,000       5.81%         $ 25,000        5.81%
24 Months                          25,000       5.32%           25,000        6.56%
36 Months                         100,000       5.73%          100,000        6.73%
60 Months                         135,000       5.92%          135,000        5.92%
120 Months                         99,000       5.19%           99,000        5.19%
                                 --------                     --------
                                 $384,000       5.64%(1)      $384,000        5.98%(1)
                                 ========                     ========

------------

(1)     Weighted average interest rate at period end.

        The weighted average remaining term of the Company's FHLB advances was 4 years and 2 months as of March 31, 2001. At March 31, 2001, 60.94% of the Company's FHLB advances outstanding contain options, which allow the FHLB to call the advances prior to maturity, subject to an initial non-callable period of one to three years from origination.

SENIOR NOTES

        On December 31, 1997, the Company issued $40.0 million of 1997 12.50% Senior Notes due 2004 ("1997 Senior Notes") in a private placement, which included registration rights. Interest on the 1997 Senior Notes is payable semi-annually.

        During the first quarter of 2001, the Company repurchased $8.7 million of its 1997 12.50% Senior Notes at an average price of 101.30% of par value. The Company was able to replace the 1997 12.50% Senior Notes with 10.18% Capital Securities, thereby lowering the Company's cost of debt. As of May 11, 2001, the Company repurchased $9.4 million of its 1997 12.50% Senior Notes at an average price of 100.96% of par value.

CAPITAL SECURITIES

        On March 28, 2001, HFC Capital Trust I (the "Trust"), a statutory business trust and wholly owned subsidiary of the Company, issued in a private placement transaction $9.0 million of 10.18% capital securities (the "Capital Securities"), which represent undivided preferred beneficial interests in the assets of the Trust. The Company is the owner of all the beneficial interests represented by the common securities of the Trust (the "Common Securities") (together with the Capital Securities, the "Trust Securities"). The Trust exists for the sole purpose of issuing the Trust Securities and investing the proceeds thereof in 10.18% junior subordinated deferrable interest debentures (the "Junior Subordinated Debentures") issued by the Company and engaging in certain other limited activities. The Junior Subordinated Debentures held by the Trust will mature on June 8, 2031, at which time the Company is obligated to redeem the Capital Securities. The proceeds were used to repurchase $8.7 million of its 1997 12.50% Senior Notes at an average price of 101.30% of par value.

STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL

        The Company's capital consists of common stockholders' equity, which at March 31, 2001 amounted to $108.5 million and which equaled 6.09% of the Company's total assets.

        As shown below, the Bank's regulatory capital exceeded minimum regulatory capital requirements applicable to it as of March 31, 2001.

                                   TANGIBLE CAPITAL         CORE CAPITAL        RISK-BASED CAPITAL
                                  ------------------     ------------------     ------------------
(DOLLARS IN THOUSANDS)             BALANCE       %        BALANCE       %        BALANCE       %
                                  ----------    ----     ----------    ----     ----------   -----
Stockholders' equity              $  144,465             $  144,465             $  144,465
Adjustments:
   General reserves                       --      --             --                15,851
   Other(1)                               --      --             --                  (715)
                                  ----------    ----     ----------    ----     ----------   -----
Regulatory capital                   144,465    8.13%       144,465    8.13%       159,601   12.68%
Required capital requirements         26,663    1.50         71,103    4.00        100,720    8.00
                                  ----------    ----     ----------    ----     ----------   -----
Excess capital                    $  117,802    6.63%    $   73,362    4.13%    $   58,881    4.68%
                                  ==========    ====     ==========    ====     ==========    ====
Adjusted assets(2)                $1,777,563             $1,777,563             $1,259,003
                                  ==========             ==========             ==========

------------

(1) Includes the portion of non-residential construction loans and land loans which exceed a loan-to-value ratio of 80%.

(2) The term "adjusted assets" refers to (i) the term "adjusted total assets" as defined in 12 C.F.R. Section 567.1 (a) for purposes of tangible and core capital requirements, and (ii) the term "risk-weighted assets" as defined in 12 C.F.R. Section 567.5(d) for purposes of the risk-based capital requirements.

        As of March 31, 2001, the Bank is categorized as "well capitalized" under the regulatory framework for Prompt Corrective Action ("PCA") Rules. There are no conditions or events subsequent to March 31, 2001, that management believes have changed the Bank's category. The following table compares the Bank's actual capital ratios to those required by regulatory agencies to meet the minimum capital requirements required by the OTS and to be categorized as "well capitalized" under the PCA Rules for the periods indicated.

                                                                                                        TO BE WELL CAPITALIZED
                                                                                     FOR CAPITAL        UNDER PROMPT CORRECTIVE
                                                                ACTUAL            ADEQUACY PURPOSES       ACTION PROVISIONS
                                                         --------------------    --------------------   -----------------------
(DOLLARS IN THOUSANDS)                                    AMOUNT       RATIOS     AMOUNT       RATIOS     AMOUNT       RATIOS
                                                         ---------     ------    ---------     ------    ---------     ------
As of March 31, 2001
   Total capital to risk weighted assets                 $ 159,601     12.68%    $ 100,720      8.00%    $ 125,900     10.00%
   Core capital to adjusted tangible assets                144,465      8.13%       71,103      4.00%       88,878      5.00%
   Tangible capital to adjusted tangible assets            144,465      8.13%       26,663      1.50%          n/a        n/a
   Tier 1 capital to risk weighted assets                  144,465     11.47%          n/a        n/a       75,540      6.00%

As of December 31, 2000
   Total capital to risk weighted assets                 $ 151,914     12.23%     $ 99,407      8.00%    $ 124,259     10.00%
   Core capital to adjusted tangible assets                140,387      8.01%       70,078      4.00%       87,598      5.00%
   Tangible capital to adjusted tangible assets            140,387      8.01%       26,279      1.50%          n/a        n/a
   Tier 1 capital to risk weighted assets                  140,387     11.30%          n/a        n/a       74,555      6.00%

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

CAPITAL RESOURCES AND LIQUIDITY

        Hawthorne Financial Corporation maintained cash and cash equivalents of $1.45 million at March 31, 2001. Hawthorne Financial Corporation is a holding company with no significant business operations outside of the Bank. From time to time, the Company is dependent upon the Bank for dividends in order to make future semi-annual interest payments. The ability of the Bank to provide dividends to Hawthorne Financial Corporation is governed by applicable regulations of the OTS. The Bank received OTS approval to declare a dividend to the Holding Company in an amount needed to pay the 2001 interest payments on the 1997 12.50% Senior Notes. Based upon these applicable regulations, the Bank's supervisory rating, and the Bank's current and projected earnings rate, management fully expects the Bank to maintain the ability to provide dividends to Hawthorne Financial Corporation for the payment of interest on the Company's 1997 12.50% Senior Notes for the foreseeable future. In April 2001, the Company authorized the repurchase of approximately 77,000 shares of its common stock. This was in addition to the two 5% repurchase authorizations announced in March 2000 and July 2000, which authorized an aggregate of approximately 541,000 shares. As of May 11, 2001, the Company has repurchased 466,513 shares at an average price of $10.36.

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

        The Company's primary funding resources are deposits, principal payments on loans, FHLB advances and cash flows from operations. Other possible sources of liquidity available to the Company include whole loan sales, commercial bank lines of credit, and direct access, under certain conditions, to borrowings from the Federal Reserve System. The cash needs of the Company are principally for the payment of interest on, and withdrawals of, deposit accounts, the funding of loans and operating costs and expenses.

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

        The Company utilizes two methods for measuring interest rate risk, gap analysis and interest rate simulations. Gap analysis focuses on measuring absolute dollar amounts subject to repricing within certain periods of time, particularly the one year maturity horizon. Interest rate simulations are produced using a software model that is based on actual cash flows and repricing characteristics for all of the Company's financial instruments and incorporates market-based assumptions regarding the impact of changing interest rates on current volumes of applicable financial instruments. These assumptions are inherently uncertain, and, consequently, the model cannot precisely measure net interest income or precisely predict the impact of changes in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and management strategies. See "Item 3, Quantitative and Qualitative Disclosure about Market Risks."

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

        The following table sets forth information concerning repricing opportunities for the Company's interest-earning assets and interest-bearing liabilities as of March 31, 2001. The amount of assets and liabilities shown within a particular period were determined in accordance with their contractual maturities, except that adjustable rate products are included in the period in which they are first scheduled to adjust and not in the period in which they mature. Such assets and liabilities are classified by the earlier of their maturity or repricing date.

                                                                                 MARCH 31, 2001
                                                 ------------------------------------------------------------------------------
                                                               OVER THREE      OVER SIX     OVER ONE
                                                   THREE         THROUGH       THROUGH        YEAR         OVER
                                                   MONTHS         SIX          TWELVE       THROUGH       FIVE
(DOLLARS IN THOUSANDS)                            OR LESS        MONTHS        MONTHS      FIVE YEARS     YEARS        TOTAL
                                                 ----------    ----------    ----------    ----------   ----------   ----------
Interest-earning assets:
    Cash and cash equivalents(1)                 $   92,194    $       --    $       --    $       --   $       --   $   92,194
    Investments and FHLB stock                       21,068            --            --            --           --       21,068
    Loans receivable(2)                           1,077,841       408,059        36,524        14,026      116,764    1,653,214
                                                 ----------    ----------    ----------    ----------   ----------   ----------
        Total interest-earning assets            $1,191,103    $  408,059    $   36,524    $   14,026   $  116,764   $1,766,476
                                                 ==========    ==========    ==========    ==========   ==========   ==========

Interest-bearing liabilities:
    Deposits:
        Non-certificates of deposit              $  298,660    $       --    $       --    $       --   $       --   $  298,660
        Certificates of deposit                     250,377       273,546       346,151        34,337           --      904,411
    FHLB advances                                   155,000        49,000        25,000       155,000           --      384,000
    Senior notes                                         --            --            --        30,628           --       30,628
    Capital securities                                   --            --            --            --        9,000        9,000
                                                 ----------    ----------    ----------    ----------   ----------   ----------
        Total interest-bearing liabilities       $  704,037    $  322,546    $  371,151    $  219,965   $    9,000   $1,626,699
                                                 ==========    ==========    ==========    ==========   ==========   ==========

    Interest rate sensitivity gap                $  487,066    $   85,513    $ (334,627)   $ (205,939)  $  107,764   $  139,777
    Cumulative interest rate
        sensitivity gap                             487,066       572,579       237,952        32,013      139,777      139,777
    As a percentage of total
        interest-earning assets                       27.57%        32.41%        13.47%         1.81%        7.91%        7.91%

------------

(1)     Excludes noninterest-earning cash balances.

(2) Includes $25.2 million of nonaccrual loans, and are gross of deferred fees and costs and allowance for estimated credit losses.

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

        At March 31, 2001, based on the Company's internally generated model, it was estimated that the Company's NPV ratio was 8.86% in the event of a 200 basis point increase in rates, a decrease of 8.09% from basecase of 9.64%. If rates were to decrease by 200 basis points, the Company's NPV ratio was estimated at 9.53%, a decrease of 1.14% from basecase.

        Presented below, as of March 31, 2001, is an analysis of the Company's IRR as measured in the NPV for instantaneous and sustained parallel shifts of 100, 200, and 300 basis point increments in market interest rates.

                                           NET PORTFOLIO VALUE
                                        --------------------------
                         CHANGE                      $ CHANGE FROM               CHANGE FROM
(DOLLARS IN THOUSANDS)  IN RATES        $ AMOUNT        BASECASE         RATIO    BASECASE
                        --------        ---------    -------------       -----   -----------
                        +300 bp         $ 140,481        (34,405)         7.97%     -167 bp
                        +200 bp           158,061        (16,825)         8.86%      -78 bp
                        +100 bp           162,765        (12,121)         9.05%      -59 bp
                          0 bp            174,886                         9.64%
                        -100 bp           169,793         (5,093)         9.27%      -37 bp
                        -200 bp           176,972          2,086          9.53%      -11 bp
                        -300 bp           181,950          7,064          9.68%      +4 bp

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

        On a quarterly basis, the results of the internally generated model are reconciled to the results of the OTS model. Historically the OTS has valued the NPV higher, but the changes in NPV as a result of the rate increases and decreases are normally directionally consistent between the two models. The difference between the two models resides in the prepayment assumptions, the ability of the Company to analyze each individual rate index in a changing environment and the ability of the Company's model to include caps and floors on loans in the rate shock analyses. Through the inclusion of more specific information regarding the Company's loan portfolio, the internal model reflects greater sensitivity in both an increasing and a declining rate environment.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        In April 2001, the Superior Court of the State of California, County of Los Angeles granted Plaintiff's motion to reinstate a construction defect case entitled Stone Water Terrace HOA v. Hawthorne Savings and Loan Association, in which the Bank was named as a defendant. The case had previously been dismissed because the Plaintiff failed to take certain actions to prosecute its case. In this action, the Plaintiff alleges, under several theories of recovery, that the Bank is responsible for construction defects in a multi-unit condominium complex. The Bank initially provided construction loans to the developer, but took over the completion of a portion of the project after the developer defaulted. Plaintiff seeks damages in an unspecified amount, plus punitive damages. The Bank denies the allegations in the complaint. Although the Bank intends to vigorously defend its position in these actions and to seek indemnification from the responsible parties, there can be no assurances that the Company will prevail. Discovery has not yet commenced, and the Bank is not in a position to estimate the extent of any liability. In addition, the inherent uncertainty of jury or judicial verdicts make it impossible to determine the Company's potential exposure in this action. Nevertheless, it is likely that the Bank will incur substantial legal fees defending this matter.

        There have been no material developments in the case entitled Marine Village Townhomes HOA v. Hawthorne Savings and Loan Association from what was discussed in the Annual Report on Form 10-K for the year ended December 31, 2000. The Company is involved in a variety of other litigation in the ordinary course of its business, including those discussed in the Annual Report on Form 10-K for the year ended December 31, 2000. Management does not presently believe that any of the existing routine litigation is likely to have a material adverse impact on the Company's financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        1.     Reports on Form 8-K

               No current reports on Form 8-K were filed for the three months ended March 31, 2001

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HAWTHORNE FINANCIAL CORPORATION


Dated May 15, 2001                              /s/ SIMONE LAGOMARSINO
                                         -------------------------------------
                                                    Simone Lagomarsino
                                         President and Chief Executive Officer


Dated May 15, 2001                               /s/ KAREN C. ABAJIAN
                                         -------------------------------------
                                                     Karen C. Abajian
                                               Executive Vice President and
                                                 Chief Financial Officer