Form 10-Q
period 2001-06-30
HAWTHORNE FINANCIAL CORP
filed 2001-08-14
CIK 46267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________ .
Commission File Number 0-1100

HAWTHORNE FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	95-2085671 (I.R.S. Employer Identification Number)

2381 Rosecrans Avenue, El Segundo, CA (Address of Principal Executive Offices)	90245 (Zip Code)

Registrant’s telephone number, including area code (310) 725-5000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: The Registrant had 5,339,199 shares of Common Stock, $0.01 par value per share outstanding, as of July 31, 2001.

HAWTHORNE FINANCIAL CORPORATION

FORM 10-Q INDEX
For the quarter ended June 30, 2001

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

i

HAWTHORNE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2001	2000

(Dollars in thousands)	(unaudited)
Assets:

Cash and cash equivalents	$79,824	$99,919

Loans receivable (net of allowance for estimated credit losses of $29,852 in 2001 and $29,450 in 2000)	1,680,750	1,608,067

Real estate owned	336	2,859

Accrued interest receivable	10,344	11,040

Investment in capital stock of Federal Home Loan Bank, at cost	21,339	20,730

Office property and equipment at cost, net	4,328	4,808

Deferred tax asset, net	4,867	2,867

Other assets	5,716	3,105

Total assets	$1,807,504	$1,753,395

Liabilities and Stockholders’ Equity:

Liabilities:

Deposits:

Noninterest-bearing	$33,604	$32,994

Interest-bearing	1,224,278	1,181,862

Total deposits	1,257,882	1,214,856

FHLB advances	384,000	384,000

Senior notes	30,628	39,358

Capital securities	9,000	—

Accounts payable and other liabilities	14,225	11,020

Total liabilities	1,695,735	1,649,234

Stockholders’ Equity:

Common stock — $0.01 par value; authorized 20,000,000 shares; issued and outstanding, 5,811,118 shares (2001) and 5,566,801 shares (2000)	58	56

Capital in excess of par value — common stock	44,369	42,095

Retained earnings	72,224	65,602

	116,651	107,753

Less:

Treasury stock, at cost — 471,919 shares (2001) and 391,406 shares (2000)	(4,882)	(3,592)

Total stockholders’ equity	111,769	104,161

Total liabilities and stockholders’ equity	$1,807,504	$1,753,395

See Accompanying Notes to Consolidated Financial Statements

HAWTHORNE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In thousands, except per share data)	2001	2000	2001	2000

Interest revenues:

Loans	$35,838	$34,685	$72,754	$67,598

Investments	1,128	1,690	2,726	3,213

Total interest revenues	36,966	36,375	75,480	70,811

Interest costs:

Deposits	16,146	15,024	33,447	28,867

FHLB advances	5,085	4,594	10,613	9,192

Senior notes	956	1,250	2,162	2,500

Capital securities	229	—	237	—

Total interest costs	22,416	20,868	46,459	40,559

Net interest income	14,550	15,507	29,021	30,252

Provision for credit losses	1,000	1,500	2,500	3,000

Net interest income after provision for credit losses	13,550	14,007	26,521	27,252

Noninterest revenues:

Loan related and other fees	1,164	1,928	2,362	3,506

Deposit fees	308	206	641	388

Total noninterest revenues	1,472	2,134	3,003	3,894

Income/(loss) from real estate operations, net	2	(90)	162	(149)

Noninterest expenses:

General and administrative expenses:

Employee	4,519	4,353	9,009	8,405

Operating	1,586	1,529	3,590	3,042

Occupancy	1,064	897	2,009	1,860

Professional	786	1,231	1,895	2,106

Technology	517	484	1,027	958

SAIF premiums and OTS assessments	238	217	481	439

Total general and administrative expenses	8,710	8,711	18,011	16,810

Other non-operating expense:

Legal settlement expenses	—	196	110	2,024

Total noninterest expenses	8,710	8,907	18,121	18,834

Income before income taxes	6,314	7,144	11,565	12,163

Income tax provision	2,685	3,072	4,943	5,187

Net income	$3,629	$4,072	$6,622	$6,976

Basic earnings per share (Note 3)	$0.69	$0.77	$1.27	$1.30

Diluted earnings per share (Note 3)	$0.48	$0.57	$0.88	$0.95

Weighted average basic shares outstanding (Note 3)	5,277	5,286	5,228	5,374

Weighted average diluted shares outstanding (Note 3)	7,512	7,169	7,555	7,336

See Accompanying Notes to Consolidated Financial Statements

HAWTHORNE FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Number of		Capital in Excess of			Total
	Common	Common	Par Value -	Retained	Treasury	Stockholders'
(In thousands)	Shares	Stock	Common Stock	Earnings	Stock	Equity

Balance at January 1, 2001	5,175	$56	$42,095	$65,602	$(3,592)	$104,161

Exercised stock options	71	—	377	—	—	377

Exercised warrants	173	2	—	—	—	2

Tax benefit for stock options exercised	—	—	1,897	—	—	1,897

Treasury stock	(80)	—	—	—	(1,290)	(1,290)

Net income	—	—	—	6,622	—	6,622

Balance at June 30, 2001	5,339	$58	$44,369	$72,224	$(4,882)	$111,769

See Accompanying Notes to Consolidated Financial Statements

HAWTHORNE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,

(Dollars in thousands)	2001	2000

Cash Flows from Operating Activities:

Net income	$6,622	$6,976

Adjustments to reconcile net income to cash provided by operating activities:

Deferred income tax benefit	(2,000)	(1,386)

Provision for credit losses on loans	2,500	3,000

Provision for estimated losses on real estate owned	—	(24)

Net gain from sale of real estate owned	(79)	(7)

Loan fee and discount accretion	(1,586)	(1,311)

Depreciation and amortization	1,558	1,067

FHLB dividends	(610)	(851)

Decrease/(increase) in accrued interest receivable	696	(1,554)

(Increase)/decrease in other assets	(714)	896

Increase in other liabilities	3,141	467

Net cash provided by operating activities	9,528	7,273

Cash Flows from Investing Activities:

Loans:

New loans funded	(203,643)	(244,559)

Construction disbursements	(122,045)	(129,918)

Payoffs	260,701	276,726

Sales proceeds	23,051	—

Purchases	(45,902)	—

Principal payments	9,255	15,726

Other, net	4,573	(6,542)

Real estate owned, net:

Sales proceeds	2,605	688

Capitalized costs	(5)	(26)

Purchase of FHLB stock	—	(630)

Redemption of FHLB stock	—	3,612

Office property and equipment:

Sales proceeds	1	49

Additions	(597)	(589)

Net cash used in investing activities	(72,006)	(85,463)

Cash Flows from Financing Activities:

Deposit activity, net	43,026	80,412

Net increase in FHLB advances	—	10,000

Net proceeds from exercise of stock options and warrants	377	1,078

Reduction in Senior Notes	(8,730)

Proceeds from Capital Securities	9,000

Treasury Stock purchases	(1,290)	(2,130)

Net cash provided by financing activities	42,383	89,360

Net (decrease)/increase in cash and cash equivalents	(20,095)	11,170

Cash and cash equivalents, beginning of period	99,919	86,722

Cash and cash equivalents, end of period	$79,824	$97,892

Supplemental Cash Flow Information:

Cash paid during the period for:

Interest	$45,516	$39,393

Income taxes, net	5,000	3,800

Non-cash investing and financing activities:

Real estate acquired in settlement of loans	—	494

Loans originated to refinance existing bank loans	25,639	19,393

Tax benefit for stock options exercised	1,897	—

See Accompanying Notes to Consolidated Financial Statements

HAWTHORNE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

     The consolidated financial statements include the accounts of Hawthorne Financial Corporation and its wholly owned subsidiaries, Hawthorne Savings, F.S.B. (“Bank”) and HFC Capital Trust, which are collectively referred to herein as the “Company.” All significant intercompany transactions and balances have been eliminated in consolidation.

     In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the Company’s financial condition as of June 30, 2001 and December 31, 2000, and the related statements of income and cash flows for the three and six months ended June 30, 2001 and 2000. These consolidated financial statements for the three and six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2001.

     Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Recent Accounting Pronouncements

     Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

     In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” which is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after June 30, 2001, and for disclosures relating to securitization transactions and collateral for fiscal years after December 15, 2000. The Company adopted SFAS No. 140 effective January 1, 2001. The adoption of SFAS No. 140 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

     In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

     In July 2001, the FASB approved SFAS No. 142, “Goodwill and Other Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets.” Under its proposed changes, SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The adoption of SFAS No. 142 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

Note 2 — Reclassifications

     Certain amounts in the 2000 consolidated financial statements have been reclassified to conform with classifications in 2001.

HAWTHORNE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 — Book Value and Earnings Per Share

     The following table sets forth the Company’s earnings per share calculations for the three and six months ended June 30, 2001 and 2000. In the following table, (1) “Warrants” refer to the Warrants issued by the Company in December 1995, which are currently exercisable and which expire December 11, 2005, and (2) “Options” refer to stock options previously granted to employees of the Company and which were outstanding at each measurement date.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In thousands, except per share data)	2001	2000	2001	2000

Average shares outstanding:

Basic	5,277	5,286	5,228	5,374

Warrants	2,353	2,486	2,419	2,486

Options (1)	573	155	566	197

Less: Treasury stock (2)	(691)	(758)	(658)	(721)

Diluted	7,512	7,169	7,555	7,336

Net income	$3,629	$4,072	$6,622	$6,976

Basic earnings per share	$0.69	$0.77	$1.27	$1.30

Diluted earnings per share	$0.48	$0.57	$0.88	$0.95

	June 30,

	2001	2000

Period-end shares outstanding:

Basic	5,339	5,286

Warrants	2,286	2,486

Options (3)	529	155

Less: Treasury stock (2)	(568)	(771)

Diluted	7,586	7,156

Basic book value per share	$20.93	$18.58

Diluted book value per share	$14.73	$13.73

(1)	Excludes 40,000 options outstanding for the six months ended June 30, 2001 and 385,000 for the three and six months ended June 30, 2000, respectively, for which the exercise price exceeded the average market price of the Company’s common stock during the periods.

(2)	Under the Diluted Method, it is assumed that the Company will use proceeds from the proforma exercise of the Warrants and Options to acquire actual shares currently outstanding, thus increasing treasury stock. In this calculation, treasury stock was assumed to be repurchased at the average closing stock price for the respective period.

(3)	Excludes 120,000 options outstanding at June 30, 2001 and 385,000 options outstanding at June 30, 2000, respectively, for which the exercise price exceeded the monthly average market price of the Company’s common stock at period-end.

HAWTHORNE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4 — Commitments and Contingencies

     There have been no material developments in the cases discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001. The Company is involved in a variety of other litigation in the ordinary course of its business, including those discussed in the Annual Report on Form 10-K for the year ended December 31, 2000. Management does not presently believe that any of the existing routine litigation is likely to have a material adverse impact on the Company’s financial condition or results of operations.

Note 5 — Off-Balance Sheet Activity

     The Company is a party to a credit-related financial instrument with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. This financial instrument includes a letter of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contractual amount of the commitment reflects the extent of involvement the Company has in the financial instrument. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

     The Federal Home Loan Bank of San Francisco (FHLB) issued a $66.0 million Letter of Credit (LC) to the Company on June 25, 2001. The purpose of the LC is to fulfill the collateral requirements for $60.0 million in deposits placed by the State of California with the Company. The LC is issued in favor of the State Treasurer of the State of California and will mature on January 9, 2002. There were no issuance fees associated with this letter of credit, however a maintenance fee of 15 basis points per annum will be paid monthly by the Company. The contract amount approximates its fair value and the Company does not anticipate any material loss as a result of this transaction.

Note 6 — Parent Company Items

     During the first quarter of 2001, the Company repurchased $8.7 million of its 1997 12.50% Senior Notes at an average price of 101.30% of par value. The Company replaced the 1997 12.50% Senior Notes with 10.18% Capital Securities, thereby lowering the Company’s cost of debt. The first quarter 2001 after tax impact of the related premium and acceleration of original debt issuance costs totaled $0.2 million, or $0.03 per diluted share. There was no significant impact during the second quarter of 2001.

     On March 28, 2001, HFC Capital Trust I (the “Trust”), a statutory business trust and wholly owned subsidiary of the Company, issued in a private placement transaction $9.0 million of 10.18% capital securities (the “Capital Securities”), which represent undivided preferred beneficial interests in the assets of the Trust. The Company is the owner of all the beneficial interests represented by the common securities of the Trust (the “Common Securities”) (together with the Capital Securities, the “Trust Securities”). The Trust exists for the sole purpose of issuing the Trust Securities and investing the proceeds thereof in 10.18% junior subordinated deferrable interest debentures (the “Junior Subordinated Debentures”) issued by the Company and engaging in certain other limited activities. The Junior Subordinated Debentures held by the Trust will mature on June 8, 2031, at which time the Company is obligated to redeem the Capital Securities. The proceeds were used to repurchase $8.7 million of its 1997 12.50% Senior Notes at an average price of 101.30% of par value.

     In April 2001, the Company authorized the repurchase of approximately 77,000 shares of its common stock. This was in addition to the two 5% repurchase authorizations announced in March 2000 and July 2000, which authorized an aggregate of approximately 541,000 shares. As of August 10, 2001, the Company has repurchased 466,519 shares, under these authorizations, at an average price of $10.36.

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

RESULTS OF OPERATIONS

     Net income for the three and six months ended June 30, 2001, was $3.6 million, or $0.48 per diluted share, and were $6.6 million, or $0.88 per diluted share, respectively, compared with $4.1 million, or $0.57 per diluted share, and $7.0 million, or $0.95 per diluted share, respectively, for the three and six months ended June 30, 2000. This net income resulted in an annualized return on average assets (“ROA”) of 0.82% and 0.75%, respectively, and an annualized return on average equity (“ROE”) of 13.30% and 12.36%, respectively, for the three and six months ended June 30, 2001, compared with an annualized ROA of 1.00% and 0.86%, respectively, and an annualized ROE of 16.93% and 14.67%, respectively, for the three and six months ended June 30, 2000. Pre-tax income decreased 11.62% and 4.92%, for the three and six months ended June 30, 2001, to $6.3 million from $7.1 million and to $11.6 million from $12.2 million generated during the same periods in 2000.

     The decline in current year earnings, compared with 2000, was primarily due to the 275 basis point drop in interest rates during the first half of 2001. The resulting interest rate environment produced compression in the net interest margin due to the immediate repricing of adjustable rate assets and the lag in liability repricing resulting from the six month weighted average maturity of certificates of deposits. Year over year, the Company experienced a 134.19% increase in the market price of its stock from $7.75 at June 30, 2000, to $18.15 at June 29, 2001. This contributed to a higher number of diluted shares outstanding, as more stock options were “in the money” in 2001, which impacted diluted earnings per share by approximately $0.05 per share.

     The Company’s net interest income before provision for credit losses decreased 6.17% to $14.6 million and 4.07% to $29.0 million during the three and six months ended June 30, 2001, compared with $15.5 million and $30.3 million for the three and six months ended June 30, 2000. The Company’s yield on average earning assets was 8.40% and 8.59% for the three and six months ended June 30, 2001, compared with 9.01% and 8.82% during the same periods in 2000. The average cost of funds for the Company decreased to 5.59% and increased to 5.81% during the three and six months ended June 30, 2001, compared with 5.69% and 5.55% for the three and six months ended June 30, 2000. The Company’s resulting net interest margin for both the three and six months ended June 30, 2001, was 3.30%, compared with 3.84% and 3.77% during the same periods in 2000.

     Provisions for credit losses totaled $1.0 million and $2.5 million for the three and six months ended June 30, 2001, compared with $1.5 million and $3.0 million for the three and six months ended June 30, 2000. The decrease in the provision for credit losses was due to improvement in asset quality, as well as the resolution of the economic risks associated with potential strikes by the screenwriters’ and screen actors’ guilds. At June 30, 2001, the ratio of total allowance for estimated credit losses to net loans was 1.75%, compared with 1.80% at December 31, 2000 and 1.74% at June 30, 2000.

     Nonaccrual loans totaled $27.5 million at June 30, 2001 (or 1.52% of total assets), compared with nonaccrual loans of $31.6 million (or 1.80% of total assets) at December 31, 2000. Other classified loans were $28.1 million at June 30, 2001, compared with $40.6 million at December 31, 2000. Delinquent loans totaled $13.4 million at June 30, 2001, compared with $26.9 million at December 31, 2000. Other real estate owned consisted of one property totaling $0.3 million at June 30, 2001, compared with $2.9 million at December 31, 2000. This property was sold in July 2001.

     Noninterest revenues were $1.5 million and $3.0 million for the three and six months ended June 30, 2001, compared with noninterest revenues of $2.1 million and $3.9 million earned during the three and six months ended June 30, 2000. Due to the nature of the loans currently being underwritten, loan fees have declined. This decrease has been partially offset by higher deposit fees as a result of new product offerings and a new fee schedule rolled out in July 2000.

     Total general and administrative expenses (“G&A”) were $8.7 million and $18.0 million for the three and six months ended June 30, 2001, a 0.01% decrease and a 7.14% increase over the $8.7 million and $16.8 million of G&A incurred during the same periods in 2000. The increase in G&A for the six months ended June 30, 2001, was primarily due to increases in employee costs, operating costs and occupancy costs, partially offset by a decrease in professional fees.

     There were no other non-operating expenses in the second quarter of 2001, with year-to-date expenses totaling $0.1 million, compared with $2.0 million during the same period in 2000. The $1.9 million decrease was primarily due to fewer legal settlements in 2001 compared with 2000.

Net Interest Income

     The following table shows average balance sheet data, related revenues and costs and effective weighted average yields and costs, for the three months ended June 30, 2001 and 2000.

	Three Months Ended

	June 30, 2001			June 30, 2000

			Weighted			Weighted
	Average	Revenues/	Average	Average	Revenues/	Average
(Dollars in thousands)	Balance	Costs	Yield/Cost	Balance	Costs	Yield/Cost

Assets:

Interest-earning assets:

Loans receivable (1)	$1,664,754	$35,838	8.62%	$1,519,760	$34,685	9.13%

Cash and cash equivalents	77,356	858	4.45	75,569	1,146	6.07

Investment in capital stock of Federal Home Loan Bank	21,184	270	5.11	19,938	544	10.97

Total interest-earning assets	1,763,294	36,966	8.40	1,615,267	36,375	9.01

Noninterest-earning assets	1,944			10,717

Total assets	$1,765,238			$1,625,984

Liabilities and Stockholders’ Equity:

Interest-bearing liabilities:

Deposits	$1,178,962	$16,146	5.49%	$1,111,946	$15,024	5.43%

FHLB advances	384,000	5,085	5.24	324,295	4,594	5.60

Senior notes	30,628	956	12.50	40,000	1,250	12.50

Capital securities	9,000	229	10.18	—	—	—

Total interest-bearing liabilities	1,602,590	22,416	5.59	1,476,241	20,868	5.69

Noninterest-bearing checking	33,269			31,093

Noninterest-bearing liabilities	20,260			22,431

Stockholders’ equity	109,119			96,219

Total liabilities and stockholders’ equity	$1,765,238			$1,625,984

Net interest income		$14,550			$15,507

Interest rate spread			2.81%			3.32%

Net interest margin			3.30%			3.84%

(1)	Includes the interest on nonaccrual loans only to the extent that it was paid and recognized as interest income.

     The following table shows average balance sheet data, related revenues and costs and effective weighted average yields and costs, for the six months ended June 30, 2001 and 2000.

	Six Months Ended

	June 30, 2001			June 30, 2000

			Weighted			Weighted
	Average	Revenues/	Average	Average	Revenues/	Average
(Dollars in thousands)	Balance	Costs	Yield/Cost	Balance	Costs	Yield/Cost

Assets:

Interest-earning assets:

Loans receivable (1)	$1,658,493	$72,754	8.81%	$1,504,938	$67,598	8.98%

Cash and cash equivalents	84,308	2,117	5.06	79,168	2,362	5.97

Investment in capital stock of Federal Home Loan Bank	21,032	609	5.84	20,744	851	8.20

Total interest-earning assets	1,763,833	75,480	8.59	1,604,850	70,811	8.82

Noninterest-earning assets	1,700			12,028

Total assets	$1,765,533			$1,616,878

Liabilities and Stockholders’ Equity:

Interest-bearing liabilities:

Deposits	$1,182,799	$33,447	5.70%	$1,095,611	$28,867	5.30%

FHLB advances	384,000	10,613	5.50	334,422	9,192	5.44

Senior notes	34,556	2,162	12.51	40,000	2,500	12.50

Capital securities	4,724	237	10.03	—	—	—

Total interest-bearing liabilities	1,606,079	46,459	5.81	1,470,033	40,559	5.55

Noninterest-bearing checking	32,495			30,351

Noninterest-bearing liabilities	19,825			21,392

Stockholders’ equity	107,134			95,102

Total liabilities and stockholders’ equity	$1,765,533			$1,616,878

Net interest income		$29,021			$30,252

Interest rate spread			2.78%			3.27%

Net interest margin			3.30%			3.77%

(1)	Includes the interest on nonaccrual loans only to the extent that it was paid and recognized as interest income.

     The operations of the Company are substantially dependent on its net interest income, which is the difference between the interest income earned from its interest-earning assets and the interest expense incurred on its interest-bearing liabilities. The Company’s net interest margin is its net interest income divided by its average interest-earning assets. Net interest income and net interest margin are affected by several factors, including (1) the level of, and the relationship between, the dollar amount of interest-earning assets and interest-bearing liabilities, (2) the relationship between the repricing or maturity of the Company’s adjustable rate and fixed rate loans and short term investment securities and its deposits and borrowings, and (3) the magnitude of the Company’s noninterest-earning assets, including nonaccrual loans and real estate owned (“REO”).

     The Company’s net interest income decreased 6.17% to $14.6 million and 4.07% to $29.0 million during the three and six months ended June 30, 2001, respectively, compared with $15.5 million and $30.3 million during the three and six months ended June 30, 2000. Average earning assets increased to $1.8 billion for the three and six months ended June 30, 2001, compared with $1.6 billion for the three and six months ended June 30, 2000. The yield on interest-earning assets was 8.40% and 8.59% for the three and six months ended June 30, 2001, compared with 9.01% and 8.82% during the same periods in 2000. The steady growth in loans was funded through deposit growth and borrowings from the FHLB. The average cost of interest-bearing liabilities for the Company decreased to 5.59% and increased to 5.81% for the three and six months ended June 30, 2001, compared with 5.69% and 5.55% during the same periods in 2000. Expressed as a percentage of interest-earning assets, the Company’s resulting net interest margin was 3.30% for both the three and six months ended June 30, 2001, compared with 3.84% and 3.77% during the same periods in 2000. The decline in the net interest margin was primarily due to the 275 basis point drop in interest rates during the first half of 2001. The resulting interest rate environment produced compression in the net interest margin due to the immediate repricing of adjustable rate assets and the lag in liability repricing resulting from the six month weighted average maturity of certificates of deposits.

     The substantial majority of the Company’s earning assets (principally loans) are adjustable rate. The Company’s deposits are primarily comprised of term certificate accounts, which carry fixed interest rates and predominantly possess original terms ranging from six to twelve months. The Company’s borrowings, which are principally derived from the FHLB, are for terms ranging from one to ten years (though such terms are subject to certain early call provisions) and carry both variable and fixed interest rates.

     As of June 30, 2001, 89.70% of the Company’s net loan portfolio was adjustable rate, with 84.95% of such loans subject to repricing no less frequently than annually. The substantial majority of such loans are priced at a margin over various market sensitive indices, including the MTA, the Prime Rate, LIBOR, COFI, the one year CMT and the one month CMT. Based upon the recent decline in the effective yield of these indices, the Company expects that the yield on its loan portfolio will decline over the coming months to fully incorporate the recent decrease in market interest rates.

     At June 30, 2001, 75.85% of the Company’s interest-bearing deposits were comprised of certificate accounts, the majority of which have original terms ranging from six to twelve months. The remaining, weighted average term to maturity for the Company’s certificate accounts approximated six months at June 30, 2001. Generally, the Company’s offering rates for certificate accounts move directionally with the general level of short term interest rates, though the margin may vary due to competitive pressures. Based on maturities, as reflected in the repricing table under “Interest Rate Risk Management,” the Company expects that the cost of its certificate accounts will decrease in the coming months, as maturing and newly acquired accounts are priced at current, lower offering rates. Therefore, assuming no further material declines in short-term interest rates, and continuation of a normalized yield curve environment, the Company anticipates some improvement in the net interest margin over that experienced in the first half of 2001.

     As of June 30, 2001, 67.45% of the Company’s borrowings from the FHLB are fixed rate, with remaining terms ranging from one to ten years (though such remaining terms are subject to early call provisions). The remaining 32.55% of the borrowings carry an adjustable interest rate, with 80% of the adjustable borrowings tied to the Prime Rate, maturing in February 2003. The remaining 20% is tied to one month LIBOR, and matures in May 2002. Accordingly, the recent decrease in market interest rates is expected to result in a gradual decrease in the cost of the Company’s currently outstanding FHLB borrowings, and the cost of any newly acquired borrowings will reflect current market pricing.

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

	Three Months Ended June 30, 2001 and 2000
	Increase (Decrease) Due to Change In

			Volume and	Net
(Dollars in thousands)	Volume	Rate	Rate (1)	Change

Interest-earning assets:

Loans receivable (2)	$3,309	$(1,968)	$(188)	$1,153

Cash and cash equivalents	27	(308)	(7)	(288)

Investment in capital stock of Federal Home Loan Bank	34	(290)	(18)	(274)

	3,370	(2,566)	(213)	591

Interest-bearing liabilities:

Deposits	905	204	13	1,122

FHLB advances	846	(300)	(55)	491

Senior notes	(294)	—	—	(294)

Capital securities	—	—	229	229

	1,457	(96)	187	1,548

Change in net interest income	$1,913	$(2,470)	$(400)	$(957)

(1)	Calculated by multiplying change in rate by change in volume.

(2)	Includes the interest on nonaccrual only to the extent that it was paid and recognized as interest income.

     The Company’s interest revenues increased by $0.6 million, or 1.62%, during the three months ended June 30, 2001, compared with the same period in 2000. This increase was primarily attributable to a 9.54% increase in the average balance of loans outstanding, partially offset by the 61 basis point decrease in the yield on average interest-earning assets, which averaged 8.40% during 2001, compared with 9.01% in 2000. Average total loans, net of deferred fees, grew to $1.7 billion in 2001, compared with $1.5 billion in 2000.

     Interest costs increased by $1.5 million, or 7.42%, during the three months ended June 30, 2001, compared with the same period in 2000. The average balance of certificates of deposits increased $2.2 million, to $885.3 million and 6.08% in average cost of funds during the three months ended June 30, 2001, compared with $883.1 million and 5.81% in average cost of funds during the same period in 2000. The average balance of money market accounts reflected an increase of $49.7 million, to $212.0 million and 4.10% in average cost of funds during the three months ended June 30, 2001, compared with $162.3 million and 4.68% in average cost of funds during the same period in 2000. In addition, the average balance of FHLB advances reflected an increase of $59.7 million, to $384.0 million and 5.24% in average cost of funds during the three months ended June 30, 2001, compared with $324.3 million and 5.60% in average cost of funds during the same period in 2000.

     These changes in interest revenues and interest costs produced a decrease of $1.0 million, or 6.17%, in the Company’s net interest income for the three months ended June 30, 2001, compared with the same period in 2000. Expressed as a percentage of interest-earning assets, the Company’s net interest margin decreased to 3.30% during the three months ended June 30, 2001, compared with the net interest margin of 3.84% produced during the same period in 2000. The 275 basis point drop in interest rates during the first half of 2001 produced compression in the net interest margin due to the immediate repricing of adjustable rate assets and the lag in liability repricing resulting from the six month weighted average maturity of certificates of deposits.

	Six Months Ended June 30, 2001 and 2000
	Increase (Decrease) Due to Change In

			Volume and	Net
(Dollars in thousands)	Volume	Rate	Rate (1)	Change

Interest-earning assets:

Loans receivable (2)	$6,897	$(1,580)	$(161)	$5,156

Cash and cash equivalents	153	(374)	(24)	(245)

Investment in capital stock of Federal Home Loan Bank	12	(250)	(4)	(242)

	7,062	(2,204)	(189)	4,669

Interest-bearing liabilities:

Deposits	2,297	2,115	168	4,580

FHLB advances	1,363	51	7	1,421

Senior notes	(340)	2	—	(338)

Capital securities	—	—	237	237

	3,320	2,168	412	5,900

Change in net interest income	$3,742	$(4,372)	$(601)	$(1,231)

(1)	Calculated by multiplying change in rate by change in volume.

(2)	Includes the interest on nonaccrual only to the extent that it was paid and recognized as interest income.

     The Company’s interest revenues increased by $4.7 million, or 6.59%, during the six months ended June 30, 2001, compared with the same period in 2000. This increase was primarily attributable to a 10.20% increase in the average balance of loans outstanding, offset by a 17 basis point decrease in the yield on average loans outstanding, which averaged 8.81% during 2001, compared with 8.98% in 2000. Average total loans, net of deferred fees, grew to $1.7 billion in 2001, compared with $1.5 billion in 2000.

     Interest costs increased by $5.9 million, or 14.55%, during the six months ended June 30, 2001, compared with the same period in 2000. The average balance of certificates of deposits increased $25.8 million, to $892.9 million and 6.21% in average cost of funds during the six months ended June 30, 2001, compared with $867.1 million and 5.65% in average cost of funds during the same period in 2000. The average balance of money market accounts reflected an increase of $51.5 million, to $213.2 million and 4.69% in average cost of funds during the six months ended June 30, 2001, compared with $161.7 million and 4.66% in average cost of funds during the same period in 2000. In addition, the average balance of FHLB advances reflected an increase of $49.6 million, to $384.0 million and 5.50% in average cost of funds during the six months ended June 30, 2001, compared with $334.4 million and 5.44% in average cost of funds during the same period in 2000. The increase in volume and rates on deposits and FHLB advances had a negative impact on the Company’s total interest costs during the six months ended June 30, 2001.

     These changes in interest revenues and interest costs produced a decrease of $1.2 million, or 4.07%, in the Company’s net interest income for the six months ended June 30, 2001, compared with the same period in 2000. Expressed as a percentage of interest-earning assets, the Company’s net interest margin decreased to 3.30% during the six months ended June 30, 2001, compared with the net interest margin of 3.77% produced during the same period in 2000. The 275 basis point drop in interest rates during the first half of 2001 produced compression in the net interest margin due to the immediate repricing of adjustable rate assets and the lag in liability repricing resulting from the six month weighted average maturity of certificates of deposits.

Provisions for Estimated Credit Losses

     Provisions for estimated credit losses were $1.0 million and $2.5 million for the three and six months ended June 30, 2001, compared with $1.5 million and $3.0 million for the three and six months ended June 30, 2000. The decrease in the provision for credit losses was due to improvement in asset quality, as well as the resolution of the economic risks associated with potential strikes by the screenwriters’ and screen actors’ guilds. The Company’s total allowance for estimated credit losses to loans receivable, net of specific allowances, decreased to 1.75% at June 30, 2001, compared with 1.80% at December 31, 2000 and 1.74% at June 30, 2000. The Company’s annualized ratio of charge-offs to average loans increased from 0.03% during the first six months of 2000 to 0.25% during the first six months of 2001. Additionally, total classified assets to Bank core capital and general allowance for estimated credit losses was 32.89% at June 30, 2001, compared with 45.78% at December 31, 2000 and 46.27% at June 30, 2000.

     Although the Company maintains its allowance for estimated credit losses at a level which it considers to be adequate to provide for potential losses, based on presently known conditions, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. The calculation of the adequacy of the allowance for estimated credit losses, and therefore the requisite amount of provision for credit losses, is based on several factors, including underlying loan collateral values, delinquency trends and historical loan loss experience, all of which can change without notice based on market and economic conditions and other factors. See “Asset Quality” for a more complete discussion of the Company’s allowance for estimated credit losses.

Noninterest Revenues

     Noninterest revenues were $1.5 million and $3.0 million for the three and six months ended June 30, 2001, compared with noninterest revenues of $2.1 million and $3.9 million earned during the three and six months ended June 30, 2000. Due to the nature of the loans currently being underwritten, loan fees have declined. This decrease has been partially offset by higher deposit fees as a result of new product offerings and a new fee schedule rolled out in July 2000.

     Loan related fees primarily consist of fees collected from borrowers (1) for the early repayment of their loans, (2) for the extension of the maturity of loans (predominantly short term construction loans, with respect to which extension options are often included in the original term of the Company’s loan) and (3) in connection with certain loans which contain exit or release fees payable to the Company upon the maturity or repayment of the Company’s loan. The Company anticipates that these loan related fees will decrease as the nature of loans currently being underwritten will not allow us to charge the same level of fees to be charged as in prior years. Noninterest revenues also include deposit fee income for service fees, nonsufficient fund fees and other miscellaneous check and service charges.

Real Estate Operations

     The table below sets forth the costs and revenues attributable to the Company’s real estate owned (“REO”) properties for the periods indicated. The compensatory and legal costs directly associated with the Company’s property management and disposal operations are included in general and administrative expenses.

	Three Months Ended June 30,			Six Months Ended June 30,

(Dollars in thousands)	2001	2000	Change	2001	2000	Change

Expenses associated with real estate operations:

Repairs, maintenance and renovation	$(7)	$(106)	$99	$(18)	$(191)	$173

Insurance and property taxes	(1)	(7)	6	(9)	(9)	—

	(8)	(113)	105	(27)	(200)	173

Net recoveries/(loss) from sales of REO	10	29	(19)	79	7	72

Property operations, net	—	(6)	6	110	20	90

Recovery for estimated losses on REO	—	—	—	—	24	(24)

Income/(loss) from real estate operations, net	$2	$(90)	$92	$162	$(149)	$311

     Net income/(loss) from sales of “REO” properties represent the difference between the proceeds received from property disposal and the carrying value of such properties upon disposal. Property operations principally include the net operating income (collected rental revenues less operating expenses and certain renovation costs) from foreclosed income producing properties or receipt, following foreclosure, of similar funds held by receivers during the period the original loan was in default. During the six months ended June 30, 2001, the Company sold four properties generating net cash proceeds of $2.6 million and a net recovery of $79 thousand, compared with sales of seven properties generating net cash proceeds of $0.7 million and a net recovery of $7 thousand during the same period in 2000. As of June 30, 2001, the Company held one property totaling $0.3 million. This property was sold in July 2001.

Noninterest Expenses

     General and Administrative Expenses

     The table below details the Company’s general and administrative expenses for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,

(Dollars in thousands)	2001	2000	Change	2001	2000	Change

Employee	$4,519	$4,353	$166	$9,009	$8,405	$604

Operating	1,586	1,529	57	3,590	3,042	548

Occupancy	1,064	897	167	2,009	1,860	149

Professional	786	1,231	(445)	1,895	2,106	(211)

Technology	517	484	33	1,027	958	69

SAIF premiums and OTS assessments	238	217	21	481	439	42

Total	$8,710	$8,711	$(1)	$18,011	$16,810	$1,201

     Total general and administrative expenses (“G&A”) were $8.7 million and $18.0 million for the three and six months ended June 30, 2001, a 0.01% decrease and a 7.14% increase over the $8.7 million and $16.8 million of G&A incurred during the same periods in 2000. The increase in G&A for the six months ended June 30, 2001, was primarily due to increases in employee costs, operating costs and occupancy costs, partially offset by a decrease in professional fees. The increase in year-to-date employee costs was primarily due to a decrease of $0.3 million in deferred costs primarily related to the mix of new loans originated and due to increased headcount. The $0.5 million increase in year-to-date operating costs was primarily due to the acceleration of the amortization of $0.3 million in prepaid offering costs in conjunction with the repurchase of $8.7 million of 1997 12.50% Senior Notes during the first quarter. The $0.1 million in premium paid on the repurchase also contributed to the increase in operating costs. The combined $1.2 million increase in year-to-date G&A in conjunction with the $1.2 million lower net interest income had a negative impact on the Company’s efficiency ratio (defined as total general and administrative expenses divided by net interest income before provision and noninterest revenues, excluding REO, net). The efficiency ratio for the three and six months ended June 30, 2001, increased to 54.36% and 56.24%, compared with 49.38% and 49.23% for the three and six months ended June 30, 2000.

     Other Non-Operating Expense

     Other non-operating expenses totaled $0.1 million for the six months ended June 30, 2001, compared with $2.0 million during the same period in 2000. This decrease is primarily attributable to the $1.7 million expense during 2000 associated with ongoing litigation and/or satisfaction of judgments against the Company, including the satisfaction of the judgment in the Takaki vs. Hawthorne Savings and Loan Association matter, and $0.1 million in connection with the early termination of the Irvine office lease.

Income Taxes

     The Company recorded an income tax provision of $2.7 million and $4.9 million for the three and six months ended June 30, 2001, compared with $3.1 million and $5.2 million during the same periods in 2000. The Company’s effective tax rate was 42.52% and 42.74% during the three and six months ended June 30, 2001, compared with 43.00% and 42.65% during the three and six months ended June 30, 2000.

FINANCIAL CONDITION, CAPITAL RESOURCES & LIQUIDITY AND ASSET QUALITY

ASSETS

Loans Receivable

General

     The Company’s loan portfolio consists primarily of loans secured by real estate located in Southern California. The table below sets forth the composition of the Company’s loan portfolio as of the dates indicated.

	June 30, 2001		December 31, 2000

(Dollars in thousands)	Balance	Percent	Balance	Percent

Single family residential	$917,868	49.41%	$888,416	49.16%

Income property:

Multi-family (1)	243,798	13.12%	253,039	14.00%

Commercial (1)	243,994	13.13%	200,372	11.09%

Development (2)	215,104	11.59%	203,894	11.28%

Single family construction:

Single family residential (3)	177,554	9.56%	195,983	10.85%

Tract	263	0.01%	3,495	0.19%

Land (4)	50,362	2.71%	46,520	2.58%

Other	8,776	0.47%	15,390	0.85%

Gross loans receivable (5)	1,857,719	100.00%	1,807,109	100.00%

Less:

Undisbursed funds	(151,577)		(171,789)

Deferred costs, net	4,460		2,197

Allowance for estimated credit losses	(29,852)		(29,450)

Net loans receivable	$1,680,750		$1,608,067

(1)	Predominantly term loans secured by improved properties, with respect to which the properties’ cash flows are sufficient to service the Company’s loan.

(2)	Predominantly loans to finance the construction of income producing improvements. Also includes loans to finance the renovation of existing improvements.

(3)	Predominantly loans for the construction of individual and custom homes.

(4)	The Company expects that a majority of these loans will be converted into construction loans, and the land secured loans repaid with the proceeds of these construction loans, within 9 — 12 months.

(5)	Gross loans receivable includes the principal balance of loans outstanding, plus outstanding but unfunded loan commitments, predominantly in connection with construction loans.

     The table below sets forth the Company’s loan portfolio diversification by loan size.

	June 30, 2001		December 31, 2000

	No. of	Gross	No. of	Gross
(Dollars in thousands)	Loans	Commitment	Loans	Commitment

Loans in excess of $10.0 million:

Income property:

Commercial	2	$22,749	2	$22,027

Development	5	56,507	5	59,707

	7	79,256	7	81,734

Percentage of total gross loans		4.27%		4.52%

Loans between $5.0 and $10.0 million:

Single family residential	5	31,995	5	33,073

Income property:

Commercial	12	87,152	8	55,568

Development	10	64,851	13	90,672

Single family construction:

Single family residential	2	14,300	2	14,300

Land	1	6,000	1	6,501

Other	—	—	1	7,500

	30	204,298	30	207,614

Percentage of total gross loans		11.00%		11.49%

Loans less than $5.0 million		1,574,165		1,517,761

Gross loans receivable		$1,857,719		$1,807,109

     The table below sets forth the Company’s net loan portfolio composition, excluding net deferred fees and costs, as of the dates indicated.

	June 30, 2001		December 31, 2000

(Dollars in thousands)	Balance	Percent	Balance	Percent

Single family residential	$913,030	53.51%	$883,814	54.04%

Income property:

Multi-family	243,116	14.25%	251,995	15.41%

Commercial	231,558	13.57%	187,680	11.48%

Development	145,948	8.55%	130,263	7.97%

Single family construction:

Single family residential	122,099	7.16%	127,630	7.80%

Land	46,506	2.73%	45,450	2.78%

Other	3,885	0.23%	8,488	0.52%

Total	$1,706,142	100.00%	$1,635,320	100.00%

     The table below sets forth the approximate composition of the Company’s gross new loan originations, net of internal refinances for the periods indicated, by dollars and as a percentage of total loans originated.

	Three Months Ended		Six Months Ended
	June 30, 2001		June 30, 2001

(Dollars in thousands)	Amount	%	Amount	%

Single family residential (1)	$89,559	47.22%	$150,656	43.40%

Income property:

Multi-family (2)	25,361	13.37%	29,420	8.47%

Commercial (3)	25,759	13.58%	49,019	14.12%

Development (4)	19,777	10.43%	57,100	16.45%

Single family construction:

Single family residential (5)	17,612	9.29%	42,223	12.16%

Land (6)	11,586	6.11%	18,739	5.40%

Other	4	—	10	—

Total (7)	$189,658	100.00%	$347,167	100.00%

(1)	Includes unfunded commitments of $0.5 million as of June 30, 2001.

(2)	Includes unfunded commitments of $0.2 million as of June 30, 2001.

(3)	Includes unfunded commitments of $0.5 million as of June 30, 2001.

(4)	Includes unfunded commitments of $27.0 million as of June 30, 2001.

(5)	Includes unfunded commitments of $22.1 million as of June 30, 2001.

(6)	Includes unfunded commitments of $2.6 million as of June 30, 2001.

(7)	Includes $45.9 million in purchased loans.

Asset Quality

Classified Assets

     The table below sets forth information concerning the Company’s risk elements as of the dates indicated. Classified assets include REO, nonaccrual loans and performing loans which have been adversely classified pursuant to the Company’s classification policies and OTS regulations and guidelines (“performing/classified” loans).

	June 30,	December 31,
(Dollars in thousands)	2001	2000

Risk elements:

Nonaccrual loans (1)	$27,508	$31,601

Real estate owned, net	336	2,859

	27,844	34,460

Performing loans classified substandard or lower (2)	28,128	40,642

Total classified assets	$55,972	$75,102

Total classified loans	$55,636	$72,243

Loans restructured and paying in accordance with modified terms (3)	$12,710	$14,933

Gross loans before allowance for estimated credit losses (4)	$1,710,602	$1,637,517

Loans receivable, net of specific allowance and deferred (fees) and costs	$1,704,901	$1,631,721

Delinquent loans:

30 - 89 days	$8,105	$12,407

90+ days	5,309	14,509

Total delinquent loans	$13,414	$26,916

Allowance for estimated credit losses:

General	$24,151	$23,654

Specific (5)	5,701	5,796

Total allowance for estimated credit losses	$29,852	$29,450

Bank core capital	$146,004	$140,387

Net loan charge-offs:

Net charge-offs for the quarter ended	$1,881	$663

Percent to net loans (annualized)	0.44%	0.16%

Percent to beginning of period allowance for credit losses (annualized)	24.48%	9.27%

Selected asset quality ratios at period end:

Total nonaccrual loans to total assets	1.52%	1.80%

Total allowance for estimated credit losses to loans receivable, net of specific allowance and deferred (fees) and costs	1.75%	1.80%

Total general allowance for estimated credit losses to loans receivable, net of specific allowance and deferred (fees) and costs	1.42%	1.45%

Total allowance for estimated credit losses to nonaccrual loans	108.52%	93.19%

Total classified assets to Bank core capital and general allowance for estimated credit losses	32.89%	45.78%

(1)	Nonaccrual loans include six loans totaling $0.9 million and ten loans totaling $7.2 million, in bankruptcy at June 30, 2001 and December 31, 2000, respectively. Total troubled debt restructured loans (“TDRs”) were $12.7 million and $18.8 million at June 30, 2001 and December 31, 2000, respectively. Nonaccrual loans include no TDRs at June 30, 2001 and $3.7 million at December 31, 2000.

(2)	Excludes nonaccrual loans.

(3)	Troubled debt restructured loans not classified and not on nonaccrual.

(4)	During the second quarter of 2001, the Company sold $18.1 million of higher risk loans.

(5)	In December 2000, a specific allowance was identified for one nonaccrual loan requiring a $5.2 million reclassification from general allowance to specific allowance.

     The table below sets forth information concerning the Company’s gross classified loans, by category, as of June 30, 2001.

	Delinquent Loans		Other
			Nonaccrual	Performing
(Dollars in thousands)	90 + Days	30 - 89 Days (1)	Loans	Loans	Total

Single family residential	$5,291	$3,785	$269	$1,626	$10,971

Income property:

Commercial	—	—	—	13,727	13,727

Development	—	—	11,475	—	11,475

Single family construction:

Single family residential	—	448	6,421	9,164	16,033

Tract	—	—	—	263	263

Land	—	—	—	3,149	3,149

Other	18	—	—	—	18

Gross classified loans	$5,309	$4,233	$18,165	$27,929	$55,636

(1)	Includes $4.0 million in loans on nonaccrual status.

Allowance for Estimated Credit Losses

     In accordance with the SEC Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues,” and the newly released FFEIC guidelines, management establishes specific allowances for estimated credit losses on individual loans when it has determined that recovery of the Company’s gross investment is not probable and when the amount of loss can be reasonably determined. In making this determination, management considers (1) the status of the asset, (2) the probable future status of the asset, (3) the value of the asset or underlying collateral and (4) management’s intent with respect to the asset. In quantifying the loss, if any, associated with individual loans, management utilizes external sources of information (i.e., appraisals, price opinions from real estate professionals, comparable sales data and internal estimates). In establishing specific allowances for impaired loans, in accordance with SFAS No. 114, management estimates the revenues expected to be generated from disposal of the Company’s collateral or owned property, less construction and renovation costs (if any), holding costs and transaction costs. For tract construction and land development, the resulting projected cash flows are discounted utilizing a market rate of return to determine their value.

     Executive management reviews these conditions quarterly in discussion with senior credit officers. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment.

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

     In addition to the amount of allowance determined by applying individual loss factors to the portfolio, the general allowance may also include an unallocated amount. The unallocated allowance recognizes the modeling risk associated with the allowance formula and specific allowances. In addition, the unallocated allowance is based upon management’s evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the allowance include (1) general economic and business conditions affecting our key lending areas, (2) credit quality trends (including trends in nonperforming loans expected to result from existing conditions), (3) collateral values, (4) loan volumes and concentrations, (5) seasoning of the loan portfolio, (6) specific industry conditions within portfolio segments, (7) recent loss experience in particular segments of the portfolio, (8) duration of the current business cycle, (9) bank regulatory examination results and (10) findings of our internal credit examiners. The unallocated allowance is reviewed periodically to determine whether it is at a level that management believes to be adequate.

     The table below summarizes the activity of the Company’s allowance for estimated credit losses for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in thousands)	2001	2000	2001	2000

Average loans outstanding	$1,664,754	$1,519,760	$1,658,493	$1,504,938

Total allowance for estimated credit losses at beginning of period	$30,733	$25,731	$29,450	$24,285

Provision for credit losses	1,000	1,500	2,500	3,000

Charge-offs:

Single family residential	(1,922)	(51)	(2,140)	(158)

Single family construction:

Single family residential	—	—	(43)	—

Tract	—	(147)		(147)

Other	—	(15)		(15)

Recoveries:

Other	41	71	85	124

Net charge-offs	(1,881)	(142)	(2,098)	(196)

Total allowance for estimated credit losses at end of period	$29,852	$27,089	$29,852	$27,089

Annualized ratio of charge-offs to average loans outstanding during the period	0.45%	0.04%	0.25%	0.03%

     The table below summarizes the Company’s allowance for estimated credit losses by category for the periods indicated.

	June 30, 2001			December 31, 2000

			Percent of			Percent of
			Reserves to			Reserves to
			Total Loans (1)			Total Loans (1)
(Dollars in thousands)	Balance	Percent	by Category	Balance	Percent	by Category

Single family residential	$6,869	23.01%	0.75%	$8,075	27.42%	0.91%

Income property:

Multi-family	844	2.83%	0.35%	906	3.08%	0.36%

Commercial	4,732	15.85%	1.94%	4,236	14.38%	2.11%

Development	8,267	27.69%	3.84%	7,877	26.75%	3.86%

Single family construction:

Single family residential	5,132	17.19%	2.89%	4,382	14.88%	2.24%

Tract	52	0.18%	19.77%	693	2.35%	19.83%

Land	1,042	3.49%	2.07%	1,914	6.50%	4.11%

Other	156	0.52%	1.78%	260	0.88%	1.69%

Unallocated	2,758	9.24%	n/a	1,107	3.76%	n/a

	$29,852	100.00%	1.61%	$29,450	100.00%	1.63%

(1)	Percent of allowance for estimated credit losses to gross loan commitments.

     The unallocated allowance is established based on management’s judgment in order to appropriately reflect the presence of indicators of inherent losses that are not fully reflected in the historical loss information, and analysis used, in the development of the allocated allowance.

     In our assessment of the allowance for estimated credit losses as of June 30, 2001, management focused on changes in the economic environment, in particular the observable trends in the national and regional economy and the business conditions that affect our key lending areas. The resulting decrease in the unallocated allowance from $4.6 million in the first quarter of 2001 was primarily due to the resolution of the potential strikes by the screenwriters’ guild and screen actors’ guild (“SAG”) during the second quarter.

     The California energy crisis, to date, has become a non-event in terms of it having a significant impact on the economy. The consumers are paying higher prices, but are also conserving energy. The mild summer weather has contributed to reduced energy consumption and more energy is available resulting from new power plants coming on-line. The long term effects of the energy crisis could be more significant as surplus reserves are spent on utilities’ transmission systems instead of schools and various CalTrans projects, which could result in increased taxes, as new bonds are used to pay for such projects. Although the economic risk still exists, the impact may not be as great as first anticipated so the allowance has been reduced from 6% in the first quarter of 2001 to approximately 4%.

     The UCLA Anderson Forecast has forecasted negative national growth rates during the second and third quarter of 2001. As the nation’s leading exporter, California is particularly vulnerable to the slowing U.S. economy. Manufacturing employment has continued to decrease over the last eleven months, with recent job reports reflecting employment losses in other industry sectors, including consumer durables and services for both wholesale and retail trade. Additionally, growth in real personal income in California decreased in the last half of 2000. The Los Angeles Economic Development Corporation has forecasted a 1.8% growth rate for 2001, compared with growth of 8.4% reflected in 2000. The potential impact of the economic slow-down accounts for approximately 4% of the allowance.

     The remaining unallocated allowance is related to modeling risk. Based on the additional economic risk factors reflected above, management believes that the unallocated allowance of $2.8 million as of June 30, 2001 is appropriate.

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

     The table below summarizes the composition of the Company’s real estate owned properties for the dates indicated.

	June 30,	December 31,
(Dollars in thousands)	2001	2000

Single family residential (1)(2)	$336	$2,859

(1)	As of June 30, 2001, the Company held one property. This property was sold in July 2001.

(2)	Fair value of collateral at foreclosure, plus post-foreclosure capitalized costs.

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

	June 30, 2001				December 31, 2000

(Dollars in thousands)	Balance(1)	Percent	WAIR	WARM	Balance(1)	Percent	WAIR	WARM

Transaction accounts:

Noninterest-bearing checking	$33,604	2.67%	—	—	$32,994	2.71%	—	—

Checking/NOW	46,346	3.68%	2.68%	—	42,774	3.52%	2.67%	—

Passbook	36,866	2.93%	2.56%	—	25,868	2.13%	2.00%	—

Money Market	212,432	16.89%	3.86%	—	213,757	17.60%	5.20%	—

Total transaction accounts	329,248	26.17%			315,393	25.96%

Certificates of deposit:

7 day maturities	33,044	2.63%	4.08%	—	20,905	1.72%	4.04%	—

Less than 6 months	11,755	0.94%	3.88%	2	11,248	0.93%	4.93%	2

6 months to 1 year	194,956	15.50%	4.47%	5	106,193	8.74%	6.18%	4

1 year to 2 years	671,367	53.37%	6.02%	6	744,058	61.25%	6.43%	6

Greater than 2 years	17,512	1.39%	5.27%	16	17,059	1.40%	5.35%	14

Total certificates of deposit	928,634	73.83%			899,463	74.04%

Total deposits	$1,257,882	100.00%	4.94%	6	$1,214,856	100.00%	5.71%	6

(1)	Deposits in excess of $100,000 were 26.75% of total deposits at June 30, 2001, compared with 29.87% of total deposits at December 31, 2000.

FHLB Advances

     A primary alternate funding source for the Company is a credit line with the FHLB with a maximum advance of up 40% of the Company’s total assets based on qualifying collateral. The FHLB system functions as a source of credit to savings institutions which are members of the FHLB. Advances are secured by the Company’s mortgage loans and the capital stock of the FHLB owned by the Company. Subject to the FHLB’s advance policies and requirements, these advances can be requested for any business purpose in which the Company is authorized to engage. In granting advances, the FHLB considers a member’s creditworthiness and other relevant factors. The table below summarizes the balance and rate of FHLB advances for the dates indicated:

(Dollars in thousands)	June 30, 2001			December 31, 2000

Original term:	Principal	Rate		Principal	Rate

12 Months	$25,000	5.81%		$25,000	5.81%

24 Months	25,000	4.00%		25,000	6.56%

36 Months	100,000	4.23%		100,000	6.73%

60 Months	135,000	5.92%		135,000	5.92%

120 Months	99,000	5.19%		99,000	5.19%

	$384,000	5.16	%(1)	$384,000	5.98	%(1)

(1)	Weighted average interest rate at period end.

     The weighted average remaining term of the Company’s FHLB advances was 3 years and 8 months as of June 30, 2001. At June 30, 2001, 60.94% of the Company’s FHLB advances outstanding contain options, which allow the FHLB to call the advances prior to maturity, subject to an initial non-callable period of one to three years from origination.

Senior Notes

     On December 31, 1997, the Company issued $40.0 million of 1997 12.50% Senior Notes due 2004 (“1997 12.50% Senior Notes”) in a private placement, which included registration rights. Interest on the 1997 Senior Notes is payable semi-annually.

     During the first quarter of 2001, the Company repurchased $8.7 million of its 1997 12.50% Senior Notes at an average price of 101.30% of par value. The Company was able to replace the 1997 12.50% Senior Notes with 10.18% Capital Securities, thereby lowering the Company’s cost of debt. As of August 10, 2001, the Company repurchased $9.4 million of its 1997 12.50% Senior Notes at an average price of 100.96% of par value.

Capital Securities

     On March 28, 2001, HFC Capital Trust I (the “Trust”), a statutory business trust and wholly owned subsidiary of the Company, issued in a private placement transaction $9.0 million of 10.18% capital securities (the “Capital Securities”), which represent undivided preferred beneficial interests in the assets of the Trust. The Company is the owner of all the beneficial interests represented by the common securities of the Trust (the “Common Securities”) (together with the Capital Securities, the “Trust Securities”). The Trust exists for the sole purpose of issuing the Trust Securities and investing the proceeds thereof in 10.18% junior subordinated deferrable interest debentures (the “Junior Subordinated Debentures”) issued by the Company and engaging in certain other limited activities. The Junior Subordinated Debentures held by the Trust will mature on June 8, 2031, at which time the Company is obligated to redeem the Capital Securities. The proceeds were used to repurchase $8.7 million of its 1997 12.50% Senior Notes at an average price of 101.30% of par value.

STOCKHOLDERS’ EQUITY AND REGULATORY CAPITAL

     The Company’s capital consists of common stockholders’ equity, which at June 30, 2001 amounted to $111.8 million and which equaled 6.18% of the Company’s total assets.

     As shown below, the Bank’s regulatory capital exceeded minimum regulatory capital requirements applicable to it as of June 30, 2001.

	Tangible Capital		Core Capital		Risk-based Capital

(Dollars in thousands)	Balance	%	Balance	%	Balance	%

Core capital	$146,004		$146,004		$146,004

Adjustments:

General reserves	—		—		16,181

Other (1)	—		—		(2,590)

Regulatory capital	146,004	8.09%	146,004	8.09%	159,595	12.41%

Required capital requirements	27,062	1.50	72,167	4.00	102,917	8.00

Excess capital	$118,942	6.59%	$73,837	4.09%	$56,678	4.41%

Adjusted assets (2)	$1,804,163		$1,804,163		$1,286,468

(1)	Includes the portion of non-residential construction loans and land loans which exceed a loan-to-value ratio of 80%.

(2)	The term “adjusted assets” refers to (i) the term “adjusted total assets” as defined in 12 C.F.R. Section 567.1 (a) for purposes of tangible and core capital requirements, and (ii) the term “risk-weighted assets” as defined in 12 C.F.R. Section 567.5 (d) for purposes of the risk-based capital requirements.

     As of June 30, 2001, the Bank is categorized as “well capitalized” under the regulatory framework for Prompt Corrective Action (“PCA”) Rules. There are no conditions or events subsequent to June 30, 2001, that management believes have changed the Bank’s category. The following table compares the Bank’s actual capital ratios to those required by regulatory agencies to meet the minimum capital requirements required by the OTS and to be categorized as “well capitalized” under the PCA Rules for the periods indicated.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

(Dollars in thousands)	Amount	Ratios	Amount	Ratios	Amount	Ratios

As of June 30, 2001

Total capital to risk weighted assets	$159,595	12.41%	$102,917	8.00%	$128,647	10.00%

Core capital to adjusted tangible assets	146,004	8.09%	72,167	4.00%	90,208	5.00%

Tangible capital to adjusted tangible assets	146,004	8.09%	27,062	1.50%	n/a	n/a

Tier 1 capital to risk weighted assets	146,004	11.35%	n/a	n/a	77,188	6.00%

As of December 31, 2000

Total capital to risk weighted assets	$151,914	12.23%	$99,407	8.00%	$124,259	10.00%

Core capital to adjusted tangible assets	140,387	8.01%	70,078	4.00%	87,598	5.00%

Tangible capital to adjusted tangible assets	140,387	8.01%	26,279	1.50%	n/a	n/a

Tier 1 capital to risk weighted assets	140,387	11.30%	n/a	n/a	74,555	6.00%

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

CAPITAL RESOURCES AND LIQUIDITY

     Hawthorne Financial Corporation maintained cash and cash equivalents of $2.13 million at June 30, 2001. Hawthorne Financial Corporation is a holding company with no significant business operations outside of the Bank. From time to time, the Company is dependent upon the Bank for dividends in order to make future semi-annual interest payments. The ability of the Bank to provide dividends to Hawthorne Financial Corporation is governed by applicable regulations of the OTS. The Bank received OTS approval to declare a dividend to the Holding Company in an amount needed to pay the 2001 interest payments on the 1997 12.50% Senior Notes and the 10.18% capital securities. Based upon these applicable regulations, the Bank’s supervisory rating, and the Bank’s current and projected earnings rate, management fully expects the Bank to maintain the ability to provide dividends to Hawthorne Financial Corporation for the payment of interest on the Company’s 1997 12.50% Senior Notes for the foreseeable future. In April 2001, the Company authorized the repurchase of approximately 77,000 shares of its common stock. This was in addition to the two 5% repurchase authorizations announced in March 2000 and July 2000, which authorized an aggregate of approximately 541,000 shares. As of August 10, 2001, the Company has repurchased 466,519 shares, under these authorizations, at an average price of $10.36.

     OTS regulations no longer require a savings association to maintain an average daily balance of liquid assets. In July 2001, the OTS issued a final rule that eliminated the 4% liquidity requirement and replaced it with a general requirement that thrifts maintain sufficient liquidity to ensure safety and soundness. Therefore, OTS regulations no longer require a savings association to maintain an average daily balance of liquid assets (including cash, certain time deposits and savings accounts, bankers’ acceptances, certain government obligations, and certain other investments). The Bank maintains an adequate level of liquid assets to ensure safe and sound daily operations.

     The Company’s primary funding resources are deposits, principal payments on loans, FHLB advances and cash flows from operations. Other possible sources of liquidity available to the Company include whole loan sales, commercial bank lines of credit, and direct access, under certain conditions, to borrowings from the Federal Reserve System. The cash needs of the Company are principally for the payment of interest on, and withdrawals of, deposit accounts, the funding of loans and operating costs and expenses.

INTEREST RATE RISK MANAGEMENT

     Interest rate risk (“IRR”) and credit risk constitute the two greatest sources of financial exposure for insured financial institutions. IRR represents the impact that changes in absolute and relative levels of market interest rates may have upon the Company’s net interest income (“NII”) and theoretical liquidation value, also referred to as net portfolio value (“NPV”). NPV is defined as the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities. Changes in the NII (the net interest spread between interest-earning assets and interest-bearing liabilities) are influenced to a significant degree by the repricing characteristics of assets and liabilities (timing risk), the relationship between various rates (basis risk), and changes in the shape of the yield curve.

     The Company utilizes two methods for measuring interest rate risk, gap analysis and interest rate simulations. Gap analysis focuses on measuring absolute dollar amounts subject to repricing within certain periods of time, particularly the one year maturity horizon. Interest rate simulations are produced using a software model that is based on actual cash flows and repricing characteristics for all of the Company’s financial instruments and incorporates market-based assumptions regarding the impact of changing interest rates on current volumes of applicable financial instruments. These assumptions are inherently uncertain, and, consequently, the model cannot precisely measure net interest income or precisely predict the impact of changes in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and management strategies. See “Item 3, Quantitative and Qualitative Disclosure about Market Risks.”

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

     The Company’s Asset/Liability Committee (“ALCO”) is responsible for managing the Company’s assets and liabilities in a manner that balances profitability, IRR and various other risks including liquidity. ALCO operates under policies and within risk limits prescribed by, reviewed and approved by the Board of Directors.

     ALCO seeks to stabilize the Company’s NII and NPV by matching its rate-sensitive assets and liabilities through maintaining the maturity and repricing of these assets and liabilities at appropriate levels given the interest rate environment. When the amount of rate-sensitive liabilities exceeds rate-sensitive assets within specified time periods, the NII generally will be negatively impacted by increasing rates and positively impacted by decreasing rates. Conversely, when the amount of rate-sensitive assets exceeds the amount of rate-sensitive liabilities within specified time periods, net interest income will generally be positively impacted by increasing rates and negatively impacted by decreasing rates. The speed and velocity of the repricing of assets and liabilities will also contribute to the effects on the Company’s NII and NPV, as will the presence or absence of periodic and lifetime interest rate caps and floors.

     The following table sets forth information concerning repricing opportunities for the Company’s interest-earning assets and interest-bearing liabilities as of June 30, 2001. The amount of assets and liabilities shown within a particular period were determined in accordance with their contractual maturities, except that adjustable rate products are included in the period in which they are first scheduled to adjust and not in the period in which they mature. Such assets and liabilities are classified by the earlier of their maturity or repricing date.

	June 30, 2001

		Over Three	Over Six	Over One
	Three	Through	Through	Year	Over
	Months	Six	Twelve	Through	Five
(Dollars in thousands)	Or Less	Months	Months	Five Years	Years	Total

Interest-earning assets:

Cash and cash equivalents (1)	$68,243	$—	$—	$—	$—	$68,243

Investments and FHLB stock	21,339	—	—	—	—	21,339

Loans receivable (2)	1,120,911	402,061	38,584	16,401	128,185	1,706,142

Total interest-earning assets	$1,210,493	$402,061	$38,584	$16,401	$128,185	$1,795,724

Interest-bearing liabilities:

Deposits:

Non-certificates of deposit	$295,644	$—	$—	$—	$—	$295,644

Certificates of deposit	302,377	205,370	337,125	83,762	—	928,634

FHLB advances	329,000	25,000	30,000	—	—	384,000

Senior notes	—	—	—	30,628	—	30,628

Capital securities	—	—	—	—	9,000	9,000

Total interest-bearing liabilities	$927,021	$230,370	$367,125	$114,390	$9,000	$1,647,906

Interest rate sensitivity gap	$283,472	$171,691	$(328,541)	$(97,989)	$119,185	$147,818

Cumulative interest rate sensitivity gap	283,472	455,163	126,622	28,633	147,818	147,818

As a percentage of total interest-earning assets	15.79%	25.35%	7.05%	1.59%	8.23%	8.23%

(1)	Excludes noninterest-earning cash balances.

(2)	Includes $27.5 million of nonaccrual loans, and are gross of deferred fees and costs and allowance for estimated credit losses.

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

     A sudden and substantial increase or decrease in interest rates may adversely impact the Company’s income to the extent that the interest rates borne by the assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company has adopted formal policies and practices to monitor its interest rate risk exposure. As a part of this effort, the Company uses the net portfolio value (“NPV”) methodology to gauge interest rate risk exposure.

     Using an internally generated model, the Company monitors interest rate sensitivity by estimating the change in NPV over a range of interest rate scenarios. NPV is the discounted present value of the difference between incoming cashflows on interest-earning assets and other assets, and the outgoing cashflows on interest-bearing liabilities and other liabilities. The NPV ratio is defined as the NPV for a given rate scenario divided by the market value of the assets in the same scenario. The Sensitivity Measure is the decline in the NPV ratio, in basis points, caused by a 200 basis point increase or decrease in interest rates, whichever produces the largest decline. The higher an institution’s Sensitivity Measure, the greater is considered its exposure to IRR. The OTS also produces a similar analysis using its own model, based upon data submitted on the Bank’s quarterly Thrift Financial Report (“TFR”).

     At June 30, 2001, based on the Company’s internally generated model, it was estimated that the Company’s NPV ratio was 10.08% in the event of a 200 basis point increase in rates, a decrease of 5.71% from basecase of 10.69%. If rates were to decrease by 200 basis points, the Company’s NPV ratio was estimated at 11.29%, an increase 5.61% from basecase.

     Presented below, as of June 30, 2001, is an analysis of the Company’s IRR as measured in the NPV for instantaneous and sustained parallel shifts of 100, 200, and 300 basis point increments in market interest rates.

		Net Portfolio Value

	Change		$ Change from		Change from
(Dollars in thousands)	in Rates	$ Amount	Basecase	Ratio	Basecase

	+300 bp	$178,121	(22,056)	9.79%	-90 bp

	+200 bp	185,044	(15,133)	10.08%	-61 bp

	+100 bp	191,903	(8,274)	10.35%	-34 bp

	0 bp	200,177		10.69%

	-100 bp	207,399	7,222	10.94%	+25 bp

	-200 bp	217,046	16,869	11.29%	+60 bp

	-300 bp	222,566	22,389	11.42%	+73 bp

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

     On a quarterly basis, the results of the internally generated model are reconciled to the results of the OTS model. Historically the OTS has valued the NPV higher, but the changes in NPV as a result of the rate increases and decreases are normally directionally consistent between the two models. The difference between the two models resides in the prepayment assumptions, the ability of the Company to analyze each individual rate index in a changing environment and the ability of the Company’s model to include caps and floors on loans in the rate shock analyses. Through the inclusion of more specific information regarding the Company’s loan portfolio, the internal model reflects greater sensitivity in both an increasing and a declining rate environment.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

     There have been no material developments in the cases discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001. The Company is involved in a variety of other litigation in the ordinary course of its business, including those discussed in the Annual Report on Form 10-K for the year ended December 31, 2000. Management does not presently believe that any of the existing routine litigation is likely to have a material adverse impact on the Company’s financial condition or results of operations.

ITEM 2. Changes in Securities

     None

ITEM 3. Defaults upon Senior Securities

     None

ITEM 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 21, 2001. At the Annual Meeting the following seven nominees were elected until the 2002 Annual Meeting of Stockholders and their successors have been duly elected and qualified as directors.

	Number of Shares

Director	For	Withheld

Marilyn Garton Amato	4,304,132	466,325

Gary W. Brummet	4,302,132	468,325

Timothy R. Chrisman	4,303,432	467,025

Harry F. Radcliffe	4,237,132	533,325

Simone Lagomarsino	4,233,830	536,627

Anthony W. Liberati	4,304,432	466,025

Howard E. Ritt	4,303,132	467,325

     The proposal to approve the Hawthorne Financial Corporation 2001 Stock Incentive Plan carried.

	Votes	% of Voting

FOR:	2,206,467	66.62%

AGAINST:	1,081,536	32.65%

ABSTAIN:	24,271	.73%

ITEM 5. Other Information

     None

ITEM 6. Exhibits and Reports on Form 8-K

     1.     Reports on Form 8-K

     No current reports on Form 8-K were filed for the six months ended June 30, 2001.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWTHORNE FINANCIAL CORPORATION

Dated August 14, 2001	/s/ SIMONE LAGOMARSINO

Simone Lagomarsino President and Chief Executive Officer

Dated August 14, 2001	/s/ KAREN C. ABAJIAN

Karen C. Abajian Executive Vice President and Chief Financial Officer