Form 10-Q
period 2001-09-30
HAWTHORNE FINANCIAL CORP
filed 2001-11-14
CIK 46267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      No

         Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: The Registrant had 5,359,507 shares of Common Stock, $0.01 par value per share outstanding, as of October 31, 2001.

HAWTHORNE FINANCIAL CORPORATION

FORM 10-Q INDEX
For the quarter ended September 30, 2001

FORWARD-LOOKING STATEMENTS

         When used in this Form 10-Q or future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers that all forward-looking statements are necessarily speculative and not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various risks and uncertainties, including regional and national economic conditions, changes in levels of market interest rates affecting, among other things, prepayment speeds, credit risks of lending activities, competitive and regulatory factors and the outcome of pending litigation, could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected. The risks highlighted herein should not be assumed to be the only things that could affect future performance of the Company.

         The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

i

HAWTHORNE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2001	2000

(Dollars in thousands)	(unaudited)
Assets:

Cash and cash equivalents	$109,609	$99,919

Loans receivable (net of allowance for estimated credit losses of $30,115 in 2001 and $29,450 in 2000)	1,719,539	1,608,067

Real estate owned	—	2,859

Accrued interest receivable	10,405	11,040

Investment in capital stock of Federal Home Loan Bank, at cost	23,192	20,730

Office property and equipment at cost, net	4,109	4,808

Deferred tax asset, net	4,867	2,867

Other assets	4,902	3,105

Total assets	$1,876,623	$1,753,395

Liabilities and Stockholders’ Equity:

Liabilities:

Deposits:

Noninterest-bearing	$32,975	$32,994

Interest-bearing	1,215,095	1,181,862

Total deposits	1,248,070	1,214,856

FHLB advances	459,000	384,000

Senior notes	30,178	39,358

Capital securities	9,000	—

Accounts payable and other liabilities	13,713	11,020

Total liabilities	1,759,961	1,649,234

Stockholders’ Equity:

Common stock — $0.01 par value; authorized 20,000,000 shares; issued and outstanding, 5,831,426 shares (2001) and 5,566,801 shares (2000)	58	56

Capital in excess of par value — common stock	44,525	42,095

Retained earnings	76,961	65,602

	121,544	107,753

Less:

Treasury stock, at cost — 471,919 shares (2001) and 391,406 shares (2000)	(4,882)	(3,592)

Total stockholders’ equity	116,662	104,161

Total liabilities and stockholders’ equity	$1,876,623	$1,753,395

See Accompanying Notes to Consolidated Financial Statements

HAWTHORNE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In thousands, except per share data)	2001	2000	2001	2000

Interest revenues:

Loans	$35,663	$36,712	$108,417	$104,310

Investments	918	2,478	3,644	5,691

Total interest revenues	36,581	39,190	112,061	110,001

Interest costs:

Deposits	14,394	17,067	47,841	45,934

FHLB advances	5,085	5,495	15,698	14,687

Senior notes	956	1,250	3,118	3,750

Capital securities	228	—	465	—

Total interest costs	20,663	23,812	67,122	64,371

Net interest income	15,918	15,378	44,939	45,630

Provision for credit losses	400	1,500	2,900	4,500

Net interest income after provision for credit losses	15,518	13,878	42,039	41,130

Noninterest revenues:

Loan related and other fees	938	2,633	3,300	6,140

Deposit fees	368	332	1,009	719

Total noninterest revenues	1,306	2,965	4,309	6,859

Income/(loss) from real estate operations, net	47	(537)	209	(686)

Noninterest expenses:

General and administrative expenses:

Employee	4,539	4,460	13,548	12,865

Operating	1,918	1,563	5,508	4,605

Occupancy	975	940	2,984	2,800

Professional	481	998	2,376	3,104

Technology	498	485	1,525	1,443

SAIF premiums and OTS assessments	223	226	704	665

Total general and administrative expenses	8,634	8,672	26,645	25,482

Other non-operating expense:

Legal settlement expenses	—	117	110	2,141

Total noninterest expenses	8,634	8,789	26,755	27,623

Income before income taxes	8,237	7,517	19,802	19,680

Income tax provision	3,500	3,233	8,443	8,420

Net income	$4,737	$4,284	$11,359	$11,260

Basic earnings per share (Note 3)	$0.89	$0.81	$2.16	$2.11

Diluted earnings per share (Note 3)	$0.62	$0.58	$1.50	$1.53

Weighted average basic shares outstanding (Note 3)	5,350	5,273	5,269	5,340

Weighted average diluted shares outstanding (Note 3)	7,609	7,390	7,559	7,349

See Accompanying Notes to Consolidated Financial Statements

HAWTHORNE FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Number of		Capital in Excess of			Total
	Common	Common	Par Value -	Retained	Treasury	Stockholders'
(In thousands)	Shares	Stock	Common Stock	Earnings	Stock	Equity

Balance at January 1, 2001	5,175	$56	$42,095	$65,602	$(3,592)	$104,161

Exercised stock options	84	—	443	—	—	443

Exercised warrants	180	2	15	—	—	17

Tax benefit for stock options exercised	—	—	1,972	—	—	1,972

Treasury stock	(80)	—	—	—	(1,290)	(1,290)

Net income	—	—	—	11,359	—	11,359

Balance at September 30, 2001	5,359	$58	$44,525	$76,961	$(4,882)	$116,662

See Accompanying Notes to Consolidated Financial Statements

HAWTHORNE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,

(Dollars in thousands)	2001	2000

Cash Flows from Operating Activities:

Net income	$11,359	$11,260

Adjustments to reconcile net income to cash provided by operating activities:

Deferred income tax benefit	(2,000)	(1,181)

Provision for credit losses on loans	2,900	4,500

Provision for estimated losses on real estate owned	—	476

Net gain from sale of real estate owned	(106)	(8)

Loan fee and discount accretion	(2,130)	(1,956)

Depreciation and amortization	2,140	1,697

FHLB dividends	(898)	(1,168)

Decrease/(increase) in accrued interest receivable	635	(1,685)

Decrease/(increase) in other assets	175	(299)

Increase in other liabilities	2,748	587

Net cash provided by operating activities	14,823	12,223

Cash Flows from Investing Activities:

Loans:

New loans funded	(329,375)	(361,825)

Construction disbursements	(173,156)	(193,262)

Payoffs	402,915	418,820

Sales proceeds	25,765	10,000

Purchases	(55,458)	—

Principal payments	13,285	19,970

Other, net	3,181	1,324

Real estate owned, net:

Sales proceeds	2,968	768

Capitalized costs	(5)	(50)

Purchase of FHLB stock	(1,564)	(630)

Redemption of FHLB stock	—	3,612

Office property and equipment:

Sales proceeds	1	50

Additions	(894)	(805)

Net cash used in investing activities	(112,337)	(102,028)

Cash Flows from Financing Activities:

Deposit activity, net	33,214	147,530

Net increase in FHLB advances	75,000	10,000

Net proceeds from exercise of stock options and warrants	460	1,078

Reduction in Senior Notes	(9,180)	—

Proceeds from Capital Securities	9,000	—

Treasury Stock purchases	(1,290)	(2,404)

Net cash provided by financing activities	107,204	156,204

Net increase in cash and cash equivalents	9,690	66,399

Cash and cash equivalents, beginning of period	99,919	86,722

Cash and cash equivalents, end of period	$109,609	$153,121

Supplemental Cash Flow Information:

Cash paid during the period for:

Interest	$64,977	$63,077

Income taxes, net	8,100	8,500

Non-cash investing and financing activities:

Real estate acquired in settlement of loans	—	1,069

Loans originated to refinance existing bank loans	35,045	22,242

Tax benefit for stock options exercised	1,972	—

See Accompanying Notes to Consolidated Financial Statements

HAWTHORNE FINANCIAL CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

         The consolidated financial statements include the accounts of Hawthorne Financial Corporation and its wholly owned subsidiaries, Hawthorne Savings, F.S.B. (“Bank”) and HFC Capital Trust I, which are collectively referred to herein as the “Company.” All significant intercompany transactions and balances have been eliminated in consolidation.

         In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the Company’s financial condition as of September 30, 2001 and December 31, 2000, and the related statements of income and cash flows for the nine months ended September 30, 2001 and 2000. These consolidated financial statements for the three and nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2001.

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

Recent Accounting Pronouncements

         Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” is effective for all fiscal years beginning after June 15, 2000. SFAS No.133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

         In September 2000, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” which is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and for disclosures relating to securitization transactions and collateral for fiscal years after December 15, 2000. The Company adopted SFAS No. 140 effective January 1, 2001. The adoption of SFAS No. 140 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

         In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” which requires the purchase method of accounting for business combinations initiated after September 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 will not have a significant impact on the financial position, results of operations, or cash flows of the Company.

         In July 2001, the FASB approved SFAS No. 142, “Goodwill and Other Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets.” Under its proposed changes, SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The adoption of SFAS No. 142 will not have a significant impact on the financial position, results of operations, or cash flows of the Company.

         In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires, among other things, that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are then capitalized as part of the carrying amount of the long-lived asset. Management does not believe that the adoption of SFAS No. 143 will have a material impact on the financial position or results of operations of the Company.

HAWTHORNE FINANCIAL CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. This pronouncement supercedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 for the disposal of a segment of a business. The Company is currently evaluating the impact that the adoption of SFAS No. 144 may have on its financial position or results of operations.

Note 2 — Reclassifications

         Certain amounts in the 2000 consolidated financial statements have been reclassified to conform with classifications in 2001.

Note 3 — Book Value and Earnings Per Share

         The following table sets forth the Company’s earnings per share calculations for the three and nine months ended September 30, 2001 and 2000. In the following table, (1) “Warrants” refer to the Warrants issued by the Company in December 1995, which are currently exercisable and which expire December 11, 2005, and (2) “Options” refer to stock options previously granted to employees and directors of the Company and which were outstanding at each measurement date.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In thousands, except per share data)	2001	2000	2001	2000

Average shares outstanding:

Basic	5,350	5,273	5,269	5,340

Warrants	2,286	2,486	2,374	2,486

Options (1)	602	456	588	316

Less: Treasury stock (2)	(629)	(825)	(672)	(793)

Diluted	7,609	7,390	7,559	7,349

Net income	$4,737	$4,284	$11,359	$11,260

Basic earnings per share	$0.89	$0.81	$2.16	$2.11

Diluted earnings per share	$0.62	$0.58	$1.50	$1.53

	September 30,

	2001	2000

Period-end shares outstanding:

Basic	5,360	5,261

Warrants	2,279	2,486

Options (3)	581	441

Less: Treasury stock (2)	(621)	(722)

Diluted	7,599	7,466

Basic book value per share	$21.77	$19.43

Diluted book value per share	$15.35	$13.69

(1)	During 2001, there were no options whereby the exercise price exceeded the average market price of the Company’s common stock. Excludes 160,000 options and 175,000 options, respectively, for the three and nine months ended September 30, 2000, for which the exercise price exceeded the average market price of the Company’s common stock during the periods.

(2)	Under the Diluted Method, it is assumed that the Company will use proceeds from the proforma exercise of the Warrants and Options to acquire actual shares currently outstanding, thus increasing treasury stock. In this calculation, treasury stock was assumed to be repurchased at the average closing stock price for the respective period.

(3)	Excludes 160,000 options outstanding at September 30, 2000, for which the exercise price exceeded the monthly average market price of the Company’s common stock at period-end.

HAWTHORNE FINANCIAL CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4 — Commitments and Contingencies

         In September 2001, the Bank agreed to settle the action entitled Marine Village Townhomes HOA v. Hawthorne Savings, a construction defect case in which the Bank was a defendant. The terms of the settlement are confidential, but the settlement did not have an adverse impact on the Bank’s results of operations. There have been no other material developments in the cases discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and the Quarterly Report on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001.

         The Company is involved in a variety of other litigation in the ordinary course of its business, including those discussed in the Annual Report on Form 10-K for the year ended December 31, 2000. Management does not presently believe that any of the existing routine litigation is likely to have a material adverse impact on the Company’s financial condition or results of operations.

Note 5—Off-Balance Sheet Activity

         The Company is a party to a credit-related financial instrument with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. This financial instrument includes a letter of credit. This commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contractual amount of the commitment reflects the extent of involvement the Company has in the financial instrument. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

         The Federal Home Loan Bank of San Francisco (FHLB) issued a $66.0 million Letter of Credit (LC) to the Company on June 25, 2001. The purpose of the LC is to fulfill the collateral requirements for $60.0 million in deposits placed by the State of California with the Company. The LC is issued in favor of the State Treasurer of the State of California and will mature on January 9, 2002. There were no issuance fees associated with this letter of credit; however, a maintenance fee of 15 basis points per annum will be paid monthly by the Company.

Note 6 — Parent Company Items

         During the first quarter of 2001, the Company repurchased $8.7 million of its 1997 12.50% Senior Notes (“Senior Notes”) at an average price of 101.30% of par value. The Company replaced the Senior Notes with 10.18% Capital Securities, thereby lowering the Company’s cost of debt.

         In September 2001, the Company authorized up to $5.0 million for the repurchase of shares of its common stock and to retire Senior Notes. This increases the amount previously authorized. During the third quarter of 2001, the Company repurchased $0.5 million of its Senior Notes at an average price of 101.50% of par value. The after tax impact for the nine months ended September 30, 2001, of the related premium and acceleration of original debt issuance costs totaled $0.3 million, or $0.03 per diluted share. In October 2001, the Company repurchased $4.0 million of its Senior Notes at an average price of 105.00% of par value. The after tax impact of the repurchase in October, of the related premium and acceleration of original debt issuance costs totaled $0.2 million. The Company acquired the $4.0 million of Senior Notes in anticipation of closing an additional $5.0 million of Trust Preferred Securities in November 2001. As of October 31, 2001, the Company has repurchased $13.8 million of its Senior Notes at an average price of 102.14% of par value.

         On March 28, 2001, HFC Capital Trust I (the “Trust”), a statutory business trust and wholly owned subsidiary of the Company, issued in a private placement transaction $9.0 million of 10.18% capital securities (the “Capital Securities”), which represent undivided preferred beneficial interests in the assets of the Trust. The Company is the owner of all the beneficial interests represented by the common securities of the Trust (the “Common Securities”) (together with the Capital Securities, the “Trust Securities”). The Trust exists for the sole purpose of issuing the Trust Securities and investing the proceeds thereof in 10.18% junior subordinated deferrable interest debentures (the “Junior Subordinated Debentures”) issued by the Company and engaging in certain other limited activities. The Junior Subordinated Debentures held by the Trust will mature on June 8, 2031, at which time the Company is obligated to redeem the Capital Securities. The proceeds were used to repurchase $9.2 million of its Senior Notes at an average price of 101.30% of par value.

         The Company announced two 5% repurchase authorizations in March 2000 and July 2000, which authorized an aggregate of approximately 541,000 shares, and an additional 77,000 shares in April 2001. As of October 31, 2001, the Company has repurchased 466,519 shares at an average price of $10.36.

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

RESULTS OF OPERATIONS

         Net income for the three and nine months ended September 30, 2001, was $4.7 million, or $0.62 per diluted share, and $11.4 million, or $1.50 per diluted share, respectively, compared with $4.3 million, or $0.58 per diluted share, and $11.3 million, or $1.53 per diluted share, respectively, for the three and nine months ended September 30, 2000. This net income for the three and nine months ended September 30, 2001 resulted in an annualized return on average assets (“ROA”) of 1.04% and 0.85%, respectively, and an annualized return on average equity (“ROE”) of 16.72% and 13.87%, respectively, compared with an annualized ROA of 0.99% and 0.91%, respectively, and an annualized ROE of 17.29% and 15.56%, respectively, for the three and nine months ended September 30, 2000. Pre-tax income increased 9.58% and 0.62%, for the three and nine months ended September 30, 2001, to $8.2 million from $7.5 million and to $19.8 million from $19.7 million, during the same periods in 2000.

         Current year earnings were impacted by the 350 basis point drop in interest rates during the first nine months of 2001. The resulting interest rate environment caused compression in the net interest margin due to the immediate repricing of adjustable rate assets and the lag in liability repricing resulting from the six month weighted average maturity of certificates of deposits.

         The Company experienced a 61.62% increase in the market price of its stock from $11.88 at September 29, 2000, to $19.20 at September 28, 2001. This contributed to a higher number of diluted shares outstanding, as all stock options were “in the money” in 2001, which impacted diluted earnings per share by approximately $0.08 per share.

         The Company’s net interest income before provision for credit losses increased 3.51% to $15.9 million and decreased 1.51% to $44.9 million during the three and nine months ended September 30, 2001, compared with $15.4 million and $45.6 million for the three and nine months ended September 30, 2000. The Company’s yield on average earning assets was 8.03% and 8.40% for the three and nine months ended September 30, 2001, compared with 9.12% and 8.93% during the same periods in 2000. Contributing to the increase in year over year interest revenues was a significant decrease in nonaccrual loans and an 8.41% increase in average interest-earning assets. The average cost of funds for the Company decreased to 4.94% and 5.51% during the three and nine months ended September 30, 2001, compared with 6.01% and 5.71% for the three and nine months ended September 30, 2000. The Company’s resulting net interest margin for the three and nine months ended September 30, 2001, was 3.49% and 3.37%, respectively, compared with 3.58% and 3.70% during the same periods in 2000. Although the year over year net interest margin declined, the Company has shown recent improvement, increasing from 3.30% during the first and second quarter of 2001 to 3.49% during the third quarter of 2001.

         Provisions for credit losses totaled $0.4 million and $2.9 million for the three and nine months ended September 30, 2001, compared with $1.5 million and $4.5 million for the three and nine months ended September 30, 2000. The decrease in the provision for credit losses was due to improvement in asset quality. At September 30, 2001, the ratio of total allowance for estimated credit losses to net loans was 1.72%, compared with 1.80% at December 31, 2000 and 1.82% at September 30, 2000.

         Nonaccrual loans totaled $25.0 million at September 30, 2001, or 1.33% of total assets (the lowest ratio since prior to 1990), compared with nonaccrual loans of $31.6 million, or 1.80% of total assets at December 31, 2000. Other classified loans decreased 28.56% to $29.0 million at September 30, 2001, compared with $40.6 million at December 31,

2000. As of September 30, 2001, the Company had the lowest level of delinquent loans in at least the last twelve years, which decreased 59.60% to $10.9 million, compared with $26.9 million at December 31, 2000. The Company also held no other real estate owned at September 30, 2001, compared with $2.9 million at December 31, 2000.

         Noninterest revenues were $1.3 million and $4.3 million for the three and nine months ended September 30, 2001, compared with noninterest revenues of $3.0 million and $6.9 million earned during the three and nine months ended September 30, 2000. Noninterest revenues for the three and nine months ended September 30, 2000, included a $1.2 million award from the United States Treasury Department’s Bank Enterprise Award program for the Bank’s lending and financial services activities in distressed communities. Also, due to the lower risk nature of the loans currently being underwritten, loan fees have declined. This decrease has been partially offset by a year-to-date increase of 40.33% in deposit fees generated from new product offerings and a new fee schedule rolled out in July of 2000.

         Total general and administrative expenses (“G&A”) were $8.6 million and $26.6 million for the three and nine months ended September 30, 2001, a 0.44% decrease and a 4.56% increase over the $8.7 million and $25.5 million of G&A incurred during the same periods in 2000. The increase in G&A for the nine months ended September 30, 2001, was primarily due to increases in operating and employee costs, partially offset by a decrease in professional fees.

         In the third quarter 2001, there were no other non-operating expenses, which have been primarily comprised of legal settlements. For the nine months ended September 30, 2001, these expenses totaled $0.1 million, compared with $0.1 million for the three months ended September 30, 2000 and $2.1 million for the nine months ended September 30, 2000.

Net Interest Income

         The following table shows average balance sheet data, related revenues and costs and effective weighted average yields and costs, for the three months ended September 30, 2001 and 2000.

	Three Months Ended

	September 30, 2001			September 30, 2000

			Weighted			Weighted
	Average	Revenues/	Average	Average	Revenues/	Average
(Dollars in thousands)	Balance	Costs	Yield/Cost	Balance	Costs	Yield/Cost

Assets:

Interest-earning assets:

Loans receivable	$1,725,012	$35,663	8.23%	$1,567,426	$36,712	9.37%

Cash and cash equivalents	68,245	630	3.66	130,360	2,161	6.63

Investment in capital stock of Federal Home Loan Bank	21,577	288	5.30	20,231	317	6.27

Total interest-earning assets	1,814,834	36,581	8.03	1,718,017	39,190	9.12

Noninterest-earning assets	7,618			8,222

Total assets	$1,822,452			$1,726,239

Liabilities and Stockholders’ Equity:

Interest-bearing liabilities:

Deposits	$1,212,953	$14,394	4.71%	$1,176,759	$17,067	5.77%

FHLB advances	403,293	5,085	4.93	359,000	5,495	5.99

Senior notes	30,608	956	12.50	40,000	1,250	12.50

Capital securities	9,000	228	10.18	—	—	—

Total interest-bearing liabilities	1,655,854	20,663	4.94	1,575,759	23,812	6.01

Noninterest-bearing checking	32,926			31,646

Noninterest-bearing liabilities	20,379			19,700

Stockholders’ equity	113,293			99,134

Total liabilities and stockholders’ equity	$1,822,452			$1,726,239

Net interest income		$15,918			$15,378

Interest rate spread			3.09%			3.11%

Net interest margin			3.49%			3.58%

         The following table shows average balance sheet data, related revenues and costs and effective weighted average yields and costs, for the nine months ended September 30, 2001 and 2000.

	Nine Months Ended

	September 30, 2001			September 30, 2000

			Weighted			Weighted
	Average	Revenues/	Average	Average	Revenues/	Average
(Dollars in thousands)	Balance	Costs	Yield/Cost	Balance	Costs	Yield/Cost

Assets:

Interest-earning assets:

Loans receivable	$1,680,910	$108,417	8.61%	$1,525,919	$104,310	9.11%

Cash and cash equivalents	78,895	2,747	4.66	96,357	4,524	6.26

Investment in capital stock of Federal Home Loan Bank	21,215	897	5.65	20,572	1,167	7.56

Total interest-earning assets	1,781,020	112,061	8.40	1,642,848	110,001	8.93

Noninterest-earning assets	3,697			10,749

Total assets	$1,784,717			$1,653,597

Liabilities and Stockholders’ Equity:

Interest-bearing liabilities:

Deposits	$1,192,961	$47,841	5.36%	$1,122,858	$45,934	5.46%

FHLB advances	390,502	15,698	5.30	342,675	14,687	5.63

Senior notes	33,226	3,118	12.51	40,000	3,750	12.50

Capital securities	6,165	465	10.06	—	—	—

Total interest-bearing liabilities	1,622,854	67,122	5.51	1,505,533	64,371	5.71

Noninterest-bearing checking	32,640			30,785

Noninterest-bearing liabilities	20,014			20,823

Stockholders’ equity	109,209			96,456

Total liabilities and stockholders’ equity	$1,784,717			$1,653,597

Net interest income		$44,939			$45,630

Interest rate spread			2.89%			3.22%

Net interest margin			3.37%			3.70%

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

         The Company’s net interest income increased 3.51% to $15.9 million and decreased 1.51% to $44.9 million during the three and nine months ended September 30, 2001, respectively, compared with $15.4 million and $45.6 million during the three and nine months ended September 30, 2000. Average earning assets increased to $1.8 billion for the three and nine months ended September 30, 2001, compared with $1.7 billion and $1.6 billion, for the three and nine months ended September 30, 2000. The yield on interest-earning assets was 8.03% and 8.40% for the three and nine months ended September 30, 2001, compared with 9.12% and 8.93% during the same periods in 2000. The steady growth in loans was funded through deposit growth and borrowings from the FHLB. The average cost of interest-bearing liabilities for the Company decreased to 4.94% and 5.51% for the three and nine months ended September 30, 2001, compared with 6.01% and 5.71% during the same periods in 2000. Expressed as a percentage of interest-earning assets, the Company’s resulting net interest margin was 3.49% and 3.37% for the three and nine months ended September 30, 2001, compared with 3.58% and 3.70% during the same periods in 2000. Current year earnings were impacted by the 350 basis point drop in interest rates during the first nine months of 2001. The resulting interest rate environment caused compression in the net interest margin due to the immediate repricing of adjustable rate assets and the lag in liability repricing resulting from the six month weighted average maturity of certificates of deposits. Prepayment speeds may also be a factor if rates continue to decline.

         Although the year over year net interest margin declined, the Company has shown recent improvement, increasing from 3.30% during the first and second quarter of 2001 to 3.49% during the third quarter of 2001. This quarter over quarter increase is primarily due to experiencing the benefit of the repricing of the certificates of deposits, which have a six month average life. The weighted average cost of certificates of deposits decreased 114 basis points to 5.19% during the third quarter from 6.33% during the first quarter of 2001. In addition, approximately 42.44% of the loan portfolio has hit contractual floors as of September 30, 2001.

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

         As of September 30, 2001, 90.41% of the Company’s net loan portfolio was adjustable rate, with 84.48% of such loans subject to repricing no less frequently than annually. The substantial majority of such loans are priced at a margin over various market sensitive indices, including the MTA, the Prime Rate, LIBOR, COFI, one year CMT and the one month CMT. Based upon the continued decline in the effective yield of these indices, the Company expects that the yield on its loan portfolio will decline over the coming months to fully incorporate the recent decrease in market interest rates. However, the decline is partially mitigated by the contractual floors.

         At September 30, 2001, 75.27% of the Company’s interest-bearing deposits were comprised of certificate accounts, the majority of which have original terms ranging from six to twelve months. The remaining, weighted average term to maturity for the Company’s certificate accounts approximated five months at September 30, 2001. Generally, the Company’s offering rates for certificate accounts move directionally with the general level of short term interest rates, though the margin may vary due to competitive pressures. Based on maturities, as reflected in the repricing table under “Interest Rate Risk Management,” the Company expects that the cost of its certificate accounts will decrease in the coming months, as maturing and newly acquired accounts are priced at current, lower offering rates.

         As of September 30, 2001, 72.77% of the Company’s borrowings from the FHLB are fixed rate, with remaining terms ranging from one to ten years (though such remaining terms are subject to early call provisions). The remaining 27.23% of the borrowings carry an adjustable interest rate, with 80% of the adjustable borrowings tied to the Prime Rate, maturing in February 2003. The remaining 20% is tied to one month LIBOR, and matures in May 2002. Accordingly, the continued decrease in market interest rates is expected to result in a gradual decrease in the cost of the Company’s currently outstanding FHLB borrowings, and the cost of any newly acquired borrowings will reflect current market pricing.

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

	Three Months Ended September 30, 2001 and 2000
	Increase (Decrease) Due to Change In

			Volume and	Net
(Dollars in thousands)	Volume	Rate	Rate (1)	Change

Interest-earning assets:

Loans receivable	$3,691	$(4,307)	$(433)	$(1,049)

Cash and cash equivalents	(1,030)	(957)	456	(1,531)

Investment in capital stock of Federal Home Loan Bank	21	(47)	(3)	(29)

	2,682	(5,311)	20	(2,609)

Interest-bearing liabilities:

Deposits	525	(3,103)	(95)	(2,673)

FHLB advances	678	(968)	(120)	(410)

Senior notes	(294)	—	—	(294)

Capital securities	—	—	228	228

	909	(4,071)	13	(3,149)

Change in net interest income	$1,773	$(1,240)	$7	$540

(1)	Calculated by multiplying change in rate by change in volume.

         The Company’s interest revenues decreased by $2.6 million, or 6.66%, during the three months ended September 30, 2001, compared with the same period in 2000. This decrease was primarily attributable to the 114 basis point decrease in the yield on average loans receivable, which averaged 8.23% during 2001, compared with 9.37% in 2000, partially offset by an increase of 10.05% in the average balance of loans outstanding. Average total loans, net of deferred fees, grew to $1.7 billion in 2001, compared with $1.6 billion in 2000.

         Interest costs decreased by $3.1 million, or 13.22%, during the three months ended September 30, 2001, compared with the same period in 2000. This decrease was primarily attributable to the 107 basis point decrease in the average cost of interest-bearing liabilities, which averaged 4.94% during the third quarter of 2001, compared with 6.01% during 2000. The average balance of certificates of deposits decreased $15.7 million, to $911.4 million and 5.19% in average cost of funds during the three months ended September 30, 2001, compared with $927.1 million and 6.14% in average cost of funds during the same period in 2000. The average balance of money market accounts reflected an increase of $29.3 million, to $213.7 million and 3.52% in average cost of funds during the three months ended September 30, 2001, compared with $184.4 million and 5.12% in average cost of funds during the same period in 2000. In addition, the average balance of FHLB advances reflected an increase of $44.3 million, to $403.3 million and 4.93% in average cost of funds during the three months ended September 30, 2001, compared with $359.0 million and 5.99% in average cost of funds during the same period in 2000. The decrease in rates on deposits and FHLB advances had a positive impact on the Company’s total interest costs during the three months ended September 30, 2001.

         These changes in interest revenues and interest costs produced an increase of $0.5 million, or 3.51%, in the Company’s net interest income for the three months ended September 30, 2001, compared with the same period in 2000. Expressed as a percentage of interest-earning assets, the Company’s net interest margin decreased to 3.49% during the three months ended September 30, 2001, compared with the net interest margin of 3.58% produced during the same period in 2000. The 350 basis point drop in interest rates during the first nine months of 2001 produced compression in the net interest margin due to the immediate repricing of adjustable rate assets and the lag in liability repricing resulting from the six month weighted average maturity of certificates of deposits.

	Nine Months Ended September 30, 2001 and 2000
	Increase (Decrease) Due to Change In

			Volume and	Net
(Dollars in thousands)	Volume	Rate	Rate (1)	Change

Interest-earning assets:

Loans receivable	$10,595	$(5,890)	$(598)	$4,107

Cash and cash equivalents	(820)	(1,169)	212	(1,777)

Investment in capital stock of Federal Home Loan Bank	37	(297)	(10)	(270)

	9,812	(7,356)	(396)	2,060

Interest-bearing liabilities:

Deposits	2,868	(904)	(57)	1,907

FHLB advances	2,050	(912)	(127)	1,011

Senior notes	(635)	4	(1)	(632)

Capital securities	—	—	465	465

	4,283	(1,812)	280	2,751

Change in net interest income	$5,529	$(5,544)	$(676)	$(691)

(1)	Calculated by multiplying change in rate by change in volume.

         The Company’s interest revenues increased by $2.1 million, or 1.87%, during the nine months ended September 30, 2001, compared with the same period in 2000. This increase was primarily attributable to a 10.16% increase in the average balance of loans outstanding, offset by a 50 basis point decrease in the yield on average loans outstanding, which averaged 8.61% during 2001, compared with 9.11% in 2000. Average total loans, net of deferred fees, grew to $1.7 billion in 2001, compared with $1.5 billion in 2000.

         Interest costs increased by $2.8 million, or 4.27%, during the nine months ended September 30, 2001, compared with the same period in 2000. This increase was primarily attributable to a 7.79% increase in the average balance of interest-bearing liabilities, offset by a 20 basis point decrease in the average cost of interest-bearing liabilities, which averaged 5.51% during 2001, compared with 5.71% in 2000. The average balance of certificates of deposits increased $11.9 million, to $899.1 million and 5.86% in average cost of funds during the nine months ended September 30, 2001, compared with $887.2 million and 5.82% in average cost of funds during the same period in 2000. The average balance of money market accounts reflected an increase of $44.1 million, to $213.4 million and 4.29% in average cost of funds during the nine months ended September 30, 2001, compared with $169.3 million and 4.83% in average cost of funds during the same period in 2000. In addition, the average balance of FHLB advances reflected an increase of $47.8 million, to $390.5 million and 5.30% in average cost of funds during the nine months ended September 30, 2001, compared with $342.7 million and 5.63% in average cost of funds during the same period in 2000. The increase in volume on deposits and FHLB advances contributed to the negative impact on the Company’s total interest costs during the nine months ended September 30, 2001.

         These changes in interest revenues and interest costs produced a decrease of $0.7 million, or 1.51%, in the Company’s net interest income for the nine months ended September 30, 2001, compared with the same period in 2000. Expressed as a percentage of interest-earning assets, the Company’s net interest margin decreased to 3.37% during the nine months ended September 30, 2001, compared with the net interest margin of 3.70% produced during the same period in 2000. The 350 basis point drop in interest rates during the nine months of 2001 produced compression in the net interest margin due to the immediate repricing of adjustable rate assets and the lag in liability repricing resulting from the weighted average maturity of certificates of deposits.

         Although the year over year net interest margin declined, the Company has shown recent improvement, increasing from 3.30% during the first and second quarter of 2001 to 3.49% during the third quarter of 2001. This quarter over quarter increase is primarily due to experiencing the benefit of the repricing of the certificates of deposits, which have a six month average life. The weighted average cost of certificates of deposits decreased 114 basis points to 5.19% during the third quarter from 6.33% during the first quarter of 2001. In addition, approximately 42.44% of the loan portfolio has hit contractual floors as of September 30, 2001.

Provisions for Estimated Credit Losses

         Provisions for estimated credit losses were $0.4 million and $2.9 million for the three and nine months ended September 30, 2001, compared with $1.5 million and $4.5 million for the three and nine months ended September 30, 2000. The decrease in the provision for credit losses was due to improvement in asset quality. The Company’s total allowance for estimated credit losses to loans receivable, net of specific allowances, decreased to 1.72% at September 30, 2001, compared with 1.80% at December 31, 2000 and 1.82% at September 30, 2000. The Company’s annualized ratio of charge-offs to average loans increased from 0.02% during the first nine months of 2000 to 0.18% during the first nine months of 2001. Additionally, total classified assets to Bank core capital and general allowance for estimated credit losses was 30.88% at September 30, 2001, compared with 45.78% at December 31, 2000 and 41.81% at September 30, 2000.

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

Noninterest Revenues

         Noninterest revenues were $1.3 million and $4.3 million for the three and nine months ended September 30, 2001, compared with noninterest revenues of $3.0 million and $6.9 million earned during the three and nine months ended September 30, 2000. Noninterest revenues for the three and nine months ended September 30, 2000, included a $1.2 million award from the United States Treasury Department’s Bank Enterprise Award program for its lending and financial services activities in distressed communities. Also, due to the lower risk nature of the loans currently being underwritten, loan fees have declined. This decrease has been partially offset by a year-to-date increase of 40.33% in deposit fees generated from new product offerings and a new fee schedule rolled out in July of 2000.

         Loan related fees primarily consist of fees collected from borrowers (1) for the early repayment of their loans, (2) for the extension of the maturity of loans (predominantly short term construction loans, with respect to which extension options are often included in the original term of the Company’s loan) and (3) in connection with certain loans which contain exit or release fees payable to the Company upon the maturity or repayment of the Company’s loan. The Company anticipates that these loan related fees will decrease as the nature of loans currently being underwritten will not allow us to charge the same level of fees that were charged in prior years. Noninterest revenues also include deposit fee income for service fees, nonsufficient fund fees and other miscellaneous check and service charges.

Real Estate Operations

         The table below sets forth the costs and revenues attributable to the Company’s real estate owned (“REO”) properties for the periods indicated. The compensatory and legal costs directly associated with the Company’s property management and disposal operations are included in general and administrative expenses.

	Three Months Ended September 30,			Nine Months Ended September 30,

(Dollars in thousands)	2001	2000	Change	2001	2000	Change

Expenses associated with real estate operations:

Repairs, maintenance and renovation	$—	$(43)	$43	$(18)	$(234)	$216

Insurance and property taxes	—	(3)	3	(9)	(13)	4

	—	(46)	46	(27)	(247)	220

Net recoveries from sales of REO	27	1	26	106	8	98

Property operations, net	20	8	12	130	29	101

Charge-off/provision for estimated losses on REO	—	(500)	500	—	(476)	476

Income/(loss) from real estate operations, net	$47	$(537)	$584	$209	$(686)	$895

         Net income/(loss) from sales of REO properties represent the difference between the proceeds received from property disposal and the carrying value of such properties upon disposal. Property operations principally include the net operating income (collected rental revenues less operating expenses and certain renovation costs) from foreclosed income producing properties or receipt, following foreclosure, of similar funds held by receivers during the period the original loan was in default. During the nine months ended September 30, 2001, the Company sold five properties generating net cash proceeds of $3.0 million and a net recovery of $0.1 million, compared with sales of eight properties generating net cash proceeds of $0.8 million and a net recovery of $8 thousand during the same period in 2000. As of September 30, 2001, the Company held no other real estate owned properties. Subsequent to September 30, 2001, the Company acquired a single family residence in foreclosure with a carrying value of $1.3 million.

Noninterest Expenses

General and Administrative Expenses

         The table below details the Company’s general and administrative expenses for the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,

(Dollars in thousands)	2001	2000	Change	2001	2000	Change

Employee	$4,539	$4,460	$79	$13,548	$12,865	$683

Operating	1,918	1,563	355	5,508	4,605	903

Occupancy	975	940	35	2,984	2,800	184

Professional	481	998	(517)	2,376	3,104	(728)

Technology	498	485	13	1,525	1,443	82

SAIF premiums and OTS assessments	223	226	(3)	704	665	39

Total	$8,634	$8,672	$(38)	$26,645	$25,482	$1,163

         Total general and administrative expenses (“G&A”) were $8.6 million and $26.6 million for the three and nine months ended September 30, 2001, compared with $8.7 million and $25.5 million of G&A incurred during the same periods in 2000. The increase in G&A for the nine months ended September 30, 2001, was primarily due to increases in operating and employee costs, partially offset by a decrease in professional fees.

         The $0.9 million increase in year-to-date operating costs was primarily due to the acceleration of the amortization of $0.3 million in prepaid offering costs in conjunction with the repurchase of $9.2 million of Senior Notes during the first and third quarter. The $0.1 million in premium paid on the repurchase also contributed to the increase in operating costs. The remaining increases occurred in a number of smaller categories, including advertising, insurance and other operating expenses. The increase in employee costs was primarily due to an increase in compensation related expenses primarily due to increased headcount and a decrease of $0.3 million in deferred costs primarily related to the mix of new loans originated. The decrease in professional fees was primarily due to lower legal expenses related to litigation as a result of fewer outstanding legal issues. The combined $1.2 million increase in year-to-date G&A in conjunction with the $0.7 million lower net interest income had a negative impact on the Company’s efficiency ratio (defined as total general and administrative expenses divided by net interest income before provision and noninterest revenues, excluding REO, net). The efficiency ratio for the three and nine months ended September 30, 2001, increased to 50.13% and 54.10%, compared with 47.28% and 48.55% for the three and nine months ended September 30, 2000. However, the Company’s efficiency ratio decreased to 50.13% during the third quarter from 58.12% and 54.36% during the first and second quarter of 2001, respectively, as a result of the combined quarter over quarter improvement in the net interest margin in 2001 and lower G&A costs during the third quarter, compared with the first and second quarter of 2001.

Other Non-Operating Expense

         In the third quarter 2001, there were no other non-operating expenses, which have been primarily comprised of legal settlements. For the nine months ended September 30, 2001, these expenses totaled $0.1 million, compared with $0.1 million for the three months ended September 30, 2000 and $2.1 million for the nine months ended September 30, 2000. This decrease is primarily attributable to the $2.0 million expense during 2000 associated with ongoing litigation and/or satisfaction of judgments against the Company, including the satisfaction of the judgment in the Takaki vs. Hawthorne Savings and Loan Association matter and $0.1 million in connection with the early termination of the Irvine office lease.

Income Taxes

         The Company recorded an income tax provision of $3.5 million and $8.4 million for the three and nine months ended September 30, 2001, compared with $3.2 million and $8.4 million during the same periods in 2000. The Company’s effective tax rate was 42.49% and 42.64% during the three and nine months ended September 30, 2001, compared with 43.01% and 42.78% during the three and nine months ended September 30, 2000.

FINANCIAL CONDITION, CAPITAL RESOURCES & LIQUIDITY AND ASSET QUALITY

Assets

Loans Receivable

General

         The Company’s loan portfolio consists primarily of loans secured by real estate located in Southern California. The table below sets forth the composition of the Company’s loan portfolio as of the dates indicated.

	September 30, 2001		December 31, 2000

(Dollars in thousands)	Balance	Percent	Balance	Percent

Single family residential	$943,427	49.87%	$888,416	49.16%

Income property:

Multi-family (1)	253,163	13.38%	253,039	14.00%

Commercial (1)	240,332	12.70%	200,372	11.09%

Development (2)	228,084	12.06%	203,894	11.28%

Single family construction:

Single family residential (3)	170,359	9.01%	195,983	10.85%

Tract	—	—	3,495	0.19%

Land (4)	46,008	2.43%	46,520	2.58%

Other	10,321	0.55%	15,390	0.85%

Gross loans receivable (5)	1,891,694	100.00%	1,807,109	100.00%

Less:

Undisbursed funds	(147,767)		(171,789)

Deferred costs, net	5,727		2,197

Allowance for estimated credit losses	(30,115)		(29,450)

Net loans receivable	$1,719,539		$1,608,067

(1)	Predominantly term loans secured by improved properties, with respect to which the properties’ cash flows are sufficient to service the Company’s loan.

(2)	Predominantly loans to finance the construction of income producing improvements. Also includes loans to finance the renovation of existing improvements.

(3)	Predominantly loans for the construction of individual and custom homes.

(4)	The Company expects that a majority of these loans will be converted into construction loans, and the land secured loans repaid with the proceeds of these construction loans, within 9 — 12 months.

(5)	Gross loans receivable includes the principal balance of loans outstanding, plus outstanding but unfunded loan commitments, predominantly in connection with construction loans.

         The table below sets forth the Company’s loan portfolio diversification by loan size.

	September 30, 2001		December 31, 2000

	No. of	Gross	No. of	Gross
(Dollars in thousands)	Loans	Commitment	Loans	Commitment

Loans in excess of $10.0 million:

Income property:

Commercial	2	$22,726	2	$22,027

Development	5	56,447	5	59,707

	7	79,173	7	81,734

Percentage of total gross loans		4.19%		4.52%

Loans between $5.0 and $10.0 million:

Single family residential	4	26,058	5	33,073

Income property:

Commercial	11	81,361	8	55,568

Development	11	70,045	13	90,672

Single family construction:

Single family residential	3	19,715	2	14,300

Land	1	6,000	1	6,501

Other	—	—	1	7,500

	30	203,179	30	207,614

Percentage of total gross loans		10.74%		11.49%

Loans less than $5.0 million		1,609,342		1,517,761

Gross loans receivable		$1,891,694		$1,807,109

         The table below sets forth the Company’s net loan portfolio composition, excluding net deferred fees and costs, as of the dates indicated.

	September 30, 2001		December 31, 2000

(Dollars in thousands)	Balance	Percent	Balance	Percent

Single family residential	$937,663	53.77%	$883,814	54.04%

Income property:

Multi-family	252,412	14.47%	251,995	15.41%

Commercial	228,299	13.09%	187,680	11.48%

Development	162,135	9.30%	130,263	7.97%

Single family construction:

Single family residential	115,578	6.63%	127,630	7.80%

Land	43,199	2.48%	45,450	2.78%

Other	4,641	0.26%	8,488	0.52%

Total	$1,743,927	100.00%	$1,635,320	100.00%

         The table below sets forth the approximate composition of the Company’s gross new loan originations, net of internal refinances, for the periods indicated, by dollars and as a percentage of total loans originated.

	Three Months Ended		Nine Months Ended
	September 30, 2001		September 30, 2001

(Dollars in thousands)	Amount	%	Amount	%

Single family residential (1)	$99,303	54.93%	$249,959	47.35%

Income property:

Multi-family (2)	29,938	16.56%	59,358	11.24%

Commercial (3)	—	—	49,019	9.28%

Development (4)	19,918	11.02%	77,018	14.59%

Single family construction:

Single family residential (5)	27,258	15.08%	69,481	13.16%

Land (6)	4,369	2.41%	23,108	4.38%

Other	4	—	14	—

Total (7)	$180,790	100.00%	$527,957	100.00%

(1)	Includes unfunded commitments of $0.6 million for the period ended September 30, 2001.

(2)	Includes unfunded commitments of $0.3 million for the period ended September 30, 2001.

(3)	Includes unfunded commitments of $0.4 million for the period ended September 30, 2001.

(4)	Includes unfunded commitments of $38.9 million for the period ended September 30, 2001.

(5)	Includes unfunded commitments of $35.0 million for the period ended September 30, 2001.

(6)	Includes unfunded commitments of $2.6 million for the period ended September 30, 2001.

(7)	Includes $9.5 million and $55.5 million, respectively, in purchased loans for the three and nine months ended September 30, 2001.

Asset Quality

Classified Assets

         The table below sets forth information concerning the Company’s risk elements as of the dates indicated. Classified assets include REO, nonaccrual loans and performing loans which have been adversely classified pursuant to the Company’s classification policies and OTS regulations and guidelines (“performing/classified” loans).

	September 30,	December 31,
(Dollars in thousands)	2001	2000

Risk elements:

Nonaccrual loans (1)	$25,033	$31,601

Real estate owned, net	—	2,859

	25,033	34,460

Performing loans classified substandard or lower (2)	29,035	40,642

Total classified assets	$54,068	$75,102

Total classified loans	$54,068	$72,243

Loans restructured and paying in accordance with modified terms (3)	$12,617	$14,933

Gross loans before allowance for estimated credit losses (4)	$1,749,654	$1,637,517

Loans receivable, net of specific allowance and deferred (fees) and costs	$1,746,079	$1,631,721

Delinquent loans:

30 - 89 days	$4,956	$12,407

90+ days	5,917	14,509

Total delinquent loans	$10,873	$26,916

Allowance for estimated credit losses:

General	$26,540	$23,654

Specific (5)	3,575	5,796

Total allowance for estimated credit losses	$30,115	$29,450

Bank core capital	$148,575	$140,387

Net loan charge-offs:

Net charge-offs for the quarter ended	$137	$663

Percent to net loans (annualized)	0.03%	0.16%

Percent to beginning of period allowance for credit losses (annualized)	1.84%	9.27%

Selected asset quality ratios at period end:

Total nonaccrual loans to total assets	1.33%	1.80%

Total allowance for estimated credit losses to loans receivable, net of specific allowance and deferred (fees) and costs	1.72%	1.80%

Total general allowance for estimated credit losses to loans receivable, net of specific allowance and deferred (fees) and costs	1.52%	1.45%

Total allowance for estimated credit losses to nonaccrual loans	120.30%	93.19%

Total classified assets to Bank core capital and general allowance for estimated credit losses	30.88%	45.78%

(1)	Nonaccrual loans include four loans totaling $4.6 million and ten loans totaling $7.2 million, in bankruptcy at September 30, 2001 and December 31, 2000, respectively. Total troubled debt restructured loans (“TDRs”) were $12.6 million and $18.8 million at September 30, 2001 and December 31, 2000, respectively. Nonaccrual loans include no TDRs at September 30, 2001 and $3.7 million at December 31, 2000.

(2)	Excludes nonaccrual loans.

(3)	Troubled debt restructured loans not classified and not on nonaccrual.

(4)	The Company sold $18.1 million and $1.9 million of higher risk loans during the second and third quarter of 2001, respectively.

(5)	In December 2000, a $5.2 million specific allowance was identified for one nonaccrual commercial loan, whose major tenant filed for Chapter 11 bankruptcy protection. The required reserve was reclassified from general allowance to specific allowance. A 51% controlling interest in this tenant was acquired by a strong investor during 2001. During the third quarter, the tenant ratified a renegotiated lease, which enabled the Bank to revise its internal valuation allowance and consequently, reduce the specific allowance for this loan to $3.0 million.

         The table below sets forth information concerning the Company’s gross classified loans, by category, as of September 30, 2001.

	Delinquent Loans		Other
			Nonaccrual	Performing
(Dollars in thousands)	90 + Days	30 - 89 Days (1)	Loans	Loans	Total

Single family residential	$5,897	$4,732	$3,555	$6,625	$20,809

Income property:

Commercial	—	—	—	16,169	16,169

Development	—	—	11,445	—	11,445

Single family construction:

Single family residential	—	—	3,926	328	4,254

Tract	—	—	—	—	—

Land	20	—	—	1,371	1,391

Other	—	—	—	—	—

Gross classified loans	$5,917	$4,732	$18,926	$24,493	$54,068

(1)	Includes $0.2 million in loans on nonaccrual status. Includes only delinquent loans that are classified.

Allowance for Estimated Credit Losses

         In accordance with the SEC Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues,” and the newly released FFIEC guidelines, management establishes specific allowances for estimated credit losses on individual loans when it has determined that recovery of the Company’s gross investment is not probable and when the amount of loss can be reasonably determined. In making this determination, management considers (1) the status of the asset, (2) the probable future status of the asset, (3) the value of the asset or underlying collateral and (4) management’s intent with respect to the asset. In quantifying the loss, if any, associated with individual loans, management utilizes external sources of information (i.e., appraisals, price opinions from real estate professionals, comparable sales data and internal estimates). In establishing specific allowances for impaired loans, in accordance with SFAS No. 114, management estimates the revenues expected to be generated from disposal of the Company’s collateral or owned property, less construction and renovation costs (if any), holding costs and transaction costs. For tract construction and land development, the resulting projected cash flows are discounted utilizing a market rate of return to determine their value.

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

         The table below summarizes the activity of the Company’s allowance for estimated credit losses for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in thousands)	2001	2000	2001	2000

Average loans outstanding	$1,725,012	$1,567,426	$1,680,910	$1,525,919

Total allowance for estimated credit losses at beginning of period	$29,852	$27,089	$29,450	$24,285

Provision for credit losses	400	1,500	2,900	4,500

Charge-offs:

Single family residential	(111)	(41)	(2,251)	(199)

Income Property Multi-family	(26)	—	(26)	—

Single family construction:

Single family residential	—	—	(43)	—

Tract	—	—	—	(147)

Other	—	—	—	(15)

Recoveries:

Other	—	65	85	189

Net (charge-offs)/recoveries	(137)	24	(2,235)	(172)

Total allowance for estimated credit losses at end of period	$30,115	$28,613	$30,115	$28,613

Annualized ratio of charge-offs/(recoveries) to average loans outstanding during the period	0.03%	-0.01%	0.18%	0.02%

         The table below summarizes the Company’s allowance for estimated credit losses by category for the periods indicated.

	September 30, 2001			December 31, 2000

			Percent of			Percent of
			Reserves to			Reserves to
			Total Loans (1)			Total Loans (1)
(Dollars in thousands)	Balance	Percent	by Category	Balance	Percent	by Category

Single family residential	$8,026	26.65%	0.85%	$8,075	27.42%	0.91%

Income property:

Multi-family	869	2.89%	0.34%	906	3.08%	0.36%

Commercial	5,247	17.42%	2.18%	4,236	14.38%	2.11%

Development	6,470	21.48%	2.84%	7,877	26.75%	3.86%

Single family construction:

Single family residential	3,275	10.87%	1.92%	4,382	14.88%	2.24%

Tract	—	—	—	693	2.35%	19.83%

Land	640	2.13%	1.39%	1,914	6.50%	4.11%

Other	156	0.52%	1.51%	260	0.88%	1.69%

Unallocated	5,432	18.04%	n/a	1,107	3.76%	n/a

	$30,115	100.00%	1.59%	$29,450	100.00%	1.63%

(1)	Percent of allowance for estimated credit losses to gross loan commitments.

         In December 2000, the Bank reclassified $5.2 million of the general allowance for estimated credit losses to the specific allowance, as a result of an internal valuation analysis performed on an income property development loan secured by a retail center in Riverside County California, whose major tenant filed for Chapter 11 bankruptcy protection. A 51% controlling interest in this tenant was acquired by a strong investor during 2001. During the third quarter, the tenant ratified a renegotiated lease, which enabled the Bank to revise its internal valuation allowance. Consequently, the Bank reduced the specific allowance for this loan to $3.0 million and reclassified $2.2 million of the specific allowance to the general allowance.

         The unallocated allowance is established based on management’s judgment in order to appropriately reflect the presence of indicators of inherent losses that are not fully reflected in the historical loss information, and analysis used, in the development of the allocated allowance.

         In our assessment of the allowance for estimated credit losses as of September 30, 2001, management focused on changes in the economic environment, in particular the observable trends in the national and regional economy and the business conditions that affect our key lending areas. The resulting increase in the unallocated allowance from $2.8 million in the second quarter of 2001 was primarily due to significant increases in the economic risk related to the recession and September 11, 2001 terrorist attacks.

         The long term effects of the California energy crisis could be more significant as surplus reserves are spent on utilities’ transmission systems instead of schools and various CalTrans projects, which could result in increased taxes, as new bonds are used to pay for such projects. While there has been some progress with the state’s intervention, the potential impact of the energy crisis may still exist. Although the economic risk still exists, the impact may not be as great as previously anticipated, so the allowance related to this risk has been reduced from 4% in the second quarter of 2001 to approximately 2% of the allowance.

         The national economy has weakened and is currently experiencing a recession, as supported by major indicators such as GDP growth, industrial production, unemployment, construction starts, etc. As the nation’s leading exporter, California remains vulnerable to the recession in the U.S. economy. Manufacturing employment has continued to decrease over the last three quarters, with recent job reports reflecting employment losses in other industry sectors, including consumer durables and services for both wholesale and retail trade. Job losses in the month of September 2001 were the highest in a decade with the national unemployment rate of 4.9% in August and September, compared with 3.9% a year ago. The UBS Warburg LLC U.S. Economics Special Report has forecasted between zero and negative nominal GDP growth for the remainder of the year. The potential impact of the recession increased from 4% in the second quarter of 2001 to approximately 7% of the allowance.

         While the California economy already appeared to be entering a recession in the third quarter, the terrorist attacks of September 11, 2001 are expected to have a significant impact on the local economy. The travel and tourism industry, which by one broad standard reportedly accounts for 6% of California’s gross state product, and employs 1.1 million workers, is currently in crisis. A survey conducted by Penn, Schoen, Berland and Associates and Burson Marsteller in October 2001, reflected 25% of travelers either cancelled, put on hold or remained uncertain about their next planned trip. Of those who changed travel plans, 30% indicated that it would be six months to one year to resume pre-attack travel plans. In addition to the thousands of airline and hotel workers displaced due to layoffs, the situation is impacting the owners and employees of a large number of related businesses, including theme parks, restaurants, car rental agencies, etc. Some forecasters are projecting potential job losses in the state of up to 300,000 jobs. Beyond the short-term concerns over tourism, the uncertainty of the nation at war gives rise to greater doubt, the bearing of which is difficult to measure. The risk associated with the long term impact of the terrorist attacks and the U.S. involvement in the war against terrorism accounts for approximately 8% of the allowance.

         The remaining unallocated allowance is related to modeling risk. Based on the additional economic risk factors reflected above, management believes that the unallocated allowance of $5.4 million as of September 30, 2001 is appropriate.

Real Estate Owned

         Real estate acquired in satisfaction of loans is transferred to REO at the lower of the carrying value or the estimated fair value, less any estimated disposal costs. The difference between the fair value of the real estate collateral and the loan balance at the time of transfer is recorded as a charge-off if fair value is lower. Any subsequent declines in the fair value of the REO property after the date of transfer are recorded through a write-down of the asset. The fair value of collateral includes capitalized costs. The Company held no other real estate owned properties at September 30, 2001, compared with $2.9 million at December 31, 2000. Subsequent to September 30, 2001, the Company acquired a single family residence in foreclosure with a carrying value of $1.3 million.

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

	September 30, 2001				December 31, 2000

(Dollars in thousands)	Balance (1)	Percent	WAIR	WARM	Balance (1)	Percent	WAIR	WARM

Transaction accounts:

Noninterest-bearing checking	$32,975	2.64%	—	—	$32,994	2.71%	—	—

Checking/NOW	51,877	4.16%	2.46%	—	42,774	3.52%	2.67%	—

Passbook	38,722	3.10%	2.27%	—	25,868	2.13%	2.00%	—

Money Market	209,888	16.82%	2.96%	—	213,757	17.60%	5.20%	—

Total transaction accounts	333,462	26.72%			315,393	25.96%

Certificates of deposit:

7 day maturities	51,935	4.16%	3.05%	—	20,905	1.72%	4.04%	—

Less than 6 months	14,808	1.19%	3.68%	2	11,248	0.93%	4.93%	2

6 months to 1 year	263,754	21.13%	4.06%	4	106,193	8.74%	6.18%	4

1 year to 2 years	563,601	45.16%	5.45%	6	744,058	61.25%	6.43%	6

Greater than 2 years	20,510	1.64%	5.00%	17	17,059	1.40%	5.35%	14

Total certificates of deposit	914,608	73.28%			899,463	74.04%

Total deposits	$1,248,070	100.00%	4.23%	5	$1,214,856	100.00%	5.71%	6

(1)	Deposits in excess of $100,000 were 26.81% of total deposits at September 30, 2001, compared with 29.87% of total deposits at December 31, 2000.

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

(Dollars in thousands)	September 30, 2001			December 31, 2000

Original term:	Principal	Rate		Principal	Rate

12 Months	$25,000	5.81%		$25,000	5.81%

24 Months	40,000	3.82%		25,000	6.56%

36 Months	160,000	3.62%		100,000	6.73%

60 Months	135,000	5.92%		135,000	5.92%

120 Months	99,000	5.19%		99,000	5.19%

	$459,000	4.77	%(1)	$384,000	5.98	%(1)

(1)	Weighted average interest rate at period end.

         The weighted average remaining term of the Company’s FHLB advances was 3 years and 4 months as of September 30, 2001. At September 30, 2001, 61.87% of the Company’s FHLB advances outstanding contain options, which allow the FHLB to call the advances prior to maturity, subject to an initial non-callable period of one to three years from origination.

Senior Notes

         On December 31, 1997, the Company issued $40.0 million of 1997 12.50% Senior Notes due 2004 (“Senior Notes”) in a private placement, which included registration rights. Interest on the Senior Notes is payable semi-annually.

         During the first quarter of 2001, the Company repurchased $8.7 million of its Senior Notes at an average price of 101.30% of par value. The Company was able to replace the Senior Notes with 10.18% Capital Securities, thereby lowering the Company’s cost of debt.

         In September 2001, the Company authorized up to $5.0 million for the repurchase of shares of its common stock and to retire Senior Notes. This increases the amount previously authorized. During the third quarter of 2001, the Company repurchased $0.5 million of its Senior Notes at an average price of 101.50% of par value. The after tax impact for the nine months ended September 30, 2001, of the related premium and acceleration of original debt issuance costs totaled $0.3 million, or $0.03 per diluted share. In October 2001, the Company repurchased $4.0 million of its Senior Notes at an average price of 105.00% of par value. The Company acquired the $4.0 million of Senior Notes in anticipation of closing an additional $5.0 million of Trust Preferred Securities in November 2001. As of October 31, 2001, the Company has repurchased $13.8 million of its Senior Notes at an average price of 102.14% of par value.

Capital Securities

         On March 28, 2001, HFC Capital Trust I (the “Trust”), a statutory business trust and wholly owned subsidiary of the Company, issued in a private placement transaction $9.0 million of 10.18% capital securities (the “Capital Securities”), which represent undivided preferred beneficial interests in the assets of the Trust. The Company is the owner of all the beneficial interests represented by the common securities of the Trust (the “Common Securities”) (together with the Capital Securities, the “Trust Securities”). The Trust exists for the sole purpose of issuing the Trust Securities and investing the proceeds thereof in 10.18% junior subordinated deferrable interest debentures (the “Junior Subordinated Debentures”) issued by the Company and engaging in certain other limited activities. The Junior Subordinated Debentures held by the Trust will mature on June 8, 2031, at which time the Company is obligated to redeem the Capital Securities. The proceeds were used to repurchase $8.7 million of its Senior Notes at an average price of 101.30% of par value.

STOCKHOLDERS’ EQUITY AND REGULATORY CAPITAL

         The Company’s capital consists of common stockholders’ equity, which at September 30, 2001, amounted to $116.7 million and which equaled 6.22% of the Company’s total assets.

         As shown below, the Bank’s regulatory capital exceeded minimum regulatory capital requirements applicable to it as of September 30, 2001.

	Tangible Capital		Core Capital		Risk-based Capital

(Dollars in thousands)	Balance	%	Balance	%	Balance	%

Core capital	$148,575		$148,575		$148,575

Adjustments:

General reserves	—		—		16,754

Other (1)	—		—		(2,545)

Regulatory capital	148,575	7.93%	148,575	7.93%	162,784	12.23%

Required capital requirements	28,099	1.50	74,932	4.00	106,447	8.00

Excess capital	$120,476	6.43%	$73,643	3.93%	$56,337	4.23%

Adjusted assets (2)	$1,873,297		$1,873,297		$1,330,591

(1)	Includes the portion of non-residential construction loans and land loans which exceed a loan-to-value ratio of 80%.

(2)	The term “adjusted assets” refers to (i) the term “adjusted total assets” as defined in 12 C.F.R. Section 567.1 (a) for purposes of tangible and core capital requirements, and (ii) the term “risk-weighted assets” as defined in 12 C.F.R. Section 567.5 (d) for purposes of the risk-based capital requirements.

         As of September 30, 2001, the Bank is categorized as “well capitalized” under the regulatory framework for Prompt Corrective Action (“PCA”) Rules. There are no conditions or events subsequent to September 30, 2001, that management believes have changed the Bank’s category. The following table compares the Bank’s actual capital ratios to those required by regulatory agencies to meet the minimum capital requirements required by the OTS and to be categorized as “well capitalized” under the PCA Rules for the periods indicated.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

(Dollars in thousands)	Amount	Ratios	Amount	Ratios	Amount	Ratios

As of September 30, 2001

Total capital to risk weighted assets	$162,784	12.23%	$106,447	8.00%	$133,059	10.00%

Core capital to adjusted tangible assets	148,575	7.93%	74,932	4.00%	93,665	5.00%

Tangible capital to adjusted tangible assets	148,575	7.93%	28,099	1.50%	n/a	n/a

Tier 1 capital to risk weighted assets	148,575	11.17%	n/a	n/a	79,835	6.00%

As of December 31, 2000

Total capital to risk weighted assets	$151,914	12.23%	$99,407	8.00%	$124,259	10.00%

Core capital to adjusted tangible assets	140,387	8.01%	70,078	4.00%	87,598	5.00%

Tangible capital to adjusted tangible assets	140,387	8.01%	26,279	1.50%	n/a	n/a

Tier 1 capital to risk weighted assets	140,387	11.30%	n/a	n/a	74,555	6.00%

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

CAPITAL RESOURCES AND LIQUIDITY

         Hawthorne Financial Corporation maintained cash and cash equivalents of $5.1 million at September 30, 2001. Hawthorne Financial Corporation is a holding company with no significant business operations outside of the Bank. From time to time, the Company is dependent upon the Bank for dividends in order to make future semi-annual interest payments. The ability of the Bank to provide dividends to Hawthorne Financial Corporation is governed by applicable regulations of the OTS. The Bank received OTS approval to declare a dividend to the Holding Company in an amount needed to pay the 2001 interest payments on the Senior Notes and the Capital Securities. Based upon these applicable regulations, the Bank’s supervisory rating, and the Bank’s current and projected earnings rate, management fully expects the Bank to maintain the ability to provide dividends to Hawthorne Financial Corporation for the payment of interest on the Company’s long-term debt for the foreseeable future. In September 2001, the Company authorized up to $5.0 million for the repurchase of shares of its common stock and to retire Senior Notes. This increases the amount previously authorized. During the third quarter of 2001, the Company repurchased $0.5 million of its Senior Notes at an average price of 101.50% of par value. The after tax impact for the nine months ended September 30, 2001, of the related premium and acceleration of original debt issuance costs totaled $0.3 million, or $0.03 per diluted share. In October 2001, the Company repurchased $4.0 million of its Senior Notes at an average price of 105.00% of par value. The Company acquired the $4.0 million of Senior Notes in anticipation of closing an additional $5.0 million of Trust Preferred Securities in November 2001. As of October 31, 2001, the Company has repurchased $13.8 million of its Senior Notes at an average price of 102.14% of par value.

         OTS regulations no longer require a savings association to maintain an average daily balance of liquid assets. In July 2001, the OTS issued a final rule that eliminated the 4% liquidity requirement and replaced it with a general requirement that thrifts maintain sufficient liquidity to ensure safety and soundness. Therefore, OTS regulations no longer require a savings association to maintain a specified average daily balance of liquid assets (including cash, certain time deposits and savings accounts, bankers’ acceptances, certain government obligations, and certain other investments). The Bank maintains an adequate level of liquid assets to ensure safe and sound daily operations.

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

         The following table sets forth information concerning repricing opportunities for the Company’s interest-earning assets and interest-bearing liabilities as of September 30, 2001. The amount of assets and liabilities shown within a particular period were determined in accordance with their contractual maturities, except that adjustable rate products are included in the period in which they are first scheduled to adjust and not in the period in which they mature. Such assets and liabilities are classified by the earlier of their maturity or repricing date.

	September 30, 2001

		Over Three	Over Six	Over One
	Three	Through	Through	Year	Over
	Months	Six	Twelve	Through	Five
(Dollars in thousands)	Or Less	Months	Months	Five Years	Years	Total

Interest-earning assets:

Cash and cash equivalents (1)	$96,397	$—	$—	$—	$—	$96,397

Investments and FHLB stock	23,192	—	—	—	—	23,192

Loans receivable (2)	1,176,562	405,952	25,157	11,375	124,881	1,743,927

Total interest-earning assets	$1,296,151	$405,952	$25,157	$11,375	$124,881	$1,863,516

Interest-bearing liabilities:

Deposits:

Non-certificates of deposit	$300,487	$—	$—	$—	$—	$300,487

Certificates of deposit	271,230	377,387	186,109	79,882	—	914,608

FHLB advances	354,000	—	80,000	25,000	—	459,000

Senior notes	—	—	—	30,178	—	30,178

Capital securities	—	—	—	—	9,000	9,000

Total interest-bearing liabilities	$925,717	$377,387	$266,109	$135,060	$9,000	$1,713,273

Interest rate sensitivity gap	$370,434	$28,565	$(240,952)	$(123,685)	$115,881	$150,243

Cumulative interest rate sensitivity gap	370,434	398,999	158,047	34,362	150,243	150,243

As a percentage of total interest-earning assets	19.88%	21.41%	8.48%	1.84%	8.06%	8.06%

(1)	Excludes noninterest-earning cash balances.

(2)	Includes $25.0 million of nonaccrual loans, and are gross of deferred fees and costs and allowance for estimated credit losses.

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

         At September 30, 2001, based on the Company’s internally generated model, it was estimated that the Company’s NPV ratio was 10.83% in the event of a 200 basis point increase in rates, a decrease of 3.99% from basecase of 11.28%. If rates were to decrease by 200 basis points, the Company’s NPV ratio was estimated at 11.72%, an increase of 3.90% from basecase.

         Presented below, as of September 30, 2001, is an analysis of the Company’s IRR as measured in the NPV for instantaneous and sustained parallel shifts of 100, 200, and 300 basis point increments in market interest rates.

		Net Portfolio Value

	Change		$ Change from		Change from
(Dollars in thousands)	in Rates	$ Amount	Basecase	Ratio	Basecase

	+300 bp	$204,258	(17,699)	10.66%	-62 bp

	+200 bp	209,547	(12,410)	10.83%	-45 bp

	+100 bp	215,026	(6,931)	10.99%	-29 bp

	0 bp	221,957		11.28%

	-100 bp	230,663	8,706	11.56%	+28 bp

	-200 bp	236,465	14,508	11.72%	+44 bp

	-300 bp	216,185	(5,772)	10.73%	-55 bp

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

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

         In September 2001, the Bank agreed to settle the action entitled Marine Village Townhomes HOA v. Hawthorne Savings, a construction defect case in which the Bank was a defendant. The terms of the settlement are confidential, but the settlement did not have an adverse impact on the Bank’s results of operations.

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

         None

ITEM 5. Other Information

         None

ITEM 6. Exhibits and Reports on Form 8-K

         1.     Reports on Form 8-K

                 No current reports on Form 8-K were filed for the nine months ended September 30, 2001.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWTHORNE FINANCIAL CORPORATION

Dated November 14, 2001	/s/ SIMONE LAGOMARSINO Simone Lagomarsino President and Chief Executive Officer

Dated November 14, 2001	/s/ KAREN C. ABAJIAN Karen C. Abajian Executive Vice President and Chief Financial Officer