Form 10-K
period 2001-12-31
HAWTHORNE FINANCIAL CORP
filed 2002-03-25
CIK 46267

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 0-1100

Hawthorne Financial Corporation

(Exact name of registrant as specified in its charter)

Delaware	95-2085671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2381 Rosecrans Avenue, 2nd Floor El Segundo, California	90245
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 725-5000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.     ☐

      As of March 21, 2002, the aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $126,975,140 (based upon the last reported sales price of the Common Stock as reported by the Nasdaq National Market). Shares of Common Stock held by each executive officer, director, and shareholders with beneficial ownership of greater than 10% of the outstanding Common Stock of the registrant and persons or entities known to the registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

      The number of shares of Common Stock, par value $0.01 per share, of the Registrant outstanding as of March 21, 2002 was 5,378,974 shares.

DOCUMENTS INCORPORATED BY REFERENCE

      Part III of this Annual Report incorporates by reference portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant’s 2002 Annual Meeting of Stockholders.

HAWTHORNE FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K

i

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

      When used in this Form 10-K or future filings by Hawthorne Financial Corporation (“Company”) with the Securities and Exchange Commission (“SEC”), in the Company’s press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, “believe” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers that all forward-looking statements are necessarily speculative and not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Also, the Company wishes to advise readers that various risks and uncertainties could affect the Company’s financial performance and cause actual results for future periods to differ materially from those anticipated or projected. Specifically, the Company cautions readers that the following important factors could affect the Company’s business and cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company:

•	Economic Conditions. The Company’s results are strongly influenced by general economic conditions in its market area. Accordingly, deterioration in these conditions could have a material adverse impact on the quality of the Company’s loan portfolio and the demand for its products and services. In particular, changes in economic conditions in the real estate industry or real estate values in our market may affect our performance.

•	Interest Rate Risk. The Company realizes income principally from the differential or spread between the interest earned on loans, investments, and other interest earning assets, and the interest paid on deposits and borrowings. The volumes and yields on loans, deposits, and borrowings are affected by market interest rates. As of December 31, 2001, 90.62% of the Company’s loan portfolio was tied to adjustable rate indices, such as COFI, Prime, CMT, MTA and LIBOR. Out of these adjustable rate loans, approximately 61.73%, or $1.0 billion, have reached their internal interest rate floors. Therefore, these loans have taken on fixed rate characteristics. The majority of the Company’s deposits are time deposits with a stated maturity (generally one year or less) and a fixed rate of interest. As of December 31, 2001, 74.17% of the Company’s borrowings from the FHLB are fixed rate, with remaining terms ranging from one to ten years (though such remaining terms are subject to early call provisions). The remaining 25.83% of the borrowings carry an adjustable interest rate, with 80% of the adjustable borrowings tied to the Prime Rate, maturing in February 2003.

Changes in the market level of interest rates directly and immediately affect the Company’s interest spread, and therefore profitability. Sharp and significant changes to market rates can cause the interest spread to shrink or expand significantly in the near term, principally because of the timing differences between the adjustable rate loans and the maturities (and therefore repricing) of the deposits and borrowings.

Sharp decreases in interest rates have historically resulted in increased loan refinancings to fixed rate products. Due to the fact that the Bank is a variable rate lender and offers fixed rate products on a limited basis, this interest rate environment could negatively impact the Company’s ability to grow the balance sheet and leverage off of the existing expense base. This could impede the Company’s ability to improve the overall efficiency ratio.

•	Government Regulation And Monetary Policy. All forward-looking statements presume a continuation of the existing regulatory environment and United States’ government monetary policies. The banking industry is subject to extensive federal and state regulations, and significant new laws or changes in, or repeals of, existing laws may cause results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Company, primarily through open market operations in United States government securities, the discount rate for member bank borrowings and bank reserve requirements, and a material change in these conditions has had and is likely to continue to have a material impact on the Company’s results.

ii

•	Competition. The Company competes with numerous other domestic and foreign financial institutions and non depository financial intermediaries. The Company’s results may differ if circumstances affecting the nature or level of competition change, such as the merger of competing financial institutions or the acquisition of California institutions by out-of-state companies.

•	Credit Quality. A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Company has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying its credit portfolio, but such policies and procedures may not prevent unexpected losses that could materially adversely affect the Company’s results.

•	Other Risks. From time to time, the Company details other risks with respect to its business and/or financial results in press releases and filings with the SEC. Stockholders are urged to review the risks described in such releases and filings.

      The risks highlighted herein should not be assumed to be the only factors that could affect future performance of the Company. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

iii

PART I

Item 1.     Business

GENERAL

Organization

      Hawthorne Financial Corporation (“Hawthorne Financial” or “Company”), a Delaware corporation organized in 1959, is a savings and loan holding company that owns 100% of the stock of Hawthorne Savings, F.S.B. (“Hawthorne Savings” or “Bank”). Hawthorne Savings was incorporated in 1950 and commenced operations on May 11, 1951.

      The Company specializes in real estate secured loans throughout Southern California, which are funded predominately with retail deposits and advances from the Federal Home Loan Bank of San Francisco (“FHLB”). As of March 22, 2002, the Bank’s nine full service retail offices, located in Southern California, include the Gardena branch, which opened in March 2002.

Hawthorne Savings

      Hawthorne Savings is a federally chartered stock savings bank (referred to in applicable statutes and regulations as a “savings association”) incorporated and licensed under the laws of the United States. The Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”), which is a member bank of the Federal Home Loan Bank System. The Savings Association Insurance Fund (“SAIF”), which is a separate insurance fund administered by the Federal Deposit Insurance Corporation (“FDIC”), insures the Bank’s deposit accounts up to the $100,000 maximum amount currently allowable under federal laws. The Bank is subject to examination and regulation by the Office of Thrift Supervision (“OTS”) and the FDIC. Hawthorne Savings is further subject to regulations of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) concerning reserves required to be maintained against deposits and certain other matters.

General

      The Company’s only operating segment is the Bank. The Bank offers a variety of consumer banking products through its network of nine retail branches, which includes the traditional range of checking and savings accounts, money market accounts and certificates of deposit. The Bank’s primary target market is the South Bay region of Southern California, where it currently ranks fifth in terms of deposit market share based on branch information provided to the FDIC as of June 30, 2001. The Bank also has branches in the San Fernando Valley and Westlake Village areas of Los Angeles County.

      In connection with its principal business activities, the Company generates revenues from the interest and fees charged to customers and, to a much lesser extent, the interest earned on its portfolio of overnight liquid investments. The Company’s costs include primarily interest paid to depositors and to other providers of borrowed funds, general and administrative expenses and other operating expenses.

      In the coastal counties of Southern California, the Company specializes in real estate secured loans in the niche markets that it serves, including: (1) permanent loans collateralized by single family residential property, (2) permanent and construction loans secured by multi-family residential and commercial real estate, (3) loans for the construction of individual single family residential homes and the acquisition and development of land for the construction of such homes. See “Item 1 — Business — Statistical Financial Data — Loan Portfolio.” The Company funds its loans predominantly with retail deposits generated through its full service retail offices and with advances from the FHLB. The Company also offers consumer loans on a referral fee basis through an unaffiliated financial institution. See “Item 1 — Business — Statistical Financial Data — Sources of Funds.”

      The Company’s current loan origination activities are governed by established policies and procedures that mitigate the risks inherent to the types of collateral and borrowers financed by the Company. The

Company’s primary competitive advantages, which include (1) an effective, efficient and responsive transaction execution, are consistent with the Company’s relatively flat organizational structure and its reliance upon relatively few, highly-skilled lending professionals (including loan officers, loan underwriters, processors and funders, in-house appraisers, and in-house legal staff), and (2) a strategy of holding in portfolio virtually all new loan originations. Management believes that this combination of competitive, organizational and strategic distinctions contribute to the Company’s success in attracting new business and in its ability to receive a return believed by management to be commensurate with the inherent and transaction-specific risks assumed and value added to customers.

Market Area and Competition

      The Company concentrates on marketing its services throughout the coastal counties of Southern California. The Company’s operating results and its growth prospects are directly and materially influenced by (1) the health and vibrancy of the Southern California real estate markets and the underlying economic forces which affect such markets, (2) the overall complexion of the interest rate environment, including the absolute level of market interest rates and the volatility of such interest rates, (3) the prominence of competitive forces which provide customers of the Company with alternative sources of mortgage funds or investments which compete with the Company’s products and services, and (4) regulations promulgated by authorities, including those of the OTS, the FDIC and the FRB. The Company’s success in identifying trends in each of these factors, and implementing strategies to exploit such trends, significantly influence the Company’s long-term results and growth prospects.

      The Bank faces significant competition in California for new loans from commercial banks, savings and loan associations, credit unions, credit companies, Wall Street lending conduits, mortgage bankers, life insurance companies and pension funds. Some of the largest savings and loans and banks in the United States operate in California, and have extensive branch systems and advertising programs, which the Bank does not have. Large banks and savings and loans frequently also enjoy a lower cost of funds than the Bank and can therefore charge less than the Bank for loans. The Bank attempts to compensate for competitive disadvantages that may exist by providing a higher level of personal service to borrowers and “hands on” involvement by senior officers to meet borrower’s needs. A 475 basis point drop in interest rates impacted the Company’s net interest income during 2001. The resulting interest rate environment produced compression in the net interest margin during the first half of the year due to the immediate repricing of adjustable rate assets and the lag in liability repricing resulting from the six month weighted average maturity of certificates of deposits.

      The Company competes for deposit funds with other Southern California-based financial companies, including banks, savings associations and thrift and loans. These companies generally compete with one another based upon price, convenience and service. Though many of the Bank’s competitors offer customers a larger spectrum of products than the Bank, the Company, as part of its strategic plan, continues to enhance the line of products and services offered to retail customers. During 2001, the Bank introduced internet banking, which was consistent with one aspect of the Company’s strategic plan of building franchise value by expanding the array of products and increasing our presence and market share in the South Bay. The Bank concentrates on providing superior customer service as it continues to enhance the products and services offered to its retail customers.

      Because the Company does not have a critical mass of retail banking facilities, and because its smaller size does not afford it the economies of scale to advertise its basic products to the extent of its principal competitors, the Company primarily competes on service and convenience. The average tenure of all households with the Bank is approximately five years. The Company solicits deposits from the public and offers lending products throughout its service area and attained a cross-sell ratio (deposit and loan products per household) of 2.37 at December 31, 2001, compared with 1.78 at December 31, 2000.

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

      Activities Restriction Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender (“QTL”) test or meets the definition of domestic building and loan association pursuant to the Internal Revenue Code of 1986, as amended (the “Code”). The Company presently intends to continue to operate as a unitary thrift savings and loan holding company. Legislation terminated the “unitary thrift holding company exemption” for all companies that apply to acquire savings associations after May 4, 1999. Since the Company is grandfathered, its unitary thrift holding company powers and authorities were not affected. See “Financial Modernization Legislation.” However, if the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL or domestic building and loan association and were acquired in a supervisory acquisition. Furthermore, if the Company were in the future to sell control of the Bank to any other company, such company would not succeed to the Company grandfathered status under and would be subject to the same business activity restrictions. See “— Regulation of the Bank — Qualified Thrift Lender Test.”

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

      Federal law generally provides that no “person,” acting directly or indirectly or through or in concert with one or more other persons, may acquire “control,” as that term is defined in OTS regulations, of a federally insured savings association without giving at least 60 days written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition. In addition, no company may acquire control of such an institution without prior OTS approval. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of a savings and loan holding company, from acquiring control of any savings association not a subsidiary of the savings and loan holding company, unless the acquisition is approved by the OTS. For additional restrictions on the acquisition of a unitary thrift holding company, see “— Financial Services Modernization Legislation.”

USA Patriot Act of 2001

      On October 26, 2001, President Bush signed the USA Patriot Act of 2001. Enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001, the Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Act on financial institutions of all kinds is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including:

•	due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons;

•	standards for verifying customer identification at account opening;

•	rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;

•	reports by nonfinancial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and

•	filing of suspicious activities reports involving securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

      The Company is not able to predict the impact of such law on its financial condition or results of operations at this time.

Financial Services Modernization Legislation

      General. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the “GLB”). The GLB repeals the two affiliation provisions of the Glass-Steagall Act:

•	Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms “engaged principally” in specified securities activities; and

•	Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities.

      In addition, GLB also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a “Financial Holding Company.” “Financial activities” is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

      GLB provides that no company may acquire control of an insured savings association, unless that company engages, and continues to engage, only in the financial activities permissible for a Financial Holding Company, unless grandfathered as a unitary savings and loan holding company. The Financial Institution Modernization Act grandfathers any company that was a unitary savings and loan holding company on May 4, 1999 (or became a unitary savings and loan holding company pursuant to an application pending on that date). Such a company may continue to operate under present law as long as the company continues to meet the two tests: it can control only one savings institution, excluding supervisory acquisitions, and each such institution must meet the QTL test. A grandfathered unitary savings and loan holding company also must continue to control at least one savings association, or a successor institution, that it controlled on May 4, 1999.

      GLB also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a

Financial Holding Company. Financial activities include all activities permitted under new sections of the Bank Holding Company Act of 1956 (“BHCA”) or permitted by regulation.

      The Company and the Bank do not believe that GLB will have a material adverse effect on the operations of the Company and the Bank in the near-term. However, to the extent that the act permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. GLB is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis and which unitary savings and loan holding companies already possess. Nevertheless, this act may have the result of increasing the amount of competition that the Company and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company and the Bank. In addition, because the Company may only be acquired by other unitary savings and loan holding companies or Financial Holding Companies, the legislation may have an anti-takeover effect by limiting the number of potential acquirors or by increasing the costs of an acquisition transaction by a bank holding company that has not made the election to be a Financial Holding Company under the new legislation.

      Privacy. Under GLB, federal banking regulators are required to adopt rules that will limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to these rules, effective July 1, 2001, financial institutions must provide:

•	initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

•	annual notices of their privacy policies to current customers; and

•	a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties.

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

      The OTS, in conjunction with the FDIC, regularly examines the Bank and prepares reports for the consideration of the Bank’s Board of Directors on any deficiencies found in the operations of the Bank. The relationship between the Bank and depositors and borrowers is also regulated by federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of mortgage documents utilized by the Bank.

      The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss allowance for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC, or the Congress could have a material adverse impact on the Company, the Bank, and their operations.

      Insurance of Deposit Accounts. The SAIF, as administered by the FDIC, insures the Bank’s deposit accounts up to the maximum amount permitted by law. The FDIC may terminate insurance of deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or the institution’s primary regulator.

      The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system as of December 31, 2000, SAIF members pay within a range of 0 cents to 27 cents per $100 of domestic deposits, depending upon the institution’s risk classification. This risk classification is based on an institution’s capital group and supervisory subgroup assignment. In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate, adjusted quarterly. The current rate is approximately $0.0184 per $100 of assessable deposits to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

      Proposed Legislation. From time to time, new laws are proposed that could have an effect on the financial institutions industry. For example, deposit insurance reform legislation has recently been introduced in the U.S. Senate House of Representatives that would:

•	merge the BIF and the SAIF;

•	increase the current deposit insurance coverage limit for insured deposits to $130,000 and index future coverage limits to inflation;

•	increase deposit insurance coverage limits for municipal deposits;

•	double deposit insurance coverage limits for individual retirement accounts; and

•	replace the current fixed 1.25 designated reserve ratio with a reserve range of 1-1.5%, giving the FDIC discretion in determining a level adequate within this range.

      While we cannot predict whether such proposals will eventually become law, they could have an effect on the Bank’s operations and the way business is conducted.

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

      These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings associations, upon a determination that the savings association’s capital is or may become inadequate in view of its circumstances. The OTS regulations provide that higher individual minimum regulatory capital requirements may be appropriate in circumstances where, among others: (1) a savings association has a high degree of exposure to interest rate risk, prepayment risk, credit risk, concentration of credit risk, certain risks arising from nontraditional activities, or similar risks or a high proportion of off-balance sheet risk; (2) a savings association is growing, either internally or through acquisitions, at such a rate that certain supervisory concerns may be presented that OTS regulations do not address; and (3) a savings association may be adversely affected by activities or condition of its holding company, affiliates, subsidiaries, or other persons, or savings associations with which it has significant business relationships. The Bank has agreed to maintain minimum core capital and risk-based capital ratios of 6.5% and 11.0%, respectively.

      As follows, the Bank’s regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of December 31, 2001.

	Tangible Capital		Core Capital		Risk-based Capital

	Balance	%	Balance	%	Balance	%
(Dollars in thousands)
Stockholders’ equity	$154,981	—	$154,981	—	$154,981	—
Adjustments:
General reserves	—	—	—	—	16,787	—
Other(1)	—	—	—	—	(2,490)	—

Regulatory capital	154,981	8.36%	154,981	8.36%	169,278	12.70%
Regulatory capital requirement	27,807	1.50	74,153	4.00	106,619	8.00

Excess capital	$127,174	6.86%	$80,828	4.36%	$62,659	4.70%

Adjusted assets(2)	$1,853,831		$1,853,831		$1,332,742

(1)	Includes the portion of non-residential construction and land development loans that exceed a loan-to-value of 80%.

(2)	The term “adjusted assets” refers to (i) the term “adjusted total assets” as defined in 12 C.F.R. Section 567.1 (a) for purposes of tangible and core capital requirements, and (ii) the term “risk weighted assets” as defined in 12 C.F.R. Section 567.5 (d) for purposes of the risk-based capital requirements.

      The Home Owners’ Loan Act (“HOLA”) permits savings associations not in compliance with the OTS capital standards to seek an exemption from certain penalties or sanctions for noncompliance. Such an exemption will be granted only if certain strict requirements are met, and must be denied under certain circumstances. If the OTS grants an exemption, the savings association still may be subject to enforcement actions for other violations of law or unsafe or unsound practices or conditions.

      Prompt Corrective Action. The prompt corrective action regulation of the OTS requires certain mandatory actions and authorizes certain other discretionary actions to be taken by the OTS against a savings association that falls within certain undercapitalized capital categories specified in the regulation.

      The regulation establishes five categories of capital classification: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Under the regulation, the risk-based capital, leverage capital, and tangible capital ratios are used to determine an institution’s capital classification. At December 31, 2001, the Bank met the capital requirements of a “well capitalized” institution under applicable OTS regulations.

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

      As of December 31, 2001, the Bank is categorized as “well capitalized” under the regulatory framework for Prompt Corrective Action (“PCA”) Rules. There are no conditions or events subsequent to December 31, 2001, that management believes have changed the Bank’s category. The following table compares the Bank’s actual capital ratios to those required by regulatory agencies to meet the minimum capital requirements required by the OTS and to be categorized as “well capitalized” under the PCA Rules for the periods indicated.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratios	Amount	Ratios	Amount	Ratios
(Dollars in thousands)
As of December 31, 2001:
Total capital to risk weighted assets	$169,278	12.70%	$106,619	8.00%	$133,274	10.00%
Core capital to adjusted tangible assets	154,981	8.36%	74,153	4.00%	92,692	5.00%
Tangible capital to adjusted tangible assets	154,981	8.36%	27,807	1.50%	n/a	n/a
Tier 1 capital to risk weighted assets	154,981	11.63%	n/a	n/a	79,965	6.00%
As of December 31, 2000:
Total capital to risk weighted assets	$151,914	12.23%	$99,407	8.00%	$124,259	10.00%
Core capital to adjusted tangible assets	140,387	8.01%	70,078	4.00%	87,598	5.00%
Tangible capital to adjusted tangible assets	140,387	8.01%	26,279	1.50%	n/a	n/a
Tier 1 capital to risk weighted assets	140,387	11.30%	n/a	n/a	74,555	6.00%

      Predatory Lending. The term “predatory lending,” much like the terms “safety and soundness” and “unfair and deceptive practices,” is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. But typically predatory lending involves at least one, and perhaps all three, of the following elements:

•	making unaffordable loans based on the assets of the borrower rather than on the borrower’s ability to repay an obligation (“asset-based lending”);

•	inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced (“loan flipping”); and

•	engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

      On December 14, 2001, the FRB amended its regulations aimed at curbing such lending. Compliance is not mandatory until October 1, 2002. The rule significantly widens the pool of high-cost home-secured loans covered by the Home Ownership and Equity Protection Act of 1994, a federal law that requires extra disclosures and consumer protections to borrowers. The following triggers coverage under the act:

•	interest rates for first lien mortgage loans in excess of 8 percentage points above comparable Treasury securities;

•	subordinate-lien loans of 10 percentage points above Treasury securities, and fees such as optional insurance and similar debt protection costs paid in connection with the credit transaction, when combined with points and fees if deemed excessive.

      In addition, the regulation bars loan flipping by the same lender or loan servicer within a year. Lenders also will be presumed to have violated the law, which states loans should not be made to individuals unable to repay them unless the lenders document that the borrower has the ability to repay. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid.

      The Company does not believe that it will be impacted by these rule changes, as the Bank does not engage in predatory lending practices.

      Loans-to-One Borrower Limitations. Savings associations generally are subject to the lending limits applicable to national banks. With certain limited exceptions, the maximum amount that a savings association or a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Savings associations are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single family dwelling in the development does not exceed $500,000; (ii) the savings association is in compliance with its fully phased-in capital requirements; (iii) the loans comply with applicable loan-to-value requirements, and (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. At December 31, 2001, the Bank’s loans-to-one-borrower limit was $27.3 million based upon the 15% of unimpaired capital and surplus measurement. At December 31, 2001, the Bank’s largest relationships consisted of one borrower with outstanding commitments of $18.8 million, which consisted of approximately 5 loans, with $9.5 million secured by commercial real estate in the Bank’s lending area, $8.9 million secured by non-residential collateral and one unsecured commercial loan. All of these loans were performing in accordance with their terms.

      Qualified Thrift Lender Test. Savings associations must meet a QTL test, which may be met either by maintaining a specified level of assets in qualified thrift investments as specified in HOLA or by meeting the definition of a “domestic building and loan association” in the Code. Qualified thrift investments are primarily residential mortgages and related investments, including certain mortgage-related securities. The required percentage of investments under HOLA is 65% of assets which the Code requires investments of 60% of assets. An association must be in compliance with the QTL test or the definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. As of December 31, 2001, the Bank was in compliance with its QTL requirements and met the definition of a domestic building and loan association.

      Affiliate Transactions. Transactions between a savings association and its “affiliates” are quantitatively and qualitatively restricted under the Federal Reserve Act. Affiliates of a savings association include, among other entities, the savings association’s holding company and companies that are under common control with the savings association.

      In general, a savings association or its subsidiaries are limited in their ability to engage in certain “covered transactions” with affiliates to an amount equal to 10% of the association’s capital and surplus, in the case of covered transactions with any one affiliate, and to an amount equal to 20% of such capital and surplus, in the case of covered transactions with all affiliates. In addition, a savings association and its subsidiaries may engage in covered transactions and certain other transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the savings association or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A “covered transaction” includes a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; a purchase of assets from an affiliate, with certain exceptions; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate.

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

      An application is required (1) if the savings association is not eligible for expedited treatment of its other applications under OTS regulations; (2) the total amount of all capital distributions (including the proposed capital distribution) for the applicable calendar year exceeds its net income for that year to date plus retained net income for the preceding two years; (3) the savings association would not be at least adequately capitalized, under the prompt corrective action regulations of the OTS following the distribution; or (4) the savings association’s proposed capital distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the savings association and the OTS (or the FDIC), or violate a condition imposed on the savings association in an OTS-approved application or notice.

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

      Community Reinvestment Act and the Fair Lending Laws. Savings associations have a responsibility under the Community Reinvestment Act (“CRA”) and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the “Fair Lending Laws”) prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities and the denial of certain applications. In addition, an institution’s failure to comply with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice.

      Effective January 1, 2002, the OTS raised the dollar amount limit in the definition of small business loans from $500,000 to $2.0 million, if used for commercial, corporate, business or agricultural purposes. Furthermore, the rule raises the aggregate level that a thrift can invest directly in community development funds, community centers and economic development initiatives in its communities from the greater of a quarter of 1% percent of total capital, or $100,000, to 1% of total capital, or $250,000.

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

      As a FHLB member, the Bank is required to own capital stock in a FHLB in an amount equal to the greater of: (i) 1% of its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year, or (ii) 5% of its FHLB advances (borrowings). At December 31, 2001, the Bank had $24.4 million in FHLB stock, which was in compliance with this requirement.

      The Gramm-Leach-Bliley Act made significant reforms to the FHLB system, including:

•	Expanded Membership — (i) expands the uses for, and types of, collateral for advances; (ii) eliminates bias toward QTL lenders; and (iii) removes capital limits on advances using real estate related collateral (e.g., commercial real estate and home equity loans).

•	New Capital Structure — each FHLB is allowed to establish two classes of stock: Class A is redeemable within six months of notice; and Class B is redeemable within five years notice. Class B is valued at 1.5 times the value of Class A stock. Each FHLB will be required to maintain minimum capital equal to 5% of equity. Each FHLB, including our FHLB of San Francisco, submitted capital plans for review and approval by the Federal Housing Finance Board.

•	Voluntary Membership — federally chartered savings associations, such as the Bank, are no longer required to be members of the system.

•	REFCorp Payments — changes the amount paid by the system on debt incurred in connection with the thrift crisis in the late 1980s from a fixed amount to 20% of net earnings after deducting certain expenses.

      At this time it is not possible to predict the impact, if any, such changes or capital plans will have on the Bank’s financial condition or results of operation.

      Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain a noninterest bearing allowance at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At December 31, 2001, the Bank was in compliance with these requirements.

Other Real Estate Lending Standards

      The OTS and the other federal banking agencies have jointly adopted uniform rules on real estate lending and related Interagency Guidelines for Real Estate Lending Policies. The uniform rules require that associations adopt and maintain comprehensive written policies for real estate lending. The policies must reflect consideration of the Interagency Guidelines and must address relevant lending procedures, such as loan-to-value limitations, loan administration procedures, portfolio diversification standards and documentation, approval and reporting requirements. Although the final rule did not impose specific maximum loan-to-value ratios, the related Interagency Guidelines state that such ratio limits established by an individual association’s board of directors should not exceed levels set forth in the Guidelines, which range from a maximum of 65% for loans secured by raw land to 85% for improved property. No limit is set for single family residence loans, but the guideline states that such loans exceeding a 95% loan-to-value ratio should have private mortgage insurance or some other form of credit enhancement. The Guidelines further permit a limited amount of loans that do not conform to these criteria.

EMPLOYEES

      The Company employed 271 full time equivalent persons at December 31, 2001. A union or collective bargaining group does not represent employees and the Company considers its employee relations to be satisfactory.

STATISTICAL FINANCIAL DATA

Loan Portfolio

Loans Receivable

      The Company’s loan portfolio is almost exclusively secured by real estate, concentrated primarily in the coastal counties of Southern California. The Bank’s principal lending activities consist of single family residential, single family construction and income property lending. The composition of the net growth in loans, from $1.6 billion at December 31, 2000, to $1.7 billion at December 31, 2001, includes increases in single family residential loans of $29.4 million, income property loans of $90.9 million and land loans of $3.3 million.

      The table below sets forth the composition of the Company’s loan portfolio as of the dates indicated.

	December 31,

	2001		2000		1999		1998		1997

	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
(Dollars in thousands)
Single family residential	$918,877	49.12%	$888,416	49.17%	$683,250	40.99%	$576,032	35.88%	$396,629	41.00%
Income property:
Multi-family(1)	255,183	13.64	253,039	14.00	222,616	13.36	250,876	15.62	225,738	23.33
Commercial(1)	248,092	13.26	200,372	11.09	232,938	13.98	222,558	13.86	111,893	11.57
Development(2)	227,190	12.14	203,894	11.28	148,092	8.88	78,425	4.88	7,310	0.76
Single family construction:
Single family residential(3)	159,224	8.51	195,983	10.85	274,697	16.48	275,888	17.18	107,989	11.16
Tract	—	—	3,495	0.19	24,056	1.44	85,942	5.35	68,653	7.10
Land(4)	50,984	2.72	46,520	2.57	59,095	3.55	69,581	4.33	39,475	4.08
Other	11,482	0.61	15,390	0.85	22,053	1.32	46,615	2.90	9,698	1.00

Gross loans receivable(5)	1,871,032	100.00%	1,807,109	100.00%	1,666,797	100.00%	1,605,917	100.00%	967,385	100.00%

Less:
Undisbursed funds	(137,484)		(171,789)		(196,249)		(256,096)		(108,683)
Deferred (fees) and costs, net	6,337		2,197		(1,295)		(5,919)		(7,177)
Allowance for credit losses	(30,602)		(29,450)		(24,285)		(17,111)		(13,274)

Net loans receivable	$1,709,283		$1,608,067		$1,444,968		$1,326,791		$838,251

(1)	Predominantly term loans secured by improved properties, with respect to which the properties’ cash flows are sufficient to service the Company’s loan.

(2)	Predominantly loans to finance the construction of income producing improvements. Also includes loans to finance the renovation of existing improvements.

(3)	Predominantly loans for the construction of individual and custom homes.

(4)	The Company expects that a majority of these loans will be converted into construction loans, and the land secured loans repaid with the proceeds of these construction loans, within 12 months.

(5)	Gross loans receivable includes the principal balance of loans outstanding, plus outstanding but unfunded loan commitments, predominantly in connection with construction loans.

      The table below sets forth the Company’s loan portfolio diversification by size.

	Year Ended December 31,

	2001		2000

	No. of	Gross	No. of	Gross
	Loans	Commitment	Loans	Commitment
(Dollars in thousands)
Loans in excess of $10.0 million:
Income property:
Commercial	2	$22,699	2	$22,027
Development	5	56,477	5	59,707

	7	$79,176	7	$81,734

Percentage of total gross loans		4.23%		4.52%
Loans between $5.0 and $10.0 million:
Single family residential	4	$25,036	5	$33,073
Income property:
Multi-family	1	7,651	—	—
Commercial	10	74,078	8	55,568
Development	12	76,545	13	90,672
Single family construction:
Single family residential	2	12,915	2	14,300
Land	2	11,200	1	6,501
Other	—	—	1	7,500

	31	$207,425	30	$207,614

Percentage of total gross loans		11.09%		11.49%
Loans less than $5.0 million		$1,584,431		$1,517,761

Gross loans receivable		$1,871,032		$1,807,109

      The table below sets forth the Company’s net loan portfolio composition, excluding net deferred fees and costs, as of the dates indicated.

	December 31, 2001		December 31, 2000

	Balance	Percent	Balance	Percent
(Dollars in thousands)
Single family residential	$913,255	52.68%	$883,814	54.04%
Income property:
Multi-family	254,530	14.68%	251,995	15.41%
Commercial	235,156	13.57%	187,680	11.48%
Development
Multi-family	102,682	5.92%	70,999	4.34%
Commercial	68,431	3.95%	59,264	3.63%
Single family construction:
Single family residential	104,158	6.01%	127,630	7.80%
Land	48,719	2.81%	45,450	2.78%
Other	6,617	0.38%	8,488	0.52%

Total	$1,733,548	100.00%	$1,635,320	100.00%

Single Family Residential Loans

      The Bank offers first mortgage loans secured by single family (one-to-four unit) residential properties located in the Bank’s primary lending area of the coastal counties of Southern California. At December 31, 2001, $918.9 million, or 49.12% of the total gross loan portfolio was secured by single family residential properties with an average loan size of $0.6 million, compared with $888.4 million, or 49.17% of the total gross loan portfolio and an average loan size of $0.5 million, at December 31, 2000.

      The Company originates single family residential loans principally through contact with, and submissions by, independent mortgage brokers. The Company pays a fee, generally ranging from 0.5% to 2.0% of the loan amount, to mortgage brokers in connection with its funding of certain loans. The practice and pricing are common for single family-secured loans originated throughout the Company’s market area.

Income Property Multi-family and Commercial Loans

      The Company originates loans secured by multi-family properties and commercial properties, such as office buildings, retail properties, industrial properties and various special purpose properties. The Company generates at least half of its new income property loans through existing customer relationships with the remainder through its network of approved brokers. The Company competes for such loans by providing highly responsive transaction execution, specialized market knowledge and expertise and a high customer service orientation. Multi-family and commercial loans accounted for $255.2 million, or 13.64%, and $248.1 million, or 13.26%, respectively, of the Bank’s total gross loan portfolio at December 31, 2001. The average loan size of the income producing properties portfolio was $0.8 million and $3.0 million during 2001 and 2000, respectively. At December 31, 2000, multi-family and commercial real estate loans consisted of $253.0 million, or 14.00%, and $200.4 million, or 11.09% of the Bank’s total gross loan portfolio, respectively.

Income Property — Development Loans

      During 2001, the Bank continued to emphasize its strategic niche as a provider of bridge loans to both apartment owners and income property investors. The Company’s experienced construction management group allows the Bank to manage risk appropriately, while providing a valuable source of funding to investors who want to renovate and upgrade their properties. At December 31, 2001, income property development loans accounted for $227.2 million, or 12.14% of the Bank’s total gross loan portfolio, compared with $203.9 million, or 11.28% of the Bank’s total gross loan portfolio at December 31, 2000.

Single Family Construction

      The Company provides individual home construction financing, primarily to local builders and, to a lesser extent, homeowners. Generally, the Company finances the construction of luxury custom homes throughout the coastal region of Southern California and elsewhere within the Company’s market area. A majority of the Company’s single family construction residential loans are originated through standing relationships between the Company’s loan officers and local builders, however, the Bank also maintains a small network of mortgage brokers for its loan production.

      The Company’s loan commitments generally include provisions for a portion of the cost of the acquired land and all of the costs of construction (including financing costs). Generally, the Company’s loan commitments cover between 70.0% and 75.0% of the total costs of construction (including the cost of land acquisition, the cost to construct the planned improvements and financing costs), with the borrower providing the remainder of the funds required at the date the Company records its financing commitment.

      The Company’s single family construction residential loans have initial terms of twelve to twenty-four months, with an option for the borrower to extend the loan for up to six months, subject to the Company’s then current evaluation of the status of construction, costs to and at completion, the as-completed valuation of the property, and other factors. Single family construction residential homes accounted for $159.2 million, or 8.51% of the total gross loan portfolio at December 31, 2001, with an average loan size of $1.6 million, compared with $196.0 million, or 10.85% of the total gross loan portfolio, and an average loan size of $1.4 million, at December 31, 2000.

      In 2001, the Company introduced a new construction to permanent loan program for owner-occupied properties. This program provides the Bank with a competitive edge in cross-selling additional loan products to our customers as well as enhancing the Bank’s relationships with these clients.

Single Family Construction — Tract Loans

      In the past, the Company provided financing to small-to-medium-sized developers of residential subdivisions located throughout Southern California. Generally, the Company’s tract loans financed land acquisition, site development and home construction.

      At December 31, 2001, there were no tract loans, compared with $3.5 million, or 0.19%, of the Bank’s total gross loan portfolio at December 31, 2000. The decrease in tract loans reflects the Bank’s decision to cease the origination of such loans for its portfolio, which was announced during the fourth quarter of 1998.

Consumer Lending

      During 2001, the Bank launched an overdraft protection program for its checking account customers. At December 31, 2001, the outstanding overdraft protection lines totaled $0.4 million. The Bank also offers a consumer lending product which includes automobile, recreational vehicle and boat loans, personal unsecured loans and personal unsecured lines of credit to its retail customers through a correspondent lending relationship and receives fee income based upon originations.

NEW BUSINESS GENERATION

      The Company extends credit pursuant to its lending policies covering loan applications, borrower financial information and legal and corollary agreements which support the vesting of title to the Company’s collateral, title policies, fire and extended liability coverage casualty insurance, credit reports, and other documents necessary to support each extension of credit. The real property collateral that secures the Company’s loans is appraised either by an independent fee appraiser or by one of the Company’s staff appraisers. The Company’s staff appraisers and the Company’s Chief Appraiser generally review independent fee appraisals. With few exceptions, all of the principal legal documents that support each extension of credit are prepared or reviewed by the Company’s in house legal staff or outside attorneys.

      The following table sets forth the approximate composition of the Company’s gross new loan commitments, net of internal refinances, for the periods indicated, in dollars and as a percentage of total loans originated.

	Year Ended December 31,

	2001		2000		1999

	Amount	%	Amount	%	Amount	%
(Dollars in thousands)
Single family residential(1)	$322,114	47.00%	$361,034	47.36%	$293,600	42.03%
Income property:
Multi-family(2)	82,779	12.08	63,366	8.32	21,800	3.12
Commercial(3)	62,475	9.12	66,118	8.68	61,400	8.79
Development(4)
Multi-family	43,962	6.41	93,462	12.27	61,500	8.80
Commercial	46,732	6.82	22,661	2.97	24,900	3.57
Single family construction:
Single family residential(5)	91,445	13.34	121,279	15.92	164,100	23.49
Tract(6)	—	—	—	—	12,100	1.73
Land(7)	35,849	5.23	34,063	4.47	51,500	7.37
Other(8)	14	0.00	49	0.01	7,700	1.10

Total	$685,370	100.00%	$762,032	100.00%	$698,600	100.00%

(1)	Includes unfunded commitments of $0.8 million, $0.3 million and $0.4 million at December 31, 2001, 2000 and 1999, respectively.

(2)	Includes unfunded commitments of $0.3 million and $0.5 million at December 31, 2001 and 2000, respectively. There were no unfunded commitments at December 31, 1999.

(3)	Includes unfunded commitments of $1.5 million, $0.9 million and $13.1 million at December 31, 2001, 2000 and 1999, respectively.

(4)	Includes unfunded commitments of $38.4 million, $64.9 million and $40.2 million December 31, 2001, 2000 and 1999, respectively.

(5)	Includes unfunded commitments of $44.9 million, $64.8 million and $72.3 million at December 31, 2001, 2000 and 1999, respectively.

(6)	There were no unfunded commitments at December 31, 2001 and 2000. Includes unfunded commitments of $2.5 million at December 31, 1999

(7)	Includes unfunded commitments of $2.0 million $0.4 million and $4.0 million at December 31, 2001, 2000 and 1999, respectively.

(8)	There were no unfunded commitments at December 31, 2001 and 2000. Includes unfunded commitments of $7.5 million at December 31, 1999.

      The table below summarizes the maturities for fixed rate loans and the repricing intervals for adjustable rate loans as of December 31, 2001.

	Principal Balance

	Fixed Rate	Adjustable Rate	Total
(Dollars in thousands)
Interval:
<3 months	$26,585	$1,326,057	$1,352,642
>3 to 6 months	1,733	357,980	359,713
>6 to 12 months	5,179	21,831	27,010
>1 to 2 years	2,152	—	2,152
>2 to 5 years	8,303	—	8,303
>5 to 10 years	19,526	—	19,526
>10 to 20 years	14,876	—	14,876
More than 20 years	86,810	—	86,810

Gross loans receivable	$165,164	$1,705,868	$1,871,032

      At December 31, 2001, the Bank’s loans-to-one-borrower limit was $27.3 million based upon the 15.0% of unimpaired capital and surplus measurement. At December 31, 2001, the Bank’s largest relationships consisted of one borrower with outstanding commitments of $18.8 million, which consisted of approximately 5 loans, with $9.5 million secured by commercial real estate in the Bank’s lending area, $8.9 million secured by non-residential collateral and one unsecured commercial loan. All of these loans were performing in accordance with their terms.

      Approximately 97.8% and 97.4% of the Bank’s loan portfolio were concentrated in Southern California at December 31, 2001 and 2000, respectively.

      The table below sets forth, by contractual maturity, the Company’s loan portfolio at December 31, 2001. The table below is based on contractual loan maturities and does not consider amortization and prepayments of loan principal.

	Maturing in:

		Over	Over
		One Year	Five Years		Total
	Less than	Through	Through	Over	Loans
	One Year	Five Years	Ten Years	Ten Years	Receivable
(Dollars in thousands)
Single family residential	$1,579	$31,529	$148,059	$737,710	$918,877
Income property:
Multi-family	12,481	42,960	86,166	113,576	255,183
Commercial	41,639	85,887	117,419	3,147	248,092
Development	160,566	66,624	—	—	227,190
Single family construction:
Single family residential	125,235	33,989	—	—	159,224
Tract	—	—	—	—	—
Land	29,414	18,959	2,409	202	50,984
Other	4,310	3,076		4,096	11,482

Gross loans receivable(1)	$375,224	$283,024	$354,053	$858,731	1,871,032

Less:
Undisbursed funds					(137,484)
Deferred (fees) and costs, net					6,337
Allowance for estimated credit losses					(30,602)

Net loans receivable					$1,709,283

(1)	Gross loans receivable includes the principal balance of loans outstanding plus outstanding but unfunded loan commitments, predominantly in connection with construction loans.

ASSET QUALITY

      The Company has an asset review and classification system to establish specific and general allowances for credit losses and to classify assets and groups of assets. The Company’s problem asset classifications are discussed below.

Nonaccrual Loans

      The Company generally ceases to accrue interest on any loan with respect to which the loan’s contractual payments are more than 90 days delinquent, as well as loans classified substandard for which interest payment reserves were established from loan funds rather than borrower funds. In addition, interest is not recognized on any loan for which management has determined that collection of the Company’s investment in the loan is not reasonably assured. A nonaccrual loan may be restored to accrual status when delinquent principal and interest payments are brought current, the loan is paying in accordance with its payment terms for a period, typically between three to six months, and future monthly principal and interest payments are expected to be collected.

Classified Assets

      OTS regulations require insured institutions to classify their assets in accordance with established policies and procedures. A classified asset is an asset classified substandard, doubtful or loss. Loans that are not classified are categorized as pass or special mention. The severity of an asset’s classification is dependent upon, among other things, the institution’s risk of loss, the borrower’s performance, the characteristics of the institution’s security, and the local market conditions, among other factors.

      The Company automatically classifies as substandard (1) real estate owned (“REO”), (2) loans delinquent 90 or more days, and (3) other loans that have been adversely classified pursuant to OTS regulations and guidelines (“performing/classified”). Performing loans are classified consistent with the Company’s classification policies.

      The table below sets forth information concerning the Company’s risk elements as of the dates indicated. Classified assets include REO, nonaccrual loans and performing loans which have been adversely classified pursuant to the Company’s classification policies and OTS regulations and guidelines (“performing/classified” loans).

	December 31,

	2001	2000	1999	1998	1997
(Dollars in thousands)
Risk elements:
Nonaccrual loans(1)	$20,666	$31,601	$44,031	$47,688	$15,396
Real estate owned, net	1,312	2,859	5,587	4,070	9,859

	21,978	34,460	49,618	51,758	25,255
Performing loans classified substandard or lower(2)	37,341	40,642	25,646	45,397	35,845

Total classified assets	$59,319	$75,102	$75,264	$97,155	$61,100

Total classified loans	$58,007	$72,243	$69,677	$93,085	$51,241

Loans restructured and paying in accordance with modified terms(3)	$4,506	$14,933	$15,394	$27,334	$25,631

Gross loans before allowance for credit losses	$1,739,885	$1,637,517	$1,469,253	$1,343,902	$851,525

Loans receivable, net of specific allowance and deferred (fees) and costs	$1,736,310	$1,631,721	$1,468,445	$1,338,718	$847,647

Delinquent loans
30 - 89 days	$2,742	$12,407	$9,063	$37,308	$4,435
90+ days	4,982	14,509	14,916	13,832	10,793

Total delinquent loans	$7,724	$26,916	$23,979	$51,140	$15,228

Allowance for credit losses:
General	$27,027	$23,654	$23,477	$11,927	$9,396
Specific(4)	3,575	5,796	808	5,184	3,878

Total allowance for credit losses	$30,602	$29,450	$24,285	$17,111	$13,274

Total allowance for credit losses to loans receivable, net of specific allowance and deferred (fees) and costs	1.76%	1.80%	1.65%	1.28%	1.57%

Total general allowance for credit losses to loans receivable, net of specific allowance and deferred (fees) and costs	1.56%	1.45%	1.60%	0.89%	1.11%

Core capital	$154,981	$140,387	$127,160	$108,673	$69,906

Risk-based capital	$169,278	$151,914	$139,815	$119,400	$78,454

Ratio of classified assets to:
Loans receivable, net of specific allowance and deferred (fees) and costs	3.42%	4.60%	5.13%	7.26%	7.21%

Bank core capital and general allowance for credit losses	32.59%	45.78%	49.96%	80.56%	77.05%

Core capital	38.28%	53.50%	59.19%	89.40%	87.40%

Risk-based capital	35.04%	49.44%	53.83%	81.37%	77.88%

(1)	The interest income recognized on loans that were on nonaccrual status at December 31, 2001, 2000, 1999, 1998 and 1997 was $0.2 million, $1.7 million, $2.3 million, $3.3 million and $0.9 million, respectively. If these loans had been performing for the entire year, the income recognized would have been $1.8 million, $3.3 million, $4.5 million, $4.9 million and $1.4 million for 2001, 2000, 1999, 1998 and 1997, respectively.

(2)	Excludes nonaccrual.

(3)	Troubled debt restructured loans (“TDRs”) not classified and not on nonaccrual.

(4)	In December 2000, a $5.2 million specific allowance was identified for one nonaccrual commercial loan, whose major tenant filed for Chapter 11 bankruptcy protection. The required allowance was reclassified from general allowance to specific allowance. A 51% controlling interest in this tenant was acquired by a strong investor during 2001. During the third quarter, the tenant ratified a renegotiated lease, which enabled the Bank to revise its internal valuation and consequently, reduce the specific allowance for this loan to $3.0 million.

      Nonaccrual loans totaled $20.7 million at December 31, 2001 (or 1.11% of total assets), compared with nonaccrual loans of $31.6 million (or 1.80% of total assets) at December 31, 2000. Included in nonaccrual loans at December 30, 2001, were two single family residential loans with balances of $1.0 million or more representing $5.5 million, or 26.40% of total nonaccrual loans. The average loan to value (“LTV”) for these two loans was 58.10%. Nonaccrual loans also consisted of one income property construction loan with a balance of $11.5 million, or 55.50% of total nonaccrual loans. In December 2000, a $5.2 million specific allowance was identified for one nonaccrual commercial loan, whose major tenant filed for Chapter 11 bankruptcy protection. The required allowance was reclassified from general allowance to specific allowance. A 51% controlling interest in this tenant was acquired by a strong investor during 2001. During the third quarter, the tenant ratified a renegotiated lease, which enabled the Bank to revise its internal valuation and consequently, reduce the specific allowance for this loan to $3.0 million. Other classified loans were $37.3 million at December 31, 2001, compared with $40.6 million at December 31, 2000. Delinquent loans totaled $7.7 million at December 31, 2001, compared with $26.9 million at December 31, 2000.

      The table below sets forth information concerning the Company’s gross classified loans, by category, as of December 31, 2001.

	Nonaccrual	Other
	Loans	Classified Loans	Total
(Dollars in thousands)
Single family residential	$6,438	$8,857	$15,295
Income property:
Commercial	—	16,123	16,123
Development	11,469	8,498	19,967
Single family construction:
Single family residential	2,187	2,499	4,686
Land	572	1,364	1,936

Gross classified loans	$20,666	$37,341	$58,007

Allowance for Credit Losses

      In accordance with the SEC Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues,” and the newly released Federal Financial Institutions Examination Council (“FFIEC”) guidelines, management establishes specific allowances for credit losses on individual loans when it has determined that recovery of the Company’s gross investment is not probable and when the amount of loss can be reasonably determined. On a quarterly basis, management completes a loan loss allowance analysis that provides for an adequate balance in the allowance for credit losses. Management evaluates the allowance for credit losses in accordance with accounting principles generally accepted in the United States of America (“GAAP”), within the guidance established by SFAS No. 5, “Accounting for Contingencies,” and SFAS No. 114, as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan,” as well as standards established by regulatory Interagency Policy Statements on the Allowance for Loan and Lease Losses (“ALLL”). In making this determination, management considers (1) the status of the asset, (2) the probable future status of the asset, (3) the value of the asset or underlying collateral and (4) management’s intent with respect to the asset. In quantifying the loss, if any, associated with individual loans and REO, management utilizes external sources of information (i.e., appraisals, price opinions from real estate professionals, comparable sales data and internal estimates). In establishing specific allowances for impaired loans, in accordance with SFAS No. 114, management estimates the revenues expected to be generated from disposal of the Company’s collateral or owned property, less construction and renovation costs (if any), holding costs and transaction costs. Other methods can be used to estimate impairment (market price or present value of expected future cash flows discounted at the loan’s original interest rate).

      The Company maintains an allowance for credit losses, which is not tied to individual loans or properties (General Valuation Allowances, or “GVA”). GVAs are maintained for each of the Company’s principal loan segments and supplemented by periodic additions through provisions for credit losses. In measuring the adequacy of the Company’s GVA, management considers (1) the Company’s historical loss experience for each loan portfolio segment and in total, (2) the historical migration of loans within each portfolio segment and in total (i.e., from performing to nonperforming, from nonperforming to REO), (3) observable trends in the performance of each loan portfolio segment, (4) observable trends in the region’s economy and in its real property markets, and (5) additional analyses to validate the reasonableness of the estimate of credit losses. The GVA level, based on the OTS Examiner Benchmark and review of peer information, is used to establish a range, which supports the reasonableness of the Bank’s GVA balance. The GVA includes an unallocated amount. The unallocated allowance is based upon management’s evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include other general economic and business conditions affecting our key lending areas. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies.”

      The table below summarizes the Company’s allowance for credit losses by category for the periods indicated.

	December 31,

	2001	2000	1999	1998	1997
(Dollars in thousands)
Dollars:
Single family residential	$9,878	$8,075	$7,095	$7,836	$6,671
Income property:
Multi-family	2,009	906	646	1,063	2,000
Commercial	4,531	4,236	6,907	4,334	2,252
Development	8,420	7,877	2,067	354	—
Single family construction:
Single family residential	2,679	4,382	3,946	789	503
Tract	—	693	855	1,092	817
Land	1,818	1,914	1,470	293	162
Other	144	260	311	1,082	226
Unallocated	1,123	1,107	988	268	643

Total	$30,602	$29,450	$24,285	$17,111	$13,274

Percentage of year end allowance:
Single family residential	32.28%	27.42%	29.22%	45.80%	50.26%
Income property:
Multi-family	6.57	3.08	2.66	6.21	15.07
Commercial	14.80	14.38	28.44	25.33	16.97
Development	27.52	26.75	8.51	2.07	—
Single family construction:
Single family residential	8.75	14.88	16.25	4.61	3.79
Tract	—	2.35	3.52	6.38	6.15
Land	5.94	6.50	6.05	1.71	1.22
Other	0.47	0.88	1.28	6.32	1.70
Unallocated	3.67	3.76	4.07	1.57	4.84

Total	100.00%	100.00%	100.00%	100.00%	100.00%

Percentage of reserves to total gross loans(1) by category:
Single family residential	1.08%	0.91%	1.04%	1.36%	1.68%
Income property:
Multi-family	0.79	0.36	0.29	0.42	0.89
Commercial	1.83	2.11	2.97	1.95	2.01
Development	3.71	3.86	1.40	0.45	—
Single family construction:
Single family residential	1.68	2.24	1.44	0.29	0.47
Tract	—	19.83	3.55	1.27	1.19
Land	3.57	4.11	2.49	0.42	0.41
Other	1.25	1.69	1.41	2.32	2.33
Total	1.64%	1.63%	1.46%	1.07%	1.37%

(1)	Percent of allowance for credit losses to gross loan commitments, which include the outstanding but undisbursed portion of such commitments. The change in the percentage of allowance to total loans by category is a result of different levels of classified assets within each category.

      The table below summarizes the activity of the Company’s allowance for credit losses for the periods indicated.

	Year Ended December 31,

	2001	2000	1999	1998	1997
(Dollars in thousands)
Average loans outstanding	$1,696,785	$1,547,206	$1,411,697	$1,081,382	$745,197

Total allowance for credit losses at beginning of period	$29,450	$24,285	$17,111	$13,274	$13,515
Provision for credit losses	3,400	6,000	12,000	7,135	5,137
Charge-offs:
Single family residential	(2,289)	(354)	(1,910)	(1,178)	(3,472)
Income property:
Multi-family	(26)	—	(186)	(1,038)	(1,745)
Commercial	—	(573)	(512)	(815)	—
Single family construction:
Single family residential	(43)	—	—	(267)	—
Tract	—	(147)	—	—	—
Land	—	—	(1,140)	—	(150)
Other	—	(10)	(1,124)	—	(11)
Recoveries:
Single family residential	—	—	—	—	—
Income property:
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Single family construction:
Single family residential	—	—	—	—	—
Tract	—	—	—	—	—
Land	—	—	—	—	—
Other	110	249	46	—	—

Net charge-offs	(2,248)	(835)	(4,826)	(3,298)	(5,378)

Total allowance for credit losses at end of period	$30,602	$29,450	$24,285	$17,111	$13,274

Ratio of net charge-offs to average loans outstanding during the period	0.13%	0.05%	0.34%	0.30%	0.72%
Ratio of allowance to average loans outstanding	1.80%	1.90%	1.72%	1.58%	1.78%

Real Estate Owned

      Real estate acquired in satisfaction of loans is transferred to real estate owned at estimated fair values, less any estimated disposal costs. The difference between the fair value of the real estate collateral and the loan balance at the time of transfer is recorded as a loan charge off if fair value is lower. Any subsequent declines in the fair value of the REO after the date of transfer were recorded through a write-down of the asset. Prior to 2000, any subsequent declines in the fair value of the REO after the date of transfer were recorded through the establishment of, or additions to allowance. The Company’s investment in REO decreased from $2.9 million to $1.3 million, or 54.11%, from December 31, 2000 to 2001, respectively.

      The table below summarizes the composition of the Company’s portfolio of real estate owned properties as of the dates indicated.

	December 31,

	2001	2000	1999
(Dollars in thousands)
Single family residential	$1,312	$2,859	$1,218
Land	—	—	4,398	(1)

Gross investment	1,312	2,859	5,616
Allowance for losses	—	—	(29)

Real estate owned, net	$1,312	$2,859	$5,587

(1)	In December 1999, the Bank acquired 18 lots of a tract development in La Quinta, California with a carrying value of $4.4 million.

      The table below summarizes the changes in valuation of the REO portfolio for the periods indicated.

	Year Ended December 31,

	2001	2000	1999	1998	1997
(Dollars in thousands)
Total allowance for losses at beginning of period	$—	$29	$45	$2,563	$11,871
Provision for losses	—	—	80	60	913
Charge-offs	—	(29)	(96)	(2,578)	(10,221)

Total allowance for losses at end of period	$—	$—	$29	$45	$2,563

Investment Securities

      The Company has authority to invest in a variety of investment securities, including U.S. Government and agency securities, mortgage-backed securities and corporate securities. However, in recent years the Company’s strategy has been to deploy its assets through loan originations, rather than purchases of investment securities. As a result, the investment activity has been steadily decreasing over the last six years, and during 2001, 2000 and 1999 there was no investment activity. The Company classifies all securities acquired as available-for-sale under GAAP, and thus the securities are carried at fair value, with unrealized gains and losses excluded from income and reported as a separate component of stockholders’ equity, net of taxes.

Sources of Funds

      The Company’s principal sources of funds in recent years have been deposits obtained on a retail basis through its branch offices and, to a lesser extent, advances from the FHLB. In addition, funds have been obtained from maturities and repayments of loans and securities, and sales of loans, securities and other assets, including real estate owned.

Deposits

      At December 31, 2001, the Company operated eight retail-banking locations with three primary product lines; (1) checking and savings accounts, (2) money market accounts, and (3) certificates of deposit. Six of these branches are located in the South Bay area of Los Angeles County, one is located in the San Fernando Valley area of Los Angeles County and the other is located near the border of Los Angeles and Ventura Counties. In March 2002, the Company opened its ninth retail branch in Gardena, California. At December 31, 2001, the Company’s retail branches carried average deposit balances of $240.3 million and

$108.1 million in the Valley and South Bay regions, respectively, which is substantially higher than most local banking companies. The Company does not operate a money desk or otherwise solicit Brokered Deposits.

      The Company has several types of deposit accounts principally designed to attract short term deposits. The table below summarizes the twelve month average on deposits and the weighted average interest costs incurred thereon during the periods indicated. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest Income.”

	Year Ended December 31,

	2001			2000			1999

		Weighted			Weighted			Weighted
		Average	Percent		Average	Percent		Average	Percent
	Amount	Cost	of Total	Amount	Cost	of Total	Amount	Cost	of Total
(Dollars in thousands)
Noninterest checking	$32,956	—	2.69%	$31,174	—	2.67%	$24,469	—	2.32%
Checking/ NOW	49,014	2.48%	4.00	39,609	2.46%	3.39	35,105	2.16%	3.33
Passbook	35,345	2.52%	2.89	26,658	2.18%	2.28	27,666	3.31%	2.62
Money market	215,243	3.94%	17.58	180,815	4.99%	15.46	156,538	4.37%	14.85
Certificates of deposit(1)	892,016	5.54%	72.84	891,037	5.94%	76.20	810,392	5.22%	76.88

Total	$1,224,574	5.04%	100.00%	$1,169,293	5.58%	100.00%	$1,054,170	4.94%	100.00%

(1)	Includes $60.0 million of state deposits placed by the State of California with the Company. See “Note 7 — Deposits” for certificates of deposit with balances > $100,000.

FHLB Advances

      A primary alternate funding source for the Company is a credit line with the FHLB with a maximum advance of up 40% of the Company’s total assets based on qualifying collateral. The FHLB system functions as a source of credit to savings institutions which are members of the FHLB. Advances are secured by the Company’s mortgage loans and the capital stock of the FHLB owned by the Company. Subject to the FHLB’s advance policies and requirements, these advances can be requested for any business purpose in which the Company is authorized to engage. In granting advances, the FHLB considers a member’s creditworthiness and other relevant factors. At December 31, 2001, the Company had an approved line of credit with the FHLB for a maximum advance of up to 40% of total assets ($749.3 million as of December 31, 2001) based on qualifying collateral. At December 31, 2001, the Company had fourteen FHLB advances outstanding totaling $484.0 million which had a weighted averaged interest rate of 4.27% and a weighted average remaining maturity of 3 years and 4 months.

Senior Notes

      On December 31, 1997, the Company issued $40.0 million of Senior Notes due 2004 (“Senior Notes”) in a private placement, which included registration rights. Interest on the Senior Notes is payable semi-annually at the stated interest rate of 12.50%. On or after December 31, 2002, the 1997 Senior Notes will be redeemable at any time at the option of the Company, in whole or in part, at the redemption price of 106.25% for the twelve month period beginning December 31, 2002, and 103.125% beginning December 31, 2003, and thereafter until maturity.

      In September 2001, the Company authorized up to $5.0 million for the repurchase of shares of its common stock and to retire Senior Notes. This increased the amount previously authorized. The Company announced two 5% repurchase authorizations in March 2000 and July 2000, which authorized an aggregate of approximately 541,000 shares, and an additional 77,000 shares in April 2001. As of December 31, 2001, cumulative repurchases included 555,319 shares at an average price of $11.74. The Company has also repurchased $14.2 million in Senior Notes at an average price of 102.2% of par value.

Capital Securities

      On March 28, 2001 and November 28, 2001, HFC Capital Trust I (“Trust I”) and HFC Capital Trust II (“Trust II”), respectively, statutory business trusts and wholly owned subsidiaries of the Company, issued $9.0 million of 10.18% fixed rate capital securities (the “Capital Securities I”) and $5.0 million of floating rate capital securities (the “Capital Securities II”), respectively. The Capital Securities, which were issued in separate private placement transactions, represent undivided preferred beneficial interests in the assets of the respective Trusts. The Company is the owner of all the beneficial interests represented by the common securities of Trust I and Trust II (the “Common Securities I” and “Common Securities II”) (together with the “Capital Securities I” and “Capital Securities II” and, collectively the “Trust Securities”). Trust I and Trust II exist for the sole purpose of issuing the Trust Securities and investing the proceeds thereof in 10.18% fixed rate and floating rate, respectively, junior subordinated deferrable interest debentures (the “Junior Subordinated Debentures I” and “Junior Subordinated Debentures II”) issued by the Company and engaging in certain other limited activities. Interest on the Capital Securities is payable semi-annually.

      The Junior Subordinated Debentures I held by Trust I will mature on June 8, 2031, at which time the Company is obligated to redeem the Capital Securities I. The Capital Securities I are callable, in whole or in part, at par value after ten years. The proceeds were used to repurchase $7.2 million of its Senior Notes at an average price of 101.4% of par value.

      The floating rate on the Capital Securities II, with an initial start rate of 5.97%, reprices semi-annually based on the index of six month LIBOR plus a spread of 3.75%, with a cap of 11.00% through December 8, 2006. The Junior Subordinated Debentures II held by Trust II will mature on December 8, 2031, at which time the Company is obligated to redeem the Capital Securities II. The Capital Securities II are callable, in whole or in part, at par value after five years. The proceeds were used to repurchase $4.0 million of its Senior Notes at an average price of 105.0% of par value.

Item 2.     Properties

      As of December 31, 2001, the Company had eight leased and two wholly owned properties. The leased properties included its corporate headquarters, seven branch offices (two of which were ground leases for sites on which the Company has built branch offices), and one warehouse. All of the properties owned or leased by the Company are in Southern California.

      The following table summarizes the Company’s owned and leased properties at December 31, 2001, and, with respect to leased properties, highlights the principal terms and net book values of the owned properties and leasehold improvements. None of the leases contain any unusual terms and are all “net” or “triple net” leases.

	Expiration	Renewal	Monthly	Square	Net
	of term	Options	Rental	Feet	Book Value

Leased:
El Segundo Corporate	11/30/05	One 5-year	$105,348	61,190	$472,274
Torrance Branch(1)	12/31/01	One 5-year	18,578	7,343	—
Torrance Branch(2)	08/31/05	N/A	8,600	4,300	159,859
Westlake Branch	06/30/10	Two 5-year	15,113	7,700	100,523
Manhattan Beach Branch	10/30/10	Four 5-year	4,590	4,590	26,605
Warehouse	06/30/01	Two 3-year	4,100	10,000	60,637
Tarzana Branch	01/31/05	Five 5-year	3,589	3,352	2,050
Redondo Beach Branch	04/30/04	Two 5-year	4,128	1,403	62,562
Hermosa Beach Branch	09/01/05	Four 5-year	2,413	588	59,736

Total			$166,459	100,466	$944,246

Owned:
Hawthorne Branch				10,000	$141,594
Westchester Branch				8,800	327,554
Manhattan Beach Branch (building only)(3)				4,590	26,605
Tarzana Branch (building only)(3)				3,352	2,050

Total				26,742	$497,803

(1)	The Torrance branch lease was terminated on December 31, 2001, due to the relocation of the branch.

(2)	The new Torrance branch lease began on November 1, 2001, for the new location.

(3)	Ground lease only; building and improvements are owned by the Company but revert to the landlord upon termination of the lease.

      The Bank utilizes a client-server computer system with use of various third-party vendors’ software for retail deposit operations, loan servicing, accounting and loan origination functions. The net book value of the Bank’s electronic data processing equipment, including personal computers and software, was $0.5 million at December 31, 2001.

      At December 31, 2001, the net book values of the Company’s office property, and furniture, fixtures and equipment, excluding data processing equipment, were $3.7 million. See “Note 6 — Office Property and Equipment.” The Company believes that all of the above facilities are in good condition and are adequate for the Company’s present operations.

Item 3.     Legal Proceedings

Litigation

      In January 2002, the Court confirmed the settlement of the construction defect case entitled Marine Village Townhomes Homeowners’ Association v. Hawthorne Savings and Loan Association in which the Bank was a defendant. The terms of the settlement are confidential, but the settlement did not have an adverse impact on the Company’s results of operations.

      In April 2001, the Superior Court of the State of California, County of Los Angeles granted Plaintiff’s motion to reinstate a construction defect case entitled Stone Water Terrace HOA v. Hawthorne Savings and Loan Association, in which the Bank was named as a defendant. The case had previously been dismissed because Plaintiff failed to take certain actions to prosecute its case. In this action, Plaintiff alleges, under several theories of recovery, that the Bank is responsible for construction defects in a multi-unit condominium complex. The Bank initially provided construction loans to the developer, but took over the completion of a portion of the project after the developer defaulted. Plaintiff seeks damages in an unspecified amount, plus punitive damages. The Bank denies the allegations in the complaint and has cross-complained against all of the subcontractors for indemnity. Discovery has not commenced, but Plaintiffs have indicated that damages may exceed $800,000. Although the Bank intends to vigorously defend its position in these actions and to seek indemnification from the responsible parties, there can be no assurances that the Company will prevail. In addition, the inherent uncertainty of jury or judicial verdicts makes it impossible to determine with certainty the Company’s maximum exposure in this action, although based upon the information developed to date, the Company believes its exposure will not exceed the amounts indicated by Plaintiffs. However, it is probable that the Company will incur substantial legal fees defending this matter.

      The Company is involved in a variety of other litigation matters in the ordinary course of its business, and anticipates that it will become involved in new litigation matters from time to time in the future. Based on the current assessment of these other matters, management does not presently believe that any one of these existing other matters is likely to have material adverse impact on the Company’s financial condition, result of operations or cash flows. However, the Company will incur legal and related costs concerning the litigation and may from time to time determine to settle some or all of the cases, regardless of management’s assessment of the Company’s legal position. The amount of legal defense costs and settlements in any period will depend on many factors, including the status of cases (and the number of cases that are in trial or about to be brought to trial) and the opposing parties’ aggressiveness in pursuing their cases and their perception of their legal position. Further, the inherent uncertainty of jury or judicial verdicts makes it impossible to determine with certainty the Company’s maximum cost in any pending litigation. Accordingly, the Company’s litigation costs and expenses may vary materially from period to period, and no assurance can be given that these costs will not be material in any particular period.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of stockholders during the fourth quarter of 2001.

Item 4A.     Executive Officers

      The following table sets forth, as of February 28, 2002, the names and ages of all executive officers of the Company, indicating their positions and principal occupation.

Name	Age	Position with the Company and Prior Experience

Simone Lagomarsino	40	President and Chief Executive Officer of Hawthorne Financial Corporation and Hawthorne Savings, F.S.B., since December 1999. Executive Vice President and Chief Financial Officer of Hawthorne Financial and Hawthorne Savings, F.S.B., from February 1999 through December 1999. Executive Vice President and Chief Financial Officer of First Plus Bank from March 1998 to February 1999. Senior Vice President, Finance of Imperial Financial Group from March 1997 to March 1998. Senior Vice President and Chief Financial Officer of Ventura County National Bank from March 1995 to March 1997 (Ventura County National Bank was sold to City National Bank in January 1997). Financial advisor Prudential Securities September 1993 to March 1995.
Karen C. Abajian	39	Executive Vice President and Chief Financial Officer of Hawthorne Financial Corporation and Hawthorne Savings, F.S.B., since April 2000. Senior Vice President and Controller of Imperial Bank from May 1993 to March 2000.
Jacqueline Calhoun	32	Senior Vice President and Chief Credit Officer of Hawthorne Savings, F.S.B., since October 2001. Senior Consultant of Unicon Financial Services, Inc. from January 2000 to October 2001. Senior Vice President of American International Bank from January 1998 to January 2000. Credit Administration consultant from January 1997 to January 1998.
Gerald Carruthers	59	Executive Vice President and Chief Lending Officer of Hawthorne Savings, F.S.B., since December 2001. Senior Vice President of Washington Mutual from 1997 to 2000. Senior Vice President of First Interstate Bank from 1986 to 1996.
David L. Hardin	48	Executive Vice President of Hawthorne Savings, F.S.B., since September 1993. Executive Vice President and Director, Retail Banking of Downey Savings from February 1992 to September 1993. Executive Vice President and Chief Retail Officer of Valley Federal Savings from November 1990 to February 1992.
Eileen Lyon	44	Senior Vice President, General Counsel, and Corporate Secretary of Hawthorne Financial Corporation and Hawthorne Savings, F.S.B., since February 2000. Partner with Manatt, Phelps & Phillips, LLP, from 1993 to February 2000.
Marilyn J. Momeny	49	Senior Vice President and Human Resources Manager of Hawthorne Savings, F.S.B., since February 2002. Human Resource consultant from 1999 through 2002. Vice President of Automatic Data Processing, Inc., from 1998 to 1999. Human Resources Director of Automatic Data Processing, Inc., from 1993 through 1998.
Charles B. Stoneburg	59	Executive Vice President and Chief Operating Officer of Hawthorne Savings, F.S.B., since August 1993. President of Semper Enterprises Inc., from August 1981 to July 1993. Executive Vice President of FiServ Corporation from September 1972 to August 1981.
Carol Ward	47	Senior Vice President of Hawthorne Savings, F.S.B., since November 2001. Independent consultant from March 1999 to November 2001. Executive Vice President of Mercantile National Bank from June 1996 to March 1999.

PART II

Item 5.     Market for Registrant’s Common Stock and Related Stockholder Matters

Market Prices of Common Stock

      The common stock of the Company (“Common Stock”) is traded on the Nasdaq National Market under the symbol “HTHR.” Mellon Investor Services LLC is the Company’s transfer agent and registrar, and is able to respond to inquiries from shareholders on their website: www.melloninvestor.com or through their mailing address: P.O. Box 3315, South Hacksensack, New Jersey, 07606. The following table sets forth the high and low sales prices of the Common Stock as reported by Nasdaq for the periods indicated below.

	High	Low

Year ended December 31, 2001
First quarter	$17.00	$14.50
Second quarter	18.20	15.56
Third quarter	20.42	17.65
Fourth quarter	20.00	18.03

Year ended December 31, 2000
First quarter	$11.50	$7.64
Second quarter	8.75	7.38
Third quarter	12.00	7.75
Fourth quarter	15.00	11.00

Stockholders

      As of March 20, 2002, there were approximately 400 holders of record.

Dividends

      It is the present policy of the Company to retain earnings to provide funds for use in its business. The Company has not paid cash dividends on the Common Stock during the past several years and does not anticipate doing so in the foreseeable future.

      As a holding company whose only significant asset is the common stock of the Bank, the Company’s ability to pay dividends on its common stock and to conduct business activities directly or in non-banking subsidiaries depends significantly on the receipt of dividends or other distributions from the Bank. Federal banking laws and regulations, including the regulations of the OTS, limit the Bank’s ability to pay dividends to the Company. The Bank generally may not declare dividends or make any other capital distribution to the Company if, after the payment of such dividends or other distribution, the Bank would fall within any of the three undercapitalized categories under the prompt corrective action standards established by the OTS and the other federal banking agencies. Another regulation of the OTS also limits the Company’s ability to pay dividends and make other capital distributions in a manner that depends upon the extent to which it meets regulatory capital requirements. In addition, HOLA generally requires savings association subsidiary of a savings and loan holding company to give the OTS at least 30 days advance notice of any proposed dividends to be made on its guarantee, permanent or other non-withdrawable stock or else the dividend will be invalid. See “Item 1. Business — Regulation of the Bank — Capital Distribution Limitations.” Further, the OTS may prohibit any dividend or other capital distribution that it determines would constitute an unsafe or unsound practice. In addition to the regulation of dividends and other capital distributions, there are various statutory and regulatory limitations on the extent to which the Bank can finance or otherwise transfer funds to the Company or any of its non-banking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases. The director of the OTS may further restrict these transactions in the interest of safety and soundness.

Item 6.     Selected Financial Data

      The selected financial data presented below is derived from the audited consolidated financial statements of the Company and should be read in conjunction with the Consolidated Financial Statements presented elsewhere herein.

	At or for the Year Ended December 31,

	2001		2000	1999	1998	1997
(In thousands, except per share data)
Consolidated statements of income:
Interest revenues	$147,686		$148,988	$132,747	$106,992	$75,616
Interest costs	(85,670)		(88,682)	(73,626)	(61,874)	(43,825)

Net interest income	62,016		60,306	59,121	45,118	31,791
Provision for credit losses	(3,400)		(6,000)	(12,000)	(7,135)	(5,137)

Net interest income after provision for credit losses	58,616		54,306	47,121	37,983	26,654
Noninterest revenues	5,630		8,094	7,820	4,653	3,588
Income/(loss) from real estate operations, net	205		(924)	324	1,909	229
General and administrative expenses	(34,427)		(34,328)	(32,363)	(28,802)	(22,009)
Other non-operating (expense)/income	(110)		(2,196)	(4,672)	(31)	112

Total noninterest expenses	(34,537)		(36,524)	(37,035)	(28,833)	(21,897)
Income before income tax (provision)/ benefit and extraordinary item	29,914		24,952	18,230	15,712	8,574
Income tax (provision)/benefit	(12,612)		(10,668)	(8,030)	(4,674)	2,577

Income before extraordinary item	17,302		14,284	10,200	11,038	11,151
Extraordinary item (net of taxes)	(469	)(1)	—	—	—	(1,534	)(2)

Net income	$16,833		$14,284	$10,200	$11,038	$9,617

Net income available for common stock	$16,833		$14,284	$10,200	$11,038	$5,254

Per share amounts:
Basic earnings per share before extraordinary item	$3.27		$2.69	$1.93	$2.64	$2.35
Extraordinary item (net of taxes)	(0.09)		—	—	—	(0.53)

Basic earnings per share after extraordinary item	$3.18		$2.69	$1.93	$2.64	$1.82

Diluted earnings per share before extraordinary item	$2.29		$1.94	$1.33	$1.65	$1.30
Extraordinary item (net of taxes)	(0.06)		—	—	—	(0.30)

Diluted earnings per share after extraordinary item	$2.23		$1.94	$1.33	$1.65	$1.00

Diluted book value per share	16.00		13.91	12.10	10.43	7.67
Balance sheet data at period end:
Total assets	$1,856,197		$1,753,395	$1,581,153	$1,412,434	$928,197
Cash and cash equivalents	98,583		99,919	86,722	45,449	51,620
Investment securities	—		—	—	—	578
Loans receivable, net	1,709,283		1,608,067	1,444,968	1,326,791	838,251
Real estate owned, net	1,312		2,859	5,587	4,070	9,859
Deposits	1,199,645		1,214,856	1,086,635	1,019,450	799,501
Senior notes due 2004	25,778		39,358	40,000	40,000	40,000
Capital securities	14,000		—	—	—	—
FHLB advances	484,000		384,000	349,000	264,000	40,000
Stockholders’ equity	120,449		104,161	92,304	81,424	42,319
Allowance for credit losses	30,602		29,450	24,285	17,111	13,274

	At or for the Year Ended December 31,

	2001	2000	1999	1998	1997
(Dollars in thousands, except per share data)
Asset quality at period end:
Nonaccrual loans	$20,666	$31,601	$44,031	$47,688	$15,396
Real estate owned, net	1,312	2,859	5,587	4,070	9,859

	$21,978	$34,460	$49,618	$51,758	$25,255

Net charge-offs	$2,248	$835	$4,826	$3,298	$5,378
Yields and costs (for the period):
Interest-earnings assets	8.20%	8.94%	8.68%	9.06%	9.00%
Interest-bearing liabilities	5.21%	5.81%	5.21%	5.60%	5.44%
Interest rate spread(3)	2.99%	3.13%	3.47%	3.46%	3.56%
Net interest margin(4)	3.45%	3.62%	3.87%	3.82%	3.78%
Performance ratios(5):
Return on average assets	0.93%	0.85%	0.66%	0.93%	1.11%
Return on average common stockholders’ equity	15.13%	14.58%	11.66%	18.22%	19.83%
Average stockholders’ equity to average assets	6.17%	5.85%	5.68%	5.09%	5.60%
Efficiency ratio(6)	50.89%	50.19%	48.35%	57.88%	62.19%
Bank capital ratios at period end:
Tangible	8.36%	8.01%	8.05%	7.65%	7.55%
Core	8.36%	8.01%	8.05%	7.65%	7.55%
Tier 1	11.63%	11.30%	11.37%	10.10%	10.23%
Risk-based	12.70%	12.23%	12.50%	11.10%	11.48%
Asset quality data at period end:
Total nonaccrual loans to total assets	1.11%	1.80%	2.78%	3.38%	1.66%
Nonaccrual loans to total gross loans	1.19%	1.93%	3.00%	3.55%	1.81%
Allowance for credit losses to gross loans	1.76%	1.80%	1.65%	1.27%	1.56%
Allowance for credit losses to nonaccrual loans	148.08%	93.19%	55.15%	35.88%	86.22%
Net charge-offs to average loans	0.13%	0.05%	0.34%	0.30%	0.72%

(1)	Related to the accelerated write-off of prepaid issuance costs and premium due to the repurchase of Senior Notes.

(2)	Related to the accelerated write off of unamortized issuance costs and original issue discount associated with Senior Notes due 2000, which were issued by the Company in December 1995 and repaid in full in December 1997, with a portion of the proceeds from the offering of Senior Notes due 2004.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest income divided by average interest-earning assets.

(5)	With the exception of period end ratios, all ratios are based on average balances for the period.

(6)	Represents general and administrative expenses divided by net interest income before provision for credit losses and noninterest revenues.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

      The following discussion provides information about the results of operations, financial condition, liquidity and asset quality of the Company. This information is intended to facilitate the understanding and assessment of significant changes and trends related to the financial condition of the Company and the results of its operations. This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying notes presented herein. See “Cautionary Statement Regarding Forward Looking Statements.”

CRITICAL ACCOUNTING POLICIES

Allowance for Credit losses

      In accordance with the SEC Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues,” and the newly released FFIEC guidelines, management establishes specific allowances for credit losses on individual loans when it has determined that recovery of the Company’s gross investment is not probable and when the amount of loss can be reasonably determined. On a quarterly basis, management completes a loan loss allowance analysis that provides for an adequate balance in the allowance for credit losses. Management evaluates the allowance for credit losses in accordance with GAAP, within the guidance established by SFAS No. 5, “Accounting for Contingencies,” and SFAS No. 114, as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan,” as well as standards established by regulatory Interagency Policy Statements on the Allowance for Loan and Lease Losses (“ALLL”).

      During the fourth quarter of 2001, management enhanced the methodology in determining the allowance for credit losses. The most significant change to the ALLL methodology was related to the qualitative adjustments to the individual loan types, based on the current local and national economic conditions, which was previously included in the unallocated allowance. In addition, adjustments were also made to changes in internal policies and industry conditions. These changes included: development of a risk based pricing matrix, driven by risk factors such as collateral quality, debt coverage ratio (“DCR”), recourse, etc.; implementation of more conservative advance rates for land draws, requiring higher minimum equity contributions, enhanced underwriting of borrower cash flow on SFR construction loans, reduced LTV maximum for land loans; and, with respect to consumer related loans, a small upward adjustment was made due to the relative newness of the overdraft protection product and the lack of seasoning to validate the existing underwriting model.

      In accordance with accounting and regulatory issuance, the Company’s methodology is summarized as follows:

      The Management separates loans into pools by loan type and risk factor (i.e. loan grade). The grading system is designed to evaluate risk. Loan grading provides management with information regarding actual or potential loan problems and provides a basis for establishing action plans to strengthen credits.

      Management segments its portfolio into pools with similar characteristics, based on loan type (collateral driven) and risk factor (loan grade). Currently, the portfolio is segmented into nine categories by collateral type, further stratified by loan grade (Pass grades, Special Mention and Substandard). The general pool categories are: SFR greater than $1.0 million; SFR less than $1.0 million; Multi-family; Commercial Real Estate (permanent); Commercial Other; Commercial Construction; SFR Construction; Land; and, Consumer.

      The originating unit is responsible for classifying each new and renewed loan in accordance with the Bank’s Asset Classification System policy. The Bank’s portfolio managers and asset managers, under the direction of their supervisors, are responsible for ensuring that all loans under their responsibility are appropriately graded. The respective managers analyze any and all new information on borrowers, including updated financial statements, payment performance, random inspection of collateral, updated credit reports, and determine if such information affects the loan grade. In addition, the Bank’s internal credit review staff is responsible for monitoring existing loan grades and continually assessing the accuracy of assigned grades. Periodically, the loan classifications are evaluated for appropriateness by an independent third party loan review firm.

      The primary factors used in assigning loan grades include: capacity and willingness of borrower/ guarantor to service debt considering current financial data; cash flow of collateral property and ability to service existing debts; alternate source of repayment; trade and bank payment history; effects of current and anticipated market and economic conditions; impact of interest rate fluctuations; collateral value and the borrower’s ability to refinance collateral based on current value; property tax status; payment status; status of insurance and taxes; and, existence of other liens.

In general, Pass graded assets are well protected by the current net worth and paying capacity of the borrower, or by the value of the asset or underlying collateral. Pass 1 graded assets are of the highest quality and reflect risk similar to that of cash secured assets, with very strong cash flow, underlying credit of “A” or superior quality, LTV ratios of approximately 60% or less. Pass 2 graded assets have minimum risk, exhibit a satisfactory repayment program, are secured by excellent collateral and have LTV ratios of 65% or less; income property loans require “A” or superior quality collateral, must be above minimum debt service coverage requirements or reflect strong cash flow positions. Pass 3 graded assets include average risk with nominal loss potential (satisfactory for their size), are supported by repayment history and/or net worth (reflected by satisfactory financial statements).

Special Mention, grade 4, assets have potential weaknesses that require close monitoring by management. Assets included in this category include loans that have developed credit weaknesses since origination. This loan grade includes loans that the Bank is unable to properly supervise because of an inadequate control over collateral, an adverse trend in the borrower’s operations, or a highly leveraged position reflected in the borrower’s balance sheet. If either condition has deteriorated to the point that timely repayment is jeopardized, an adverse classification may be required. If the only weakness is credit data or collateral documentation exceptions that are not material to the timely repayment of the asset, it may not necessarily be graded as Special Mention.

Substandard, grade 5, assets have a well defined weakness, which are characterized by the potential loss to the Bank if the deficiencies are not corrected. Such assets are inadequately protected by the current net worth and paying capacity of the borrower or by the collateral pledged, if any. These assets may be characterized by one, or a combination of the following weaknesses: primary source of repayment is gone or severely impaired and the Bank may have to rely upon the secondary source; but sufficient problems have arisen to cause the Bank to go to abnormal lengths to protect its position in order to maintain a high probability of repayment; the borrower is unable to generate enough cash flow to reduce their debts; deterioration in collateral value or inadequate inspection or verification of value (if collateral is expected to be the source of repayment); and, flaws in documentation leaving the Bank in a subordinated or unsecured position when the collateral is needed for repayment of the loan. The presence of one or more of these factors does not mandate that the asset be adversely classified if, based on the judgment of management, the presence of such factors does not indicate a weakness that jeopardizes the timely liquidation of the asset, or disposition of the collateral at book value.

Substandard, grade 6, assets display weaknesses described above under grade 5, with the added characteristic that the weaknesses make collection, or liquidation of the asset in full, questionable. These loans are typically on nonaccrual status and may have identifiable loss exposure, such as a high LTV ratio, and collateral that does not appear to be sufficient to provide full collection of principal upon liquidation of the asset. These assets are generally considered impaired under SFAS No. 114 and a specific valuation allowance (“SVA”) may be established.

      Management applies adjusted loss rates to pools of loans (“pool rates”). Pool rates are established by examining historical charge-off data for groups of loans and adjusting them for a variety of qualitative factors that could affect future loss rates. Where the Bank has no or nominal actual charge-off data for certain loan types, industry data and management’s judgment is utilized as representative starting loss rates. The following qualitative factors are considered: trends in past due and impaired loans; trends in charge-offs and recoveries;

trends in loan volume and loan terms; changes in credit policies and underwriting; experience and the ability of lending management and staff; external factors including national and local economic trends and conditions, duration of the current business cycle, competition, legal and regulatory requirements, as well as potential events that may affect collectibility of loans; industry conditions; and, concentration of credit risk. Adjustments to loss rates are considered for any qualitative factor deemed appropriate by management and may be upward or downward. Management’s analysis of historical loss data in determining the initial loss rates for various loan pools is summarized as follows:

For Pass graded pools, management calculated a loss rate based on actual aggregate losses by loan. Management utilized loss rates experienced by peers or industry average data for loan types for which the Bank had no actual losses over the period analyzed.

Since Special Mention assets reflect greater risk of loss than Pass graded assets, management used 30% of the Substandard loss rate, derived for each loan type, as the Special Mention loss rate. This estimate is representative of loss rates utilized by other institutions, both in terms of their loss experiences and as a reasonable industry standard rate, when loss data is not available.

For Substandard graded pools, management evaluated loss data over the last three years, calculating the percentage of the aggregate balance of Substandard loans in each pool migrated to loss over this period. For loan types for which the Bank did not experience losses in Substandard pools, management utilized the highest annual loss rate experienced in the last three years for the overall Substandard portfolio. In some cases, where this average did not appear reflective of the level of risk associated with the loan type, management used an industry standard loss rate. In 2002, management may opt to utilize quarterly average outstanding balances in determining loss rates, which may result in slightly different loss rate calculations.

      Management analyzes significant problem assets for specific loss exposure and establishes SVAs as needed. SFAS No. 114 defines loan impairment as the existence of uncertainty concerning collection of all principal and interest per the contractual terms of a loan. Nonaccrual loans and loans which are considered troubled debt restructures are typically impaired and analyzed individually for SVAs. For collateral dependent loans, impairment is typically considered measured by comparing the loan amount to the fair value of collateral (determined via appraisals and/or internal valuations), less costs to sell, with a SVA established for the shortfall amount. Other methods can be used to estimate impairment (market price or present value of expected future cash flows discounted at the loan’s original interest rate). Currently, $3.6 million in SVAs have been established for two loans.

      Management performs additional analyses to validate the reasonableness of the estimate of credit losses. The estimated General Valuation Allowance (“GVA”) level, based on the OTS Examiner Benchmark and review of peer information, was used to establish a range between $25.9 million and $27.9 million. The Bank’s GVA balance of $27.0 million falls within this range, which further supports the reasonableness of the Bank’s GVA balance at December 31, 2001.

      The GVA includes an unallocated amount. The unallocated allowance is based upon management’s evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include other general economic and business conditions affecting our key lending areas.

      Management believes that the provision for credit losses was at an adequate level during 2001 and that the allowance for credit losses of $30.6 million at December 31, 2001, is adequate to absorb the losses that, in the opinion and judgment of management, are known and inherent in the Bank’s loan portfolio.

Nonaccrual Loans

      The Company generally ceases to accrue interest on any loan with respect to which the loan’s contractual payments are more than 90 days delinquent, as well as loans classified substandard for which interest payment reserves were established from loan funds rather than borrower funds. In addition, interest is not recognized on any loan for which management has determined that collection of the Company’s investment in the loan is not reasonably assured. A nonaccrual loan may be restored to accrual status when delinquent principal and interest payments are brought current, the loan is paying in accordance with its payment terms for a period, typically between three to six months, and future monthly principal and interest payments are expected to be collected.

Real Estate Owned

      Properties acquired through foreclosure, or deed in lieu of foreclosure (“real estate owned”), are transferred to REO and carried at the lower of cost or estimated fair value less the estimated costs to sell the property. The fair value of the property is based upon a current appraisal. The difference between the fair value of the real estate collateral and the loan balance at the time of transfer is recorded as a loan charge off if fair value is lower. Subsequent to foreclosure, management periodically performs valuations and the REO property is carried at the lower of carrying value or fair value, less costs to sell. The determination of a property’s estimated fair value incorporates (1) revenues projected to be realized from disposal of the property, (2) construction and renovation costs, (3) marketing and transaction costs and (4) holding costs (e.g., property taxes, insurance and homeowners’ association dues). Any subsequent declines in the fair value of the REO property after the date of transfer are recorded through a write-down of the asset. Revenue recognition upon disposition of the property is dependent upon the sale having met certain criteria relating to the buyer’s initial investment in the property sold. Gains and losses from sales of real estate owned properties are reflected in “Income/(loss) from real estate operations, net” in the consolidated statements of income.

RESULTS OF OPERATIONS

2001 Compared with 2000

General

      Net income for the year ended December 31, 2001, was $17.3 million, or $2.29 per diluted share before extraordinary item and $16.8 million, or $2.23 per diluted share after extraordinary item, an increase of 17.85% over net earnings of $14.3 million, or $1.94 per diluted share, for the same period in 2000. Net income for the year ended December 31, 2001, resulted in a return on average assets (“ROA”) of 0.93% and a return on average equity (“ROE”) of 15.13%, compared with a ROA of 0.85% and a ROE 14.58% for the year ended December 31, 2000. Income before income taxes and extraordinary item increased 19.89%, for the year ended December 31, 2001, to $29.9 million from $25.0 million in 2000.

      The extraordinary item, net of tax, of $0.5 million for the year ended December 31, 2001, was due to the acceleration of the amortization of $0.5 million in prepaid offering costs and $0.3 million in premium paid in conjunction with the repurchase of $13.6 million of 1997 12.50% Senior Notes during the year.

      The Company’s net interest income before provision for credit losses increased 2.84% to $62.0 million during the year ended December 31, 2001, compared with $60.3 million for the year ended December 31, 2000. The Company’s net interest income was impacted by a 475 basis point drop in interest rates during 2001. The resulting historically low interest rate environment produced compression in the net interest margin during the first half of the year due to the immediate repricing of adjustable rate assets and the lag in liability repricing resulting from the six month weighted average maturity of certificates of deposits. The Company’s yield on average earning assets was 8.20% for the year ended December 31, 2001, compared with 8.94% during the same period in 2000. Contributing to the increase in year over year interest revenues on loans was a $10.9 million, or 34.60%, decrease in nonaccrual loans. The average cost of funds for the Company decreased to 5.21% during the year ended December 31, 2001, compared with 5.81% for the year ended December 31, 2000. The Company’s resulting net interest margin for the year ended December 31, 2001, was 3.45%, compared with 3.62% during the same period in 2000. Although the year over year net interest margin declined, the Company has shown continuous improvement in this area, with the net interest margin increasing to 3.66% during the fourth quarter of 2001, from 3.30% during the first and second quarters of 2001, and 3.49% during the third quarter of 2001. As of December 31, 2001, 90.62% of the Company’s loan portfolio was tied to adjustable rate indices, such as COFI, Prime, CMT, MTA and LIBOR. Out of these adjustable rate loans, approximately 61.73%, or $1.0 billion, have reached their internal interest rate floors. Therefore, these loans have taken on fixed rate characteristics, while the majority of the Company’s deposits have a six month average life.

      Provision for credit losses totaled $3.4 million for the year ended December 31, 2001, compared with $6.0 million for the year ended December 31, 2000. The decrease in the provision for credit losses was due to improvement in asset quality. At December 31, 2001, the ratio of total allowance for credit losses to gross loans was 1.76%, compared with 1.80% at December 31, 2000.

      Nonaccrual loans totaled $20.7 million at December 31, 2001 (or 1.11% of total assets), compared with nonaccrual loans of $31.6 million (or 1.80% of total assets) at December 31, 2000. Total classified loans were $58.0 million at December 31, 2001, compared with $72.2 million at December 31, 2000. Delinquent loans totaled $7.7 million at December 31, 2001, compared with $26.9 million at December 31, 2000. The Company had $1.3 million in other real estate owned properties at December 31, 2001, compared with $2.9 million at December 31, 2000.

      Noninterest revenues were $5.6 million for the year ended December 31, 2001, compared with noninterest revenues of $8.1 million earned during the same period in 2000. Noninterest revenues for the year ended December 31, 2000, included a $1.2 million award from the United States Treasury Department’s Bank Enterprise Award program for the Bank’s lending and financial services activities in distressed communities.

      Total general and administrative expenses (“G&A”) were $34.4 million for the year ended December 31, 2001, compared with $34.3 million of G&A incurred during the same period in 2000. Overall G&A for the year ended December 31, 2001, was consistent with 2000.

Net Interest Income

      The following table shows average balance sheet data, related revenues and costs, and effective weighted average yields and costs for each of the three years ended December 31.

	Year Ended December 31,

	2001			2000			1999

	Average	Revenues/	Yield/	Average	Revenues/	Yield/	Average	Revenues/	Yield/
	Balance	Cost	Cost	Balance	Cost	Cost	Balance	Cost	Cost
(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable(1)(2)	$1,696,785	$143,249	8.44%	$1,547,206	$141,279	9.13%	$1,411,697	$126,854	8.99%
Cash and cash equivalents	81,446	3,231	3.97	98,071	6,233	6.36	99,179	4,911	4.95
Investment in capital stock of Federal Home Loan Bank	21,754	1,206	5.54	20,566	1,476	7.18	18,344	982	5.35

Total interest-earning assets	1,799,985	147,686	8.20	1,665,843	148,988	8.94	1,529,220	132,747	8.68

Noninterest-earning assets	2,845			9,410			11,005

Total assets	$1,802,830			$1,675,253			$1,540,225

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits	$1,191,618	$60,022	5.04	$1,138,119	$63,513	5.58	$1,029,701	$50,831	4.94
FHLB advances	407,836	20,956	5.07	346,983	20,180	5.82	343,205	17,795	5.18
Senior notes	31,714	3,970	12.52	39,912	4,989	12.50	40,000	5,000	12.50
Capital securities	7,345	722	9.83	—	—	—	—	—	—

Total interest-bearing liabilities	1,638,513	85,670	5.21	1,525,014	88,682	5.81	1,412,906	73,626	5.21

Noninterest-bearing checking	32,956			31,174			24,469
Noninterest-bearing liabilities	20,098			21,124			15,337
Stockholders’ equity	111,263			97,941			87,513

Total liabilities and stockholders’ equity	$1,802,830			$1,675,253			$1,540,225

Net interest income		$62,016			$60,306			$59,121

Interest rate spread			2.99%			3.13%			3.47%

Net interest margin			3.45%			3.62%			3.87%

(1)	Includes the interest on nonaccrual loans only to the extent that it was paid and recognized as interest income.

(2)	Includes income earned on net deferred loan fees of $2.4 million, $2.6 million and $4.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

      The operations of the Company are substantially dependent on its net interest income, which is the difference between the interest income earned from its interest-earning assets and the interest expense incurred on its interest-bearing liabilities. The Company’s net interest margin is its net interest income divided by its average interest-earning assets. Net interest income and net interest margin are affected by several factors, including (1) the level of, and the relationship between, the dollar amount of interest-earning assets and interest-bearing liabilities, (2) the relationship between the repricing or maturity of the Company’s adjustable rate and fixed rate loans and short term investment securities and its deposits and borrowings, and (3) the magnitude of the Company’s noninterest-earning assets, including nonaccrual loans and REO.

      The Company’s net interest income increased 2.84% to $62.0 million during the year ended December 31, 2001, compared with $60.3 million during the year ended December 31, 2000. Average earning assets increased to $1.8 billion for the year ended December 31, 2001, compared with $1.7 billion for the year ended December 31, 2000. Due to the historically low interest rate environment in 2001, which has continued into 2002, prepayment speeds continue to increase. If this trend continues, it could negatively impact growth in interest earning assets, which in turn could negatively impact net income and operational efficiency. The yield on interest-earning assets was 8.20% for the year ended December 31, 2001, compared with 8.94% during the same period in 2000. Contributing to the increase in year over year interest revenues on loans was a $10.9 million, or 34.60%, decrease in nonaccrual loans. The steady growth in loans was funded through borrowings from the FHLB. The average cost of interest-bearing liabilities for the Company decreased to 5.21% for the year ended December 31, 2001, compared with 5.81% during the same period in 2000. Expressed as a percentage of interest-earning assets, the Company’s resulting net interest margin was 3.45% for the year ended December 31, 2001, compared with 3.62% during the same period in 2000. Current year earnings were impacted by the 475 basis point drop in interest rates during 2001. The resulting interest rate environment caused compression in the net interest margin during the first half of the year due to the immediate repricing of adjustable rate assets and the lag in liability repricing resulting from the six month weighted average maturity of certificates of deposits.

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

      As of December 31, 2001, 90.62% of the Company’s net loan portfolio was adjustable rate, with 84.91% of such loans subject to repricing no less frequently than annually. The substantial majority of such loans are priced at a margin over various market sensitive indices, including the MTA, the Prime Rate, LIBOR, COFI, one year CMT and the one month CMT. As of December 31, 2001, $1.0 billion, or 61.73%, of the Company’s adjustable rate net loan portfolio had reached internal interest rate floors. These loans will take on fixed rate repricing characteristics until sufficient upward interest rate movements will bring the fully indexed rate above their internal interest rate floors.

      At December 31, 2001, 68.79% of the Company’s interest-bearing deposits were comprised of certificate accounts, the majority of which have original terms averaging twelve months. The remaining, weighted average term to maturity for the Company’s certificate accounts approximated ten months at December 31, 2001. Generally, the Company’s offering rates for certificate accounts move directionally with the general level of short term interest rates, though the margin may vary due to competitive pressures. The compression in the net interest margin during 2001 was due to the rapid decline in interest rates. Since the majority of the certificate of deposit accounts have repriced at least once to current lower rates, the Company expects that the cost of these accounts will stabilize in 2002. However, small upward interest rate adjustments over an extended period of time could have an adverse impact on the net interest margin due to the fixed rate repricing characteristics of the loan portfolio previously discussed.

      As of December 31, 2001, 74.17% of the Company’s borrowings from the FHLB are fixed rate, with remaining terms ranging from one to ten years (though such remaining terms are subject to early call provisions). The remaining 25.83% of the borrowings carry an adjustable interest rate, with 80% of the adjustable borrowings tied to the Prime Rate, maturing in February 2003. The remaining 20% is tied to one month LIBOR, and matures in May 2002. Accordingly, the continued decrease in market interest rates has resulted in a gradual decrease in the cost of the Company’s FHLB borrowings, and the cost of any newly acquired borrowings will reflect current market pricing.

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

	Years Ended December 31, 2001 and 2000				Years Ended December 31, 2000 and 1999
	Increase (Decrease) Due to Change In				Increase (Decrease) Due to Change In

			Volume and	Net			Volume and	Net
	Volume	Rate	Rate(1)	Change	Volume	Rate	Rate(1)	Change
(Dollars in thousands)
Interest-earning assets:
Loans receivable(2)	$13,658	$(10,658)	$(1,030)	$1,970	$12,177	$2,051	$197	$14,425
Cash and cash equivalents	(1,057)	(2,342)	397	(3,002)	(55)	1,392	(15)	1,322
Investment in capital stock of Federal Home Loan Bank	85	(336)	(19)	(270)	119	335	40	494

	12,686	(13,336)	(652)	(1,302)	12,241	3,778	222	16,241

Interest-bearing liabilities:
Deposits	2,986	(6,186)	(291)	(3,491)	5,352	6,632	698	12,682
FHLB advances	3,539	(2,351)	(412)	776	196	2,165	24	2,385
Senior notes	(1,025)	7	(1)	(1,019)	(11)	—	—	(11)
Capital securities	—	—	722	722	—	—	—	—

	5,500	(8,530)	18	(3,012)	5,537	8,797	722	15,056

Change in net interest income	$7,186	$(4,806)	$(670)	$1,710	$6,704	$(5,019)	$(500)	$1,185

(1)	Calculated by multiplying change in rate by change in volume.

(2)	Includes the interest on nonaccrual loans only to the extent that it was paid and recognized as interest income.

      The Company’s interest revenues decreased by $1.3 million, or 0.87%, during the year ended December 31, 2001, compared with the same period in 2000. This decrease was primarily attributable to the 239 basis point decrease in the yield on cash and cash equivalents, which averaged 3.97% during 2001, compared with 6.36% in 2000. Average cash and cash equivalents decreased to $81.4 million in 2001, compared with $98.1 million in 2000. Also contributing to the decrease was a 69 basis point decline in the yield on average loans receivable, which averaged 8.44% during 2001, compared with 9.13% in 2000, partially offset by an increase of 9.67% in the average balance of loans outstanding. Average total loans, net of deferred fees, grew to $1.7 billion in 2001, compared with $1.5 billion in 2000.

      Interest costs decreased by $3.0 million, or 3.40%, during the year ended December 31, 2001, compared with the same period in 2000. The decrease was primarily attributable to a 60 basis point decrease in the average cost of funds, to 5.21% for the year ended December 31, 2001, from 5.81% for the same period of 2000. The Company’s average interest-bearing liabilities increased to $1.64 billion for the year ended December 31, 2001, compared with $1.53 billion during the same period in 2000, primarily due to increases of $60.9 million and $53.5 million, in the average balance of FHLB advances and average interest-bearing deposits, respectively. Average interest-bearing deposits were $1.19 billion with an average cost of funds of 5.04% during the year ended December 31, 2001, compared with $1.14 billion and a 5.58% average cost of funds during the same period in 2000. The average balance of certificates of deposit (“CDs”) was $892.0 million with an average cost of funds of 5.54%, compared with $891.0 million and a 5.94% average cost of funds during the years ended December 31, 2001 and 2000, respectively. The average balance of money market accounts was $215.2 million with an average cost of funds of 3.94% during the year ended December 31, 2001, compared with $180.8 million and a 4.99% average cost of funds during the same period in 2000. As a percentage of total average deposits, transaction accounts have increased to 27.16% for the year ended December 31, 2001, compared with 23.80% of total average deposits during the same period in 2000. The change in the deposit mix and the decrease in the average cost of funds had a positive impact on the Company’s total interest costs during 2001.

      These changes in interest revenues and interest costs produced an increase of $1.7 million, or 2.84%, in the Company’s net interest income for the year ended December 31, 2001, compared with the same period in 2000. Expressed as a percentage of interest-earning assets, the Company’s net interest margin decreased to 3.45% during the year ended December 31, 2001, compared with the net interest margin of 3.62% produced during the same period in 2000. The 475 basis point drop in interest rates during 2001 produced compression in the net interest margin during the first half of the year due to the immediate repricing of adjustable rate assets and the lag in liability repricing resulting from the six month weighted average maturity of certificates of deposits.

      Although the year over year net interest margin declined, the Company has shown continuous improvement in this area, with the net interest margin increasing to 3.66% during the fourth quarter of 2001, from 3.30% during the first and second quarters of 2001, and 3.49% during the third quarter of 2001. This quarter over quarter increase is primarily due to experiencing the benefit of the repricing of the certificates of deposits, which have a six month average life. As of December 31, 2001, $1.0 billion, or 61.73%, of the Company’s adjustable rate net loan portfolio had reached contractual floors. These loans will take on fixed rate repricing characteristics until sufficient upward interest rate movements will bring the fully indexed rate above their floors.

Provision for Credit Losses

      Provision for credit losses were $3.4 million and $6.0 million for 2001 and 2000, respectively. The decrease in the provision for credit losses in 2001, was due to improvement in asset quality through the elimination of collateral dependent lending, tightening of other loan attributes (LTV, DSCR, etc.), revision of approval authorities and internal limitations on loan size beginning in January 2001. Nonaccrual loans totaled $20.7 million at December 31, 2001 (or 1.11% of total assets), compared with nonaccrual loans of $31.6 million (or 1.80% of total assets) at December 31, 2000. Other classified loans were $37.3 million at December 31, 2001, compared with $40.6 million at December 31, 2000. Additionally, total classified assets to Bank core capital and general allowance for credit losses was 32.59% in 2001, compared with 45.78% in 2000. Delinquent loans totaled $7.7 million at December 31, 2001, the lowest level of delinquencies in the last twelve years, compared with $26.9 million at December 31, 2000. As a result of the improved asset quality, management reduced the level of provision for credit losses in 2001. At December 31, 2001, the ratio of allowance for credit losses to loans receivable, net of specific allowance, was 1.76%, compared with 1.80% at December 31, 2000.

      Although the Company maintains its allowance for credit losses at a level which it considers to be adequate to absorb the losses that, in the opinion and judgment of management, are known and inherent in the Bank’s loan portfolio, there can be no assurance that such losses will not exceed the amounts, thereby adversely affecting future results of operations. The calculation of the adequacy of the allowance for credit losses, and therefore the requisite amount of provision for credit losses, is based on several factors, including underlying loan collateral values, delinquency trends and historical loan loss experience, as discussed herein, all of which can change without notice based on market and economic conditions and other factors. See “Item 1 — Business, Allowance for Credit losses” for a more complete discussion of the Company’s allowance for credit losses.

Noninterest Revenues

      Noninterest revenues were $5.6 million for the year ended December 31, 2001, a decrease of $2.5 million, or 30.44%, from $8.1 million earned in 2000.

      Loan related fees primarily consist of fees collected from borrowers (1) for the early repayment of their loans, (2) for the extension of the maturity of loans (predominantly short term construction loans, with respect to which extension options are often included in the original term of the Company’s loan) and (3) in connection with certain loans which contain exit or release fees payable to the Company upon the maturity or repayment of the Company’s loan. The Company anticipates that these loan related fees will decrease, as the nature of loans currently being underwritten will not allow the Company to charge the same level of fees that were charged in prior years. Noninterest revenues also include deposit fee income for service fees, nonsufficient fund fees and other miscellaneous check and service charges, which increased to $1.4 million for the year ended December 31, 2001, an increase of 33.27% from $1.0 million earned in 2000. This increase in deposit fees was generated from new product offerings and a new fee schedule rolled out in July of 2000.

      Noninterest revenues for the year ended December 31, 2000, included a $1.2 million award from the United States Treasury Department’s Bank Enterprise Award Program for its lending and financial services activities in distressed communities.

Real Estate Operations

      The table below sets forth the costs and revenues attributable to the Company’s REO properties for the periods indicated. The compensatory and legal costs directly associated with the Company’s property management and disposal operations are included in general and administrative expenses.

	Years Ended December 31,

	2001	2000	1999
(Dollars in thousands)
Expenses associated with real estate operations:
Repairs, maintenance and renovation	$(22)	$(294)	$(219)
Insurance and property taxes	(10)	(18)	(132)

	(32)	(312)	(351)
Net income/(loss) from sales of REO	106	(166)	754
Property operations, net	131	30	1
Charge-off/provision for losses on REO	—	(476)	(80)

Income/(loss) from real estate operations, net	$205	$(924)	$324

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

      During the year ended December 31, 2001, the Company sold 5 properties generating net cash proceeds of $3.0 million and net income of $0.1 million, compared with sales of 14 properties generating net cash proceeds of $5.1 million and a net loss of $0.2 million during the year ended December 31, 2000.

Noninterest Expenses

General and Administrative Expenses

      The table below details the Company’s general and administrative expenses for the periods indicated.

	Years Ended December 31,

	2001 and 2000			2000 and 1999

	2001	2000	Change	2000	1999	Change
(Dollars in thousands)
Employee	$18,320	$17,391	$929	$17,391	$14,822	$2,569
Operating	6,409	6,092	317	6,092	6,393	(301)
Occupancy	4,015	3,758	257	3,758	3,889	(131)
Professional	2,857	4,255	(1,398)	4,255	4,035	220
Technology	1,897	1,939	(42)	1,939	1,988	(49)
SAIF premiums and
OTS assessments	929	893	36	893	1,236	(343)

Total	$34,427	$34,328	$99	$34,328	$32,363	$1,965

      Total general and administrative expenses were $34.4 million for the year ended December 31, 2001, compared with $34.3 million of G&A incurred during the same period in 2000. G&A for the year ended December 31, 2001, was consistent with 2000. The increase in employee costs was primarily due to an increase of $0.7 million in compensation related expenses as a result of a new formalized employee merit program implemented in 2001. The decrease in professional fees was primarily due to lower legal expenses related to litigation as a result of fewer outstanding legal issues and insurance company reimbursements for legal fees. The Company’s efficiency ratio (defined as total general and administrative expenses divided by net interest income before provision and noninterest revenues, excluding REO, net) improved to 44.80% during the fourth quarter from 55.37%, 54.36% and 50.01% during the first, second and third quarters of 2001, respectively, as a result of the combined quarter over quarter improvement in the net interest margin in 2001 and lower G&A costs during the fourth quarter, compared with the earlier quarters of 2001. The resulting efficiency ratio for the year ended December 31, 2001, was 50.89% compared with 50.19% for the year ended December 31, 2000.

      The Company pays premiums to the SAIF based upon the dollar amount of deposits it holds and the assessment rate charged by the FDIC, which is based upon the Company’s financial condition, its capital ratios and the rating it receives in connection with annual regulatory examinations by the OTS.

Other Non-Operating Expense

      During 2001, other non-operating expenses totaled $0.1 million associated with ongoing litigation and/or satisfaction of judgments against the Company, compared with $2.2 million during the same period in 2000. This decrease is primarily attributable to the $2.0 million expense during 2000 associated with ongoing litigation and/or satisfaction of judgments against the Company, including the satisfaction of the judgment in the Takaki vs. Hawthorne Savings and Loan Association matter, and $0.1 million in connection with the early termination of the Irvine office lease.

Income Taxes

      The Company recorded an income tax provision of $12.6 million, excluding a $0.3 million income tax benefit on the extraordinary item related to the early extinguishment of debt, for the year ended December 31, 2001, compared with $10.7 million during 2000. The Company’s effective tax rate was 42.16% for the year ended December 31, 2001, compared with 42.75% during the same period in 2000. The decrease in the effective tax rate was primarily due to the ability of the Company to utilize tax credits related to lending activity in the Los Angeles Revitalization Zones.

Extraordinary Item

      During the year ended December 31, 2001, the Company repurchased $13.6 million of its Senior Notes at an average price of 102.5% of par value. Payment of the premium and recognition of the prepaid offering costs associated with the Senior Notes, resulted in an extraordinary loss of $0.5 million, net of related income taxes of $0.3 million, or approximately $0.06 per diluted share.

2000 Compared with 1999

General

      Net income for the year ended December 31, 2000, was $14.3 million, or $1.94 per diluted share, compared with $10.2 million, or $1.33 per diluted share, for the same period in 1999. This net income resulted in a ROA of 0.85%, and a ROE of 14.58% for the year ended December 31, 2000, compared with a ROA of 0.66% and a ROE of 11.66%, during the same period in 1999. Pre-tax income increased 36.87% for the year ended December 31, 2000, to $25.0 million in 2000 from $18.2 million generated during the same period in 1999.

      The Company’s net interest income before provision for credit losses increased 2.00% to $60.3 million for the year ended December 31, 2000, compared with $59.1 million in 1999. The Company’s yield on average earning assets was 8.94% for the year ended December 31, 2000, compared with 8.68% during the same period in 1999. The average cost of interest-bearing liabilities for the Company increased to 5.81% during the year ended December 31, 2000, compared with 5.21% during the same period in 1999. The Company’s resulting net interest margin for the year ended December 31, 2000, was 3.62%, compared with 3.87% during the same period in 1999. The compression in the net interest margin is the result of the inverted yield curve environment in which short term rates were higher than long term rates. In turn, adjustable rate assets repriced off of the lower, long term rates while interest-bearing liabilities priced off of the higher short term rates.

      Provision for credit losses totaled $6.0 million in 2000, compared with $12.0 million in 1999. At December 31, 2000, the ratio of total allowance for credit losses to gross loans reached 1.80%, compared with 1.65% at December 31, 1999.

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

      Total general and administrative expenses (“G&A”) were $34.3 million for the year ended December 31, 2000, a 6.07% increase over the $32.4 million of G&A incurred during the same period in 1999. The increase in G&A was primarily due to increases in employee costs and, to a much lesser extent, professional fees. The increase in employee costs was primarily due to $1.2 million in higher incentive costs and a decrease of $1.5 million in deferred costs related to more standardized loan structures and underwriting procedures. The increase in professional fees was primarily comprised of outside consultants working on operational projects, partially offset by decreases in legal fees attributable to ongoing litigation matters previously disclosed as well as loan documentation and restructurings. The $2.5 million decrease in other non-operating expenses was primarily due to fewer legal settlements in 2000 compared with 1999.

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

      The Company’s interest revenues increased by $16.2 million, or 12.23%, during the year ended December 31, 2000, compared with the same period in 1999. This increase was primarily attributable to a 9.60% increase in the average balance of loans outstanding and a 14 basis point increase in the yield on average loans outstanding, which averaged 9.13% during 2000, compared with 8.99% in 1999. Average total loans, net of deferred fees, grew to $1.5 billion in 2000, over $1.4 billion in 1999.

      The steady growth in loans was funded through deposit growth and borrowings from the FHLB. Interest costs increased by $15.1 million, or 20.45%, during the year ended December 31, 2000, compared with the same period in 1999. The average cost of interest-bearing liabilities for the Company increased to 5.81% during the year ended December 31, 2000, compared with 5.21% during the same period in 1999. The average balance of certificates of deposits increased $80.6 million, to $891.0 million and 5.94% in average cost of funds during the year ended December 31, 2000, compared with $810.4 million and 5.22% in average cost of funds during the same period in 1999. In addition, the average balance of money market accounts reflected an increase of $24.3 million, to $180.8 million and 4.99% in average cost of funds in 2000, compared with $156.5 million and 4.37% in average cost of funds in 1999. The increase in volume and rates on deposits had a negative impact on the Company’s interest costs.

      Expressed as a percentage of interest-earning assets, the Company’s resulting net interest margin was 3.62% and 3.87% in 2000 and 1999, respectively. The compression in the net interest margin was the result of the inverted yield curve environment in which short term rates were higher than long term rates. In turn, adjustable rate assets were repriced off of the lower, long term rates while interest-bearing liabilities were priced off of the higher short term rates.

Provision for Credit Losses

      Provision for credit losses were $6.0 million and $12.0 million for 2000 and 1999, respectively. The decrease in the provision for credit losses was due to improvement in asset quality. The Company’s ratio of net charge-offs was 0.05% in 2000, an improvement over 0.34% in 1999. Additionally, total classified assets to Bank core capital and general allowance for credit losses decreased to 45.78% in 2000, compared with 49.96% in 1999.

      Average loans outstanding during 2000 increased by $135.5 million, or 9.60% over 1999, while the provision for credit losses decreased by $6.0 million in 2000, or 50.0%, compared to 1999 provisions. At December 31, 2000, the ratio of allowance for credit losses to loans receivable, net of specific allowance, was 1.80%, compared with 1.65% as of December 31, 1999.

Noninterest Revenues

      Noninterest revenues were $8.1 million for the year ended December 31, 2000, an increase of $0.3 million, or 3.50%, from $7.8 million earned in 1999.

      Noninterest revenues for the year ended December 31, 2000, included a $1.2 million award from the United States Treasury Department’s Bank Enterprise Award Program for its lending and financial services activities in distressed communities. The Bank was one of 158 depository institutions that received awards in 2000. In addition, the Bank’s service fees on deposits of $1.0 million in 2000 increased 106.05% from 1999, primarily due to a new fee schedule rolled out in July 2000.

Real Estate Operations

      During the year ended December 31, 2000, the Company sold 14 properties generating net cash proceeds of $5.1 million and a net loss of $0.2 million, compared with sales of 22 properties generating net cash proceeds of $10.4 million and net income of $0.8 million during the year ended December 31, 1999.

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

      The increase in G&A expenses had a negative impact on the Company’s efficiency ratio. The efficiency ratio for the year ended December 31, 2000, increased to 50.19% compared with 48.35% during the same period in 1999.

Other Non-Operating Expense

      Other non-operating expense totaled $2.2 million for the year ended December 31, 2000, primarily during the first quarter, of which $2.0 million related to amounts paid, or reserved for payment, in connection with ongoing litigation and/or satisfaction of judgments against the Company. The remaining expense was primarily in connection with the early termination of the Irvine office lease. During 1999, the Company incurred $4.7 million in other non-operating expenses, of which $4.3 million related to amounts paid, or reserved for payment, in connection with ongoing litigation and/or satisfaction of judgments against the Company, and severance for the former CEO.

Income Taxes

      The Company recorded an income tax provision of $10.7 million for the year ended December 31, 2000, compared with $8.0 million during 1999. The Company’s effective tax rate was 42.75% for the year ended December 31, 2000, compared with 44.05% during the same period in 1999.

BALANCE SHEET ANALYSIS

      The Company’s total assets at December 31, 2001, were $1.86 billion, an increase of $102.8 million, or 5.86%, over December 31, 2000. As of December 31, 2001, asset growth was reflected in all categories of interest-earning assets, with the exception of cash and cash equivalents. Loan receivables, net, reflected the largest growth, increasing by $101.2 million, or 6.29%, over 2000. Due to the historically low interest rate environment in 2001, which has continued into 2002, prepayment speeds continue to increase. If this trend continues, it could negatively impact growth in interest earning assets, which in turn could negatively impact net income and operational efficiency. The growth in loans during 2001 was funded through FHLB advances. FHLB advances increased to $484.0 million at December 31, 2001, from $384.0 million at December 31, 2000, reflecting an increase of 26.04%. Total deposits decreased to $1.20 billion at December 31, 2001, from $1.21 billion at December 31, 2000, reflecting a decrease of 1.25%, which was due to a decrease of $74.3 million in certificates of deposits while transaction accounts increased $59.1 million, or 18.73%, to $374.5 million at December 31, 2001, from $315.4 million at December 31, 2000. As a percentage of total deposits, transaction accounts have increased to 31.21% at December 31, 2001, compared with 25.96% of total deposits at December 31, 2000. Certificates of deposit totaled $825.2 million, or 68.79% of total deposits at December 31, 2001, compared with 74.04% of total deposits, or $899.5 million, at December 31, 2000. The change in the deposit mix had a positive impact on the Company’s total interest costs during 2001. The cross-sell ratio, defined as the number of different types of loan and/or deposit products and services per customer household, increased to 2.37 per household at December 31, 2001, from 1.78 at December 31, 2000.

Stockholders’ Equity and Regulatory Capital

      The Company’s capital consists of common stockholders’ equity, which amounted to $120.4 million, or 6.49%, of the Company’s total assets at December 31, 2001.

      Management is committed to maintaining capital at a level sufficient to assure shareholders, customers, and regulators that the Company and its subsidiaries are financially sound. The Company and the Bank are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. According to the regulations, institutions whose Tier 1 and total capital ratios meet or exceed 6% and 10%, respectively, are deemed “well capitalized.”

      As of December 31, 2001, the Bank is categorized as “well capitalized” under the regulatory framework for PCA Rules. There are no conditions or events subsequent to December 31, 2001, that management believes have changed the Bank’s category. The following table compares the Bank’s actual capital ratios to those required by regulatory agencies to meet the minimum capital requirements required by the OTS and to be categorized as “well capitalized” under the PCA Rules for the periods indicated.

					To Be Well
					Capitalized Under
					Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions

	Amount	Ratios	Amount	Ratios	Amount	Ratios
(Dollars in thousands)
As of December 31, 2001:
Total capital to risk weighted assets	$169,278	12.70%	$106,619	8.00%	$133,274	10.00%
Core capital to adjusted tangible assets	154,981	8.36%	74,153	4.00%	92,692	5.00%
Tangible capital to adjusted tangible assets	154,981	8.36%	27,807	1.50%	n/a	n/a
Tier 1 capital to risk weighted assets	154,981	11.63%	n/a	n/a	79,965	6.00%

As of December 31, 2000:
Total capital to risk weighted assets	$151,914	12.23%	$99,407	8.00%	$124,259	10.00%
Core capital to adjusted tangible assets	140,387	8.01%	70,078	4.00%	87,598	5.00%
Tangible capital to adjusted tangible assets	140,387	8.01%	26,279	1.50%	n/a	n/a
Tier 1 capital to risk weighted assets	140,387	11.30%	n/a	n/a	74,555	6.00%

      The following table summarizes the regulatory capital requirements under HOLA for the Bank as of December 31, 2001. As indicated in the table below, the Bank’s capital levels exceed all three of the currently applicable minimum HOLA capital requirements.

	Tangible Capital		Core Capital		Risk-based Capital

	Balance	%	Balance	%	Balance	%
(Dollars in thousands)
Stockholders’ equity	$154,981	—	$154,981	—	$154,981	—
Adjustments:
General reserves	—	—	—	—	16,787	—
Other(1)	—	—	—	—	(2,490)	—

Regulatory capital	154,981	8.36%	154,981	8.36%	169,278	12.70%
Regulatory capital requirement	27,807	1.50	74,153	4.00	106,619	8.00

Excess capital	$127,174	6.86%	$80,828	4.36%	$62,659	4.70%

Adjusted assets(2)	$1,853,831		$1,853,831		$1,332,742

(1)	Includes the portion of non-residential construction and land development loans that exceed a loan-to-value of 80%.

(2)	The term “adjusted assets” refers to (i) the term “adjusted total assets” as defined in 12 C.F.R. Section 567.1(a) for purposes of tangible and core capital requirements, and (ii) the term “risk weighted assets” as defined in 12 C.F.R. Section 567.5(d) for purposes of the risk-based capital requirements.

CAPITAL RESOURCES AND LIQUIDITY

      Hawthorne Financial Corporation maintained cash and cash equivalents of $2.8 million at December 31, 2001. Hawthorne Financial Corporation is a holding company with no significant business operations outside of the Bank. From time to time, the Company is dependent upon the Bank for dividends in order to make future semi-annual interest payments. The ability of the Bank to provide dividends to Hawthorne Financial Corporation is governed by applicable regulations of the OTS. The Bank received OTS approval to declare a dividend to the Holding Company in an amount needed to pay the 2001 interest payments on the Senior Notes and the Capital Securities. Based upon these applicable regulations, the Bank’s supervisory rating, and the Bank’s current and projected earnings rate, management fully expects the Bank to maintain the ability to provide dividends to Hawthorne Financial Corporation for the payment of interest on the Company’s long-term debt for the foreseeable future.

      In September 2001, the Company authorized up to $5.0 million for the repurchase of shares of its common stock and to retire Senior Notes. This increased the amount previously authorized. The Company announced two 5% repurchase authorizations in March 2000 and July 2000, which authorized an aggregate of approximately 541,000 shares, and an additional 77,000 shares in April 2001. As of March 21, 2002, cumulative repurchases included 555,402 shares at an average price of $11.74. The Company has also repurchase $14.2 million in Senior Notes at an average price of 102.2% of par value.

      On March 28, 2001 and November 28, 2001, HFC Capital Trust I (“Trust I”) and HFC Capital Trust II (“Trust II”), respectively, statutory business trusts and wholly owned subsidiaries of the Company, issued $9.0 million of 10.18% fixed rate capital securities (the “Capital Securities I”) and $5.0 million of floating rate capital securities (the “Capital Securities II”), respectively. The Capital Securities, which were issued in separate private placement transactions, represent undivided preferred beneficial interests in the assets of the respective Trusts. The Company is the owner of all the beneficial interests represented by the common securities of Trust I and Trust II (the “Common Securities I” and “Common Securities II”) (together with the “Capital Securities I” and “Capital Securities II” and, collectively the “Trust Securities”). Trust I and Trust II exist for the sole purpose of issuing the Trust Securities and investing the proceeds thereof in 10.18% fixed rate and floating rate, respectively, junior subordinated deferrable interest debentures (the “Junior Subordinated Debentures I” and “Junior Subordinated Debentures II”) issued by the Company and engaging in certain other limited activities. Interest on the Capital Securities is payable semi-annually.

      The Junior Subordinated Debentures I held by Trust I will mature on June 8, 2031, at which time the Company is obligated to redeem the Capital Securities I. The Capital Securities I are callable, in whole or in part, at par value after ten years. The proceeds were used to repurchase $7.2 million of its Senior Notes at an average price of 101.4% of par value. See “Note 17 — Extraordinary Item.”

      The floating rate on the Capital Securities II, with an initial start rate of 5.97%, reprices semi-annually based on the index of six month LIBOR plus a spread of 3.75%, with a cap of 11.00% through December 8, 2006. The Junior Subordinated Debentures II held by Trust II will mature on December 8, 2031, at which time the Company is obligated to redeem the Capital Securities II. The Capital Securities II are callable, in whole or in part, at par value after five years. The proceeds were used to repurchase $4.0 million of its Senior Notes at an average price of 105.0% of par value. See “Note 17 — Extraordinary Item.”

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

      On March 20, 2002, Hawthorne Financial Corporation (“Hawthorne”) and its subsidiary, Hawthorne Savings, F.S.B. (the “Bank”), entered into an Agreement and Plan of Reorganization (“Agreement”) with First Fidelity Bancorp, Inc., (“First Fidelity”) and its subsidiary, First Fidelity Investment and Loan Association (“Thrift”), pursuant to which First Fidelity will be merged with the Company (or a newly organized subsidiary of the Company) and the Thrift will be merged into the Bank (“Merger”). First Fidelity stockholders will receive $36.60 per share for their stock, in cash, Hawthorne stock, or a combination of the two, at the election of the stockholders, subject to a maximum of approximately 1,266,555 shares of Hawthorne stock in the aggregate to be issued in the transaction. The transaction, which is subject to regulatory approval and approval by the stockholders of Hawthorne and First Fidelity, is anticipated to close during the third quarter of 2002. The Thrift is a California state chartered industrial loan company with assets of $616.8 million as of December 31, 2001, and four branches located in Orange County and San Diego County, California, that specializes in loans secured by income producing real estate. In connection with the Agreement, Hawthorne and certain officers and directors of First Fidelity, in their capacities as shareholders of First Fidelity, entered into Shareholder Agreements pursuant to which such officers and directors agreed to vote the shares of First Fidelity common stock held by them in favor of the Merger.

      On January 22, 2002, the Securities and Exchange Commission issued an interpretive release on disclosures related to liquidity and capital resources, including off-balance sheet arrangements. The Company does not have material off-balance sheet arrangements or related party transactions that are not disclosed herein. The Company is not aware of factors that are reasonably likely to adversely affect liquidity trends, other than the risk factors presented herein and in other Company filings. However, the following additional information is provided to assist financial statement users.

      Lending Commitments — At December 31, 2001, the Company had commitments to fund the undisbursed portion of existing construction and land loans of $113.5 million and income property and estate loans of $5.3 million. The commitments to fund the undisbursed portion of existing lines of credit, excluding construction and land lines of credit, totaled $18.7 million.

      Operating Leases — These leases generally are entered into only for non-strategic investments (e.g., office buildings, warehouses) where the economic profile is favorable. The liquidity impact of outstanding leases is not material to the Company as disclosed herein.

      Participation Loans — The Bank enters into agreements with other financial institutions to participate a percentage of ownership interest in selected loan originations of the Bank, in the ordinary course of business. The participation agreements reflect an absolute and outright sale from the Bank to the participant for a percentage ownership interest in the loan originated by the Bank. These agreements are made by the Bank to the participant without recourse, representation, or warranty of any kind, either expressed or implied.

      Other Contractual Obligations — The Company does not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. The Federal Home Loan Bank issued a $66.0 million Letter of Credit on June 25, 2001, which matured on January 10, 2002, which is disclosed herein. See “Note 14 — Off-Balance Sheet Activity.”

      Related Party Transactions — The Company has related party transactions in the ordinary course of business. The Company also paid a director-related company for recruitment services, which were made under terms that were consistent with the Company’s policies regarding recruitment firms. The Company also granted loans to certain executives, and extended credit in the form of overdraft protection lines, as disclosed herein. The Company does not have any other related party transactions that materially affect the results of operations, cash flow or financial condition. See “Note 16 — Related Parties.”

INTEREST RATE RISK MANAGEMENT

      Interest rate risk (“IRR”) and credit risk constitute the two greatest sources of financial exposure for insured financial institutions. Please refer to “Item 1 — Business, Loan Portfolio”, for a thorough discussion of the Company’s lending activities. IRR represents the impact that changes in absolute and relative levels of market interest rates may have upon the Company’s net interest income (“NII”) and theoretical liquidation value, also referred to as net portfolio value (“NPV”). NPV is defined as the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities. Changes in the NII (the net interest spread between interest-earning assets and interest-bearing liabilities)

are influenced to a significant degree by the repricing characteristics of assets and liabilities (timing risk), the relationship between various rates (basis risk), and changes in the shape of the yield curve.

      The Company realizes income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits and borrowings. The volumes and yields on loans, deposits and borrowings are affected by market interest rates. As of December 31, 2001, 90.62% of the Company’s loan portfolio was tied to adjustable rate indices, such as COFI, Prime, CMT, MTA and LIBOR. As of December 31, 2001, $1.0 billion, or 61.73%, of the Company’s adjustable rate net loan portfolio had reached their internal interest rate floors. These loans will take on fixed rate repricing characteristics until sufficient upward interest rate movements will bring the fully indexed rate above their internal interest rate floors.

      The majority of the Company’s deposits are time deposits with a stated maturity (generally one year or less) and a fixed rate of interest. As of December 31, 2001, 74.17% of the Company’s borrowings from the FHLB are fixed rate, with remaining terms ranging from one to ten years (though such remaining terms are subject to early call provisions). The remaining 25.83% of the borrowings carry an adjustable interest rate, with 80% of the adjustable borrowings tied to the Prime Rate, maturing in February 2003.

      Changes in the market level of interest rates directly and immediately affect the Company’s interest spread, and therefore profitability. Sharp and significant changes to market rates can cause the interest spread to shrink or expand significantly in the near term, principally because of the timing differences between the adjustable rate loans and the maturities (and therefore repricing) of the deposits and borrowings.

      The Company’s Asset/ Liability Committee (“ALCO”) is responsible for managing the Company’s assets and liabilities in a manner that balances profitability, IRR and various other risks including liquidity. ALCO operates under policies and within risk limits prescribed by, reviewed and approved by the Board of Directors.

      ALCO seeks to stabilize the Company’s NII and NPV by matching its rate-sensitive assets and liabilities through maintaining the maturity and repricing of these assets and liabilities at appropriate levels given the interest rate environment. When the amount of rate-sensitive liabilities exceeds rate-sensitive assets within specified time periods, the NII generally will be negatively impacted by increasing rates and positively impacted by decreasing rates. Conversely, when the amount of rate-sensitive assets exceeds the amount of rate-sensitive liabilities within specified time periods, net interest income will generally be positively impacted by increasing rates and negatively impacted by decreasing rates. The speed and velocity of the repricing of assets and liabilities will also contribute to the effects on the Company’s NII and NPV, as will the presence or absence of periodic and lifetime internal interest rate caps and floors. The benefit of the Bank’s asset sensitive balance sheet will be partially negated by the $1.0 billion in loans that have reached contractual floors that will not immediately reprice upwards. These adjustable loans have taken on fixed rate loan characteristics and will not reprice until rates have increased enough to bring the fully indexed rate above the internal floor rate.

      The Company utilizes two methods for measuring interest rate risk, gap analysis and interest rate simulations. Gap analysis focuses on measuring absolute dollar amounts subject to repricing within certain periods of time, particularly the one year maturity horizon. Interest rate simulations are produced using a software model that is based on actual cash flows and repricing characteristics for all of the Company’s financial instruments and incorporates market-based assumptions regarding the impact of changing interest rates on current volumes of applicable financial instruments. These assumptions are inherently uncertain, and, consequently, the model cannot precisely measure net interest income or precisely predict the impact of changes in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and management strategies. See “Item 7A, Quantitative and Qualitative Disclosure about Market Risks.”

      Interest rate simulations provide the Company with an estimate of both the dollar amount and percentage change in NII under various rate scenarios. Normally, all assets and liabilities are subjected to tests of up to 300 basis points in increases and decreases in interest rates in 100 basis point increments. Under each interest rate scenario, the Company projects its net interest income and the NPV of its current balance sheet. From these results, the Company can then develop alternatives in dealing with the tolerance thresholds.

      With the sharp decline in interest rates during 2001, the rate shock scenarios for a decrease in rates became unpredictable. Many of the current deposit rates and market indices such as LIBOR were below 3%. As a result, a rate shock down of 300 or even 200 basis points was not possible. With concurrence from the OTS, for December 31, 2001, rate shocks were performed for 100, 200 and 300 basis points up, and 100 basis points down.

      Since 1995, the Company has been utilizing internal interest rate floors on individual loans held for investment, to mitigate the risk of interest margin compression in a decreasing rate environment. Additionally, on most new income property loans, the Company utilizes internal interest rate caps on individual loans held for investment. These are life caps and are usually three points above the rate at underwriting or at an amount that would still allow for one-to-one debt service coverage at the maximum rate, thereby reducing the likelihood of borrower default in a rising rate environment. The risk to the Company associated with the internal interest rate floors is that interest rates may decline, and the borrower may choose to refinance the loan, either with the Company or with another financial institution, resulting in the Company having to replace the higher-yielding asset at a lower rate. Due to the 2001 interest rate environment, which has continued into 2002, prepayment speeds continue to increase. If this trend continues, it could negatively impact growth in interest earning assets, which in turn could negatively impact net income and operational efficiency. The Company is also exposed to risks associated with interest rate caps in that interest rates could exceed the maximum rates on such loans, and while the Company’s cost of funds would continue to rise, the interest income derived from these loans would be fixed, resulting in an overall compression on net interest income.

      A traditional, although analytically limited measure, of a financial institution’s IRR is the “static gap.” Static gap is the difference between the amount of assets and liabilities (adjusted for any off-balance positions) which are expected to mature or reprice within a specific period. Generally, a positive gap benefits an institution during periods of rising interest rates, and a negative gap benefits an institution during periods of declining interest rates. However, because a portion of the indices that the Company’s loan products are priced to may lag changes in market interest rates by three months or more, the Company’s net interest income may not reflect changes in interest rates immediately.

      At December 31, 2001, 68.79% of the Company’s interest-bearing deposits were comprised of certificate accounts, the majority of which have original terms averaging twelve months. The remaining, weighted average term to maturity for the Company’s certificate accounts approximated five months at December 31, 2001. Generally, the Company’s offering rates for certificate accounts move directionally with the general level of short term interest rates, though the margin may vary due to competitive pressures. The Company saw compression in the net interest margin during 2001 due to the rapid decline in interest rates. Now that the majority of the certificate accounts have repriced at least once to current, lower rates, the Company expects that the cost of its certificate accounts will stabilize in the coming months.

      The following table sets forth information concerning repricing opportunities for the Company’s interest-earning assets and interest-bearing liabilities as of December 31, 2001. The amount of assets and liabilities shown within a particular period were determined in accordance with their contractual maturities, except that adjustable rate products are included in the period in which they are first scheduled to adjust and not in the period in which they mature. Such assets and liabilities are classified by the earlier of their maturity or repricing date.

	December 31, 2001

		Over Three	Over Six	Over One
	Three	through	through	Year	Over
	Months	Six	Twelve	through	Five
	Or Less	Months	Months	Five years	Years	Total
(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents(1)	$82,613	$—	$—	$—	$—	$82,613
Investments and FHLB Stock	24,464	—	—	—	—	24,464
Loans(2)	1,218,298	358,284	27,011	10,430	119,525	1,733,548

Total interest-earning assets	$1,325,375	$358,284	$27,011	$10,430	$119,525	$1,840,625

Interest-bearing liabilities:
Deposits:
Non-certificates of deposit	$338,829	$—	$—	$—	$—	$338,829
Certificates of deposit	452,964	120,572	180,104	71,542	—	825,182
FHLB advances	329,000	30,000	50,000	75,000	—	484,000
Senior notes	—	—	—	25,778	—	25,778
Capital securities	—	5,000	—	—	9,000	14,000

Total interest-bearing liabilities	$1,120,793	$155,572	$230,104	$172,320	$9,000	$1,687,789

Interest rate sensitivity gap	$204,582	$202,712	$(203,093)	$(161,890)	$110,525	$152,836
Cumulative interest rate sensitivity gap	204,582	407,294	204,201	42,311	152,836	152,836
As percentage of total interest-earning assets	11.11%	22.13%	11.09%	2.30%	8.30%	8.30%

(1)	Excludes noninterest-earning cash balances.

(2)	Balances include $20.7 million of nonaccrual loans, and are gross of deferred fees and costs and allowance for credit losses.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risks

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

      A sudden and substantial increase or decrease in interest rates may adversely impact the Company’s income to the extent that the interest rates borne by the assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company has adopted formal policies and practices to monitor its interest rate risk exposure. As a part of this effort, the Company uses the NPV methodology to gauge IRR exposure.

      Using an internally generated model, the Company monitors interest rate sensitivity by estimating the change in NPV over a range of interest rate scenarios. NPV is the discounted present value of the difference between incoming cashflows on interest-earning assets and other assets, and the outgoing cashflows on interest-bearing liabilities and other liabilities. The NPV ratio is defined as the NPV for a given rate scenario divided by the market value of the assets in the same scenario. The Sensitivity Measure is the decline in the NPV ratio, in basis points, caused by a 200 basis point increase or decrease in interest rates, whichever produces the largest decline. By agreement with the OTS, the downward rate shock was performed for 100 basis points down only, due to the overall compression of rates. The higher an institution’s Sensitivity Measure, the greater is considered its exposure to IRR. The OTS also produces a similar analysis using its own model, based upon data submitted on the Bank’s quarterly Thrift Financial Report (“TFR”).

      At December 31, 2001, based on the Company’s internally generated model, it was estimated that the Company’s NPV ratio was 9.77% in the event of a 200 basis point increase in rates, a decrease of 1.31% from basecase of 9.90%. If rates were to decrease by 100 basis points, the Company’s NPV ratio was estimated at 9.92%, an increase of 0.20% from basecase.

      Presented below, as of December 31, 2001, is an analysis of the Company’s IRR as measured in the NPV for instantaneous and sustained parallel shifts of 100, 200, and 300 basis point increments in market interest rates.

		Net Portfolio Value

	Change		$ Change from		Change from
	in Rates	$ Amount	Basecase	Ratio	Basecase
(Dollars in thousands)
	+300 bp	$184,058	$(4,511)	9.89%	-01 bp
	+200 bp	182,932	(5,637)	9.77%	-13 bp
	+100 bp	182,142	(6,427)	9.66%	-24 bp
	0 bp	188,569		9.90%
	-100 bp	190,522	1,953	9.92%	+02 bp
	-200 bp	n/a	n/a	n/a	n/a
	-300 bp	n/a	n/a	n/a	n/a

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

      On a quarterly basis, the results of the internally generated model are reconciled to the results of the OTS model. Historically the OTS has valued the NPV higher, but the changes in NPV as a result of the rate increases and decreases are normally directionally consistent between the two models. The difference between the two models resides in the prepayment assumptions, the ability of the Company to analyze each individual rate index in a changing environment, and the ability of the Company’s model to include internal caps and floors on loans in the rate shock analyses. Through the inclusion of more specific information regarding the Company’s unique loan portfolio, the internal model reflects greater sensitivity in both a rising and a declining rate environment. Based on both the Company’s model and the regulatory model, in accordance with the OTS Guideline’s Interest Rate Sensitivity Measure, the Company falls within the OTS’ minimal risk category.

Item 8.     Financial Statements and Supplementary Data

      Information regarding Financial Statements and Supplementary Data appears on pages A-1 through A-34 under the captions “Consolidated Statements of Financial Condition,” “Consolidated Statements of Income,” “Consolidated Statements of Stockholders’ Equity,” “Consolidated Statements of Cash Flows” and “Notes to Consolidated Financial Statements” and is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Except as hereinafter noted, the information concerning directors and executive officers of the Company is incorporated by reference from the section entitled “Election of Directors” of the Company’s Proxy Statement, which is filed as Exhibit No. 99 to this Annual Report on Form 10-K. For information concerning executive officers of the Company, see “Item 4(A). Executive Officers Of The Registrant.”

Item 11.	Executive Compensation

      Information concerning executive compensation is incorporated by reference from the section entitled “Compensation of Directors and Executive Officers” in the Company’s Proxy Statement, which is filed as Exhibit No. 99 to this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the sections entitled “Principal Shareholders” and “Election of Directors” of the Company’s Proxy Statement, which is filed as Exhibit No. 99 to this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions

      Information concerning certain relationships and related transactions is incorporated by reference from the section entitled “Certain Transactions” of the Company’s Proxy Statement, which is filed as Exhibit No. 99 to this Annual Report on Form 10-K.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (A) The following documents are filed as part of this report:

(1) Financial Statements

Independent Auditors’ Report
Consolidated Financial Statements

Consolidated Statements of Financial Condition as of December 31, 2001 and 2000.
Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999.
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2001, 2000 and 1999.
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.
Notes to Consolidated Financial Statements for the years ended December 31, 2001, 2000 and 1999.

(2) Financial Statement Schedules

Schedules are omitted because they are not applicable or because the required information is provided in the Consolidated Financial Statements, including the Notes thereto.

(B)	Reports on Form 8-K

Not applicable.

(C)	Exhibits

Exhibits are listed by number corresponding to the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
Number	Description of Document

3.1	Certificate of Incorporation of the Company and Amendment of Certificate of Incorporation of the Company(1)
3.2	Bylaws of the Company(1)
4.1	Specimen certificate of the Company’s Common Stock(2)
4.2	Indenture, dated as of December 31, 1997, between the Company and United States Trust Company of New York, as Trustee, relating to the Company’s 12 1/2% Notes due 2004(3)
4.3	Form of the Company’s 12 1/2% Notes due 2004 (included in Section 2.02 of the Indenture included as Exhibit 4.2)(3)
4.4	Form of Warrants to purchase an aggregate of 2,512,188 shares of Common Stock(2)
4.5	Registration Rights Agreement among the Company and certain investors(2)
4.6	Unit Purchase Agreement among the Company and the investors named therein(2)
4.7	Indenture dated as of March 28, 2001 between Hawthorne Financial Corporation and Wilmington Trust Company, as Trustee(2)
4.8	Certificate of Trust of HFC Capital Trust I(2)
4.9	Amended and Restated Trust Agreement of HFC Capital Trust I, among Hawthorne Financial Corporation, Wilmington Trust Company and the Administrative Trustees named therein dated as of March 28, 2001(2)
4.10	Capital Securities Certificate of HFC Capital Trust I(2)
4.11	Common Securities Certificate of HFC Capital Trust I(2)
4.12	Capital Securities Guarantee Agreement between Hawthorne Financial Corporation and Wilmington Trust Company, dated as of March 28, 2001(2)
4.13	Common Securities Guarantee Agreement between Hawthorne Financial Corporation and Wilmington Trust Company, dated as of March 28, 2001(2)
4.14	10.18% Junior Subordinated Deferrable Interest Debentures due June 8, 2031(2)
4.15	Indenture dated as of November 28, 2001 between Hawthorne Financial Corporation and Wilmington Trust Company, as Trustee
4.16	Certificate of Trust of HFC Capital Trust II
4.17	Amended and Restated Trust Agreement of HFC Capital Trust II, among Hawthorne Financial Corporation, Wilmington Trust Company and the Administrative Trustees named therein dated as of November 28, 2001
4.18	Capital Securities Certificate of HFC Capital Trust II
4.19	Common Securities Certificate of HFC Capital Trust II
4.20	Capital Securities Guarantee Agreement between Hawthorne Financial Corporation and Wilmington Trust Company, dated as of November 28, 2001
4.21	Floating Rate Junior Subordinated Debt Securities due December 8, 2031
4.22	HFC Capital Trust II Placement Agent Agreement
10.1	Hawthorne Financial Corporation 2001 Stock Incentive Plan*
10.2	Lease of corporate headquarters(4)
10.3	Change in Control Agreements between Company and Simone Lagomarsino(5)*
10.4	Change in Control Employment Agreement(5)*
10.5	Deferred Compensation Plan(2)*
10.6	Deferred Compensation Loan Agreement between Hawthorne and Karen Abajian(2)*

Exhibit
Number	Description of Document

10.7	Agreement and Plan of Reorganization dated as of March 20, 2002 by and among Hawthorne Financial Corporation, First Fidelity Bancorp, Inc., Hawthorne Savings, F.S.B., First Fidelity Investment & Loan Association and HF Merger Corp.
11.1	Statement on computation of per share earnings(6)
21.1	Subsidiaries of the Registrant, Hawthorne Savings, F.S.B.
23.1	Consent of Deloitte & Touche LLP
99	Proxy Statement for Annual Meeting of Shareholders(7)

*	Designates management contract, compensatory plan or arrangement.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 33-74800) filed on February 3, 1994.

(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, as amended on May 11, 1998 and November 3, 1998.

(4)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(6)	See Note 1 to the Notes to Consolidated Financial Statements included in Item 8 and listed in Item 14 (a) of this Annual Report on Form 10-K.

(7)	To be filed within 120 days after the end of the fiscal year ended December 31, 2001.

SIGNATURES

      Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWTHORNE FINANCIAL CORPORATION

By: /s/ SIMONE LAGOMARSINO

Simone Lagomarsino
President and Chief Executive Officer

Dated: March 25, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Date

/s/ SIMONE LAGOMARSINO Simone Lagomarsino Director, President, and Chief Executive Officer (Principal Executive Officer)	March 25, 2002
/s/ KAREN C. ABAJIAN Karen C. Abajian Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2002
/s/ TIMOTHY R. CHRISMAN Timothy R. Chrisman Chairman of the Board	March 25, 2002
/s/ MARILYN G. AMATO Marilyn G. Amato Director	March 25, 2002
/s/ GARY W. BRUMMETT Gary W. Brummett Director	March 25, 2002
/s/ ANTHONY W. LIBERATI Anthony W. Liberati Director	March 25, 2002
/s/ HARRY F. RADCLIFFE Harry F. Radcliffe Director	March 25, 2002
/s/ HOWARD E. RITT Howard E. Ritt Director	March 25, 2002

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS, INDEPENDENT AUDITORS’ REPORT

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

Hawthorne Financial Corporation
El Segundo, California:

We have audited the accompanying consolidated statements of financial condition of Hawthorne Financial Corporation and Subsidiaries (the “Company”) as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hawthorne Financial Corporation and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

January 29, 2002
(March 20, 2002 as to Note 20)

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
	2001	2000
(Dollars in thousands)
Assets:
Cash and cash equivalents	$98,583	$99,919
Loans receivable (net of allowance for credit losses of $30,602 in 2001 and $29,450 in 2000)	1,709,283	1,608,067
Real estate owned, net	1,312	2,859
Accrued interest receivable	9,677	11,040
Investment in capital stock of Federal Home Loan Bank, at cost	24,464	20,730
Office property and equipment at cost, net	4,237	4,808
Deferred tax asset	4,363	2,867
Other assets	4,278	3,105

Total assets	$1,856,197	$1,753,395

Liabilities and Stockholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing	$35,634	$32,994
Interest-bearing	1,164,011	1,181,862

Total deposits	1,199,645	1,214,856
FHLB advances	484,000	384,000
Senior notes	25,778	39,358
Capital securities	14,000	—
Accounts payable and other liabilities	12,325	11,020

Total liabilities	1,735,748	1,649,234

Stockholders’ Equity:
Common stock — $0.01 par value; authorized 20,000,000 shares; issued and outstanding, 5,920,226 shares (2001) and 5,566,801 shares (2000)	59	56
Capital in excess of par value — common stock	44,524	42,095
Retained earnings	82,435	65,602

	127,018	107,753
Less:
Treasury stock, at cost — 560,719 shares (2001) and 391,406 shares (2000)	(6,569)	(3,592)

Total stockholders’ equity	120,449	104,161

Total liabilities and stockholders’ equity	$1,856,197	$1,753,395

See Accompanying Notes to Consolidated Financial Statements

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2001	2000	1999
(In thousands, except per share data)
Interest revenues:
Loans	$143,249	$141,279	$126,854
Fed funds and other	4,437	7,709	5,893

Total interest revenues	147,686	148,988	132,747

Interest costs:
Deposits	60,022	63,513	50,831
FHLB advances	20,956	20,180	17,795
Senior notes	3,970	4,989	5,000
Capital securities	722	—	—

Total interest costs	85,670	88,682	73,626

Net interest income	62,016	60,306	59,121
Provision for credit losses	3,400	6,000	12,000

Net interest income after provision for credit losses	58,616	54,306	47,121
Noninterest revenues:
Loan related and other fees	4,268	7,072	7,324
Deposit fees	1,362	1,022	496

Total noninterest revenues	5,630	8,094	7,820
Income/(loss) from real estate operations, net	205	(924)	324
Noninterest expenses:
General and administrative expenses:
Employee	18,320	17,391	14,822
Operating	6,409	6,092	6,393
Occupancy	4,015	3,758	3,889
Professional	2,857	4,255	4,035
Technology	1,897	1,939	1,988
SAIF premiums and OTS assessments	929	893	1,236

Total general and administrative expenses	34,427	34,328	32,363
Other non-operating expenses	110	2,196	4,672

Total noninterest expenses	34,537	36,524	37,035

Income before income taxes and extraordinary item	29,914	24,952	18,230
Income tax provision	12,612	10,668	8,030

Income before extraordinary item	17,302	14,284	10,200
Extraordinary item, related to early extinguishment of debt (net of taxes of $342)	(469)	—	—

Net income	$16,833	$14,284	$10,200

Basic earnings per share before extraordinary item	$3.27	$2.69	$1.93

Basic earnings per share after extraordinary item	$3.18	$2.69	$1.93

Diluted earnings per share before extraordinary item	$2.29	$1.94	$1.33

Diluted earnings per share after extraordinary item	$2.23	$1.94	$1.33

Weighted average basic shares outstanding	5,291	5,300	5,288

Weighted average diluted shares outstanding	7,565	7,371	7,697

See Accompanying Notes to Consolidated Financial Statements

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Capital in			Loan to
			Excess of			Employee
	Number of		Par Value-			Stock	Total
	Common	Common	Common	Retained	Treasury	Ownership	Stockholders’	Comprehensive
	Shares	Stock	Stock	Earnings	Stock	Plan	Equity	income
(In thousands)
Balance at January 1, 1999	5,190	$52	$40,349	$41,150	$(48)	$(79)	$81,424
Exercised stock options	110	1	576	—	—	—	577
Exercised warrants	26	—	56	—	—	—	56
Net income		—	—	10,200	—	—	10,200	$10,200
Other		—	—	(32)	—	—	(32)
Repayments		—	—	—	—	79	79

Comprehensive Income		—	—	—	—	—	—	$10,200

Balance at December 31, 1999	5,326	53	40,981	51,318	(48)	—	92,304
Exercised stock options	236	3	1,114	—	—	—	1,117
Treasury stock	(387)	—	—	—	(3,544)	—	(3,544)
Net income		—	—	14,284	—	—	14,284	$14,284

Comprehensive Income		—	—	—	—	—	—	$14,284

Balance at December 31, 2000	5,175	56	42,095	65,602	(3,592)	—	104,161
Exercised stock options	84	—	443	—	—	—	443
Exercised warrants	269	3	15	—	—	—	18
Tax benefit for stock options exercised		—	1,971	—	—	—	1,971
Treasury stock	(168)	—	—	—	(2,977)	—	(2,977)
Net income		—	—	16,833	—	—	16,833	$16,833

Comprehensive Income		—	—	—	—	—	—	$16,833

Balance at December 31, 2001	5,360	$59	$44,524	$82,435	$(6,569)	$—	$120,449

See Accompanying Notes to Consolidated Financial Statements

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2001	2000	1999
(Dollars in thousands)
Cash Flows from Operating Activities:
Net Income	$16,833	$14,284	$10,200
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income tax (benefit)/provision	(1,496)	(664)	619
Provision for credit losses on loans	3,400	6,000	12,000
Chargeoff/provision for losses on real estate owned	—	476	80
Net loss from sale of loans	110	—	—
Net(gain)/loss from sale of real estate owned	(106)	166	(754)
Net loss from disposal of other assets	—	—	7
Loan fee and discount accretion	(2,341)	(2,822)	(5,108)
Depreciation and amortization	2,750	2,778	2,389
FHLB dividends	(1,206)	(1,476)	(961)
Decrease/(increase) in accrued interest receivable	1,363	(1,790)	(826)
Decrease in other assets	798	1,143	563
Increase/(decrease) in accounts payable and other liabilities	1,305	(1,788)	5,654

Net cash provided by operating activities	21,410	16,307	23,863

Cash Flows from Investing Activities:
Loans:
New loans funded	(666,368)	(753,066)	(714,073)
Payoffs	574,641	551,851	544,156
Sales proceeds	27,765	14,961	3,000
Purchases	(55,458)	(8,568)	(1,155)
Principal payments	17,976	24,355	24,806
Other, net	(3,018)	466	7,092
Real estate owned, net:
Sales proceeds	2,969	5,105	10,385
Capitalized costs	(4)	(62)	(149)
Other, net	—	—	(30)
Purchase of FHLB stock	(2,528)	(630)	(7,721)
Redemption of FHLB stock	—	3,612	—
Office property and equipment:
Sales proceeds	—	51	233
Additions	(1,414)	(1,337)	(2,031)

Net cash used in investing activities	(105,439)	(163,262)	(135,487)

Cash Flows from Financing Activities:
Deposit activity, net	(15,211)	128,221	67,185
Net increase in FHLB advances	100,000	35,000	85,000
Net proceeds from exercise of stock options and warrants	461	1,117	633
Collection of ESOP loan	—	—	79
Reduction in senior notes	(13,580)	(642)	—
Proceeds from capital securities	14,000	—	—
Treasury stock purchases	(2,977)	(3,544)	—

Net cash provided by financing activities	82,693	160,152	152,897

(Decrease)/increase in cash and cash equivalents	(1,336)	13,197	41,273
Cash and cash equivalents, beginning of year	99,919	86,722	45,449

Cash and cash equivalents, end of year	$98,583	$99,919	$86,722

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$85,241	$87,204	$73,214
Income taxes, net	10,500	11,050	4,233
Non-cash investing and financing activities:
Real estate acquired in settlement of loans	1,312	3,277	13,649
Loans originated to finance sales of real estate owned	—	—	1,500
Loans originated to refinance existing Bank loans	50,274	28,229	48,008
Tax benefit for exercised stock options	1,971	—	—

See Accompanying Notes to Consolidated Financial Statements

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation

      The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry. The following is a summary of significant principles used in the preparation of the accompanying financial statements.

Principles of Consolidation

      The consolidated financial statements include the accounts of Hawthorne Financial Corporation and its wholly owned subsidiaries, Hawthorne Savings, F.S.B. (“Bank”) and HFC Capital Trust I/II, which are collectively referred to herein as the “Company.” All significant intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations

      The Company is principally engaged in the business of attracting deposits from the general public and using those deposits, together with borrowings and other funds, to originate residential and income property real estate loans. The Company’s principal sources of revenue are interest earned on mortgage loans and fees generated from various deposit account services and miscellaneous loan processing activities. The Company’s principal expenses are interest paid on deposit accounts and the costs necessary to operate the Company.

Use of Estimates in the Preparation of Financial Statements

      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant estimates include the allowance for credit losses, valuation of real estate owned. Other estimates include fair value of stock options and fair values of financial instruments.

Cash and Cash Equivalents

      In the consolidated statements of financial condition and cash flows, cash and cash equivalents include cash, amounts due from banks and overnight investments. Office of Thrift and Supervision (“OTS”) regulations no longer require a savings association to maintain an average daily balance of liquid assets. In July 2001, the OTS issued a final rule that eliminated the 4% liquidity requirement and replaced it with a general requirement that thrifts maintain sufficient liquidity to ensure safety and soundness.

Investment Securities

      The Company has authority to invest in a variety of investment securities, including U.S. Government and agency securities, mortgage-backed securities and corporate securities. However, in recent years the Company’s strategy has been to deploy its assets through loan originations, rather than purchases of investment securities. As a result, the investment activity has been steadily decreasing over the last six years, and during 2001, 2000 and 1999 there was no investment activity. The Company classifies all securities acquired as available-for-sale under GAAP, and thus the securities are carried at fair value, with unrealized gains and losses excluded from income and reported as a separate component of stockholders’ equity, net of taxes.

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loans Receivable

      Loans are generally carried at principal amounts, less net deferred loan fees and costs. Net deferred loan fees and costs include deferred unamortized fees, less direct incremental loan origination costs. The Company defers all loan fees and costs, net of certain direct costs associated with originating loans, and recognizes these net deferred fees into interest revenue as a yield adjustment over the term of the loans using the interest method for permanent loans. When a loan is paid off, any unamortized net deferred fees and costs are recognized in interest income.

      Interest on loans, including impaired loans, is recognized in revenue as earned and is accrued only if deemed collectible. Loans 90 days or more delinquent, or when collection of interest or principal becomes uncertain, and loans classified substandard for which interest payment reserves were established from loan funds rather than borrower funds, are placed on nonaccrual status, meaning that the Company stops accruing interest on such loans and reverses any interest previously accrued but not collected. A nonaccrual loan may be restored to accrual status when delinquent principal and interest payments are brought current, the loan is paying in accordance with its payment terms for a period, typically between three to six months, and future monthly principal and interest payments are expected to be collected.

      The Company considers a loan to be impaired when it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. Once a loan is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. All loans on nonaccrual status are considered to be impaired, however, not all impaired loans are on nonaccrual status. To remain on accrual status, payments on impaired loans must be current.

      When the measurement of the impaired loan is less than the recorded amount of the loan, an impairment is recognized by recording a provision with a corresponding charge to the allowance for credit losses.

      All loans are classified as held-for-investment as the Company has the current intent and ability to hold these loans in their portfolio until maturity.

Allowance for Credit Losses

      In accordance with the SEC Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues,” and the newly released Federal Financial Institutions Examination Council (“FFIEC”) guidelines, management establishes specific allowances for credit losses on individual loans when it has determined that recovery of the Company’s gross investment is not probable and when the amount of loss can be reasonably determined. On a quarterly basis, management completes a loan loss allowance analysis that provides for an adequate balance in the allowance for credit losses. Management evaluates the allowance for credit losses in accordance with GAAP, within the guidance established by SFAS No. 5, “Accounting for Contingencies,” and SFAS No. 114, as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan,” as well as standards established by regulatory Interagency Policy Statements on the Allowance for Loan and Lease Losses (“ALLL”). In making this determination, management considers (1) the status of the asset, (2) the probable future status of the asset, (3) the value of the asset or underlying collateral and (4) management’s intent with respect to the asset. In quantifying the loss, if any, associated with individual loans and REO, management utilizes external sources of information (i.e., appraisals, price opinions from real estate professionals, comparable sales data and internal estimates). In establishing specific allowances for impaired loans, in accordance with SFAS No. 114, management estimates the revenues expected to be generated from disposal of the Company’s collateral or owned property, less construction and renovation costs (if any), holding costs and transaction costs. Other methods can be used to estimate impairment (market price or present value of expected future cash flows discounted at the loan’s original interest rate).

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company maintains an allowance for credit losses, which is not tied to individual loans or properties (General Valuation Allowances, or “GVA”). GVAs are maintained for each of the Company’s principal loan segments and supplemented by periodic additions through provisions for credit losses. In measuring the adequacy of the Company’s GVA, management considers (1) the Company’s historical loss experience for each loan portfolio segment and in total, (2) the historical migration of loans within each portfolio segment and in total (i.e., from performing to nonperforming, from nonperforming to REO), (3) observable trends in the performance of each loan portfolio segment, (4) observable trends in the region’s economy and in its real property markets, and (5) additional analyses to validate the reasonableness of the credit losses. The GVA level, based on the OTS Examiner Benchmark and review of peer information, is used to establish a range, which supports the reasonableness of the Bank’s GVA balance. The GVA includes an unallocated amount. The unallocated allowance is based upon management’s evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include other general economic and business conditions affecting our key lending areas.

Real Estate Owned

      Properties acquired through foreclosure, or deed in lieu of foreclosure (“real estate owned”), are transferred to REO and carried at the lower of cost or estimated fair value less the estimated costs to sell the property. The fair value of the property is based upon a current appraisal. Subsequent to foreclosure, management periodically performs valuations and the REO property is carried at the lower of carrying value or fair value, less costs to sell. The determination of a property’s estimated fair value incorporates (1) revenues projected to be realized from disposal of the property, (2) construction and renovation costs, (3) marketing and transaction costs and (4) holding costs (e.g., property taxes, insurance and homeowners’ association dues). Any subsequent declines in the fair value of the REO property after the date of transfer are recorded through a write-down of the asset. Revenue recognition upon disposition of the property is dependent upon the sale having met certain criteria relating to the buyer’s initial investment in the property sold. Gains and losses from sales of real estate owned properties are reflected in “Income/(loss) from real estate operations, net” in the consolidated statements of income.

Office Property and Equipment

      Company property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the various classes of assets. The ranges of useful lives for the principal classes of assets are as follows:

Buildings	20-30 years
Computers and related software	3-5 years
Facsimiles, copiers and printers	3-7 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of 5 years or term of lease
Automobiles	3 years

Parent Company

      In connection with the issuance of its 1997 12.50% Senior Notes (“Senior Notes”), the Company capitalized $2.5 million of issuance costs. To date, the Company amortized $0.6 million of its Senior Notes issuance costs, excluding $0.5 million related to the accelerated write-off of prepaid issuance costs due to the

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repurchase of Senior Notes, which are being amortized over seven years, the life of the debt, or through the period in which the debt is retired. See “Note 11 — Capital and Debt Offerings.”

Income Taxes

      The Company and its subsidiary have historically filed a consolidated federal income tax return and a combined state franchise tax return on a fiscal year ending December 31.

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

Impairment of Long-Lived Assets

      Long-lived assets and certain identifiable intangibles related to those assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. SFAS No. 121 requires that certain long-lived assets and identifiable intangibles to be disposed of be reported at the lower of historical cost or fair value, less costs to sell.

Recent Accounting Pronouncements

      SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

      In September 2000, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” which is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

      In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

      In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The provisions of SFAS No. 142 are to be applied starting with fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 will not have a significant impact on the financial position, result of operations, or cash flows of the Company.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. This pronouncement supercedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 for the disposal of a segment of a business. The Company is currently evaluating the impact that the adoption of SFAS No. 144 may have on its financial position, result of operations or cash flows.

Reclassifications

      Certain amounts in the 2000 and 1999 consolidated financial statements have been reclassified to conform with 2001 presentation.

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share Calculation

      The table below sets forth the Company’s earnings per share calculations for the years ended December 31, 2001, 2000 and 1999. In the following table, (1) “Warrants” refers to the Warrants issued by the Company in December 1995, which are currently exercisable, and which expire December 11, 2005, and (2) “Options” refer to stock options previously granted to employees of the Company and which were outstanding at each measurement date. See “Note 10 and Note 11.”

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

	Years Ended December 31,

	2001	2000	1999
(In thousands, except per share data)
Average shares outstanding:
Basic	5,291	5,300	5,288
Warrants	2,342	2,486	2,496
Options(1)	587	360	445
Less: Treasury stock(2)	(655)	(775)	(532)

Diluted	7,565	7,371	7,697

Net income before extraordinary item	$17,302	$14,284	$10,200

Net income after extraordinary item	$16,833	$14,284	$10,200

Basic earnings per share before extraordinary item	$3.27	$2.69	$1.93
Extraordinary item (net of taxes)	(0.09)	—	—

Basic earnings per share after extraordinary item	$3.18	$2.69	$1.93

Diluted earnings per share before extraordinary item	$2.29	$1.94	$1.33
Extraordinary item (net of taxes)	(0.06)	—	—

Diluted earnings per share after extraordinary item	$2.23	$1.94	$1.33

Year end shares outstanding:
Basic	5,360	5,175	5,326
Warrants	2,179	2,486	2,486
Options(3)	636	446	403
Less: Treasury stock(2)	(646)	(619)	(584)

Diluted	7,529	7,488	7,631

Basic book value per share	$22.47	$20.13	$17.33

Diluted book value per share	$16.00	$13.91	$12.10

(1)	Excludes 12,083, 225,327 and 385,000 options outstanding for the year ended December 31, 2001, 2000 and 1999, respectively, for which the exercise price exceeded the average market price of the Company’s common stock during the periods.

(2)	Under the treasury stock method, it is assumed that the Company will use proceeds from the pro forma exercise of the Warrants and Options to acquire actual shares currently outstanding, thus increasing

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

treasury stock. In this calculation, treasury stock was assumed repurchased at the average closing stock price for the respective period.

(3)	Excludes 15,000, 160,000 and 330,000 options outstanding at December 31, 2001, 2000 and 1999, respectively, for which the exercise price exceeded the average market price of the Company’s common stock at period-end.

Note 2 — Cash and Cash Equivalents

      The table below reflects cash and cash equivalents for the dates indicated:

	December 31,

	2001	2000
(Dollars in thousands)
Cash and due from banks	$18,583	$19,919
Federal funds sold	80,000	80,000

Total	$98,583	$99,919

Note 3 — Investment Securities

      As of December 31, 2001 and 2000, the Company did not have any investment securities. The Company has authority to invest in a variety of investment securities, including U.S. Government and agency securities, mortgage-backed securities and corporate securities. However, in recent years the Company’s strategy has been to deploy its assets through loan originations, rather than purchases of investment securities. As a result, there was no investment activity in 2001, 2000 and 1999.

Note 4 — Loans Receivable

      The Company’s loan portfolio consists almost exclusively of loans secured by real estate located in Southern California. The table below sets forth the composition of the Company’s loan portfolio as of the dates indicated.

	December 31,

	2001	2000
(Dollars in thousands)
Single family residential	$918,877	$888,416
Income property:
Multi-family(1)	255,183	253,039
Commercial(1)	248,092	200,372
Development(2)	227,190	203,894
Single family construction:
Single family residential(3)	159,224	195,983
Tract	—	3,495
Land(4)	50,984	46,520
Other	11,482	15,390

Gross loans receivable(5)	1,871,032	1,807,109
Less:
Undisbursed funds	(137,484)	(171,789)
Deferred (fees) and costs, net	6,337	2,197
Allowance for credit losses	(30,602)	(29,450)

Net loans receivable	$1,709,283	$1,608,067

(1)	Includes term loans secured by improved properties.

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Predominantly loans to finance the construction of income-producing improvements.

(3)	Predominantly loans for the construction of individual and custom homes.

(4)	The Company expects that a majority of these loans will be converted into construction loans, and the land-secured loans repaid with the proceeds of these construction loans, within 12 months.

(5)	Gross loans receivable includes the principal balance of loans outstanding, plus outstanding but unfunded loan commitments, predominantly in connection with construction loans.

      The table below summarizes the maturities for fixed rate loans and the repricing intervals for adjustable rate loans as of December 31, 2001:

	Principal Balance

	Fixed Rate	Adjustable Rate	Total
(Dollars in thousands)
Interval:
<3 months	$26,585	$1,326,057	$1,352,642
> 3 to 6 months	1,733	357,980	359,713
> 6 to 12 months	5,179	21,831	27,010
> 1 to 2 years	2,152	—	2,152
> 2 to 5 years	8,303	—	8,303
> 5 to 10 years	19,526	—	19,526
> 10 to 20 years	14,876	—	14,876
More than 20 years	86,810	—	86,810

Gross loans receivable	$165,164	$1,705,868	$1,871,032

      The contractual weighted average interest rates on loans at December 31, 2001 and 2000 were 7.69% and 8.98%, respectively.

      The table below summarizes nonaccrual loans for the dates indicated:

	December 31,

	2001	2000
(Dollars in thousands)
Single family residential	$6,438	$13,954
Income property:
Development	11,469	10,987
Single family construction:
Single family residential	2,187	2,712
Land	572	3,930
Other	—	18

Total(1)	$20,666	$31,601

(1)	At December 31, 2001 and December 31, 2000, nonaccrual loans included six loans totaling $4.7 million and 10 loans totaling $7.1 million, respectively, in bankruptcy. There were no troubled debt restructured loans (“TDRs”) on nonaccrual status at December 31, 2001, compared with $3.7 million at December 31, 2000. Excludes $4.7 million and $15.1 million of TDRs that were paying in accordance with their modified terms at December 31, 2001 and 2000, respectively.

      The interest income recognized on loans that were on nonaccrual status at December 31, 2001, 2000 and 1999, was $0.2 million, $1.7 million and $2.3 million, respectively. If these loans had been performing for the

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

entire year, the income recognized would have been $1.8 million, $3.3 million and $4.5 million for 2001, 2000 and 1999, respectively.

      The table below summarizes the amounts of interest income that would have been recognized on TDRs had borrowers paid at the original loan interest rate throughout each of the years below, the interest income that would have been recognized based upon the modified interest rate, and the interest income that was included in the consolidated statements of operations for the periods indicated. For this purpose, a TDR is a loan with respect to which (1) the original interest rate was changed for a defined period of time, (2) the loan’s maturity was extended due to borrowers’ financial difficulty, and/or (3) the Company agreed to suspend principal or interest payments for a defined period of time.

	Principal	Original	Modified	Recognized
	Balance	Interest	Interest	Interest
(Dollars in thousands)
Year ended December 31, 2001:
Permanent loans	$4,702	$469	$381	$381

Year ended December 31, 2000:
Permanent loans	$18,787	$2,049	$1,804	$1,273

Year ended December 31, 1999:
Development loans	$5,072	$684	$681	$392
Permanent loans	29,766	3,319	2,842	1,636

	$34,838	$4,003	$3,523	$2,028

      The table below summarizes the activity within the allowance for credit losses on loans for the periods indicated:

	Year Ended December 31,

	2001	2000	1999
(Dollars in thousands)
Balance, beginning of year	$29,450	$24,285	$17,111
Provision for credit losses	3,400	6,000	12,000
Charge-offs	(2,358)	(1,084)	(4,872)
Recoveries	110	249	46

Balance, end of year	$30,602	$29,450	$24,285

      Management believes the level of allowance for credit losses on loans is adequate to absorb losses inherent in the loan portfolio; however, circumstances might change which could adversely affect the performance of the loan portfolio resulting in increasing loan losses which cannot be reasonably predicted at December 31, 2001.

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The recorded investment in loans considered to be impaired under SFAS No. 114 as amended by SFAS No. 118, at December 31 was as follows:

	At or For the
	Year Ended December 31,

	2001	2000	1999
(Dollars in thousands)
Impaired loans with specific valuation allowances	$18,554	$11,364	$3,991
Impaired loans without specific valuation allowances	5,679	26,583	49,615
Total allowance allocated to impaired loans	(3,870)	(6,945)	(6,499)

Total impaired loans, net of allowance	$20,363	$31,002	$47,107

Average investment in impaired loans	$31,300	$38,000	$65,500
Interest income recognized on impaired loans	$1,030	$2,775	$3,417

      In December 2000, a $5.2 million specific allowance was identified for one impaired nonaccrual commercial loan, whose major tenant filed for Chapter 11 bankruptcy protection. The required allowance was reclassified from general allowance to specific allowance. A 51% controlling interest in this tenant was acquired by a strong investor during 2001. During the third quarter of 2001, the tenant ratified a renegotiated lease, which enabled the Bank to revise its internal valuation and consequently, reduce the specific allowance for this loan to $3.0 million as of December 31, 2001.

      The table below reconciles the principal balance of impaired loans and TDRs for the dates indicated:

	December 31,

	2001	2000
(Dollars in thousands)
Total impaired loans	$24,233	$37,947
Impaired loans 90 days or more delinquent	(660)	(10,042)

	23,573	27,905
Impaired loans which are not performing TDRs	(19,067)	(12,972)

Performing TDRs(1)	4,506	14,933
TDRs which are classified(2)	196	3,854

Total TDRs	$4,702	$18,787

(1)	TDRs not classified and not on nonaccrual.

(2)	Includes accruing TDRs of $0.2 million at December 31, 2001 and 2000.

Concentrations of Credit Risk

      At December 31, 2001, the Bank’s loans-to-one-borrower limit was $27.3 million based upon the 15% of unimpaired capital and surplus measurement. At December 31, 2001, the Bank’s largest relationships consisted of one borrower with outstanding commitments of $18.8 million, which consisted of approximately 5 loans, with $9.5 million secured by commercial real estate in the Bank’s lending area, $8.9 million secured by non-residential collateral and one unsecured commercial loan. All of these loans were performing in accordance with their terms.

      Approximately 97.8% and 97.4% of the Bank’s loan portfolio were concentrated in Southern California at December 31, 2001 and 2000, respectively.

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Real Estate Operations

      Real estate acquired in satisfaction of loans is transferred to real estate owned at estimated fair values, less any estimated disposal costs. The difference between the fair value of the real estate collateral and the loan balance at the time of transfer is recorded as a loan charge off if fair value is lower. Any subsequent declines in the fair value of the REO after the date of transfer were recorded through a write-down of the asset. Prior to 2000, any subsequent declines in the fair value of the REO after the date of transfer were recorded through the establishment of, or additions to allowance.

      The table below summarizes REO for the dates indicated:

	December 31,

	2001	2000
(Dollars in thousands)
Single family residential(1)	$1,312	$2,859

(1)	The Company held one and five properties as of December 31, 2001 and, 2000, respectively.

      The table below summarizes activity in the allowance for losses on real estate owned for the periods indicated:

	Year Ended December 31,

	2001	2000	1999
(Dollars in thousands)
Total allowance for losses at beginning of period	$—	$29	$45
Provision for losses	—	—	80
Charge-offs	—	(29)	(96)

Total allowance for losses at end of period	$—	$—	$29

      The following table sets forth the costs and revenues attributable to the Company’s REO properties for the periods indicated. The compensatory and legal costs directly associated with the Company’s property management and disposal operations are included in general and administrative expenses.

	Years Ended December 31,

	2001	2000	1999
(Dollars in thousands)
Expenses associated with real estate operations:
Repairs, maintenance and renovation	$(22)	$(294)	$(219)
Insurance and property taxes	(10)	(18)	(132)

	(32)	(312)	(351)
Net income/(loss) from sales of REO	106	(166)	754
Property operations, net	131	30	1
Charge-off/provision for losses on REO	—	(476)	(80)

Income/(loss) from real estate operations, net	$205	$(924)	$324

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Office Property and Equipment — At Cost

      The following table summarizes property and equipment for the dates indicated:

	December 31,

	2001	2000
(Dollars in thousands)
Office buildings	$1,188	$1,415
Furniture and equipment	7,095	6,449
Computer hardware/software	3,844	3,486
Leasehold improvements	3,631	3,482

Total	15,758	14,832
Less:
Accumulated depreciation and amortization	(11,711)	(10,214)

	4,047	4,618
Land	190	190

Net	$4,237	$4,808

      The Company recognized $2.7 million, $2.8 million and $2.3 million of depreciation and amortization expense for the years ended December 31, 2001, 2000, and 1999, respectively.

Note 7 — Deposits

      The table below summarizes the Company’s deposit portfolio by original term, weighted average interest rates (“WAIR”) and weighted average remaining maturities in months (“WARM”) as of the dates indicated:

	December 31, 2001				December 31, 2000

	Balance(1)	Percent	WAIR	WARM	Balance(1)	Percent	WAIR	WARM
(Dollars in thousands)
Transaction accounts:
Noninterest-bearing checking	$35,634	2.97%	—	—	$32,994	2.71%	—	—
Checking/ NOW	57,687	4.81%	1.98%	—	42,774	3.52%	2.67%	—
Passbook	40,751	3.39%	1.91%	—	25,868	2.13%	2.00%	—
Money Market	240,391	20.04%	2.85%	—	213,757	17.60%	5.20%	—

Total transaction accounts	374,463	31.21%			315,393	25.96%

Certificates of deposit:
7 day maturities	55,396	4.62%	2.33%	—	20,905	1.72%	4.04%	—
Less than 6 months	21,291	1.77%	2.42%	2	11,248	0.93%	4.93%	2
6 months to 1 year	268,100	22.35%	3.75%	3	106,193	8.74%	6.18%	4
1 year to 2 years	459,408	38.30%	4.66%	6	744,058	61.25%	6.43%	6
Greater than 2 years	20,987	1.75%	4.82%	16	17,059	1.40%	5.35%	14

Total certificates of deposit	825,182	68.79%			899,463	74.04%

Total	$1,199,645	100.00%	3.59%	5	$1,214,856	100.00%	5.71%	6

(1)	Deposits in excess of $100,000, excluding the $60.0 million of State deposits placed by the State of California with the Company, were 28.00% of total deposits at December 31, 2001, compared to 29.87% of total deposits at December 31, 2000.

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The table below summarizes interest expense on deposits, by type of account, for the periods indicated:

	Year Ended December 31,

	2001	2000	1999
(Dollars in thousands)
Checking/ NOW	$1,246	$1,006	$801
Passbook	892	582	918
Money Market	8,442	8,986	6,803
Certificates of deposit	49,442	52,939	42,309

Total	$60,022	$63,513	$50,831

      The following tables set forth the remaining maturities of the certificates of deposit outstanding for the periods indicated:

	Certificates of Deposit Outstanding at December 31, 2001

	Three	Over Three	Over Six
	Months	Through	Through	Over One
	or Less	Six Months	Twelve Months	Year	Total
(Dollars in thousands)
Balances< $100,000
4.00% or less	$76,092	$31,582	$54,687	$23,773	$186,134
4.01% - 5.00%	69,211	51,267	59,922	23,191	203,591
5.01% - 6.00%	84,346	1,976	10,554	2,525	99,401
6.01% - 7.00%	37,181	779	434	1,713	40,107
7.01% or more	—	—	—	—	—

	266,830	85,604	125,597	51,202	529,233
Balances> $100,000
4.00% or less	93,853	11,955	21,006	7,482	134,296
4.01% - 5.00%	30,321	22,190	29,138	10,841	92,490
5.01% - 6.00%	37,893	615	3,985	1,475	43,968
6.01% - 7.00%	24,067	208	378	542	25,195
7.01% or more	—	—	—	—	—

	186,134	34,968	54,507	20,340	295,949

Total	$452,964	$120,572	$180,104	$71,542	$825,182

	Certificates of Deposit Outstanding at December 31, 2001

	2002	2003	2004	2005	2006	Total
(Dollars in thousands)
Balances< $100,000
4.00% or less	$162,361	$23,526	$202	$—	$45	$186,134
4.01% - 5.00%	180,400	22,743	304	4	140	203,591
5.01% - 6.00%	96,876	1,941	205	272	107	99,401
6.01% - 7.00%	38,394	1,712	—	1	—	40,107
7.01% or more	—	—	—	—	—	—

	478,031	49,922	711	277	292	529,233
Balances> $100,000
4.00% or less	126,814	7,482	—	—	—	134,296
4.01% - 5.00%	81,649	10,841	—	—	—	92,490
5.01% - 6.00%	42,493	1,375	100	—	—	43,968
6.01% - 7.00%	24,653	542	—	—	—	25,195
7.01% or more	—	—	—	—	—	—

	275,609	20,240	100	—	—	295,949

Total	$753,640	$70,162	$811	$277	$292	$825,182

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — FHLB Advances

      A primary alternate funding source for the Company is a credit line with the FHLB with a maximum advance of up to 40% of the Company’s total assets based on qualifying collateral. The FHLB system functions as a source of credit to savings institutions which are members of the FHLB. Advances are secured by the Company’s mortgage loans and the capital stock of the FHLB owned by the Company. Subject to the FHLB’s advance policies and requirements, these advances can be requested for any business purpose in which the Company is authorized to engage. In granting advances, the FHLB considers a member’s creditworthiness and other relevant factors. At December 31, 2001, the Company had an approved line of credit with the FHLB for a maximum advance of up to 40% of total assets ($749.3 million as of December 31, 2001) based on qualifying collateral. The table below summarizes the balance and rate of FHLB advances for the dates indicated:

	December 31,

	2001		2000

		Average		Average
		Rate at		Rate at
	Principal	Year End	Principal	Year End
(Dollars in thousands)
Original Term:
12 Months	$—	0.00%	$25,000	5.81%
24 Months	40,000	2.89%	25,000	6.56%
36 Months	185,000	2.88%	100,000	6.73%
60 Months	135,000	5.92%	135,000	5.92%
84 Months	25,000	4.18%	—	0.00%
120 Months	99,000	5.19%	99,000	5.19%

Total	$484,000	4.27%	$384,000	5.98%

      The following table sets forth the remaining maturities of FHLB advances as of December 31, 2001:

	Fixed	Adjustable
	Rate	Rate	Total
(Dollars in thousands)
Year:
2002	$—	$25,000	$25,000
2003	70,000	100,000	170,000
2004	90,000	—	90,000
2005	75,000	—	75,000
2006	—	—	—
Thereafter	124,000	—	124,000

	$359,000	$125,000	$484,000

      The following table summarizes information relating to the Company’s FHLB advances for the periods or dates indicated:

	Year Ended December 31,

	2001	2000	1999
(Dollars in thousands)
Average balance during the year	$407,836	$346,983	$343,205
Average interest rate during the year	5.07%	5.82%	5.18%
Maximum month-end balance during the year	$484,000	$384,000	$379,000
Loans collateralizing the agreements at year end	$858,276	$751,628	$799,866

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Income Taxes

      The provision for income taxes consist of the following components for the periods indicated:

	Years Ended December 31,

	2001	2000	1999
(Dollars in thousands)
Current income tax expense:
Federal	$10,752	$9,203	$7,409
State	3,356	2,129	2

Total current	14,108	11,332	7,411
Deferred income tax (benefit) expense:
Federal	(341)	(1,843)	(1,168)
State	(1,155)	1,179	1,787

Total deferred	(1,496)	(664)	619

Income tax provision	12,612	10,668	8,030
Income tax benefit on extraordinary item	(342)	—	—

Total	$12,270	$10,668	$8,030

      The table below summarizes the components of the net deferred income tax assets for the dates indicated:

	December 31,

	2001	2000
(Dollars in thousands)
Deferred income tax liabilities:
Loan fees	$(7,339)	$(7,523)
FHLB stock	(2,943)	(2,390)
Depreciation	(204)	(438)
Other	(700)	(888)

Total	(11,186)	(11,239)
Deferred income tax assets:
Bad debts	12,424	10,826
Other	3,125	3,280

Total	15,549	14,106

Deferred tax assets	$4,363	$2,867

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The table below summarizes the differences between the statutory income tax and the Company’s effective tax for the periods indicated:

	Years Ended December 31,

	2001	2000	1999
(Dollars in thousands)
Federal income tax	$10,470	$8,733	$6,379
Addition resulting from:
California franchise tax, net of federal income taxes	1,937	1,785	1,163
Other	205	150	488

Income tax provision	12,612	10,668	8,030
Income tax benefit on extraordinary item	(342)	—	—

Total	$12,270	$10,668	$8,030

Note 10 — Stockholders’ Equity

Employee Benefit Plans

      The Company previously had an Employee Stock Ownership Plan (“ESOP”) that previously covered substantially all employees over 21 years of age who met minimum service requirements. As of December 15, 1995, the Company froze the ESOP and all accounts became fully vested and nonforfeitable. At December 31, 2001, the ESOP owned 85,530 shares of the Company’s common stock.

      Effective April 1, 1996, the ESOP was amended to include a 401(k) plan. The Company makes a matching contribution equal to 100% of the amount each participant elects to defer up to a maximum of 5% of the participant’s compensation for the calendar quarter. Employees are eligible to participate if they were employed by the Company on March 1, 1996, or have been employed for 6 months, worked at least 500 hours, and are over 21 years of age. Contributions under the plan were $0.5 million, $0.4 million and $0.4 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Deferred Compensation Plan

      In October 2000, the Bank adopted a Deferred Compensation Plan (“the Plan”) in order to provide specified benefits to a select group of management and highly compensated employees. Under the Plan, participants are allowed to defer up to 100% of their annual salary and bonuses. The Bank does not currently match participants’ deferrals. The balance in each participants’ deferred compensation account earns interest at a rate equal to the interest rate on 10-Year Treasury notes as in effect on the last date of the calendar year quarter immediately preceding the valuation date, plus 2.50%. The interest crediting rate was 7.52% and 8.30%, respectively, for the years ended December 31, 2001 and 2000. The expense of funding the deferred compensation plan was $0.4 million and $0.1 million, respectively, for the years ended December 31, 2001 and 2000.

Stock Option Plans

      On May 21, 2001, the Company merged its two stock option plans (“Option Plans”) into the Hawthorne Financial Corporation 2001 Stock Incentive Plan (“Stock Incentive Plan”), one of which provides for the issuance of stock options to directors and employees of the Company and the other of which provides for the issuance of stock options to employees other than certain executive officers of the Company. At December 31, 2001, the Stock Incentive Plan provides for the issuance of 1,018,900 maximum aggregate shares of Company common stock upon exercise of options. The exercise price of any option may not be less than the fair market

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of the common stock on the date of grant and the term of any option may not exceed 10 years. As of February 28, 2002, the number of stock options available under the Stock Incentive Plan was 259,400.

      Presented below is a summary of the transactions under the stock option plans described above for the periods indicated:

	Year Ended December 31,

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding, beginning of year	606,300	$9.58	787,800	$10.79	882,300	$10.19
Granted	206,650	17.44	301,500	8.51	135,000	14.36
Exercised	(84,150)	5.28	(235,500)	4.74	(110,000)	5.24
Canceled or expired	(77,750)	12.22	(247,500)	16.72	(119,500)	15.47

Outstanding, end of year	651,050	$12.32	606,300	$9.58	787,800	$10.79

Options exercisable, end of year	129,817		142,300		480,733

      The table below summarizes information about stock options outstanding and exercisable at December 31, 2001:

			Exercisable
		Weighted Average
Range of	Number	Remaining Contractual	Number	Weighted Average
Exercise Prices	Outstanding	Life (years)	Outstanding	Price

$4.65	30,000	1.92	30,000	$4.65
5.26	19,150	4.00	19,150	5.26
7.74 - 9.91	270,500	6.37	30,667	8.42
13.73	35,000	6.12	—	—
15.09 - 16.31	106,400	5.73	50,000	16.31
16.80 - 19.39	190,000	9.57	—	—

	651,050	6.91	129,817	$9.61

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      If compensation costs for the Stock Incentive Plan and Stock Option Plans and had been determined based on the fair value at the grant date for awards in 2001, 2000 and 1999, consistent with the provisions of SFAS No. 123, the Company’s net income and net earnings per share would have been reduced to the pro forma amounts as follows:

	Years Ended December 31,

	2001	2000	1999

(Dollars in thousands except per share data)
Net earnings after extraordinary item:
As reported	$16,833	$14,284	$10,200
Pro forma	$16,587	$14,022	$8,677
Basic earnings per share after extraordinary item:
As reported	$3.18	$2.69	$1.93
Pro forma	$3.14	$2.65	$1.64
Diluted earnings per share after extraordinary item:
As reported	$2.23	$1.94	$1.33
Pro forma	$2.19	$1.90	$1.13
Weighted average fair value at date of grant	$6.34	$3.71	$6.62

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,

	2001	2000	1999

Dividend yield	n/a	n/a	n/a
Expected life	6 months to 5 years	2 years to 4 years	4 years to 8 years
Expected volatility	61.12%	56.46%	30.55%
Risk-free interest rate	3.38%	4.76%	6.76%

Note 11 — Capital and Debt Offerings

      On December 31, 1997, the Company sold $40.0 million of 12.50% Senior Notes due 2004 (“Senior Notes”) in a private placement (the “1997 Offering”), which included registration rights. Interest on the Senior Notes is payable semi-annually. On or after December 31, 2002, the Senior Notes will be redeemable at any time at the option of the Company, in whole or in part, at the redemption price of 106.25% for the twelve-month period beginning December 31, 2002, and 103.125% thereafter.

      In September 2001, the Company authorized up to $5.0 million for the repurchase of shares of its common stock and to retire Senior Notes. This increased the amount previously authorized. The Company announced two 5% repurchase authorizations in March 2000 and July 2000, which authorized an aggregate of approximately 541,000 shares, and an additional 77,000 shares in April 2001. As of December 31, 2001, cumulative repurchases included 555,319 shares at an average price of $11.74.

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

      On March 28, 2001 and November 28, 2001, HFC Capital Trust I (“Trust I”) and HFC Capital Trust II (“Trust II”), respectively, statutory business trusts and wholly owned subsidiaries of the Company, issued $9.0 million of 10.18% fixed rate capital securities (the “Capital Securities I”) and $5.0 million of floating rate

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capital securities (the “Capital Securities II”), respectively. The Capital Securities, which were issued in separate private placement transactions, represent undivided preferred beneficial interests in the assets of the respective Trusts. The Company is the owner of all the beneficial interests represented by the common securities of Trust I and Trust II (the “Common Securities I” and “Common Securities II”) (together with the “Capital Securities I” and “Capital Securities II” and, collectively the “Trust Securities”). Trust I and Trust II exist for the sole purpose of issuing the Trust Securities and investing the proceeds thereof in 10.18% fixed rate and floating rate, respectively, junior subordinated deferrable interest debentures (the “Junior Subordinated Debentures I” and “Junior Subordinated Debentures II”) issued by the Company and engaging in certain other limited activities. Interest on the Capital Securities is payable semi-annually.

      The Junior Subordinated Debentures I held by Trust I will mature on June 8, 2031, at which time the Company is obligated to redeem the Capital Securities I. The Capital Securities I are callable, in whole or in part, at par value after ten years. The proceeds were used to repurchase, in a market transaction, $7.2 million of its Senior Notes at an average price of 101.4% of par value. See “Note 17 — Extraordinary Item.”

      The floating rate on the Capital Securities II, with an initial start rate of 5.97%, reprices semi-annually based on the index of six month LIBOR plus a spread of 3.75%, with a cap of 11.00% through December 8, 2006. The Junior Subordinated Debentures II held by Trust II will mature on December 8, 2031, at which time the Company is obligated to redeem the Capital Securities II. The Capital Securities II are callable, in whole or in part, at par value after five years. The proceeds were used to repurchase, in a market transaction, $4.0 million of its Senior Notes at an average price of 105.0% of par value. See “Note 17 — Extraordinary Item.”

Note 12 — Regulatory Matters

      The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and to average assets (as defined). Management believes, as of December 31, 2001 and 2000, that the Bank meets all capital adequacy requirements to which it is subject.

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2001 and 2000, the Bank is categorized as “well capitalized” under the regulatory framework for Prompt Corrective Action (“PCA”) Rules based on the most recent notification from the OTS. There are no conditions or events subsequent to December 31, 2001, that management believes have changed the Bank’s category. The Bank has agreed to maintain minimum core capital and risk-based capital ratios of 6.5% and 11.0%, respectively. The following table compares the Bank’s actual capital ratios to those required by regulatory agencies to meet the minimum capital requirements required by the OTS and to be categorized as “well capitalized” under the PCA Rules for the periods indicated.

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratios	Amount	Ratios	Amount	Ratios

(Dollars in thousands)
As of December 31, 2001:
Total capital to risk weighted assets	$169,278	12.70%	$106,619	8.00%	$133,274	10.00%
Core capital to adjusted tangible assets	154,981	8.36%	74,153	4.00%	92,692	5.00%
Tangible capital to adjusted tangible assets	154,981	8.36%	27,807	1.50%	n/a	n/a
Tier 1 capital to risk weighted assets	154,981	11.63%	n/a	n/a	79,965	6.00%
As of December 31, 2000:
Total capital to risk weighted assets	$151,914	12.23%	$99,407	8.00%	$124,259	10.00%
Core capital to adjusted tangible assets	140,387	8.01%	70,078	4.00%	87,598	5.00%
Tangible capital to adjusted tangible assets	140,387	8.01%	26,279	1.50%	n/a	n/a
Tier 1 capital to risk weighted assets	140,387	11.30%	n/a	n/a	74,555	6.00%

Note 13 — Commitments and Contingencies

Litigation

      In April 2001, the Superior Court of the State of California, County of Los Angeles granted Plaintiff’s motion to reinstate a construction defect case entitled Stone Water Terrace HOA v. Hawthorne Savings and Loan Association, in which the Bank was named as a defendant. The case had previously been dismissed because Plaintiff failed to take certain actions to prosecute its case. In this action, Plaintiff alleges, under several theories of recovery, that the Bank is responsible for construction defects in a multi-unit condominium complex. The Bank initially provided construction loans to the developer, but took over the completion of a portion of the project after the developer defaulted. Plaintiff seeks damages in an unspecified amount, plus punitive damages. The Bank denies the allegations in the complaint and has cross-complained against all of the subcontractors for indemnity. Discovery has not commenced, but Plaintiffs have indicated that damages may exceed $800,000. Although the Bank intends to vigorously defend its position in these actions and to seek indemnification from the responsible parties, there can be no assurances that the Company will prevail. In addition, the inherent uncertainty of jury or judicial verdicts makes it impossible to determine with certainty the Company’s maximum exposure in this action, although based upon the information developed to date, the Company believes its exposure will not exceed the amounts indicated by Plaintiffs. However, it is probable that the Company will incur substantial legal fees defending this matter.

      The Company is involved in a variety of other litigation matters in the ordinary course of its business, and anticipates that it will become involved in new litigation matters from time to time in the future. Based on the current assessment of these other matters, management does not presently believe that any one of these existing other matters is likely to have material adverse impact on the Company’s financial condition, result of operations or cash flows. However, the Company will incur legal and related costs concerning the litigation and may from time to time determine to settle some or all of the cases, regardless of management’s assessment

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the Company’s legal position. The amount of legal defense costs and settlements in any period will depend on many factors, including the status of cases (and the number of cases that are in trial or about to be brought to trial) and the opposing parties’ aggressiveness in pursuing their cases and their perception of their legal position. Further, the inherent uncertainty of jury or judicial verdicts makes it impossible to determine with certainty the Company’s maximum cost in any pending litigation. Accordingly, the Company’s litigation costs and expenses may vary materially from period to period, and no assurance can be given that these costs will not be material in any particular period.

Lending commitments

      At December 31, 2001, the Company had commitments to fund the undisbursed portion of existing construction and land loans of $113.5 million and income property and estate loans of $5.3 million. The commitments to fund the undisbursed portion of existing lines of credit, excluding construction and land lines of credit, totaled $18.7 million.

Leases

      The Company has entered into agreements to lease certain office facilities under noncancelable operating leases that expire at various dates to the year 2010. The leases generally provide that the Company pays common area maintenance expenses (“CAM”), including property taxes, insurance and other items. Current rental commitments for the remaining terms of these noncancelable leases as of December 31, 2001 are as follows:

Year	Amount

(Dollars in thousands)
2002	$1,823
2003	1,841
2004	1,803
2005	1,586
2006	307
Thereafter	986

Total	$8,346

      Lease expense, excluding CAM expenses, for office facilities was $1.9 million, $1.6 million and $1.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Note 14 — Off-Balance Sheet Activity

      The Company is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. The financial instruments include letters of credit. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contractual amounts of the commitments reflect the extent of involvement the Company has in the financial instruments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

      On January 10, 2002, the FHLB issued two $33.0 million Letters of Credit (LC) to the Company to replace the $66.0 million LC issued on June 25, 2001, which matured on January 9, 2002. The purpose of the LCs is to fulfill the collateral requirements for two $30.0 million deposits placed by the State of California with the Company. The LCs are issued in favor of the State Treasurer of the State of California and will

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

mature on April 10, 2002 and July 12, 2002. There were no issuance fees associated with these letters of credit; however, a maintenance fee of 15 basis points per annum is paid monthly by the Company.

Note 15 — Estimated Fair Value Information

      The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The Company, using available market information and appropriate valuation methodologies, has determined the estimated fair value amounts. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and or estimation methodologies may have a material effect on the estimated fair value amounts.

	Year Ended December 31,

	2001		2000

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
(Dollars in thousands)
Assets:
Cash and cash equivalents	$98,583	$98,583	$99,919	$99,919
Investment in FHLB stock	24,464	24,464	20,730	20,730
Loans receivable, net	1,709,283	1,741,696	1,608,067	1,645,338
Accrued interest receivable	9,677	9,677	11,040	11,040
Liabilities:
Deposits:
Noninterest-bearing checking	35,634	35,634	32,994	32,994
Checking/ NOW	57,687	57,687	42,774	42,774
Passbook	40,751	40,751	25,868	25,868
Money market	240,391	240,391	213,757	213,757
Certificates of deposit	825,182	827,998	899,463	898,640
FHLB advances	484,000	498,786	384,000	389,295
Senior notes	25,778	27,325	39,358	39,752
Capital securities	14,000	14,000	—	—
Accrued interest payable	933	933	1,351	1,351
Off-balance sheet credit related financial instruments:
Letter of credit	66,000	66,000	—	—

      The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value are explained below:

      For cash and cash equivalents, accrued interest receivable and accrued interest payable, the carrying amounts approximate fair values due to the short term nature of these instruments.

      The carrying amount of loans receivable is their contractual amounts outstanding reduced by net deferred loan origination fees and the allowance for loan losses (Note 4). Adjustable rate loans consist primarily of loans whose interest rates float with changes in either a specified bank’s reference rate or current market indices.

      The fair value of both adjustable and fixed rate loans was estimated by discounting the remaining contractual cash flows using the estimated current rate at which similar loans would be made to borrowers

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with similar credit risk characteristics over the same remaining maturities, reduced by net deferred loan origination fees and the allocable portion of the allowance for the credit losses. The estimated current rate for discounting purposes was not adjusted for any change in borrowers’ credit risks since the origination of such loans. Rather, the allocable portion of the allowance for credit losses is considered to provide for such changes in estimating fair value.

      The fair value of nonaccrual loans (Note 4) has been estimated at the carrying amount of these loans, as it is not practicable to reasonably assess the credit risk adjustment that would be applied in the market place for such loans.

      For FHLB stock, the carrying amount approximates fair value, as the stock may be sold back to the FHLB at the carrying value.

      The withdrawable amounts for noninterest-bearing checking, checking/ NOW, passbook and money market accounts are considered stated at their estimated fair value. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

      The fair value of FHLB advances and capital securities are estimated using the rates currently offered on similar instruments with similar terms. The letter of credit has no interest rate associated with it, therefore, the carrying amount approximates the fair value.

      The fair value of the Senior Notes is based on quoted market price.

      Additionally, commitments to originate mortgages are excluded from this presentation because such commitments are typically at market terms, are typically for adjustable rate loans, and are generally cancelable by the borrower without significant fees or costs upon cancellation.

      The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2001 and 2000. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented.

Note 16 — Related Parties

      In the ordinary course of business, the Company paid a director-related company for recruitment services. In management’s opinion, the recruitment services were made under terms consistent with the Company’s policies regarding recruitment firms. Recruitment fees paid to the director-related company in 2001, 2000 and 1999, totaled $0.1 million, $0.1 million and $0.2 million, respectively.

      In the ordinary course of business, the Company granted loans to certain executive officers and directors and extended credit in the form of overdraft protection lines. In management’s opinion, such loans and commitments to lend were made under terms that are consistent with the Company’s normal lending policies.

      During the year ended December 31, 2001, there were no loans granted to executive officers and directors. During the years ended December 31, 2000 and 1999, the Company granted $0.2 million and $0.2 million, respectively, in loans to executive officers and directors. In 2001, as stipulated in the deferred compensation loan agreement, the Company forgave $0.1 million of the $0.2 million loan granted in 2000, thereby reducing the principal balance to $0.1 million at December 31, 2001. During 1999, the $0.2 million loan granted in 1999 was paid in full.

Note 17 — Extraordinary Item

      During the year ended December 31, 2001, the Company repurchased $13.6 million of its Senior Notes at an average price of 102.5% of par value. Payment of the premium and recognition of the prepaid offering costs

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

associated with the Senior Notes, resulted in an extraordinary loss of $0.5 million, net of related income taxes of $0.3 million, or approximately $0.06 per diluted share.

Note 18 — Parent Company Only Financial Statements

STATEMENTS OF FINANCIAL CONDITION

	December 31,

	2001	2000
(Dollars in thousands)
Assets:
Cash at the Bank and cash equivalents	$2,828	$2,126
Loan receivable, net	152	228
Investment in subsidiaries	155,460	140,387
Other assets	2,384	1,457

Total assets	$160,824	$144,198

Liabilities and Stockholders’ Equity:
Liabilities:
Senior notes	$25,778	$39,358
Capital securities	14,455	—
Accounts payable and other liabilities	142	679

Total liabilities	40,375	40,037
Stockholders’ Equity:
Common stock — $0.01 par value; authorized 20,000,000 shares; issued and outstanding, 5,920,226 shares (2001) and 5,566,801 shares (2000)	59	56
Capital in excess of par value — common stock	44,524	42,095
Retained earnings	82,435	65,602
Less:
Treasury stock, at cost — 560,719 shares (2001) and 391,406 shares (2000)	(6,569)	(3,592)

Total stockholders’ equity	120,449	104,161

Total liabilities and stockholders’ equity	$160,824	$144,198

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18 — Parent Company Only Financial Statements (continued)

STATEMENTS OF INCOME

	Years Ended December 31,

	2001	2000	1999
(Dollars in thousands)
Interest revenues from investments	$41	$38	$55
Interest costs	4,716	4,989	5,000

Net interest income	(4,675)	(4,951)	(4,945)
Noninterest revenues/(expenses), net:
Operating	—	—	—
Other non-operating	95	25	(808)
Operating costs	(1,133)	(1,137)	(939)

Loss before income taxes and equity in subsidiaries	(5,713)	(6,063)	(6,692)
Income tax benefit	2,397	2,620	2,903

Loss before equity in subsidiary	(3,316)	(3,443)	(3,789)
Equity in net earnings of subsidiary	20,618	17,727	13,989

Income before extraordinary item	17,302	14,284	10,200
Extraordinary item (net of taxes of $342)	(469)	—	—

Net income	$16,833	$14,284	$10,200

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18 — Parent Company Only Financial Statements (continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2001	2000	1999
(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$16,833	$14,284	$10,200
Adjustments:
Equity in net undistributed earnings of subsidiary	(20,618)	(17,727)	(13,989)
Amortization	255	361	361
Increase in interest receivable	—	(6)	—
Decrease/(increase) in other assets	789	2,904	(2,890)
Decrease in accounts payable and other liabilities	(537)	(152)	(9,390)
Other	—	—	(32)

Net cash used in operating activities	(3,278)	(336)	(15,740)

Cash Flows from Investing Activities:
Net decrease/(increase) in loans receivable	76	(228)	150

Net cash provided by/(used in) investing activities	76	(228)	150

Cash Flows from Financing Activities:
Net proceeds from exercise of stock options and warrants	461	1,117	633
Treasury stock purchases	(2,977)	(3,544)	—
Net collection of ESOP loan	—	—	79
Cash contribution to subsidiary	—	—	(7,500)
Cash dividends received	6,000	4,500	3,000
Reduction in senior notes	(13,580)	(642)	—
Proceeds from capital securities	14,000	—	—

Net cash provided by/(used in) financing activities	3,904	1,431	(3,788)

Net increase/(decrease) in cash and cash equivalents	702	867	(19,378)
Cash and cash equivalents, beginning of year	2,126	1,259	20,637

Cash and cash equivalents, end of year	$2,828	$2,126	$1,259

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19 — Quarterly Information (unaudited)

	Three Months Ended for 2001

	March 31	June 30	September 30	December 31
(In thousands, except per share data)
Interest revenues	$38,514	$36,966	$36,581	$35,625
Interest costs	24,043	22,416	20,663	18,548

Net interest income	14,471	14,550	15,918	17,077
Provision for credit losses	1,500	1,000	400	500

Net interest income after provision for credit losses	12,971	13,550	15,518	16,577
Noninterest revenues	1,531	1,472	1,306	1,321
Income/(loss) from real estate operations, net	160	2	47	(4)
Noninterest expenses:
General and administrative expenses	8,861	8,710	8,614	8,242
Other non-operating expense	110	—	—	—

Total noninterest expenses	8,971	8,710	8,614	8,242

Income before income taxes and extraordinary item	5,691	6,314	8,257	9,652
Income tax provision	2,443	2,685	3,509	3,975

Net income before extraordinary item	3,248	3,629	4,748	5,677
Extraordinary item, net of taxes	(255)	—	(11)	(203)

Net income after extraordinary item	$2,993	$3,629	$4,737	$5,474

Basic earnings per share before extraordinary item	$0.63	$0.69	$0.89	$1.06

Basic earnings per share after extraordinary item	$0.58	$0.69	$0.89	$1.02

Diluted earnings per share before extraordinary item	$0.43	$0.48	$0.62	$0.75

Diluted earnings per share after extraordinary item	$0.40	$0.48	$0.62	$0.72

	Three Months Ended for 2000

	March 31	June 30	September 30	December 31

Interest revenues	$34,436	$36,375	$39,190	$38,987
Interest costs	19,691	20,868	23,812	24,311

Net interest income	14,745	15,507	15,378	14,676
Provision for credit losses	1,500	1,500	1,500	1,500

Net interest income after provision for credit losses	13,245	14,007	13,878	13,176
Noninterest revenues	1,760	2,134	2,965	1,235
Loss from real estate operations, net	(59)	(90)	(537)	(238)
Noninterest expenses:
General and administrative expenses	8,099	8,711	8,672	8,846
Other non-operating expense	1,828	196	117	55

Total noninterest expenses	9,927	8,907	8,789	8,901

Income before income taxes and extraordinary item	5,019	7,144	7,517	5,272
Income tax provision	2,115	3,072	3,233	2,248

Net income	$2,904	$4,072	$4,284	$3,024

Basic earnings per share	$0.53	$0.77	$0.81	$0.58

Diluted earnings per share	$0.39	$0.57	$0.58	$0.41

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20 — Subsequent Event

      On March 20, 2002, Hawthorne Financial Corporation (“Hawthorne”) and its subsidiary, Hawthorne Savings, F.S.B. (the “Bank”), entered into an Agreement and Plan of Reorganization (“Agreement”) with First Fidelity Bancorp, Inc., (“First Fidelity”) and its subsidiary, First Fidelity Investment and Loan Association (“Thrift”), pursuant to which First Fidelity will be merged with the Company (or a newly organized subsidiary of the Company) and the Thrift will be merged into the Bank (“Merger”). First Fidelity stockholders will receive $36.60 per share for their stock, in cash, Hawthorne stock, or a combination of the two, at the election of the stockholders, subject to a maximum of approximately 1,266,555 shares of Hawthorne stock in the aggregate to be issued in the transaction. The transaction, which is subject to regulatory approval and approval by the stockholders of Hawthorne and First Fidelity, is anticipated to close during the third quarter of 2002. The Thrift is a California state chartered industrial loan company with assets of $616.8 million as of December 31, 2001, and four branches located in Orange County and San Diego County, California, that specializes in loans secured by income producing real estate. In connection with the Agreement, Hawthorne and certain officers and directors of First Fidelity, in their capacities as shareholders of First Fidelity, entered into Shareholder Agreements pursuant to which such officers and directors agreed to vote the shares of First Fidelity common stock held by them in favor of the Merger.