Form 10-K/A
period 2001-12-31
HAWTHORNE FINANCIAL CORP
filed 2002-04-30
CIK 46267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number: 0-1100

HAWTHORNE FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-2085671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2381 Rosecrans Avenue, 2nd Floor El Segundo, California	90245 (Zip Code)
(Address of principal executive offices)

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

          As of April 24, 2002, the aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $166,455,728 (based upon the last reported sales price of the Common Stock as reported by the Nasdaq National Market). Shares of Common Stock held by each executive officer, director, and shareholders with beneficial ownership of greater than 10% of the outstanding Common Stock of the registrant and persons or entities known to the registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

          The number of shares of Common Stock, par value $0.01 per share, of the Registrant outstanding as of April 24, 2002 was 5,869,848 shares.

Hawthorne Financial Corporation (“Hawthorne” or the “Company”) files this Amendment No. 1 to its Annual Report on Form 10-K to include Part III, Item 10, Item 11, Item 12 and Item 13.

PART III

ITEM 10. DIRECTORS OF THE REGISTRANT

The following table sets forth certain information concerning the nominees of the Board, each of whom is currently a director of the Company. Each of the directors of the Company is also a director of Hawthorne Savings, F.S.B. (the “Bank”), a wholly owned subsidiary of the Company.

In December 1995, the Company sold $27.0 million of “investment units” in a private placement offering. Pursuant to an agreement entered into in connection with the offering, each of the three largest purchasers of investment units is entitled to recommend one person for nomination by the Board of Directors for election as a director. Pursuant to these rights, Fort Pitt Fund, L.P. recommended Harry F. Radcliffe, and Lee M. Bass recommended Anthony W. Liberati. Also pursuant to its rights, one of the three largest purchasers of investment units, Value Partners Ltd., recommended Gary W. Brummett, who became a director in October 1999. The right of each of these purchasers to nominate a director terminates at the time the purchaser no longer owns Warrants to purchase 220,000 shares of Common Stock and/or shares of Common Stock acquired upon the exercise of Warrants. On April 16, 2002, Value Partners Ltd. sold its entire interest in the Company and, therefore, is no longer entitled to nominate a director.

			Shares of	Percentage of
			Common	Outstanding
		Director	Stock Beneficially	Common
Name	Age	Since	Owned(1)	Stock

Marilyn Garton Amato(2)	63	1988	40,162	*
Gary W. Brummett(2)	43	1999	24,000	*
Timothy R. Chrisman(2)(3)	55	1994	50,693	*
Simone F. Lagomarsino(4)	40	1999	42,592	*
Anthony W. Liberati(2)	69	1996	30,000	*
Harry F. Radcliffe(2)(5)	51	1996	633,651	10.06%
Howard E. Ritt(2)	77	1993	29,500	*

*	Less than 1%.

(1)	As of April 24, 2002. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each of such persons has the sole voting and investment power with respect to the shares owned. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under this Rule, certain shares may be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment power). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which information is provided; in computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the table above does not necessarily reflect the person’s actual voting power at any particular date.

(2)	Includes 22,000 shares that this director may acquire within 60 days of April 24, 2002 upon the exercise of stock options.

(3)	Also includes (i) 22,349 shares directly owned and (ii) 6,344 shares which Mr. Chrisman may acquire within 60 days of April 24, 2002 upon the exercise of Warrants.

(4)	Includes 40,000 shares that Ms. Lagomarsino may acquire within 60 days of April 24, 2002 upon the exercise of stock options. Does not include 84,632 shares held of record by the 401(k)/ESOP which have been allocated to participants’ accounts and which are voted by Ms. Lagomarsino and other officers as trustees at the direction of the participants or, if no direction is given, by them as trustees in their discretion. Ms. Lagomarsino disclaims beneficial ownership of such shares.

(5)	Also includes (i) 196,258 shares directly owned by the Fort Pitt Fund, L.P., the Fort Pitt Fund, III, L.P., and Harry F. Radcliffe and (ii) 409,393 shares which Fort Pitt Fund, L.P. may acquire upon the exercise of

Warrants. Mr. Radcliffe is the President and Chief Executive Officer of Fort Pitt Capital Management Corp., the General Partner of Fort Pitt Fund, L.P., and Fort Pitt Fund III, L.P.

Biographical Information

MARILYN GARTON AMATO has owned and operated for more than the past five years an interior design firm, The Finishing Touch, which specializes in both commercial and residential interior design. She has also been active in many civic and charitable groups over the years and is the daughter of Dr. Cecil O. Garton, a past director and Chairman of the Board of Directors of the Company and a director of the Bank.

GARY W. BRUMMETT has been a principal in Brummett Consulting Group, a consulting firm serving the financial services industry, since February 1997. Prior to that, he had been Chief Operating Officer, of Cal Fed Bancorp where he was employed since April 1985. Mr. Brummett served as the Company’s interim Chief Executive Officer from November 17, 1999 to December 7, 1999.

TIMOTHY R. CHRISMAN has been the President and owner of Chrisman & Company, Inc., an executive search firm specializing in the placement of senior executives in the financial services industry, for more than the past five years. Mr. Chrisman has previously served as a director of other savings institutions. In February 1996, Mr. Chrisman was named Chairman of the Board of the Company and the Bank.

SIMONE F. LAGOMARSINO has been a director and the President and Chief Executive Officer of the Company and the Bank since December 1999. Prior to that, Ms. Lagomarsino was Executive Vice President and Chief Financial Officer of the Company and the Bank since February 1999. She previously served as Executive Vice President and Chief Financial Officer of First Plus Bank from March 1998 to February 1999, Senior Vice President of Imperial Financial Group from March 1997 to March 1998 and Senior Vice President and Chief Financial Officer of Ventura County National Bancorp.

ANTHONY W. LIBERATI was the Chairman of the Board of Directors of MCSi Inc., a distributor of computer supplies, from May 1996 until his retirement in February 2000. Mr. Liberati retired in 1995 from the Edward J. DeBartolo Corporation, Youngstown, Ohio where he was the Chief Operating Officer. Prior to his appointment as Chief Operating Officer, he was the DeBartolo Corporation’s Chief Financial Officer. Mr. Liberati is a former member of the Board of Directors of DeBartolo Realty Corporation, Youngstown, Ohio, a real estate investment trust. Mr. Liberati is a Director of First Fidelity Bancorp, Inc., Irvine, California, a privately held thrift holding company, and Zengine, Inc., an internet company. Mr. Liberati is a Limited Partner in Fort Pitt Fund I, Ford Pitt Fund II, and Fort Pitt Fund III.

HARRY F. RADCLIFFE is an investment manager. He was President and Chief Executive Officer of Fort Pitt Capital Management Corp. from April 1997 through August 2000. From December 1993 through March 1997, Mr. Radcliffe was the President, Chief Executive Officer and a Director of First Home Bancorp, Inc., Pittsburgh, Pennsylvania, and was President and Chief Executive Officer of its subsidiary First Home Savings Bank, F.S.B., from December 1993 and a Director from May 1993 until March 1997. He previously served as a Director and President of First South Savings Association from April 1989 to December 1993, and as its Chief Executive Officer from June 1989 to December 1993 and Director, President and Chief Executive Officer from May 1990 to December 1993. He also served as Director of Home Bancorp, Inc. and Home Savings Bank, F.S.B., Norfolk, Virginia from October 1994 to September 1995. Mr. Radcliffe is a Director of Essex Savings Bank, F.S.B., Virginia Beach, Virginia, Promistar Financial Corporation, Johnstown, Pennsylvania, MCSi Inc., and First Fidelity Bancorp, Irvine, California, a privately held thrift holding company.

HOWARD E. RITT retired in 1990 as an Executive Vice President of Sanwa Bank.

Executive Officers of the Registrant

The Executive Officers of the Registrant are set forth in Part I-Item 4A. “Executive Officers of the Registrant.”

Section 16(A)  Beneficial Ownership Reporting Compliance

Based solely on its review of copies of reports filed by reporting persons of the Company pursuant to Section 16(a) of the Exchange Act, or written representations from reporting persons that no Form 5 filing was required for such person, the Company believes that all filings required to be made by reporting persons of the Company were timely made in accordance with requirements of the Exchange Act.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to the Chief Executive Officer during 2001, and the four other most highly compensated executive officers who were serving as executive officers of the Company and the Bank at December 31, 2001 (the “Named Executive Officers”).

Summary Compensation Table

				Long-Term
				Compensation

				Awards

		Annual Compensation		Securities
				Underlying	Other
Name and Position	Year	Salary	Bonus(1)	Options/SARs(#)	Compensation(2)

Simone F. Lagomarsino(3)	2001	$325,000	$150,000	—	$8,500
President and Chief Executive Officer	2000	300,000	145,000	40,000	8,500
	1999	184,614	100,000	75,000	33,993	(4)

David L. Hardin, Jr.	2001	$228,800	$115,000	—	$8,500
Executive Vice President	2000	219,231	100,000	30,000	8,500
	1999	210,000	25,000	—	8,000

Chuck Stoneburg	2001	$219,440	$100,000	—	$—
Executive Vice President and Chief Operating Officer	2000	202,000	100,000	15,000	9,000	(5)
	1999	168,076	20,000	—	36,000	(5)

Karen C. Abajian (6)	2001	$207,500	$40,000	—	$138,723	(7)
Executive Vice President and Chief Financial Officer	2000	150,000	75,000	50,000	32,466	(8)
	1999	—	—	—	—

Eileen Lyon (9)	2001	$183,015	$100,000	—	$4,612
Senior Vice President and General Counsel	2000	154,808	50,000	15,000	2,356
	1999	—	—	—	—

(1)	Amounts were earned in the years indicated. Bonuses were paid in the year earned or in the first quarter of the following year.

(2)	Except as otherwise disclosed, Other Compensation is comprised solely of 401(k) matching contributions made by the Company.

(3)	Ms. Lagomarsino was appointed Chief Executive Officer on December 7, 1999. From February 17, 1999 to December 7, 1999, Ms. Lagomarsino served as the Chief Financial Officer of the Company and the Bank.

(4)	Includes a $30,000 signing bonus and $871 COBRA reimbursement.

(5)	Represents housing allowances.

(6)	Ms. Abajian was appointed Chief Financial Officer on April 3, 2000.

(7)	Includes $130,683 loan forgiveness pursuant to a Deferred Compensation Loan Agreement between the Company and Ms. Abajian.

(8)	Includes a $30,000 signing bonus.

(9)	Ms. Lyon was appointed Senior Vice President and General Counsel on February 14, 2000.

Option Grants in Last Fiscal Year

No stock options were granted during 2001 to the Named Executive Officers.

Aggregate Option Exercises and Fiscal Year-End Option Values

The following table sets forth, for each of the Named Executive Officers, certain information regarding options exercised in 2001 and options held at December 31, 2001:

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		in-the-Money
	Acquired	Value	Options/SARs at Fiscal		Options/SARs at Fiscal
	on Exercise	Realized	Year-End (#)		Year-End ($)
Name	(#)	($)	Exercisable/Unexercisable		Exercisable/Unexercisable(1)

Simone F. Lagomarsino	—	—	40,000	75,000	$172,360	$645,705
David L. Hardin, Jr.	27,000	$462,650	30,000	30,000	442,500	335,310
Chuck Stoneburg	13,000	140,270	37,000	15,000	173,740	167,655
Karen C. Abajian	—	—	33,333	16,667	349,163	174,587
Eileen Lyon	—	—	—	15,000	—	142,305

(1)	Based on the closing sale price of $19.40 for the Common Stock on December 31, 2001, less the option exercise price.

Change in Control Arrangements

On February 22, 2000, the Compensation Committee of the Board of Directors approved a change of control pay plan providing for the payment of three years base salary and bonus, including an excise tax gross-up payment, for the Chief Executive Officer of the Company, and providing for two years base salary and bonus, including an excise tax gross-up payment, for all Executive Vice Presidents of the Company (at present, 3 persons), and all Senior Vice Presidents reporting directly to the President (at present, 4 persons).

ITEM 12.  SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

The following table sets forth as of April 24, 2002 certain information regarding the ownership of the Company’s Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Common Stock, (ii) each executive officer named in the Summary Compensation Table in this Proxy Statement, and (iii) all of the Company’s executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each of such persons has the sole voting and investment power with respect to the shares owned. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this Rule, certain shares may be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment power). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which information is provided; in computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

	Shares
	Beneficially	Percent of
Name of Beneficial Owner	Owned	Class

Bass Group(1)	647,637	10.15
Harry F. Radcliffe(2)	633,651	10.06
FMR Corp.(3)	514,500	8.77
Wellington Management Company, LLP(4)	454,300	7.74
Dimensional Fund Advisors Inc.(5)	384,800	6.56
Thomson Horstmann & Bryant Inc.(6)	303,900	5.18
First Financial Fund, Inc.(7)	291,400	4.96
Simone F. Lagomarsino(8)(9)	42,592	*
David L. Hardin, Jr.(9)(10)	39,687	*
Charles Stoneburg(11)	38,147	*
Karen C. Abajian(12)	33,333	*
Eileen Lyon(9)	28	*
All directors and executive officers as a group (14 persons)(13)(14)	355,626	5.74%

*	Less than 1%.

(1)	This information is based on an amendment to the Schedule 13D filed on December 3, 1999 by Portfolio II Investors, L.P., The Bass Management Trust, Sid R. Bass Management Trust, Sid R. Bass and Lee M. Bass, (the “Bass Group”). The Schedule 13D indicates that the Bass Group has beneficial ownership of 647,637 shares of Common Stock, which amount includes 511,742 shares which may be acquired upon the exercise of Warrants and 135,725 shares of Common Stock directly owned by members of the Bass Group. The Schedule 13D indicates that the Warrants and the Common Stock are held in the following names: The Bass Management Trust (39,919 shares and 232,610 Warrants), Sid R. Bass Management Trust (279,132 Warrants), Sid R. Bass (47,903 shares), and Lee M. Bass (47,903 shares). The address for the Bass Group is c/o W. Robert Cotham, 201 Main Street, Suite 2600, Fort Worth, TX, 76102.

(2)	This information is based on the Schedule 13D filed on December 24, 1998 by the Fort Pitt Fund, L.P., the Fort Pitt Fund, III, L.P., and Harry F. Radcliffe. Mr. Radcliffe is the President and Chief Executive Officer of Fort Pitt Capital Management Corp., the General Partner of Fort Pitt Fund, L.P., and the Ford Pitt Fund III, L.P. (the “Fort Pitt Funds”). The Schedule 13D indicates that the Fort Pitt Fund, L.P. has beneficial ownership of 479,651 shares of Common Stock, which amount includes 409,393 shares acquirable upon the exercise of Warrants and 70,258 shares of Common Stock directly owned, and that Fort Pitt Fund, III has beneficial ownership of 120,000 shares of Common Stock directly owned. Harry F. Radcliffe’s ownership includes (i) 6,000 shares directly owned, and (ii) 22,000 shares which Mr. Radcliffe may acquire within 60 days of April 24, 2002 upon the exercise of stock options. The address for the Fort Pitt Fund, L.P. is 40 Wiggins Lane, Uniontown, PA 15401.

(3)	This information is based on the Schedule 13G filed on February 14, 2002 by FMR Corp., Edward C. Johnson 3d and Abigail P. Johnson. The Schedule 13G indicates that various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the Common Stock. The shares of Common Stock are beneficially owned by Fidelity Low Priced Stock Fund, an investment company registered under the Investment Company Act of 1940 (the “Fund”). Fidelity Management & Research Company, a subsidiary of FMR Corp. (“Fidelity”), and a registered investment advisor, is deemed to be the beneficial owner of such securities. Mr. Johnson, FMR Corp. through its control of Fidelity, and the Fund, each have the power to dispose of the securities. Power to vote the securities is held by Fidelity Funds’ Board of Trustees. Mr. Johnson and Ms. Johnson are Chairman of the Board and a director, respectively, of FMR Corp. Members of the Johnson family, through their stock ownership and shareholder voting agreement, form a controlling group with respect to FMR Corp. The address for FMR Corp., Fidelity, the Fund and Mr. Johnson and Ms. Johnson is 82 Devonshire Street, Boston MA 02109.

(4)	This information is based on the Schedule 13G/A filed February 12, 2002 by Wellington Management Company, LLP. The address for Wellington Management Company, LLP is 75 State Street, Boston, MA 02109. The shares are owned of record by advisory clients of Wellington Management Company LLP, none of which owns in excess of 5% of the Common Stock, except First Financial Fund, Inc.

(5)	This information is based on the Schedule 13G/A filed January 23, 2002 by Dimensional Fund Advisors Inc. The address for Dimensional Fund Advisors Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401. The shares reported are owned by four advisory clients of Dimensional Fund Advisors Inc., none of which owns in excess of 5% of the Common Stock. Dimensional Fund Advisors Inc. has voting and/or investment power over the shares, but disclaims beneficial ownership of such shares.

(6)	This information is based on the Schedule 13G filed February 12, 2001 by Thomson Horstmann & Bryant, Inc. The address for Thomson Horstmann & Bryant, Inc. is Park 80 West, Plaza Two, Saddle Brook, NJ 07663.

(7)	This information is based on the Schedule 13G filed February 12, 2002 by First Financial Fund, Inc., Gateway Center Three, 100 Mulberry Street, Newark, NJ 07102-7503.

(8)	Includes (i) 2,344 shares directly owned, (ii) 248 shares allocated to Ms. Lagomarsino’s 401(k) Plan account and (iii) 40,000 shares that she may acquire within 60 days of April 24, 2002 upon the exercise of stock options.

(9)	Shares beneficially owned by Ms. Lagomarsino, Mr. Hardin and Ms. Lyon do not include 84,632 shares held of record by the
401(k) Plan/ESOP which have been allocated to participants’ accounts and which are voted by them as trustees at the direction of the participants or, if no direction is given, by them as trustees in their discretion. Ms. Lagomarsino, Mr. Hardin and Ms. Lyon disclaim beneficial ownership of such shares.

(10)	Includes (i) 22,500 shares which Mr. Hardin may acquire within 60 days of April 24, 2002 upon the exercise of stock options, (ii) 13,957 shares which Mr. Hardin may acquire upon the exercise of Warrants, (iii) 2,038 shares allocated to Mr. Hardin’s 401(k) Plan account and (iv) 174 shares held by the ESOP which have been allocated to Mr. Hardin’s account.

(11)	Includes (i) 37,000 shares which Mr. Stoneburg may acquire within 60 days of April 24, 2002 upon the exercise of stock options and (ii) 147 shares allocated to Mr. Stoneburg’s ESOP account.

(12)	Includes 33,333 shares which Ms. Abajian may acquire within may acquire within 60 days of April 24, 2002 upon the exercise of stock options.

(13)	Current executive officers include Ms. Lagomarsino, Mr. Hardin, Mr. Stoneburg, Ms. Abajian, Ms. Lyon, Jacqueline Calhoun, Senior Vice President and Chief Credit Officer, Marilyn Momeny, Senior Vice President and Director of Human Resources, and Carol Ward, Senior Vice President-Risk Management.

(14)	Includes (i) 264,833 shares which members of the group may acquire within 60 days of April 24, 2002 upon the exercise of stock options, (ii) 20,301 shares which members of the group may acquire within 60 days of April 24, 2002 upon the exercise of Warrants, and (iii) 2,433 shares held by the 401(k) Plan/ESOP which have been allocated to the accounts of executive officers. Excludes 84,632 shares held of record by the 401(k) Plan/ESOP which have been allocated to participants’ accounts and which are voted by Ms. Lagomarsino, Mr. Hardin and Ms. Lyon as trustees at the direction of the participants or, if no direction is given, by them as trustees in their discretion.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 2001, the Company entered into an agreement with Chrisman & Company, Inc., a firm that specializes in executive recruiting for the financial services industry, pursuant to which the Company engaged Chrisman & Company to assist in recruiting qualified candidates for the position of the Executive Vice President-Chief Lending Officer. Mr. Timothy R. Chrisman, Chairman of the Board of the Company, is the President and owner of Chrisman & Company. During 2001, the Company paid Chrisman & Company an aggregate of $87,000 pursuant to this agreement. The Company believes that the terms of this agreement are no less favorable to the Company than the Company could have arranged with an unrelated third party.

In March 2002, the Company announced the execution of a definitive agreement (“Merger Agreement”) to acquire First Fidelity Bancorp, Inc. and its subsidiary, First Fidelity Investment and Loan. The acquisition, which is subject to shareholder and regulatory approval, provides for the Company to issue 1,266,555 shares of Hawthorne Financial Corporation stock and $37.4 million in cash for the 1,815,115 shares of First Fidelity Bancorp, Inc. stock and 88,000 options outstanding. The Bass Group, the Fort Pitt Funds, and Value Partners, Ltd. beneficially own 33.47%, 9.30% and 33.47%, respectively, of First Fidelity Bancorp, Inc. The Bass Group and the Fort Pitt Funds beneficially own more than 5% of the Company’s voting securities and, at the time the Merger Agreement was executed, Value Partners, Ltd. beneficially owned more than 5% of the Company’s voting securities. See “Part III—Item 12. Security Ownership Of Principal Stockholders And Management.” Value Partners, Ltd. sold its entire interest in the Company on April 16 2002. In addition, Anthony Liberati and Harry Radcliffe, directors of the Company, are both directors of First Fidelity Bancorp, Inc. Mr. Liberati and Mr. Radcliffe were nominated as directors of the Company by the Bass Group and the Fort Pitt Funds, respectively. See “Part III—Item 10. Directors of the Registrant.”

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: April 29, 2002	HAWTHORNE FINANCIAL CORPORATION

	By:	/s/ SIMONE LAGOMARSINO Simone Lagomarsino President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Date

/s/ SIMONE LAGOMARSINO Simone Lagomarsino Director, President, and Chief Executive Officer (Principal Executive Officer)	April 29, 2002

/s/ KAREN C. ABAJIAN Karen C. Abajian Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2002

/s/ TIMOTHY R. CHRISMAN Timothy R. Chrisman, Chairman of the Board	April 29, 2002

/s/ MARILYN GARTON AMATO Marilyn Garton Amato, Director	April 29, 2002

/s/ GARY W. BRUMMETT Gary W. Brummett, Director	April 29, 2002

Anthony W. Liberati, Director	April , 2002

Harry F. Radcliffe, Director	April , 2002

/s/ HOWARD E. RITT Howard E. Ritt, Director	April 29, 2002