Form 10-Q
period 2002-03-31
HAWTHORNE FINANCIAL CORP
filed 2002-05-08
CIK 46267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: The Registrant had 5,872,848 shares of Common Stock, $0.01 par value per share outstanding, as of April 30, 2002.

HAWTHORNE FINANCIAL CORPORATION

FORM 10-Q INDEX
For the quarter ended March 31, 2002

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     When used in this Form 10-Q or future filings by Hawthorne Financial Corporation (“Company”) with the Securities and Exchange Commission (“SEC”), in the Company’s press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, “believe” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers that all forward-looking statements are necessarily speculative and not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Also, the Company wishes to advise readers that various risks and uncertainties could affect the Company’s financial performance and cause actual results for future periods to differ materially from those anticipated or projected. Specifically, the Company cautions readers that the following important factors could affect the Company’s business and cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company:

•	Economic Conditions. The Company’s results are strongly influenced by general economic conditions in its market area. Accordingly, deterioration in these conditions could have a material adverse impact on the quality of the Company’s loan portfolio and the demand for its products and services. In particular, changes in economic conditions in the real estate industry or real estate values in our market may affect our performance.

i

•	Interest Rate Risk. The Company realizes income principally from the differential or spread between the interest earned on loans, investments, and other interest earning assets, and the interest paid on deposits and borrowings. The volumes and yields on loans, deposits, and borrowings are affected by market interest rates. As of March 31, 2002, 91.77% of the Company’s loan portfolio was tied to adjustable rate indices, such as COFI, Prime, CMT, MTA and LIBOR. Out of these adjustable rate loans, approximately 62.87%, or $1.0 billion, have reached their internal interest rate floors. Therefore, these loans have taken on fixed rate characteristics. The majority of the Company’s deposits are time deposits with a stated maturity (generally one year or less) and a fixed rate of interest. As of March 31, 2002, 74.17% of the Company’s borrowings from the FHLB are fixed rate, with remaining terms ranging from one to ten years (though such remaining terms are subject to early call provisions). The remaining 25.83% of the borrowings carry an adjustable interest rate, with 80% of the adjustable borrowings tied to the Prime Rate, maturing in 2003. The remaining 20% is tied to one month LIBOR, and matures in 2002.

Changes in the market interest rates directly and immediately affect the Company’s interest spread, and therefore profitability. Sharp and significant changes in market rates can cause the interest spread to shrink or expand significantly in the near term, principally because of the timing differences between the adjustable rate loans and the maturities (and therefore repricing) of the deposits and borrowings.

Sharp decreases in interest rates have historically resulted in increased loan prepayments as borrowers refinance to fixed rate products. Due to the fact that the Bank is a variable rate lender and offers fixed rate products on a limited basis, this interest rate environment could negatively impact the Company’s ability to grow the balance sheet and leverage off of the existing expense base. This could impede the Company’s ability to improve the overall efficiency ratio.

•	Government Regulation And Monetary Policy. All forward-looking statements presume a continuation of the existing regulatory environment and United States’ government monetary policies. The banking industry is subject to extensive federal and state regulations, and significant new laws or changes in, or repeals of, existing laws may cause results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Company, primarily through open market operations in United States government securities, the discount rate for member bank borrowings and bank reserve requirements, and a material change in these conditions has had and is likely to continue to have a material impact on the Company’s results.

•	Competition. The Company competes with numerous other domestic and foreign financial institutions and non depository financial intermediaries. The Company’s results may differ if circumstances affecting the nature or level of competition change, such as the merger of competing financial institutions or the acquisition of California institutions by out-of-state companies.

•	Credit Quality. A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Company has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying its credit portfolio, but such policies and procedures may not prevent unexpected losses that could materially adversely affect the Company’s results.

•	Risk That Announced Merger Will Not Occur As Anticipated. In March 2002, the Company announced that it reached a definitive agreement to acquire First Fidelity Bancorp, Inc. The Company’s results may be affected if (1) the business of Hawthorne Financial Corporation and First Fidelity Bancorp, Inc. are not combined successfully, or if such combination takes longer, or is more difficult, time-consuming or costly to accomplish than expected; (2) the expected growth opportunities and cost savings from the merger are not fully realized or take longer to realize than expected; (3) operating costs, customer losses and business disruption following the merger, including adverse effects on relationships with employees, are greater than expected; (4) governmental approvals of the merger are not obtained, or adverse regulatory conditions are imposed in connection with governmental approvals of the merger; or (5) the stockholders of either Hawthorne Financial Corporation or First Fidelity Bancorp, Inc. fail to approve the merger.

•	Other Risks. From time to time, the Company details other risks with respect to its business and/or financial results in press releases and filings with the SEC. Stockholders are urged to review the risks described in such releases and filings.

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

ii

HAWTHORNE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	December 31,
(Dollars in thousands)	2002	2001

Assets:
Cash and cash equivalents	$151,819	$98,583
Loans receivable (net of allowance for estimated credit losses of $28,676 in 2002 and $30,602 in 2001)	1,664,732	1,709,283
Real estate owned	—	1,312
Accrued interest receivable	9,362	9,677
Investment in capital stock of Federal Home Loan Bank, at cost	24,837	24,464
Office property and equipment at cost, net	4,254	4,237
Deferred tax asset	3,625	4,363
Other assets	4,624	4,278

Total assets	$1,863,253	$1,856,197

Liabilities and Stockholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing	$37,650	$35,634
Interest-bearing	1,159,011	1,164,011

Total deposits	1,196,661	1,199,645
FHLB advances	484,000	484,000
Senior notes	25,778	25,778
Capital securities	14,000	14,000
Accounts payable and other liabilities	16,265	12,325

Total liabilities	1,736,704	1,735,748

Stockholders’ Equity:
Common stock — $0.01 par value; authorized 20,000,000 shares; issued and outstanding, 5,939,776 shares (2002) and 5,920,266 shares (2001)	59	59
Capital in excess of par value — common stock	44,724	44,524
Retained earnings	88,337	82,435

	133,120	127,018
Less:
Treasury stock, at cost — 560,802 shares (2002) and 560,719 shares (2001)	(6,571)	(6,569)

Total stockholders’ equity	126,549	120,449

Total liabilities and stockholders’ equity	$1,863,253	$1,856,197

See Accompanying Notes to Consolidated Financial Statements

HAWTHORNE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,

(In thousands, except per share data)	2002	2001

Interest revenues:
Loans	$32,508	$36,916
Fed funds and other	861	1,598

Total interest revenues	33,369	38,514

Interest costs:
Deposits	9,534	17,301
FHLB advances	5,152	5,528
Senior notes	806	1,206
Capital securities	304	8

Total interest costs	15,796	24,043

Net interest income	17,573	14,471
Provision for credit losses	500	1,500

Net interest income after provision for credit losses	17,073	12,971
Noninterest revenues:
Loan related and other fees	920	1,198
Deposit fees	373	333

Total noninterest revenues	1,293	1,531
Income from real estate operations, net	69	160
Noninterest expenses:
General and administrative expenses:
Employee	5,032	4,490
Operating	1,503	1,564
Occupancy	914	945
Professional	107	1,109
Technology	369	510
SAIF premiums and OTS assessments	136	243
Legal settlements/other	20	110

Total general and administrative expenses	8,081	8,971

Income before income taxes and extraordinary item	10,354	5,691
Income tax provision	4,452	2,443

Income before extraordinary item	5,902	3,248
Extraordinary item, related to early extinguishment of debt (net of taxes of $185)	—	(255)

Net income	$5,902	$2,993

Basic earnings per share before extraordinary item	$1.10	$0.63

Basic earnings per share after extraordinary item	$1.10	$0.58

Diluted earnings per share before extraordinary item	$0.77	$0.43

Diluted earnings per share after extraordinary item	$0.77	$0.40

Weighted average basic shares outstanding	5,372	5,178

Weighted average diluted shares outstanding	7,627	7,563

See Accompanying Notes to Consolidated Financial Statements

HAWTHORNE FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Number of		Capital in Excess of			Total
	Common	Common	Par Value -	Retained	Treasury	Stockholders'
(In thousands)	Shares	Stock	Common Stock	Earnings	Stock	Equity

Balance at January 1, 2002	5,360	$59	$44,524	$82,435	$(6,569)	$120,449
Exercised stock options	19	—	103	—	—	103
Tax benefit for stock options exercised	—	—	97	—	—	97
Treasury stock	—	—	—	—	(2)	(2)
Net income	—	—	—	5,902	—	5,902

Balance at March 31, 2002	5,379	$59	$44,724	$88,337	$(6,571)	$126,549

See Accompanying Notes to Consolidated Financial Statements

HAWTHORNE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,

(Dollars in thousands)	2002	2001

Cash Flows from Operating Activities:
Net Income	$5,902	$2,993
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income tax benefit	738	(2,000)
Provision for credit losses on loans	500	1,500
Net gain from sale of real estate owned	(87)	(69)
Loan fee and discount amortization/(accretion)	8	(780)
Depreciation and amortization	388	949
FHLB dividends	(373)	(339)
Decrease in accrued interest receivable	315	291
Increase in other assets	(346)	798
Increase in accounts payable and other liabilities	3,940	1,552

Net cash provided by operating activities	10,985	3,299

Cash Flows from Investing Activities:
Loans:
New loans funded	(159,355)	(151,056)
Payoffs	226,852	112,117
Sales proceeds	—	7,722
Purchases	(16,393)	(172)
Principal payments	4,417	4,455
Other, net	(11,417)	9,048
Real estate owned:
Sales proceeds	1,399	2,256
Capitalized costs	—	(5)
Office property and equipment:
Sales proceeds	—	1
Additions	(369)	(312)

Net cash provided by/(used in) investing activities	45,134	(15,946)

Cash Flows from Financing Activities:
Deposit activity, net	(2,984)	21,585
Net proceeds from exercise of stock options and warrants	103	220
Reduction in senior notes	—	(8,730)
Proceeds from capital securities	—	9,000
Treasury stock purchases	(2)	(646)

Net cash (used in)/provided by financing activities	(2,883)	21,429

Increase in cash and cash equivalents	53,236	8,782
Cash and cash equivalents, beginning of year	98,583	99,919

Cash and cash equivalents, end of year	$151,819	$108,701

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$13,555	$22,513
Income taxes, net	2,100	2,000
Non-cash investing and financing activities:
Loans originated to refinance existing Bank loans	9,907	11,433
Tax benefit for exercised stock options	97	1,743

See Accompanying Notes to Consolidated Financial Statements

HAWTHORNE FINANCIAL CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

     The consolidated financial statements include the accounts of Hawthorne Financial Corporation and its wholly owned subsidiaries, Hawthorne Savings, F.S.B. (“Bank,”) HFC Capital Trust I and HFC Capital Trust II, which are collectively referred to herein as the “Company.” All significant intercompany transactions and balances have been eliminated in consolidation.

     In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company’s financial condition as of March 31, 2002 and December 31, 2001, and the related statements of income and cash flows for the three months ended March 31, 2002 and 2001. These consolidated financial statements for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2002.

     Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Recent Accounting Pronouncements

     Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” is effective for all fiscal years beginning after June 15, 2000. SFAS No.133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

     In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

     In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The provisions of SFAS No. 142 are to be applied starting with fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 did not have a significant impact on the financial position, result of operations, or cash flows of the Company.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. This pronouncement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 for the disposal of a segment of a business. The adoption of SFAS No. 144 did not have a significant impact on the financial position, result of operations, or cash flows of the Company.

Note 2 — Reclassifications

     Certain amounts in the 2001 consolidated financial statements have been reclassified to conform with classifications in 2002.

Note 3 — Book Value and Earnings Per Share

     The following table sets forth the Company’s earnings per share calculations for the three months ended March 31, 2002 and 2001. In the following table, (1) “Warrants” refer to the Warrants issued by the Company in December 1995, which are currently exercisable and which expire December 11, 2005, and (2) “Options” refer to stock options previously granted to employees and directors of the Company and which were outstanding at each measurement date.

	Three Months Ended March 31,

(In thousands, except per share data)	2002	2001

Average shares outstanding:
Basic	5,372	5,178
Warrants	2,179	2,486
Options (1)	701	493
Less: Treasury stock (2)	(625)	(594)

Diluted	7,627	7,563

Net income before extraordinary item	$5,902	$3,248

Net income after extraordinary item	$5,902	$2,993

Basic earnings per share before extraordinary item	$1.10	$0.63
Extraordinary item (net of taxes)	—	(0.05)

Basic earnings per share after extraordinary item	$1.10	$0.58

Diluted earnings per share before extraordinary item	$0.77	$0.43
Extraordinary item (net of taxes)	—	(0.03)

Diluted earnings per share after extraordinary item	$0.77	$0.40

Period-end shares outstanding (3):
Basic	5,379	5,174
Warrants	2,179	2,486
Options (4)	695	482
Less: Treasury stock (2)	(557)	(587)

Diluted	7,696	7,555

Basic book value per share (3)	$23.53	$20.97

Diluted book value per share (3)	$16.44	$14.36

(1)	For the three months ended March 31, 2002, there were no options for which the exercise price exceeded the average market price of the Company’s common stock. Excludes 88,317 for the three months ended March 31, 2001, for which the exercise price exceeded the average market price of the Company’s common stock during the period.

(2)	Under the treasury stock method, it is assumed that the Company will use proceeds from the proforma exercise of the Warrants and Options to acquire actual shares currently outstanding, thus increasing treasury stock. In this calculation, treasury stock was assumed to be repurchased at the average closing stock price for the respective period.

(3)	Book values were calculated using period-end shares outstanding.

(4)	At March 31, 2002, there were no options outstanding that exceeded the monthly average market price of the Company’s stock at period-end. Excludes 81,650 options outstanding at March 31, 2001, for which the exercise price exceeded the monthly average market price of the Company’s common stock at period-end.

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

     The Company is involved in a variety of other litigation matters in the ordinary course of its business, and anticipates that it will become involved in new litigation matters from time to time in the future. Based on the current assessment of these other matters, management does not presently believe that any one of these existing other matters is likely to have a material adverse impact on the Company’s financial condition, result of operations or cash flows. However, the Company will incur legal and related costs concerning the litigation and may from time to time determine to settle some or all of the cases, regardless of management’s assessment of the Company’s legal position. The amount of legal defense costs and settlements in any period will depend on many factors, including the status of cases (and the number of cases that are in trial or about to be brought to trial) and the opposing parties’ aggressiveness in pursuing their cases and their perception of their legal position. Further, the inherent uncertainty of jury or judicial verdicts makes it impossible to determine with certainty the Company’s maximum cost in any pending litigation. Accordingly, the Company’s litigation costs and expenses may vary materially from period to period, and no assurance can be given that these costs will not be material in any particular period.

Note 5-Off-Balance Sheet Activity

     The Company is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. At March 31, 2002, the Company had commitments to fund the undisbursed portion of existing construction and land loans of $90.1 million and income property and estate loans of $10.0 million. The Company’s commitments to fund the undisbursed portion of existing lines of credit totaled $17.4 million. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

     On January 10, 2002, the FHLB issued two $33.0 million Letters of Credit (LC) to the Company to replace the $66.0 million LC issued on June 25, 2001, which matured on January 9, 2002. The purpose of the LCs is to fulfill the collateral requirements for two $30.0 million deposits placed by the State of California with the Company. The LCs are issued in favor of the State Treasurer of the State of California and mature on April 10, 2002 and July 12, 2002. There were no issuance fees associated with these letters of credit; however, a maintenance fee of 15 basis points per annum is paid monthly by the Company.

Note 6 — Parent Company Items

     In September 2001, the Company authorized up to $5.0 million for the repurchase of shares of its common stock and to retire Senior Notes. This increased the amount previously authorized. The Company announced two 5% repurchase authorizations in March 2000 and July 2000, which authorized an aggregate of approximately 541,000 shares, and an additional 77,000 shares in April 2001. As of April 30, 2002, cumulative repurchases, under these authorizations, included 555,402 shares at an average price of $11.74.

     As of April 30, 2002, under these authorizations and with the proceeds from the capital securities described below, the Company repurchased $14.2 million in Senior Notes at an average price of 102.2% of par value.

     The Company owns all the outstanding stock of the Bank. On March 28, 2001 and November 28, 2001, HFC Capital Trust I (“Trust I”) and HFC Capital Trust II (“Trust II”), respectively, statutory business trusts and wholly owned subsidiaries of the Company, issued $9.0 million of 10.18% fixed rate capital securities (the “Capital Securities I”) and $5.0 million of floating rate capital securities (the “Capital Securities II”), respectively. The Capital Securities, which were issued in separate private placement transactions, represent undivided preferred beneficial interests in the assets of the respective Trusts. The Company is the owner of all the beneficial interests represented by the common securities of Trust I and Trust II (the “Common Securities I” and “Common Securities II”) (together with the “Capital Securities I” and “Capital Securities II” and, collectively the “Trust Securities”). Trust I and Trust II exist for the sole purpose of issuing the Trust Securities and investing the proceeds thereof in 10.18% fixed rate and floating rate, respectively, junior subordinated deferrable interest debentures (the “Junior Subordinated Debentures I” and “Junior Subordinated Debentures II”) issued by the Company and engaging in certain other limited activities. Interest on the Capital Securities is payable semi-annually.

     The Junior Subordinated Debentures I held by Trust I will mature on June 8, 2031, at which time the Company is obligated to redeem the Capital Securities I. The Capital Securities I are callable, in whole or in part, at par value after ten years. The proceeds were used to repurchase, in a market transaction, $7.2 million of its Senior Notes at an average price of 101.4% of par value. See “Note 17 — Extraordinary Item” on the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

     The floating rate on the Capital Securities II, with an initial start rate of 5.97%, reprices semi-annually based on the index of six month LIBOR plus a spread of 3.75%, with a cap of 11.00% through December 8, 2006. The Junior Subordinated Debentures II held by Trust II will mature on December 8, 2031, at which time the Company is obligated to redeem the Capital Securities II. The Capital Securities II are callable, in whole or in part, at par value after five years. The proceeds were used to repurchase, in a market transaction, $4.0 million of its Senior Notes at an average price of 105.0% of par value. See “Note 17 — Extraordinary Item” on the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

     In March 2002, the Company announced the execution of a definitive agreement to acquire First Fidelity Bancorp, Inc. and its subsidiary, First Fidelity Investment and Loan. The acquisition, which is subject to shareholder and regulatory approval, provides for the Company to issue 1,266,555 shares of Hawthorne Financial Corporation stock and $37.4 million in cash for the 1,815,115 shares of First Fidelity Bancorp, Inc. stock and 88,000 options outstanding. Total assets of First Fidelity Bancorp, Inc. were $630.2 million at March 31, 2002.

     In April 2002, the Company participated in a pooled private offering of trust preferred securities, raising $22.0 million to fund, in part, the cash portion of the transaction related to the acquisition of First Fidelity Bancorp, Inc., and its subsidiary First Fidelity Investment and Loan as disclosed herein. The proceeds of the trust preferred offering will be invested by the Company until completion of the merger, which is anticipated to occur in the third quarter of 2002. The floating rate on the Capital Securities III, with an initial start rate of 6.02%, reprices semi-annually based on the index of six month LIBOR plus a spread of 3.70%, with a cap of 11.00% through April 2007. The Junior Subordinated Debentures III held by Trust III will mature on April 10, 2032, at which time the Company is obligated to redeem the Capital Securities III. The Capital Securities III are callable, in whole or in part, at par value after five years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     The Company operates nine branches in Southern California and specializes in real estate secured lending in the markets that it serves, including: 1) permanent loans collateralized by single family residential property, 2) permanent and construction loans secured by multi-family residential and commercial real estate, 3) loans for the construction of individual single family residential homes and the acquisition and development of land for the construction of such homes. The Company funds its loans predominantly with retail deposits generated through its nine full service retail offices and FHLB advances.

CRITICAL ACCOUNTING POLICIES

Allowance for Credit Losses

     In accordance with the SEC Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues,” and the newly released Federal Financial Institutions Examination Council (“FFIEC”) guidelines, management establishes specific allowances for credit losses on individual loans when it has determined that recovery of the Company’s gross investment is not probable and when the amount of loss can be reasonably determined. On a quarterly basis, management completes a loan loss allowance analysis that provides for an adequate balance in the allowance for credit losses. Management evaluates the allowance for credit losses in accordance with GAAP, within the guidance established by SFAS No. 5, “Accounting for Contingencies,” and SFAS No. 114, as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan,” as well as standards established by regulatory Interagency Policy Statements on the Allowance for Loan and Lease Losses (“ALLL”). In making this determination, management considers (1) the status of the asset, (2) the probable future status of the asset, (3) the value of the asset or underlying collateral and (4) management’s intent with respect to the asset. In quantifying the loss, if any, associated with individual loans and real estate owned (“REO”), management utilizes external sources of information (i.e., appraisals, price opinions from real estate professionals, comparable sales data and internal estimates). In establishing specific allowances for impaired loans, in accordance with SFAS No. 114, management estimates the revenues expected to be generated from disposal of the Company’s collateral or owned property, less construction and renovation costs (if any), holding costs and transaction costs. Other methods may be used to estimate impairment (market price or present value of expected future cash flows discounted at the loan’s original interest rate). See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies — Allowance for Credit Losses” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

     The Company maintains an allowance for credit losses, which is not tied to individual loans or properties (General Valuation Allowances, or “GVA”). GVAs are maintained for each of the Company’s principal loan segments and supplemented by periodic additions through provisions for credit losses. In measuring the adequacy of the Company’s GVA, management considers (1) the Company’s historical loss experience for each loan portfolio segment and in total, (2) the historical migration of loans within each portfolio segment and in total (i.e., from performing to nonperforming, from nonperforming to REO), (3) observable trends in the performance of each loan portfolio segment, (4) observable trends in the region’s economy and in its real property markets, and (5) additional analyses to validate the reasonableness of the Bank’s GVA balance, such as the FFIEC Interagency “Examiner Benchmark” and review of peer information. The GVA includes an unallocated amount. The unallocated allowance is based upon management’s evaluation of various conditions, such as general economic and business conditions affecting our key lending areas, the effects of which are not directly measured in the determination of the GVA formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. Management intends to maintain an unallocated allowance, in the range of between 3% and 5% of the GVA, to account for the economic uncertainty in Southern California until economic or other conditions warrant a reassessment of the level of the unallocated GVA. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies — Allowance for Credit Losses” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

     Management believes that the provision for credit losses was at an adequate level during the first quarter of 2002, and that the allowance for credit losses of $28.7 million at March 31, 2002, is adequate to absorb the losses that, in the opinion and judgment of management, are known and inherent in the Bank’s loan portfolio.

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

Real Estate Owned

     Properties acquired through foreclosure, or deed in lieu of foreclosure (“real estate owned”), are transferred to REO and carried at the lower of cost or estimated fair value less the estimated costs to sell the property. The fair value of the property is based upon a current appraisal. The difference between the fair value of the real estate collateral and the loan balance at the time of transfer is recorded as a loan charge off if fair value is lower. Subsequent to foreclosure, management periodically performs valuations and the REO property is carried at the lower of carrying value or fair value, less estimated costs to sell. The determination of a property’s estimated fair value incorporates (1) revenues projected to be realized from disposal of the property, (2) construction and renovation costs, (3) marketing and transaction costs and (4) holding costs (e.g., property taxes, insurance and homeowners’ association dues). Any subsequent declines in the fair value of the REO property after the date of transfer are recorded through a write-down of the asset. Revenue recognition upon disposition of the property is dependent upon the sale having met certain criteria relating to the buyer’s initial investment in the property sold. Gains and losses from sales of real estate owned properties are reflected in “Income from real estate operations, net” in the consolidated statements of income.

RESULTS OF OPERATIONS

     Net income for the three months ended March 31, 2002, was $5.9 million, or $0.77 per diluted share, compared with $3.0 million, or $0.40 per diluted share after extraordinary item, for the three months ended March 31, 2001. This net income for the three months ended March 31, 2002, resulted in an annualized return on average assets (“ROA”) of 1.27% and an annualized return on average equity (“ROE”) of 19.55%, compared with an annualized ROA of 0.68% and an annualized ROE of 11.39% for the three months ended March 31, 2001. Income before income taxes and extraordinary item increased 81.94% for the three months ended March 31, 2002, to $10.4 million from $5.7 million, during the same period in 2001.

     The Company’s net interest income before provision for credit losses increased 21.44% to $17.6 million during the three months ended March 31, 2002, compared with $14.5 million for the three months ended March 31, 2001. The Company’s resulting net interest margin for the three months ended March 31, 2002, was 3.80%, compared with 3.28% during the same period in 2001. The Company’s net interest income was impacted by the 475 basis point drop in interest rates during 2001. The potential negative impact on the net interest margin in the first quarter of 2002 was mitigated by the interest rate floors in the loan portfolio. In a rising interest rate environment, these adjustable rate loans, that have taken on fixed rate loan characteristics, will result in potential net interest margin compression, as they will not reprice until rates have increased enough to bring the fully indexed rate above the internal floor rate. The Company’s yield on average earning assets was 7.21% for the three months ended March 31, 2002, compared with 8.73% during the same period in 2001. In addition, interest revenues were positively impacted by an $18.9 million, or 75.01%, decrease in nonaccrual loans during the first three months of 2002, compared with the same period in 2001. The average cost of funds for the Company decreased to 3.78% during the three months ended March 31, 2002, compared with 6.06% for the three months ended March 31, 2001. As a percentage of total deposits, transaction accounts have increased to 40.07% at March 31, 2002, compared with 31.21% of total deposits at December 31, 2001. Certificates of deposit totaled $717.2 million, or 59.93% of total deposits at March 31, 2002, compared with 68.79% of total deposits, or $825.2 million, at December 31, 2001. The change in the deposit mix had a positive impact on the Company’s total interest costs during 2002.

     Provisions for credit losses totaled $0.5 million for the three months ended March 31, 2002, compared with $1.5 million for the three months ended March 31, 2001. The decrease in the provision for credit losses was due to the overall improvement in asset quality. At March 31, 2002, the ratio of total allowance for credit losses to loans receivable, net of specific allowance and deferred fees and costs, was 1.69%, compared with 1.76% at December 31, 2001 and 1.86% at March 31, 2001. This ratio at March 31, 2002, decreased from the year ended December 31, 2001, due to the resolution of the $11.5 million income property construction loan that was on nonaccrual status since the fourth quarter of 2000. This loan was discounted at payoff in March 2002, which resulted in a charge-off of $2.2 million of the $3.0 million specific valuation allowance (“SVA”) previously established for this loan.

     Nonaccrual loans totaled $6.3 million at March 31, 2002 (or 0.34% of total assets), compared with nonaccrual loans of $20.7 million (or 1.11% of total assets) at December 31, 2001 and $25.2 million (or 1.41% of total assets) at March 31, 2001. Total classified loans were $52.8 million at March 31, 2002, compared with $58.0 million at December 31, 2001. Delinquent loans totaled $19.4 million at March 31, 2002, compared with $7.7 million at December 31, 2001. The increase in delinquent loans was attributable to one $10.8 million income property loan; subsequent to quarter end, this borrower provided to the Bank a copy of a commitment letter from another financial institution for takeout financing. The Company held no other real estate owned properties at March 31, 2002, compared with $1.3 million at December 31, 2001.

     Noninterest revenues were $1.3 million for the three months ended March 31, 2002, compared with noninterest revenues of $1.5 million earned during the same period in 2001. For 2002, loan related fees decreased due to the lower risk nature of the loans currently being underwritten.

     Total general and administrative expenses (“G&A”) were $8.1 million for the three months ended March 31, 2002, compared with $9.0 million of G&A incurred during the same period in 2001. The decrease in G&A for the three months ended March 31, 2002, was primarily due to a decrease of $1.0 million in professional fees as a result of insurance company reimbursements totaling $0.7 million for legal fees related to litigation and lower legal costs due to fewer outstanding legal issues.

Net Interest Income

     The following table shows average balance sheet data, related revenues and costs and effective weighted average yields and costs, for the three months ended March 31, 2002 and 2001:

	Three Months Ended March 31,

	2002			2001

			Weighted			Weighted
	Average	Revenues/	Average	Average	Revenues/	Average
(Dollars in thousands)	Balance	Costs	Yield/Cost	Balance	Costs	Yield/Cost

Assets:
Interest-earning assets:
Loans receivable (1)	$1,717,674	$32,508	7.61%	$1,652,162	$36,916	8.94%
Cash and cash equivalents	118,658	487	1.66	91,338	1,260	5.52
Investment in capital stock of Federal Home Loan Bank	24,607	374	6.16	20,878	338	6.57

Total interest-earning assets	1,860,939	33,369	7.21	1,764,378	38,514	8.73

Noninterest-earning assets	1,247			1,455

Total assets	$1,862,186			$1,765,833

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits	$1,161,976	$9,534	3.33%	$1,186,679	$17,301	5.91%
FHLB advances	484,000	5,152	4.26	384,000	5,528	5.76
Senior notes	25,778	806	12.50	38,528	1,206	12.52
Capital securities	14,000	304	8.69	400	8	8.00

Total interest-bearing liabilities	1,685,754	15,796	3.78	1,609,607	24,043	6.06

Noninterest-bearing checking	35,957			31,711
Noninterest-bearing liabilities	19,702			19,388
Stockholders’ equity	120,773			105,127

Total liabilities and stockholders’ equity	$1,862,186			$1,765,833

Net interest income		$17,573			$14,471

Interest rate spread			3.43%			2.67%

Net interest margin			3.80%			3.28%

(1)	Includes the interest on nonaccrual loans only to the extent that it was paid and recognized as interest income.

     The operations of the Company are substantially dependent on its net interest income, which is the difference between the interest income earned from its interest-earning assets and the interest expense incurred on its interest-bearing liabilities. The Company’s net interest margin is its net interest income divided by its average interest-earning assets. Net interest income and net interest margin are affected by several factors, including (1) the level of, and the relationship between, the dollar amount of interest-earning assets and interest-bearing liabilities, (2) the relationship between the repricing or maturity of the Company’s adjustable rate and fixed rate loans, as well as the impact of internal interest rate floors, and short term investment securities and its deposits and borrowings, and (3) the magnitude of the Company’s noninterest-earning assets, including nonaccrual loans and real estate owned (“REO”).

     The Company’s net interest income increased 21.44% to $17.6 million during the three months ended March 31, 2002, compared with $14.5 million during the three months ended March 31, 2001. Average earning assets increased to $1.9 billion for the three months ended March 31, 2002, compared with $1.8 billion, for the three months ended March 31, 2001. The yield on interest-earning assets was 7.21% for the three months ended March 31, 2002, compared with 8.73% during the same period in 2001. Loans were funded through borrowings from the FHLB. The average cost of interest-bearing liabilities for the Company decreased 228 basis points to 3.78% for the three months ended March 31, 2002, compared with 6.06% during the same period in 2001. Expressed as a percentage of interest-earning assets, the Company’s resulting net interest margin was 3.80% for the three months ended March 31, 2002, compared with 3.28% during the same period in 2001. The Company’s net interest income was impacted by the 475 basis point drop in interest rates during 2001. The potential negative impact on the net interest margin in the first quarter of 2002 was mitigated by the interest rate floors in the loan portfolio. In a rising interest rate environment, these adjustable rate loans, which have taken on fixed rate loan characteristics, will result in potential net interest margin compression, as they will not reprice until rates have increased enough to bring the fully indexed rate above the internal floor rate.

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

     As of March 31, 2002, 91.77% of the Company’s net loan portfolio was adjustable rate, with 86.38% of such loans subject to repricing no less frequently than annually. The substantial majority of such loans are priced at a margin over various market sensitive indices, including the MTA, the Prime Rate, LIBOR, COFI, one year CMT and the one month CMT. Based upon the continued decline in the effective yield of these indices, the Company expects that the yield on its loan portfolio will decline over the coming months to fully incorporate the decrease in market interest rates. However, the decline is partially mitigated by the contractual floors, with 62.87% of all adjustable rate loans no longer adjusting downward.

     At March 31, 2002, 59.93% of the Company’s interest-bearing deposits were comprised of certificate accounts, the majority of which have original terms ranging from six to twelve months. The remaining, weighted average term to maturity for the Company’s certificate accounts approximated six months at March 31, 2002. Generally, the Company’s offering rates for certificate accounts move directionally with the general level of short term interest rates, though the margin may vary due to competitive pressures.

     As of March 31, 2002, 74.17% of the Company’s borrowings from the FHLB are fixed rate, with remaining terms ranging from one to ten years (though such remaining terms are subject to early call provisions). The remaining 25.83% of the borrowings carry an adjustable interest rate, with 80% of the adjustable borrowings tied to the Prime Rate, maturing in 2003. The remaining 20% is tied to one month LIBOR, and matures in 2002.

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

	Three Months Ended March 31, 2002 and 2001
	Increase (Decrease) Due to Change In

			Volume and	Net
(Dollars in thousands)	Volume	Rate	Rate (1)	Change

Interest-earning assets:
Loans receivable (2)	$1,464	$(5,648)	$(224)	$(4,408)
Cash and cash equivalents	377	(885)	(265)	(773)
Investment in capital stock of Federal Home Loan Bank	61	(21)	(4)	36

	1,902	(6,554)	(493)	(5,145)

Interest-bearing liabilities:
Deposits	(360)	(7,564)	157	(7,767)
FHLB advances	1,440	(1,440)	(376)	(376)
Senior notes	(400)	(1)	1	(400)
Capital securities	272	1	23	296

	952	(9,004)	(195)	(8,247)

Change in net interest income	$950	$2,450	$(298)	$3,102

(1)	Calculated by multiplying change in rate by change in volume.

(2)	Includes the interest on nonaccrual loans only to the extent that it was paid and recognized as interest income.

     The Company’s interest revenues decreased by $5.1 million, or 13.36%, during the three months ended March 31, 2002, compared with the same period in 2001. This decrease was primarily attributable to the 133 basis point decrease in the yield on average loans receivable, which averaged 7.61% during 2002, compared with 8.94% in 2001, partially offset by a 3.97% increase in the average balance of loans outstanding, which grew to $1.72 billion in 2002, compared with $1.65 billion in 2001. The Company experienced an increase in loan prepayments in the first quarter of 2002 as borrowers refinanced loans. Although first quarter 2002 loan originations increased 11.49% year over year, to $175.6 million from $157.5 million in 2001, the new loan commitments were insufficient to offset the payoffs. Also contributing to the decrease was a 386 basis point decline in the yield on cash and cash equivalents, which averaged 1.66% during the three months ended March 31, 2002, compared with 5.52% during the same period in 2001, partially offset by a 29.91% increase in the average balance of cash and cash equivalents.

     Interest costs decreased by $8.2 million, or 34.30%, during the three months ended March 31, 2002, compared with the same period in 2001. This decrease was primarily attributable to the 228 basis point decrease in the average cost of interest-bearing liabilities, which averaged 3.78% during the first quarter of 2002, compared with 6.06% during the same period in 2001. In addition, the Company’s average interest-bearing deposits were $1.16 billion with an average cost of funds of 3.33% during the first quarter of 2002, compared with $1.19 billion and a 5.91% average cost of funds during the same period in 2001. The average balance of certificates of deposits decreased $122.8 million, to $777.7 million with an average cost of funds of 3.66% during the three months ended March 31, 2002, compared with $900.5 million and a 6.33% average cost of funds during the same period in 2001. The average balance of money market accounts reflected an increase of $68.1 million, to $282.4 million with an average cost of funds of 2.92% during the three months ended March 31, 2002, compared with $214.3 million and a 5.27% average cost of funds during the same period in 2001. As a percentage of total average deposits, transaction accounts have increased to 33.07% for the three months ended March 31, 2002, compared with 24.11% of total average deposits during the same period in 2001. In addition, the average balance of FHLB advances reflected an increase of $100.0 million, to $484.0 million with an average cost of funds of 4.26% during the three months ended March 31, 2002, compared with $384.0 million and a 5.76% average cost of funds during the same period in 2001. The change in deposit mix and the decrease in average cost of funds on deposits and FHLB advances had a positive impact on the Company’s total interest costs during the three months ended March 31, 2002.

     These changes in interest revenues and interest costs produced an increase of $3.1 million, or 21.44%, in the Company’s net interest income for the three months ended March 31, 2002, compared with the same period in 2001. Expressed as a percentage of interest-earning assets, the Company’s net interest margin increased to 3.80% during the three months ended March 31, 2002, compared with the net interest margin of 3.28% produced during the same period in 2001. The Company’s net interest income was impacted by the 475 basis point drop in interest rates during 2001. The potential negative impact on the net interest margin in the first quarter of 2002 was mitigated by the interest rate floors in the loan portfolio. In a rising interest rate environment, these adjustable rate loans, that have taken on fixed rate loan characteristics, will result in potential net interest margin compression, as they will not reprice until rates have increased enough to bring the fully indexed rate above the internal floor rate.

Provisions for Credit losses

     Provisions for credit losses were $0.5 million and $1.5 million for the three months ended March 31, 2002, and March 31, 2001, respectively. The decrease in the provision for credit losses was due to improvement in asset quality. The Company’s total allowance for credit losses to loans receivable, net of specific allowances and deferred fees and costs, decreased to 1.69% at March 31, 2002, compared with 1.76% at December 31, 2001 and 1.86% at March 31, 2001. The Company’s annualized ratio of charge-offs to average loans increased from 0.05% during the first three months of 2001 to 0.57% during the first three months of 2002, due to the $2.2 million charge-off of SVA associated with the $11.5 million income property construction loan that was discounted at payoff. Additionally, total classified assets to Bank core capital and general allowance for credit losses was 27.81% at March 31, 2002, compared with 32.59% at December 31, 2001 and 34.50% at March 31, 2001.

     Although the Company maintains its allowance for credit losses at a level which it considers to be adequate to provide for potential losses, based on presently known conditions, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. The calculation of the adequacy of the allowance for credit losses, and therefore the requisite amount of provision for credit losses, is based on several factors, including underlying loan collateral values, delinquency trends and historical loan loss experience, all of which can change without notice based on market and economic conditions and other factors. See “Critical Accounting Policies” for a more complete discussion of the Company’s allowance for credit losses.

Noninterest Revenues

     Noninterest revenues were $1.3 million for the three months ended March 31, 2002, compared with noninterest revenues of $1.5 million earned during the same period in 2001. For 2002, loan related fees decreased due to the lower risk nature of the loans currently being underwritten.

     Loan related fees primarily consist of fees collected from borrowers (1) for the early repayment of their loans, (2) for the extension of the maturity of loans (predominantly short term construction loans, with respect to which extension options are often included in the original term of the Company’s loan) and (3) in connection with certain loans which contain exit or release fees payable to the Company upon the maturity or repayment of the Company’s loan. The Company anticipates that these loan related fees will continue to decrease as the nature of loans currently being underwritten will not allow the Company to charge the same level of fees that were charged in prior years. Noninterest revenues also include deposit fee income for service fees, nonsufficient fund fees and other miscellaneous check and service charges, which increased to $0.4 million for the three months ended March 31, 2002, an increase of 12.01% from $0.3 million earned in 2001.

Real Estate Operations

     The table below sets forth the costs and revenues attributable to the Company’s real estate owned (“REO”) properties for the periods indicated. The compensatory and legal costs directly associated with the Company’s property management and disposal operations are included in general and administrative expenses.

	Three Months Ended March 31,

(Dollars in thousands)	2002	2001	Change

Expenses associated with real estate operations:
Repairs, maintenance and renovation	$(19)	$(11)	$(8)
Insurance and property taxes	—	(8)	8

	(19)	(19)	—
Net recoveries from sales of REO	87	69	18
Property operations, net	1	110	(109)

Income from real estate operations, net	$69	$160	$(91)

     Net income from sales of REO properties represent the difference between the proceeds received from property disposal and the carrying value of such properties upon disposal. Property operations principally include the net operating income (collected rental revenues less operating expenses and certain renovation costs) from foreclosed income producing properties or receipt, following foreclosure, of similar funds held by receivers during the period the original loan was in default. During the three months ended March 31, 2002, the Company sold one property generating net cash proceeds of $1.4 million and a net recovery of $0.09 million, compared with sales of three properties generating net cash proceeds of $2.3 million and a net recovery of $0.07 million during the same period in 2001. As of March 31, 2002, the Company held no other real estate owned properties.

Noninterest Expenses

     General and Administrative Expenses

     The table below details the Company’s general and administrative expenses for the periods indicated:

	Three Months Ended March 31,

(Dollars in thousands)	2002	2001	Change

Employee	$5,032	$4,490	$542
Operating	1,503	1,564	(61)
Occupancy	914	945	(31)
Professional	107	1,109	(1,002)
Technology	369	510	(141)
SAIF premiums and OTS assessments	136	243	(107)
Legal settlements/other	20	110	(90)

Total	$8,081	$8,971	$(890)

     Total G&A expenses were $8.1 million for the three months ended March 31, 2002, compared with $9.0 million incurred during the same period in 2001. The $0.9 million decrease in G&A for the three months ended March 31, 2002 was primarily due to a decrease in professional fees, partially offset by an increase in employee costs. The decrease of $1.0 million in professional fees was the result of insurance company reimbursements totaling $0.7 million for legal fees related to litigation and lower legal costs due to fewer outstanding legal issues. The $0.5 million increase in employee costs was primarily due to an increase in compensation related expenses as a result of increased headcount. The efficiency ratio represents total general and administrative expenses (excluding legal settlements/other) divided by net interest income before provision for credit losses and noninterest revenues. The efficiency ratios were 42.73% and 55.37% for the three months ended March 31, 2002 and 2001, respectively. Excluding the $0.7 million insurance reimbursement for legal fees related to litigation, the efficiency ratio for the first quarter of 2002 was 46.51%.

Income Taxes

     The Company recorded an income tax provision of $4.5 million for the three months ended March 31, 2002, compared with $2.4 million during the same period in 2001. The Company’s effective tax rate was 43.00% during the three months ended March 31, 2002, compared with 42.93% during the three months ended March 31, 2001.

FINANCIAL CONDITION, CAPITAL RESOURCES & LIQUIDITY AND ASSET QUALITY

Assets

Loans Receivable

General

     The Company’s loan portfolio consists primarily of loans secured by real estate located in Southern California. The table below sets forth the composition of the Company’s loan portfolio as of the dates indicated:

	March 31, 2002		December 31, 2001

(Dollars in thousands)	Balance	Percent	Balance	Percent

Single family residential	$918,414	50.92%	$918,877	49.12%
Income property:
Multi-family (1)	266,709	14.79%	255,183	13.64%
Commercial (1)	230,648	12.79%	248,092	13.26%
Development (2)	205,113	11.37%	227,190	12.14%
Single family construction:
Single family residential (3)	127,514	7.07%	159,224	8.51%
Land (4)	44,456	2.46%	50,984	2.72%
Other	10,717	0.60%	11,482	0.61%

Gross loans receivable (5)	1,803,571	100.00%	1,871,032	100.00%

Less:
Undisbursed funds	(117,484)		(137,484)
Deferred costs, net	7,321		6,337
Allowance for estimated credit losses	(28,676)		(30,602)

Net loans receivable	$1,664,732		$1,709,283

(1)	Predominantly term loans secured by improved properties, with respect to which the properties’ cash flows are sufficient to service the Company’s loan.

(2)	Predominantly loans to finance the construction of income producing improvements. Also includes loans to finance the renovation of existing improvements.

(3)	Predominantly loans for the construction of individual and custom homes.

(4)	The Company expects that a majority of these loans will be converted into construction loans, and the land secured loans repaid with the proceeds of these construction loans, within 12 months.

(5)	Gross loans receivable includes the principal balance of loans outstanding, plus outstanding but unfunded loan commitments, predominantly in connection with construction loans.

     The table below sets forth the Company’s loan portfolio diversification by loan size:

	March 31, 2002		December 31, 2001

(Dollars in thousands)	No. of Loans	Gross Commitment	No. of Loans	Gross Commitment

Loans in excess of $10.0 million:
Income property:
Commercial	2	$22,669	2	$22,699
Development	4	45,007	5	56,477

	6	$67,676	7	$79,176

Percentage of total gross loans		3.75%		4.23%
Loans between $5.0 and $10.0 million:
Single family residential	4	$27,524	4	$25,036
Income property:
Multi-family	1	7,638	1	7,651
Commercial	9	65,110	10	74,078
Development	12	75,068	12	76,545
Single family construction:
Single family residential	1	5,415	2	12,915
Land	1	5,200	2	11,200

	28	$185,955	31	$207,425

Percentage of total gross loans		10.31%		11.09%
Loans less than $5.0 million		$1,549,940		$1,584,431

Gross loans receivable		$1,803,571		$1,871,032

     The table below sets forth the Company’s net loan portfolio composition, excluding net deferred fees and costs, as of the dates indicated:

Net Loan Portfolio Composition	March 31, 2002		December 31, 2001

	Balance	Percent	Balance	Percent

Single family residential	$912,859	54.14%	$913,255	52.68%
Income property:
Multi-family	266,102	15.78%	254,530	14.68%
Commercial	215,480	12.78%	235,156	13.57%
Development:
Multi-family	110,209	6.54%	102,682	5.92%
Commercial	52,778	3.13%	68,431	3.95%
Single family construction:
Single family residential	82,796	4.91%	104,158	6.01%
Land	41,227	2.45%	48,719	2.81%
Other	4,636	0.27%	6,617	0.38%

Total loan principal (1)	$1,686,087	100.00%	$1,733,548	100.00%

(1)	Excludes net deferred fees and costs.

     The table below sets forth the approximate composition of the Company’s gross new loan originations, net of internal refinances, for the periods indicated, by dollars and as a percentage of total loans originated:

	Three Months Ended		Three Months Ended
	March 31, 2002		March 31, 2001

(Dollars in thousands)	Amount	%	Amount	%

Single family residential (1)	$100,080	56.99%	$61,097	38.79%
Income property:
Multi-family (2)	30,546	17.39%	4,059	2.58%
Commercial (3)	9,270	5.28%	23,260	14.77%
Development:
Multi-family (4)	7,414	4.22%	10,943	6.95%
Commercial (5)	3,807	2.17%	26,380	16.75%
Single family construction:
Single family residential (6)	20,147	11.47%	24,611	15.62%
Land	4,351	2.48%	7,153	4.54%
Other	—	—	6	—

Total (7)	$175,615	100.00%	$157,509	100.00%

(1)	Includes unfunded commitments of $0.1 million for the period ended March 31, 2001.

(2)	Includes unfunded commitments of $0.2 million and $0.6 million for the period ended March 31, 2002 and March 31, 2001, respectively.

(3)	Includes unfunded commitments of $0.4 million for the period ended March 31, 2001.

(4)	Includes unfunded commitments of $2.6 million and $9.7 million for the period ended March 31, 2002 and March 31, 2001, respectively.

(5)	Includes unfunded commitments of $3.0 million and $16.5 million for the period ended March 31, 2002 and March 31, 2001, respectively.

(6)	Includes unfunded commitments of $10.7 million and $16.9 million for the period ended March 31, 2002 and March 31, 2001, respectively.

(7)	Includes $16.3 million and $0.2 million, in purchased loans for the three months ended March 31, 2002 and March 31, 2001, respectively. Excludes $0.1 million in premium paid on purchased loans for the three months ended March 31, 2002.

Asset Quality

Classified Assets

     The table below sets forth information concerning the Company’s risk elements as of the dates indicated. Classified assets include REO, nonaccrual loans and performing loans which have been adversely classified pursuant to the Company’s classification policies and OTS regulations and guidelines (“performing/classified” loans).

	March 31,	December 31,	March 31,
(Dollars in thousands)	2002	2001	2001

Risk elements:
Nonaccrual loans (1)	$6,295	$20,666	$25,194
Real estate owned, net	—	1,312	676

	6,295	21,978	25,870
Performing loans classified substandard or lower (2)	46,520	37,341	32,572

Total classified assets	$52,815	$59,319	$58,442

Total classified loans	$52,815	$58,007	$57,766

Loans restructured and paying in accordance with modified terms (3)	$2,707	$4,506	$14,427

Gross loans before allowance for estimated credit losses	$1,693,408	$1,739,885	$1,655,519

Loans receivable, net of specific allowance and deferred (fees) and costs	$1,692,958	$1,736,310	$1,649,741

Delinquent loans:
30 - 89 days (4)	$14,405	$2,742	$3,641
90+ days	4,968	4,982	7,668

Total delinquent loans	$19,373	$7,724	$11,309

Allowance for estimated credit losses:
General	$28,226	$27,027	$24,955
Specific (5)	450	3,575	5,778

Total allowance for estimated credit losses	$28,676	$30,602	$30,733

Net loan charge-offs:
Net charge-offs for the quarter ended (5)	$2,426	$13	$217
Percent to net loans (annualized)	0.57%	0.00%	0.05%
Percent to beginning of period allowance for credit losses (annualized)	31.71%	0.17%	2.95%
Selected asset quality ratios at period end:
Total nonaccrual loans to total assets	0.34%	1.11%	1.41%
Total allowance for estimated credit losses to loans receivable, net of specific allowance and deferred (fees) and costs	1.69%	1.76%	1.86%
Total general allowance for estimated credit losses to loans receivable, net of specific allowance and deferred (fees) and costs	1.67%	1.56%	1.51%
Total allowance for estimated credit losses to nonaccrual loans	455.54%	148.08%	121.99%
Total classified assets to Bank core capital and general	27.81%	32.59%	34.50%
allowance for estimated credit losses

(1)	Nonaccrual loans include three loans totaling $4.5 million, six loans totaling $4.7 million and ten loans totaling $7.2 million, in bankruptcy at March 31, 2002, December 31, 2001 and March 31, 2001, respectively. Nonaccrual loans include no TDRs at March 31, 2002, December 31, 2001 and March 31, 2001.

(2)	Excludes nonaccrual loans.

(3)	Represents troubled debt restructured loans not classified and not on nonaccrual.

(4)	The increase in delinquent loans was attributable to one $10.8 million income property loan; subsequent to quarter end, this borrower provided to the Bank a copy of a commitment letter from another financial institution for takeout financing.

(5)	In December 2000, a $5.2 million specific allowance was identified for one nonaccrual commercial loan, whose major tenant filed for Chapter 11 bankruptcy protection. The required reserve was reclassified from general allowance to specific allowance. A 51% controlling interest in this tenant was acquired by a strong investor during 2001. During the third quarter of 2001, the tenant ratified a renegotiated lease, which enabled the Bank to revise its internal valuation allowance and consequently, reduce the specific allowance for this loan to $3.0 million. This loan was discounted at payoff in March 2002, which resulted in a charge-off of $2.2 million.

     The table below sets forth information concerning the Company’s gross classified loans, by category, as of March 31, 2002:

	Nonaccrual	Other
(Dollars in thousands)	Loans	Classified Loans	Total

Single family residential	$5,271	$9,371	$14,642
Income property:
Commercial	—	24,377	24,377
Development	—	8,498	8,498
Single family construction:
Single family residential	—	71	71
Land	1,021	4,203	5,224
Other	3	—	3

Gross classified loans	$6,295	$46,520	$52,815

Allowance for Credit Losses

     In accordance with the SEC Staff Accounting Bulletin No. 102, FFIEC guidelines, management establishes specific allowances for credit losses on individual loans when it has determined that recovery of the Company’s gross investment is not probable and when the amount of loss can be reasonably determined. On a quarterly basis, management completes a loan loss allowance analysis that provides for an adequate balance in the allowance for credit losses. Management evaluates the allowance for credit losses in accordance with GAAP, within the guidance established by SFAS No. 5, “Accounting for Contingencies,” and SFAS No. 114, as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan,” as well as standards established by regulatory Interagency Policy Statements on the Allowance for Loan and Lease Losses (“ALLL”). In making this determination, management considers (1) the status of the asset, (2) the probable future status of the asset, (3) the value of the asset or underlying collateral and (4) management’s intent with respect to the asset. In quantifying the loss, if any, associated with individual loans and REO, management utilizes external sources of information (i.e., appraisals, price opinions from real estate professionals, comparable sales data and internal estimates). In establishing specific allowances for impaired loans, in accordance with SFAS No. 114, management estimates the revenues expected to be generated from disposal of the Company’s collateral or owned property, less construction and renovation costs (if any), holding costs and transaction costs. Other methods may be used to estimate impairment (market price or present value of expected future cash flows discounted at the loan’s original interest rate).

     The Company maintains an allowance for credit losses, which is not tied to individual loans or properties (General Valuation Allowances, or “GVA”). GVAs are maintained for each of the Company’s principal loan segments and supplemented by periodic additions through provisions for credit losses. In measuring the adequacy of the Company’s GVA, management considers (1) the Company’s historical loss experience for each loan portfolio segment and in total, (2) the historical migration of loans within each portfolio segment and in total (i.e., from performing to nonperforming, from nonperforming to REO), (3) observable trends in the performance of each loan portfolio segment, (4) observable trends in the region’s economy and in its real property markets, and (5) additional analyses to validate the reasonableness of the Bank’s GVA balance, such as the FFIEC Interagency “Examiner Benchmark” and review of peer information. The GVA includes an unallocated amount. The unallocated allowance is based upon management’s evaluation of various conditions, such as general economic and business conditions affecting our key lending areas, the effects of which are not directly measured in the determination of the GVA formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. Management intends to maintain an unallocated allowance, in the range of between 3% and 5% of the GVA, to account for the economic uncertainty in Southern California until economic or other conditions warrant a reassessment of the level of the unallocated GVA. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies — Allowance for Credit Losses” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

     The table below summarizes the activity of the Company’s allowance for credit losses for the periods indicated:

	Three Months Ended
	March 31,

(Dollars in thousands)	2002	2001

Average loans outstanding	$1,717,674	$1,652,162

Total allowance for estimated credit losses at beginning of period	$30,602	$29,450
Provision for credit losses	500	1,500
Charge-offs:
Single family residential	(280)	(218)
Income Property:
Development	(2,171)	—
Single family construction:
Single family residential	—	(43)
Recoveries:
Other	25	44

Net charge-offs	(2,426)	(217)

Total allowance for estimated credit losses at end of period	$28,676	$30,733

Annualized ratio of charge-offs to average loans outstanding during the period	0.56%	0.05%

     The table below summarizes the Company’s allowance for credit losses by category for the periods indicated:

	March 31, 2002			December 31, 2001

			Percent of			Percent of
			Reserves to			Reserves to
			Total Loans (1)			Total Loans (1)
(Dollars in thousands)	Balance	Percent	by Category	Balance	Percent	by Category

Single family residential	$10,406	36.29%	1.13%	$9,878	32.28%	1.08%
Income property:
Multi-family	1,965	6.85%	0.74%	2,009	6.57%	0.79%
Commercial	6,462	22.53%	2.80%	4,531	14.80%	1.83%
Development	5,275	18.40%	2.57%	8,420	27.52%	3.71%
Single family construction:
Single family residential	1,470	5.13%	1.15%	2,679	8.75%	1.68%
Land	1,861	6.49%	4.19%	1,818	5.94%	3.57%
Other	115	0.40%	1.07%	144	0.47%	1.25%
Unallocated	1,122	3.91%	n/a	1,123	3.67%	n/a

	$28,676	100.00%	1.59%	$30,602	100.00%	1.64%

(1)	Percent of allowance for credit losses to gross loan commitments.

     At March 31, 2002, the ratio of total allowance for credit losses to loans receivable, net of specific allowance and deferred fees and costs, was 1.69%, compared with 1.76% at December 31, 2001 and 1.86% at March 31, 2001. This ratio at March 31, 2002, decreased from the year ended December 31, 2001, due to the resolution of the $11.5 million income property construction loan that was on nonaccrual status since the fourth quarter of 2000. This loan was discounted at payoff in March 2002, which resulted in a charge-off of $2.2 million of the $3.0 million SVA previously established for this loan.

     The GVA includes an unallocated amount. The unallocated allowance is based upon management’s evaluation of various conditions, such as general economic and business conditions affecting our key lending areas, the effects of which are not directly measured in the determination of the GVA formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. Management intends to maintain an unallocated allowance, in the range of between 3%

and 5% of the GVA, to account for the economic uncertainty in Southern California until economic or other conditions warrant a reassessment of the level of the unallocated GVA.

     Management believes that the allowance for credit losses of $28.7 million at March 31, 2002, is adequate to absorb the losses that, in the opinion and judgment of management, are known and inherent in the Bank’s loan portfolio.

Real Estate Owned

     Real estate acquired in satisfaction of loans is transferred to REO at the lower of the carrying value or the estimated fair value, less any estimated disposal costs. The difference between the fair value of the real estate collateral and the loan balance at the time of transfer is recorded as a charge-off, if fair value is lower. Any subsequent declines in the fair value of the REO property after the date of transfer are recorded through a write-down of the asset. The fair value of collateral includes capitalized costs. The Company held no other real estate owned properties at March 31, 2002, compared with $1.3 million at December 31, 2001.

     The table below summarizes the composition of the Company’s portfolio of real estate owned properties as of the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2002	2001

Single family residential	$—	$1,312

LIABILITIES

Sources of Funds

General

     The Company’s principal sources of funds in recent years have been deposits obtained on a retail basis through its branch offices and advances from the FHLB. In addition, funds have been obtained from maturities and repayments of loans and securities, and sales of loans, securities and other assets, including real estate owned.

Deposits

     The table below summarizes the Company’s deposit portfolio by original term, weighted average interest rates (“WAIR”) and weighted average remaining maturities in months (“WARM”) as of the dates indicated:

	March 31, 2002				December 31, 2001

(Dollars in thousands)	Balance (1)	Percent	WAIR	WARM	Balance (1)	Percent	WAIR	WARM

Transaction accounts:
Noninterest-bearing checking	$37,650	3.15%	—	—	$35,634	2.97%	—	—
Checking/NOW	63,165	5.28%	1.31%	—	57,687	4.81%	1.98%	—
Passbook	44,319	3.70%	0.80%	—	40,751	3.39%	1.91%	—
Money Market	334,345	27.94%	2.40%	—	240,391	20.04%	2.85%	—

Total transaction accounts	479,479	40.07%			374,463	31.21%

Certificates of deposit:
7 day maturities	45,404	3.79%	1.53%	—	55,396	4.62%	2.33%	—
Less than 6 months	52,158	4.36%	2.17%	2	21,291	1.77%	2.42%	2
6 months to 1 year	222,945	18.63%	2.79%	5	268,100	22.35%	3.75%	3
1 year to 2 years	359,706	30.06%	3.73%	7	459,408	38.30%	4.66%	6
Greater than 2 years	36,969	3.09%	4.27%	18	20,987	1.75%	4.82%	16

Total certificates of deposit	717,182	59.93%			825,182	68.79%

Total	$1,196,661	100.00%	2.69%	6	$1,199,645	100.00%	3.59%	5

(1)	Deposits in excess of $100,000, excluding the $60.0 million of deposits placed by the State of California with the Company, were 30.32% of total deposits at March 31, 2002, compared with 28.00% of total deposits at December 31, 2001.

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

(Dollars in thousands)	March 31, 2002		December 31, 2001

Original term:	Principal	Rate	Principal	Rate

24 Months	$40,000	2.74%	$40,000	2.89%
36 Months	185,000	2.88%	185,000	2.88%
60 Months	135,000	5.92%	135,000	5.92%
84 Months	25,000	4.18%	25,000	4.18%
120 Months	99,000	5.19%	99,000	5.19%

	$484,000	4.26% (1)	$484,000	4.27	%(1)

(1)	Weighted average interest rate at period end.

     The weighted average remaining term of the Company’s FHLB advances was 3 years and 2 months as of March 31, 2002. At March 31, 2002, 63.84% of the Company’s FHLB advances outstanding contain options, which allow the FHLB to call the advances prior to maturity, subject to an initial non-callable period of one to three years from origination.

Senior Notes

     On December 31, 1997, the Company issued $40.0 million of 1997 12.50% Senior Notes due 2004 (“Senior Notes”) in a private placement, which included registration rights. Interest on the Senior Notes is payable semi-annually.

     In September 2001, the Company authorized up to $5.0 million for the repurchase of shares of its common stock and to retire Senior Notes. This increased the amount previously authorized. The Company announced two 5% repurchase authorizations in March 2000 and July 2000, which authorized an aggregate of approximately 541,000 shares, and an additional 77,000 shares in April 2001. As of April 30, 2002, cumulative repurchases, under these authorizations, included 555,402 shares at an average price of $11.74.

     As of April 30, 2002, under these authorizations and with the proceeds from the capital securities described below, the Company repurchased $14.2 million in Senior Notes at an average price of 102.2% of par value.

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

     The Junior Subordinated Debentures I held by Trust I will mature on June 8, 2031, at which time the Company is obligated to redeem the Capital Securities I. The Capital Securities I are callable, in whole or in part, at par value after ten years. The proceeds were used to repurchase, in a market transaction, $7.2 million of its Senior Notes at an average price of 101.4% of par value. See “Note 17 — Extraordinary Item” on the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

     The floating rate on the Capital Securities II, with an initial start rate of 5.97%, reprices semi-annually based on the index of six month LIBOR plus a spread of 3.75%, with a cap of 11.00% through December 8, 2006. The Junior Subordinated Debentures II held by Trust II will mature on December 8, 2031, at which time the Company is obligated to redeem the Capital Securities II. The Capital Securities II are callable, in whole or in part, at par value after five years. The proceeds were used to repurchase, in a market transaction, $4.0 million of its Senior Notes at an average price of 105.0% of par value. See “Note 17 — Extraordinary Item” on the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

     In April 2002, the Company participated in a pooled private offering of trust preferred securities, raising $22.0 million to fund, in part, the cash portion of the transaction related to the acquisition of First Fidelity Bancorp, Inc., and its subsidiary First Fidelity Investment and Loan as disclosed herein. The proceeds of the trust preferred offering will be invested by the Company until completion of the merger of First Fidelity into the Company, which is anticipated to occur in the third quarter of 2002. The floating rate on the Capital Securities III, with an initial start rate of 6.02%, reprices semi-annually based on the index of six month LIBOR plus a spread of 3.70%, with a cap of 11.00% through April 2007. The Junior Subordinated Debentures III held by Trust III will mature on April 10, 2032, at which time the Company is obligated to redeem the Capital Securities III. The Capital Securities III are callable, in whole or in part, at par value after five years.

STOCKHOLDERS’ EQUITY AND REGULATORY CAPITAL

     The Company owns all the outstanding stock of the Bank. The Company’s capital consists of common stockholders’ equity, which at March 31, 2002, amounted to $126.5 million and which equaled 6.79% of the Company’s total assets.

     As shown below, the Bank’s regulatory capital exceeded minimum regulatory capital requirements applicable to it as of March 31, 2002:

	Tangible Capital		Core Capital		Risk-based Capital

(Dollars in thousands)	Balance	%	Balance	%	Balance	%

Core capital	$161,664		$161,664		$161,664
Adjustments:
General reserves	—		—		16,434
Other (1)	—		—		(643)

Regulatory capital	161,664	8.69%	161,664	8.69%	177,455	13.62%
Required capital requirements	27,913	1.50	74,436	4.00	104,237	8.00

Excess capital	$133,751	7.19%	$87,228	4.69%	$73,218	5.62%

Adjusted assets (2)	$1,860,892		$1,860,892		$1,302,960

(1)	Includes the portion of non-residential construction loans and land loans which exceed a loan-to-value ratio of 80%.

(2)	The term “adjusted assets” refers to (i) the term “adjusted total assets” as defined in 12 C.F.R. Section 567.1 (a) for purposes of tangible and core capital requirements, and (ii) the term “risk-weighted assets” as defined in 12 C.F.R. Section 567.5 (d) for purposes of the risk-based capital requirements.

     As of March 31, 2002, the Bank is categorized as “well capitalized” under the regulatory framework for Prompt Corrective Action (“PCA”) Rules based on the most recent notification from the OTS. There are no conditions or events subsequent to March 31, 2002, that management believes have changed the Bank’s category. The following table compares the Bank’s actual capital ratios to those required by regulatory agencies to meet the minimum capital requirements required by the OTS and to be categorized as “well capitalized” under the PCA Rules for the periods indicated:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

(Dollars in thousands)	Amount	Ratios	Amount	Ratios	Amount	Ratios

As of March 31, 2002
Total capital to risk weighted assets	$177,455	13.62%	$104,237	8.00%	$130,296	10.00%
Core capital to adjusted tangible assets	161,664	8.69%	74,496	4.00%	93,045	5.00%
Tangible capital to adjusted tangible assets	161,664	8.69%	27,913	1.50%	n/a	n/a
Tier 1 capital to risk weighted assets	161,664	12.41%	n/a	n/a	78,178	6.00%
As of December 31, 2001
Total capital to risk weighted assets	$169,278	12.70%	$106,619	8.00%	$133,274	10.00%
Core capital to adjusted tangible assets	154,981	8.36%	74,153	4.00%	92,692	5.00%
Tangible capital to adjusted tangible assets	154,981	8.36%	27,807	1.50%	n/a	n/a
Tier 1 capital to risk weighted assets	154,981	11.63%	n/a	n/a	79,965	6.00%

     If the OTS determines that an institution is in an unsafe or unsound condition, or if the institution is deemed to be engaging in unsafe and unsound practices, the OTS may, if the institution is well capitalized, reclassify it as adequately capitalized; if the institution is adequately capitalized but not well capitalized, require it to comply with restrictions applicable to undercapitalized institutions; and, if the institution is undercapitalized, require it to comply with certain restrictions applicable to significantly undercapitalized institutions.

CAPITAL RESOURCES AND LIQUIDITY

     Hawthorne Financial Corporation maintained cash and cash equivalents of $3.4 million at March 31, 2002. Hawthorne Financial Corporation is a holding company with no significant business operations outside of the Bank. From time to time, the Company is dependent upon the Bank for dividends in order to make future semi-annual interest payments. The ability of the Bank to provide dividends to Hawthorne Financial Corporation is governed by applicable regulations of the OTS. Based upon these applicable regulations, the Bank’s supervisory rating, and the Bank’s current and projected earnings rate, management fully expects the Bank to maintain the ability to provide dividends to Hawthorne Financial Corporation for the payment of interest on the Company’s long-term debt for the foreseeable future.

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

     In March 2002, the Company announced the execution of a definitive agreement to acquire First Fidelity Bancorp, Inc. and its subsidiary, First Fidelity Investment and Loan. The acquisition, which is subject to shareholder and regulatory approval, provides for the Company to issue 1,266,555 shares of Hawthorne Financial Corporation stock and $37.4 million in cash for the 1,815,115 shares of First Fidelity Bancorp, Inc. stock and 88,000 options outstanding. Total assets of First Fidelity Bancorp, Inc. were $630.2 million at March 31, 2002.

     In April 2002, the Company participated in a pooled private offering of trust preferred securities, raising $22.0 million to fund, in part, the cash portion of the transaction.

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

     Lending Commitments — At March 31, 2002, the Company had commitments to fund the undisbursed portion of existing construction and land loans of $90.1 million and income property and estate loans of $10.0 million. The Company’s commitments to fund the undisbursed portion of existing lines of credit totaled $17.4 million.

     Operating Leases — These leases generally are entered into only for non-strategic investments (e.g., office buildings, warehouses) where the economic profile is favorable. The liquidity impact of outstanding leases is not material to the Company.

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

     Other Contractual Obligations — The Company does not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. On January 10, 2002, the FHLB issued two $33.0 million Letters of Credit (LC) to the Company to replace the $66.0 million LC issued on June 25, 2001, which matured on January 9, 2002. The purpose of the LCs is to fulfill the collateral requirements for two $30.0 million deposits placed by the State of California with the Company. The LCs are issued in favor of the State Treasurer of the State of California and mature on April 10, 2002 and July 12, 2002. There were no issuance fees associated with these letters of credit; however, a maintenance fee of 15 basis points per annum is paid monthly by the Company. See “Note 5 — Off-Balance Sheet Activity.”

     Related Party Transactions — The Company has related party transactions in the ordinary course of business. The Company paid a director-related company for recruitment services, which were made under terms that were consistent with the Company’s policies regarding recruitment firms. The Company also granted loans to certain executives, and extended credit in the form of overdraft protection lines, as disclosed in “Note 16 — Related Parties” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. There were no significant related party transactions for the three months ended March 31, 2002. The Company does not have any other related party transactions that materially affect the results of operations, cash flow or financial condition.

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

     ALCO seeks to stabilize the Company’s NII and NPV by matching its rate-sensitive assets and liabilities through maintaining the maturity and repricing of these assets and liabilities at appropriate levels given the interest rate environment. When the amount of rate-sensitive liabilities exceeds rate-sensitive assets within specified time periods, the NII generally will be negatively impacted by increasing rates and positively impacted by decreasing rates. Conversely, when the amount of rate-sensitive assets exceeds the amount of rate-sensitive liabilities within specified time periods, net interest income will generally be positively impacted by increasing rates and negatively impacted by decreasing rates. The speed and velocity of the repricing of assets and liabilities will also contribute to the effects on the Company’s NII and NPV, as will the presence or absence of periodic and lifetime rate caps and floors.

     The following table sets forth information concerning repricing opportunities for the Company’s interest-earning assets and interest-bearing liabilities as of March 31, 2002. The amount of assets and liabilities shown within a particular period were determined in accordance with their contractual maturities, except that adjustable rate products are included in the period in which they are first scheduled to adjust and not in the period in which they mature. Such assets and liabilities are classified by the earlier of their maturity or repricing date.

	March 31, 2002

		Over Three	Over Six	Over One
	Three	Through	Through	Year	Over
	Months	Six	Twelve	Through	Five
(Dollars in thousands)	Or Less	Months	Months	Five Years	Years	Total

Interest-earning assets:
Cash and cash equivalents (1)	$138,686	$—	$—	$—	$—	$138,686
Investments and FHLB stock	24,837	—	—	—	—	24,837
Loans receivable (2)	1,222,095	320,877	22,816	7,148	113,151	1,686,087

Total interest-earning assets	$1,385,618	$320,877	$22,816	$7,148	$113,151	$1,849,610

Interest-bearing liabilities:
Deposits:
Non-certificates of deposit	$441,829	$—	$—	$—	$—	$441,829
Certificates of deposit	217,210	172,916	238,648	88,408	—	717,182
FHLB advances	359,000	50,000	—	75,000	—	484,000
Senior notes	—	—	—	25,778	—	25,778
Capital securities	—	5,000	—	—	9,000	14,000

Total interest-bearing liabilities	$1,018,039	$227,916	$238,648	$189,186	$9,000	$1,682,789

Interest rate sensitivity gap	$367,579	$92,961	$(215,832)	$(182,038)	$104,151	$166,821
Cumulative interest rate sensitivity gap	367,579	460,540	244,708	62,670	166,821	166,821
As a percentage of total interest-earning assets	19.87%	24.90%	13.23%	3.39%	9.02%	9.02%

(1)	Excludes noninterest-earning cash balances.

(2)	Balances include $6.3 million of nonaccrual loans, and are gross of deferred fees and costs and allowance for credit losses.

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

     Using an internally generated model, the Company monitors interest rate sensitivity by estimating the change in NPV over a range of interest rate scenarios. NPV is the discounted present value of the difference between incoming cashflows on interest-earning assets and other assets, and the outgoing cashflows on interest-bearing liabilities and other liabilities. The NPV ratio is defined as the NPV for a given rate scenario divided by the market value of the assets in the same scenario. The Sensitivity Measure is the decline in the NPV ratio, in basis points, caused by a 200 basis point increase or decrease in interest rates, whichever produces the largest decline. By agreement with the OTS, the downward rate shock was performed for 100 basis points down only, due to the overall compression of market rates. The higher an institution’s Sensitivity Measure, the greater is considered its exposure to IRR. The OTS also produces a similar analysis using its own model, based upon data submitted on the Bank’s quarterly Thrift Financial Report (“TFR”).

     At March 31, 2002, based on the Company’s internally generated model, it was estimated that the Company’s NPV ratio was 10.01% in the event of a 200 basis point increase in rates, a decrease of 5.66% from basecase of 10.61%. If rates were to decrease by 100 basis points, the Company’s NPV ratio was estimated at 10.79%, an increase of 1.70% from basecase.

     Presented below, as of March 31, 2002, is an analysis of the Company’s IRR as measured in the NPV for instantaneous and sustained parallel shifts of 100, 200, and 300 basis point increments in market interest rates.

		Net Portfolio Value

	Change		$ Change from		Change from
(Dollars in thousands)	in Rates	$ Amount	Basecase	Ratio	Basecase

	+300 bp	$182,561	(20,133)	9.84%	-77 bp
	+200 bp	187,377	(15,317)	10.01%	-60 bp
	+100 bp	193,708	(8,986)	10.25%	-36 bp
	0 bp	202,694		10.61%
	-100 bp	208,131	5,437	10.79%	+18 bp
	-200 bp	n/a	n/a	n/a	n/a
	-300 bp	n/a	n/a	n/a	n/a

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

     The Company is involved in a variety of other litigation matters in the ordinary course of its business, and anticipates that it will become involved in new litigation matters from time to time in the future. Based on the current assessment of these other matters, management does not presently believe that any one of these existing other matters is likely to have a material adverse impact on the Company’s financial condition, result of operations or cash flows. However, the Company will incur legal and related costs concerning the litigation and may from time to time determine to settle some or all of the cases, regardless of management’s assessment of the Company’s legal position. The amount of legal defense costs and settlements in any period will depend on many factors, including the status of cases (and the number of cases that are in trial or about to be brought to trial) and the opposing parties’ aggressiveness in pursuing their cases and their perception of their legal position. Further, the inherent uncertainty of jury or judicial verdicts makes it impossible to determine with certainty the Company’s maximum cost in any pending litigation. Accordingly, the Company’s litigation costs and expenses may vary materially from period to period, and no assurance can be given that these costs will not be material in any particular period.

ITEM 2. Changes in Securities

     None

ITEM 3. Defaults upon Senior Securities

     None

ITEM 4. Submission of Matters to a Vote of Security Holders

     None

ITEM 5. Other Information

     None

ITEM 6. Exhibits and Reports on Form 8-K

1.	Reports on Form 8-K

               No current reports on Form 8-K were filed for the three months ended March 31, 2002.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWTHORNE FINANCIAL CORPORATION

Dated May 7, 2002	/s/ SIMONE LAGOMARSINO

Simone Lagomarsino President and Chief Executive Officer

Dated May 7, 2002	/s/ KAREN C. ABAJIAN

Karen C. Abajian Executive Vice President and Chief Financial Officer