Form 10-K/A
period 2001-12-31
HAWTHORNE FINANCIAL CORP
filed 2002-05-29
CIK 46267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

Hawthorne Financial Corporation (“Hawthorne” or the “Company”) files this Amendment No. 2 to its Annual Report on Form 10-K to include Part III, Item 10, Item 11, Item 12 and Item 13.

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

Warrants. Mr. Radcliffe is the General Partner of Fort Pitt Fund, L.P., and Fort Pitt Fund III, L.P.

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

HARRY F. RADCLIFFE is an investment manager. He was President and Chief Executive Officer of Fort Pitt Capital Management Corp. from April 1997 through August 2000. From December 1993 through March 1997, Mr. Radcliffe was the President, Chief Executive Officer and a Director of First Home Bancorp, Inc., Pittsburgh, Pennsylvania, and was President and Chief Executive Officer of its subsidiary First Home Savings Bank, F.S.B., from December 1993 and a Director from May 1993 until March 1997. He previously served as a Director and President of First South Savings Association from April 1989 to December 1993, and as its Chief Executive Officer from June 1989 to December 1993 and Director, President and Chief Executive Officer from May 1990 to December 1993. He also served as Director of Home Bancorp, Inc. and Home Savings Bank, F.S.B., Norfolk, Virginia from October 1994 to September 1995. Mr. Radcliffe is a Director of Essex Savings Bank, F.S.B., Virginia Beach, Virginia, FNB Corp., Naples, Florida, MCSi Inc., and First Fidelity Bancorp, Irvine, California, a privately held thrift holding company.

HOWARD E. RITT retired in 1990 as an Executive Vice President of Sanwa Bank.

Executive Officers of the Registrant

The Executive Officers of the Registrant are set forth in Part I-Item 4A. “Executive Officers of the Registrant.”

Section 16(A)  Beneficial Ownership Reporting Compliance

Based solely on its review of copies of reports filed by reporting persons of the Company pursuant to Section 16(a) of the Exchange Act, or written representations from reporting persons that no Form 5 filing was required for such person, the Company believes that all filings required to be made by reporting persons of the Company were timely made in accordance with requirements of the Exchange Act, except for one Form 4 filing by David Hardin, which was late.

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

	Shares
	Beneficially	Percent of
Name of Beneficial Owner	Owned	Class

Bass Group(1)	647,637	10.15
Harry F. Radcliffe(2)	633,651	10.06
FMR Corp.(3)	514,500	8.77
Wellington Management Company, LLP(4)	454,300	7.74
Dimensional Fund Advisors Inc.(5)	384,800	6.56
Thomson Horstmann & Bryant Inc.(6)	303,900	5.18
Simone F. Lagomarsino(7)(8)	42,592	*
David L. Hardin, Jr.(8)(9)	39,687	*
Charles Stoneburg(10)	38,147	*
Karen C. Abajian(11)	33,333	*
Eileen Lyon(8)	28	*
All directors and executive officers as a group (14 persons)(12)(13)	355,626	5.74%

*	Less than 1%.

(1)	This information is based on an amendment to the Schedule 13D filed on December 3, 1999 by Portfolio II Investors, L.P., The Bass Management Trust, Sid R. Bass Management Trust, Sid R. Bass and Lee M. Bass, (the “Bass Group”). The Schedule 13D indicates that the Bass Group has beneficial ownership of 647,637 shares of Common Stock, which amount includes 511,742 shares which may be acquired upon the exercise of Warrants and 135,725 shares of Common Stock directly owned by members of the Bass Group. The Schedule 13D indicates that the Warrants and the Common Stock are held in the following names: The Bass Management Trust (39,919 shares and 232,610 Warrants), Sid R. Bass Management Trust (279,132 Warrants), Sid R. Bass (47,903 shares), and Lee M. Bass (47,903 shares). The address for the Bass Group is c/o W. Robert Cotham, 201 Main Street, Suite 2600, Fort Worth, TX, 76102.

(2)	This information is based on the Schedule 13D filed on December 24, 1998 by the Fort Pitt Fund, L.P., the Fort Pitt Fund, III, L.P., and Harry F. Radcliffe. Mr. Radcliffe is the General Partner of Fort Pitt Fund, L.P., and the Ford Pitt Fund III, L.P. (the “Fort Pitt Funds”). The Schedule 13D indicates that the Fort Pitt Fund, L.P. has beneficial ownership of 479,651 shares of Common Stock, which amount includes 409,393 shares acquirable upon the exercise of Warrants and 70,258 shares of Common Stock directly owned, and that Fort Pitt Fund, III has beneficial ownership of 120,000 shares of Common Stock directly owned. Harry F. Radcliffe’s ownership includes (i) 6,000 shares directly owned, and (ii) 22,000 shares which Mr. Radcliffe may acquire within 60 days of April 24, 2002 upon the exercise of stock options. The address for the Fort Pitt Fund, L.P. is 40 Wiggins Lane, Uniontown, PA 15401.

(3)	This information is based on the Schedule 13G filed on February 14, 2002 by FMR Corp., Edward C. Johnson 3d and Abigail P. Johnson. The Schedule 13G indicates that various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the Common Stock. The shares of Common Stock are beneficially owned by Fidelity Low Priced Stock Fund, an investment company registered under the Investment Company Act of 1940 (the “Fund”). Fidelity Management & Research Company, a subsidiary of FMR Corp. (“Fidelity”), and a registered investment advisor, is deemed to be the beneficial owner of such securities. Mr. Johnson, FMR Corp. through its control of Fidelity, and the Fund, each have the power to dispose of the securities. Power to vote the securities is held by Fidelity Funds’ Board of Trustees. Mr. Johnson and Ms. Johnson are Chairman of the Board and a director, respectively, of FMR Corp. Members of the Johnson family, through their stock ownership and shareholder voting agreement, form a controlling group with respect to FMR Corp. The address for FMR Corp., Fidelity, the Fund and Mr. Johnson and Ms. Johnson is 82 Devonshire Street, Boston MA 02109.

(4)	This information is based on the Schedule 13G/A filed February 12, 2002 by Wellington Management Company, LLP. The address for Wellington Management Company, LLP is 75 State Street, Boston, MA 02109. The shares are owned of record by advisory clients of Wellington Management Company LLP, none of which owns in excess of 5% of the Common Stock, except First Financial Fund, Inc.

(5)	This information is based on the Schedule 13G/A filed January 23, 2002 by Dimensional Fund Advisors Inc. The address for Dimensional Fund Advisors Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401. The shares reported are owned by four advisory clients of Dimensional Fund Advisors Inc., none of which owns in excess of 5% of the Common Stock. Dimensional Fund Advisors Inc. has voting and/or investment power over the shares, but disclaims beneficial ownership of such shares.

(6)	This information is based on the Schedule 13G filed February 12, 2001 by Thomson Horstmann & Bryant, Inc. The address for Thomson Horstmann & Bryant, Inc. is Park 80 West, Plaza Two, Saddle Brook, NJ 07663.

(7)	Includes (i) 2,344 shares directly owned, (ii) 248 shares allocated to Ms. Lagomarsino’s 401(k) Plan account and (iii) 40,000 shares that she may acquire within 60 days of April 24, 2002 upon the exercise of stock options.

(8)	Shares beneficially owned by Ms. Lagomarsino, Mr. Hardin and Ms. Lyon do not include 84,632 shares held of record by the
401(k) Plan/ESOP which have been allocated to participants’ accounts and which are voted by them as trustees at the direction of the participants or, if no direction is given, by them as trustees in their discretion. Ms. Lagomarsino, Mr. Hardin and Ms. Lyon disclaim beneficial ownership of such shares.

(9)	Includes (i) 22,500 shares which Mr. Hardin may acquire within 60 days of April 24, 2002 upon the exercise of stock options, (ii) 13,957 shares which Mr. Hardin may acquire upon the exercise of Warrants, (iii) 2,038 shares allocated to Mr. Hardin’s 401(k) Plan account and (iv) 174 shares held by the ESOP which have been allocated to Mr. Hardin’s account.

(10)	Includes (i) 37,000 shares which Mr. Stoneburg may acquire within 60 days of April 24, 2002 upon the exercise of stock options and (ii) 147 shares allocated to Mr. Stoneburg’s ESOP account.

(11)	Includes 33,333 shares which Ms. Abajian may acquire within may acquire within 60 days of April 24, 2002 upon the exercise of stock options.

(12)	Current executive officers include Ms. Lagomarsino, Mr. Hardin, Mr. Stoneburg, Ms. Abajian, Ms. Lyon, Jacqueline Calhoun, Senior Vice President and Chief Credit Officer, Marilyn Momeny, Senior Vice President and Director of Human Resources, and Carol Ward, Senior Vice President-Risk Management.

(13)	Includes (i) 264,833 shares which members of the group may acquire within 60 days of April 24, 2002 upon the exercise of stock options, (ii) 20,301 shares which members of the group may acquire within 60 days of April 24, 2002 upon the exercise of Warrants, and (iii) 2,433 shares held by the 401(k) Plan/ESOP which have been allocated to the accounts of executive officers. Excludes 84,632 shares held of record by the 401(k) Plan/ESOP which have been allocated to participants’ accounts and which are voted by Ms. Lagomarsino, Mr. Hardin and Ms. Lyon as trustees at the direction of the participants or, if no direction is given, by them as trustees in their discretion.

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

DATED: May 21, 2002	HAWTHORNE FINANCIAL CORPORATION

	By:	/s/ SIMONE LAGOMARSINO Simone Lagomarsino President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Date

/s/ SIMONE LAGOMARSINO Simone Lagomarsino Director, President, and Chief Executive Officer (Principal Executive Officer)	May 21, 2002

/s/ KAREN C. ABAJIAN Karen C. Abajian Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 21, 2002

Timothy R. Chrisman, Chairman of the Board	, 2002

Marilyn Garton Amato, Director	, 2002

/s/ GARY W. BRUMMETT Gary W. Brummett, Director	May 21, 2002

/s/ ANTHONY W. LIBERATI Anthony W. Liberati, Director	May 21, 2002

/s/ HARRY F. RADCLIFFE Harry F. Radcliffe, Director	May 21, 2002

/s/ HOWARD E. RITT Howard E. Ritt, Director	May 21, 2002