Form 10-K/A
period 2001-12-31
HAWTHORNE FINANCIAL CORP
filed 2002-06-13
CIK 46267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 3

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

Hawthorne Financial Corporation (“Hawthorne” or the “Company”) files this Amendment No. 3 to its Annual Report on Form 10-K to include Part III, Item 10, Item 11, Item 12 and Item 13.

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

Warrants. Mr. Radcliffe is the General Partner of Fort Pitt Fund, L.P., and Fort Pitt Fund III, L.P.

Biographical Information

MARILYN GARTON AMATO has owned and operated for more than the past five years an interior design firm, The Finishing Touch, which specializes in both commercial and residential interior design. She has also been active in many civic and charitable groups over the years and is the daughter of Dr. Cecil O. Garton, a past director and Chairman of the Board of Directors of the Company and a director of the Bank. Ms. Amato retired from the Board of Directors effective May 21, 2002.

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

	Shares
	Beneficially	Percent of
Name of Beneficial Owner	Owned	Class

Bass Group(1)	975,896	14.65
Harry F. Radcliffe(2)	633,651	10.06
FMR Corp.(3)	514,500	8.77
Wellington Management Company, LLP(4)	454,300	7.74
Dimensional Fund Advisors Inc.(5)	384,800	6.56
Thomson Horstmann & Bryant Inc.(6)	303,900	5.18
Simone F. Lagomarsino(7)(8)	42,592	*
David L. Hardin, Jr.(8)(9)	39,687	*
Charles Stoneburg(10)	38,147	*
Karen C. Abajian(11)	33,333	*
Eileen Lyon(8)	28	*
All directors and executive officers as a group (14 persons)(12)(13)	355,626	5.74%

*	Less than 1%.

(1)	This information is based on an amendment to the Schedule 13D filed on December 3, 1999 by Portfolio II Investors, L.P., TF Investors, L.P., FW Trinity Limited Investors, L.P., The Bass Management Trust, Sid R. Bass Management Trust, Sid R. Bass and Lee M. Bass, (the “Bass Group”) and National Bancorp of Alaska, Inc. ("NBA"). The Schedule 13D indicates that the Bass Group has beneficial ownership of 975,896 shares of Common Stock, which amount includes 790,874 shares which may be acquired upon the exercise of Warrants and 185,022 shares of Common Stock directly owned by members of the Bass Group. The Bass Group disclaims beneficial ownership of 12,324 shares owned by NBA. The Schedule 13D indicates that the Warrants and the Common Stock are held in the following names: TF Investors, L.P. (3,574 shares), FW Trinity Limited Investors, L.P. (45,723 shares), The Bass Management Trust (39,919 shares and 232,610 Warrants), Sid R. Bass Management Trust (279,132 Warrants), Sid R. Bass (47,903 shares), and Lee M. Bass (47,903 shares and 279,132 warrants). The address for the Bass Group is c/o W. Robert Cotham, 201 Main Street, Suite 2600, Fort Worth, TX, 76102.

(2)	This information is based on the Schedule 13D filed on December 24, 1998 by the Fort Pitt Fund, L.P., the Fort Pitt Fund, III, L.P., and Harry F. Radcliffe. Mr. Radcliffe is the General Partner of Fort Pitt Fund, L.P., and the Ford Pitt Fund III, L.P. (the “Fort Pitt Funds”). The Schedule 13D indicates that the Fort Pitt Fund, L.P. has beneficial ownership of 479,651 shares of Common Stock, which amount includes 409,393 shares acquirable upon the exercise of Warrants and 70,258 shares of Common Stock directly owned, and that Fort Pitt Fund, III has beneficial ownership of 120,000 shares of Common Stock directly owned. Harry F. Radcliffe’s ownership includes (i) 6,000 shares directly owned, and (ii) 22,000 shares which Mr. Radcliffe may acquire within 60 days of April 24, 2002 upon the exercise of stock options. The address for the Fort Pitt Fund, L.P. is 40 Wiggins Lane, Uniontown, PA 15401.

(3)	This information is based on the Schedule 13G filed on February 14, 2002 by FMR Corp., Edward C. Johnson 3d and Abigail P. Johnson. The Schedule 13G indicates that various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the Common Stock. The shares of Common Stock are beneficially owned by Fidelity Low Priced Stock Fund, an investment company registered under the Investment Company Act of 1940 (the “Fund”). Fidelity Management & Research Company, a subsidiary of FMR Corp. (“Fidelity”), and a registered investment advisor, is deemed to be the beneficial owner of such securities. Mr. Johnson, FMR Corp. through its control of Fidelity, and the Fund, each have the power to dispose of the securities. Power to vote the securities is held by Fidelity Funds’ Board of Trustees. Mr. Johnson and Ms. Johnson are Chairman of the Board and a director, respectively, of FMR Corp. Members of the Johnson family, through their stock ownership and shareholder voting agreement, form a controlling group with respect to FMR Corp. The address for FMR Corp., Fidelity, the Fund and Mr. Johnson and Ms. Johnson is 82 Devonshire Street, Boston MA 02109.

(4)	This information is based on the Schedule 13G/A filed February 12, 2002 by Wellington Management Company, LLP. The address for Wellington Management Company, LLP is 75 State Street, Boston, MA 02109. The shares are owned of record by advisory clients of Wellington Management Company LLP, none of which owns in excess of 5% of the Common Stock, except First Financial Fund, Inc.

(5)	This information is based on the Schedule 13G/A filed January 23, 2002 by Dimensional Fund Advisors Inc. The address for Dimensional Fund Advisors Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401. The shares reported are owned by four advisory clients of Dimensional Fund Advisors Inc., none of which owns in excess of 5% of the Common Stock. Dimensional Fund Advisors Inc. has voting and/or investment power over the shares, but disclaims beneficial ownership of such shares.

(6)	This information is based on the Schedule 13G filed February 12, 2001 by Thomson Horstmann & Bryant, Inc. The address for Thomson Horstmann & Bryant, Inc. is Park 80 West, Plaza Two, Saddle Brook, NJ 07663.

(7)	Includes (i) 2,344 shares directly owned, (ii) 248 shares allocated to Ms. Lagomarsino’s 401(k) Plan account and (iii) 40,000 shares that she may acquire within 60 days of April 24, 2002 upon the exercise of stock options.

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

DATED: June 10, 2002	HAWTHORNE FINANCIAL CORPORATION

	By:	/s/ SIMONE LAGOMARSINO Simone Lagomarsino President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Date

/s/ SIMONE LAGOMARSINO Simone Lagomarsino Director, President, and Chief Executive Officer (Principal Executive Officer)	June 10, 2002

/s/ KAREN C. ABAJIAN Karen C. Abajian Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 10, 2002

Timothy R. Chrisman, Chairman of the Board	, 2002

Marilyn Garton Amato, Director	, 2002

/s/ GARY W. BRUMMETT Gary W. Brummett, Director	June 10, 2002

/s/ ANTHONY W. LIBERATI Anthony W. Liberati, Director	June 10, 2002

/s/ HARRY F. RADCLIFFE Harry F. Radcliffe, Director	June 10, 2002

/s/ HOWARD E. RITT Howard E. Ritt, Director	June 10, 2002