Form 10-Q
period 2002-06-30
HAWTHORNE FINANCIAL CORP
filed 2002-08-14
CIK 46267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

         Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: The Registrant had 6,178,722 shares of Common Stock, $0.01 par value, per share outstanding as of August 12, 2002.

HAWTHORNE FINANCIAL CORPORATION

FORM 10-Q INDEX
For the quarter ended June 30, 2002

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

         When used in this Form 10-Q or future filings by Hawthorne Financial Corporation (“Company”) with the Securities and Exchange Commission (“SEC”), in the Company’s press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, “believe” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers that all forward-looking statements are necessarily speculative and not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Also, the Company wishes to advise readers that various risks and uncertainties could affect the Company’s financial performance and cause actual results for future periods to differ materially from those anticipated or projected. Specifically, the Company cautions readers that the following important factors could affect the Company’s business and cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company:

•	Economic Conditions. The Company’s results are strongly influenced by general economic conditions in its market area. Accordingly, deterioration in these conditions could have a material adverse impact on the quality of the Company’s loan portfolio and the demand for its products and services. In particular, changes in economic conditions in the real estate industry or real estate values in our market may affect our performance.

i

•	Interest Rate Risk. The Company realizes income principally from the differential or spread between the interest earned on loans, investments, and other interest earning assets, and the interest paid on deposits and borrowings. The volumes and yields on loans, deposits, and borrowings are affected by market interest rates. As of June 30, 2002, 92.03% of the Company’s loan portfolio was tied to adjustable rate indices, such as MTA, Prime, LIBOR, COFI, and CMT. Out of these adjustable rate loans, approximately 65.19%, or $1.0 billion, have reached their internal interest rate floors. Therefore, these loans have taken on fixed rate characteristics. The Company’s deposits are comprised of 55.48% time deposits with a stated maturity (generally one year or less) and a fixed rate of interest. As of June 30, 2002, 78.21% of the Company’s borrowings from the Federal Home Loan Bank (“FHLB”) are fixed rate, with remaining terms ranging from one to eight years (though such remaining terms are subject to early call provisions). The remaining 21.79% of the borrowings carry an adjustable interest rate, with 100% of the adjustable borrowings tied to the Prime Rate, maturing in 2003.

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

Sharp decreases in interest rates have historically resulted in increased loan prepayments as borrowers refinance to fixed rate products. Due to the fact that the Bank is a variable rate lender and offers fixed rate products on a limited basis, this interest rate environment could negatively impact the Company’s ability to grow the balance sheet.

•	Government Regulation And Monetary Policy. All forward-looking statements presume a continuation of the existing regulatory environment and United States’ government monetary policies. The banking industry is subject to extensive federal and state regulations, and significant new laws or changes in, or repeals of, existing laws may cause results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Company, primarily through open market operations in United States government securities, the discount rate for member bank borrowings and bank reserve requirements, and a material change in these conditions has had and is likely to continue to have a material impact on the Company’s results.

•	Competition. The Company competes with numerous other domestic and foreign financial institutions and non depository financial intermediaries. The Company’s results may differ if circumstances affecting the nature or level of competition change, such as the merger of competing financial institutions or the acquisition of California institutions by out-of-state companies.

•	Credit Quality. A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Company has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying its credit portfolio, but such policies and procedures may not prevent unexpected losses that could materially adversely affect the Company’s results.

•	Risk Merger. The Company has obtained shareholder and regulatory approval for the acquisition of First Fidelity Bancorp, Inc., and the transaction is anticipated to close in August 2002. The Company’s results may be affected if (1) the business of Hawthorne Financial Corporation and First Fidelity Bancorp, Inc., are not combined successfully, or if such combination takes longer, or is more difficult, time-consuming or costly to accomplish than expected; (2) the expected growth opportunities and cost savings from the merger are not fully realized or take longer to realize than expected; or (3) operating costs, customer losses and business disruption following the merger, including adverse effects on relationships with employees, are greater than expected.

•	Other Risks. From time to time, the Company details other risks with respect to its business and/or financial results in press releases and filings with the SEC. Stockholders are urged to review the risks described in such releases and filings.

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

ii

HAWTHORNE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	December 31,
(Dollars in thousands)	2002	2001

Assets:

Cash and cash equivalents	$165,740	$98,583

Certificates of deposit in banks	20,000	—

Investment securities available for sale, at fair value	19,720	—

Loans receivable (net of allowance for credit losses of $28,657 in 2002 and $30,602 in 2001)	1,592,200	1,709,283

Real estate owned	—	1,312

Accrued interest receivable	8,742	9,677

Investment in capital stock of Federal Home Loan Bank, at cost	25,220	24,464

Office property and equipment at cost, net	4,152	4,237

Deferred tax asset	2,668	4,363

Investment securities awaiting settlement	29,507	—

Other assets	6,342	4,278

Total assets	$1,874,291	$1,856,197

Liabilities and Stockholders’ Equity:

Liabilities:

Deposits:

Noninterest-bearing	$37,260	$35,634

Interest-bearing	1,154,659	1,164,011

Total deposits	1,191,919	1,199,645

FHLB advances	459,000	484,000

Senior notes	25,778	25,778

Capital securities	36,000	14,000

Investment securities awaiting settlement	29,507	—

Accounts payable and other liabilities	12,623	12,325

Total liabilities	1,754,827	1,735,748

Stockholders’ Equity:

Common stock — $0.01 par value; authorized 20,000,000 shares; issued and outstanding, 6,763,628 shares (2002) and 5,920,266 shares (2001)	68	59

Capital in excess of par value — common stock	46,880	44,524

Retained earnings	93,621	82,435

Accumulated other comprehensive income	11	—

Less:

Treasury stock, at cost — 1,060,802 shares (2002) and 560,719 shares (2001)	(21,116)	(6,569)

Total stockholders’ equity	119,464	120,449

Total liabilities and stockholders’ equity	$1,874,291	$1,856,197

See Accompanying Notes to Consolidated Financial Statements

HAWTHORNE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In thousands, except per share data)	2002	2001	2002	2001

Interest revenues:

Loans	$30,385	$35,838	$62,893	$72,754

Investment and other securities	69	—	69	—

Fed funds and other	1,089	1,128	1,950	2,726

Total interest revenues	31,543	36,966	64,912	75,480

Interest costs:

Deposits	8,493	16,146	18,027	33,447

FHLB advances	5,141	5,085	10,293	10,613

Senior notes	805	956	1,611	2,162

Capital securities	599	229	903	237

Total interest costs	15,038	22,416	30,834	46,459

Net interest income	16,505	14,550	34,078	29,021

Provision for credit losses	170	1,000	670	2,500

Net interest income after provision for credit losses	16,335	13,550	33,408	26,521

Noninterest revenues:

Loan related and other fees	832	1,164	1,752	2,362

Deposit fees	363	308	736	641

Total noninterest revenues	1,195	1,472	2,488	3,003

Income from real estate operations, net	—	2	69	162

Noninterest expenses:

General and administrative expenses:

Employee	4,700	4,519	9,732	9,009

Operating	1,516	1,586	3,019	3,150

Occupancy	941	1,064	1,855	2,009

Professional	599	786	706	1,895

Technology	371	517	740	1,027

SAIF premiums and OTS assessments	132	238	268	481

Legal settlements/other	—	—	20	110

Total general and administrative expenses	8,259	8,710	16,340	17,681

Income before income taxes and extraordinary item	9,271	6,314	19,625	12,005

Income tax provision	3,987	2,685	8,439	5,128

Income before extraordinary item	5,284	3,629	11,186	6,877

Extraordinary item, related to early extinguishment of debt (net of taxes of $185)	—	—	—	(255)

Net income	$5,284	3,629	11,186	6,622

Basic earnings per share before extraordinary item	$0.91	0.69	2.00	1.32

Basic earnings per share after extraordinary item	$0.91	0.69	2.00	1.27

Diluted earnings per share before extraordinary item	$0.69	0.48	1.46	0.91

Diluted earnings per share after extraordinary item	$0.69	0.48	1.46	0.88

Weighted average basic shares outstanding	5,821	5,277	5,597	5,228

Weighted average diluted shares outstanding	7,665	7,512	7,646	7,555

See Accompanying Notes to Consolidated Financial Statements

HAWTHORNE FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Number of		Capital in Excess of	Accumulated Other			Total
	Common	Common	Par Value -	Comprehensive	Retained	Treasury	Stockholders'
(In thousands)	Shares	Stock	Common Stock	Income/(Loss)	Earnings	Stock	Equity

Balance at January 1, 2002	5,360	$59	$44,524	$—	$82,435	$(6,569)	$120,449

Exercised stock options	37	1	388	—	—	—	389

Exercised warrants	806	8	1,707	—	—	—	1,715

Other comprehensive income, net Unrealized gain (loss) on securities available for sale, net of tax	—	—	—	11	—	—	11

Tax benefit for stock options exercised	—	—	261	—	—	—	261

Treasury stock	(500)	—	—	—	—	(14,547)	(14,547)

Net income	—	—	—	—	11,186	—	11,186

Balance at June 30, 2002	5,703	$68	$46,880	$11	$93,621	$(21,116)	$119,464

See Accompanying Notes to Consolidated Financial Statements

HAWTHORNE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

(Dollars in thousands)	2002	2001

Cash Flows from Operating Activities:

Net income	$11,186	$6,622

Adjustments to reconcile net income to cash provided by operating activities:

Deferred income tax benefit	1,686	(2,000)

Provision for credit losses on loans	670	2,500

Net gain from sale of real estate owned	(87)	(79)

Loan fee and discount accretion	(19)	(1,586)

Depreciation and amortization	841	1,558

FHLB dividends	(703)	(610)

Decrease in accrued interest receivable	935	696

Increase in other assets	(2,064)	(714)

Increase in other liabilities	307	3,141

Net cash provided by operating activities	12,752	9,528

Cash Flows from Investing Activities:

Certificates of deposit in banks, net	(20,000)	—

Loans:

New loans funded	(345,064)	(325,688)

Payoffs	466,140	265,274

Sales proceeds	9,839	23,051

Purchases	(22,100)	(45,902)

Principal payments	7,659	9,255

Available for Sale Securities:

Purchases	(19,700)	—

Real estate owned:

Sales proceeds	1,399	2,605

Capitalized costs	—	(5)

Office property and equipment:

Sales proceeds	—	1

Additions	(599)	(597)

Net cash provided by/(used in) investing activities	77,574	(72,006)

Cash Flows from Financing Activities:

Deposit activity, net	(7,726)	43,026

Net decrease in FHLB advances	(25,000)	—

Net proceeds from exercise of stock options and warrants	2,104	377

Reduction in Senior Notes	—	(8,730)

Proceeds from Capital Securities	22,000	9,000

Treasury Stock purchases	(14,547)	(1,290)

Net cash (used in)/provided by financing activities	(23,169)	42,383

Increase/(decrease) in cash and cash equivalents	67,157	(20,095)

Cash and cash equivalents, beginning of period	98,583	99,919

Cash and cash equivalents, end of period	$165,740	$79,824

Supplemental Cash Flow Information:

Cash paid during the period for:

Interest	$13,686	$45,516

Income taxes, net	7,300	5,000

Non-cash investing and financing activities:

Tax benefit for exercised stock options	261	1,897

See Accompanying Notes to Consolidated Financial Statements

HAWTHORNE FINANCIAL CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

         The consolidated financial statements include the accounts of Hawthorne Financial Corporation and its wholly owned subsidiaries, Hawthorne Savings, F.S.B. and its wholly owned subsidiary, HS Financial Services Corporation (“Bank,”) HFC Capital Trust I, HFC Capital Trust II and HFC Capital Trust III, which are collectively referred to herein as the “Company.” All significant intercompany transactions and balances have been eliminated in consolidation.

         The unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the Company’s results for the interim periods presented . These consolidated financial statements for the three and six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2002.

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

Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

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

         In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” that, among various topics, eliminated the requirement that all forms of gains or losses on debt extinguishments be reported as extraordinary items. The provision of SFAS No. 145 related to the extinguishment of debt will be effective for fiscal years beginning after May 15, 2002. Adoption of this statement is not expected to have a significant impact on the financial position, results of operations, or cash flows of the Company.

         In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined in EITF Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No.146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

Note 2 — Reclassifications

         Certain amounts in the 2001 consolidated financial statements have been reclassified to conform with classifications in 2002.

Note 3 — Book Value and Earnings Per Share

         The following table sets forth the Company’s earnings per share calculations for the three and six months ended June 30, 2002 and 2001. In the following table, (1) “Warrants” refer to the Warrants issued by the Company in December 1995, which are currently exercisable and which expire December 11, 2005, and (2) “Options” refer to stock options previously granted to employees and directors of the Company and which were outstanding at each measurement date.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In thousands, except per share data)	2002	2001	2002	2001

Average shares outstanding:

Basic	5,821	5,277	5,597	5,228

Warrants	1,583	2,353	1,881	2,419

Options (1)	656	573	678	566

Less: Treasury stock (2)	(395)	(691)	(510)	(658)

Diluted	7,665	7,512	7,646	7,555

Net income before extraordinary item	$5,284	$3,629	$11,186	$6,877

Net income after extraordinary item	$5,284	$3,629	$11,186	$6,622

Basic earnings per share before extraordinary item	$0.91	$0.69	$2.00	$1.32

Extraordinary item (net of taxes)	$—	$—	$—	$(0.05)

Basic earnings per share after extraordinary item	$0.91	$0.69	$2.00	$1.27

Diluted earnings per share before extraordinary item	$0.69	$0.48	$1.46	$0.91

Extraordinary item (net of taxes)	$—	$—	$—	$(0.03)

Diluted earnings per share after extraordinary item	$0.69	$0.48	$1.46	$0.88

(1)	For the three and six months ended June 30, 2002, there were no options for which the exercise price exceeded the average market price of the Company’s common stock. Excludes 40,000 for the six months ended June 30, 2001, for which the exercise price exceeded the average market price of the Company’s common stock during the period.

(2)	Under the treasury stock method, it is assumed that the Company will use proceeds from the proforma exercise of the Warrants and Options to acquire actual shares currently outstanding, thus increasing treasury stock. In this calculation, treasury stock was assumed to be repurchased at the average closing stock price for the respective period.

	At June 30,

(In thousands, except per share data)	2002	2001

Period-end shares outstanding (1):

Basic	5,703	5,339

Warrants	1,373	2,286

Options(2)	650	529

Less: Treasury stock(3)	(379)	(568)

Diluted	7,347	7,586

Basic book value per share (1)	$20.95	$20.93

Diluted book value per share (1)	$16.26	$14.73

(1)	Book values were calculated using period-end shares outstanding.

(2)	At June 30, 2002, there were no options outstanding for which the exercise price exceeded the monthly average market price of the Company’s stock at period-end. Excludes 120,000 options outstanding at June 30, 2001, for which the exercise price exceeded the monthly average market price of the Company’s common stock at period-end.

(3)	Under the treasury stock method, it is assumed that the Company will use proceeds from the proforma exercise of the Warrants and Options to acquire actual shares currently outstanding, thus increasing treasury stock. In this calculation, treasury stock was assumed to be repurchased at the average closing stock price for the respective period.

         As of August 12, 2002, there were 897,077 warrants and 737,500 options outstanding, of which 90,500 options are currently anti-dilutive. The Company had 6,178,722 shares of $0.01 par value common stock outstanding as of August 12, 2002. As discussed under “Note 6 — Stockholder Equity,” contained herein, upon completion of the acquisition of First Fidelity Bancorp, Inc., the Company will issue an additional 1,266,555 shares of its common stock.

Note 4 — Commitments and Contingencies

         There have been no material changes to the litigation matters disclosed in “Note 13 — Commitments and Contingencies” on the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

         The Company is involved in a variety of litigation matters in the ordinary course of its business, and anticipates that it will become involved in new litigation matters from time to time in the future. Based on the current assessment of these other matters, management does not presently believe that any one of these existing other matters is likely to have a material adverse impact on the Company’s financial condition, result of operations or cash flows. However, the Company will incur legal and related costs concerning the litigation and may from time to time determine to settle some or all of the cases, regardless of management’s assessment of the Company’s legal position. The amount of legal defense costs and settlements in any period will depend on many factors, including the status of cases (and the number of cases that are in trial or about to be brought to trial) and the opposing parties’ aggressiveness in pursuing their cases and their perception of their legal position. Further, the inherent uncertainty of jury or judicial verdicts makes it impossible to determine with certainty the Company’s maximum cost in any pending litigation. Accordingly, the Company’s litigation costs and expenses may vary materially from period to period, and no assurance can be given that these costs will not be material in any particular period.

Note 5—Off-Balance Sheet Activity

         The Company is a party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. At June 30, 2002, the Company had commitments to fund the undisbursed portion of existing construction and land loans of $74.7 million and income property and estate loans of $10.2 million. The Company’s commitments to fund the undisbursed portion of existing lines of credit totaled $9.0 million. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

         On April 2, 2002, the FHLB issued a $33.0 million Letter of Credit (“LC”) to the Company to replace the $33.0 million LC issued on January 10, 2002, which matured on April 10, 2002. On July 8, 2002, the FHLB issued a $33.0 million LC to the Company to replace the $33.0 million LC issued on January 10, 2002, which matured on July 12, 2002. The purpose of the LCs is to fulfill the collateral requirements for two $30.0 million deposits placed by the State of California with the Company. The LCs are issued in favor of the State Treasurer of the State of California and mature on October 4, 2002 and January 16, 2003. There were no issuance fees associated with these letters of credit; however, a maintenance fee of 15 basis points per annum is paid monthly by the Company.

Note 6 —Stockholders’ Equity

         In September 2001, the Company authorized up to $5.0 million for the repurchase of shares of its common stock and to retire Senior Notes. This increased the amount previously authorized. The Company announced two 5% repurchase authorizations in March 2000 and July 2000, which authorized an aggregate of approximately 541,000 shares, and an additional 77,000 shares in April 2001.

         In June 2002, the Company authorized up to $15.0 million for the repurchase of shares of its common stock from the Bass Family, a majority shareholder. On June 20, 2002, the Company repurchased 500,000 shares from the Bass Family at $29.09 per share for a cumulative price of $14.5 million. As of July 31, 2002, cumulative repurchases, under these authorizations, included 1,055,402 shares at an average price of $19.96.

         As of July 31, 2002, under cumulative authorizations and with the proceeds from the capital securities described below, the Company repurchased $14.3 million in Senior Notes at an average price of 102.3% of par value.

         Under the remaining cumulative authorizations, the Company has $3.4 million available for the repurchase of shares of its common stock and to retire Senior Notes.

         In March 2002, the Company announced the execution of a definitive agreement to acquire First Fidelity Bancorp, Inc., and its subsidiary, First Fidelity Investment and Loan. The acquisition, which is subject to regulatory approval, provides for the Company to issue 1,266,555 shares of Hawthorne Financial Corporation stock and approximately $37.4 million in cash for the 1,815,115 shares of First Fidelity Bancorp, Inc., stock and 88,000 options outstanding. The Company’s stockholders approved the issuance of shares at the annual stockholders’ meeting, which was held on July 23, 2002. Regulatory approval of the transaction has been received, and the transaction is anticipated to close in August 2002.

Note 7 —Capital Securities

         The Company owns all the outstanding stock of the Bank. On March 28, 2001, November 28, 2001 and April 10, 2002, HFC Capital Trust I (“Trust I”), HFC Capital Trust II (“Trust II”) and HFC Capital trust III (“Trust III”), respectively, statutory business trusts and wholly owned subsidiaries of the Company, issued $9.0 million of 10.18% fixed rate capital securities (the “Capital Securities I”), $5.0 million of floating rate capital securities (the “Capital Securities II”) and $22.0 million of floating rate capital securities (the “Capital Securities III”), respectively. The Capital Securities, which were issued in separate private placement transactions, represent undivided preferred beneficial interests in the assets of the respective Trusts. The Company is the owner of all the beneficial interests represented by the common securities of Trust I, Trust II and Trust III (the “Common Securities I,” “Common Securities II” and “Common Securities III”) (together with the “Capital Securities I,” “Capital Securities II” and “Capital Securities III” and, collectively the “Trust Securities”). Trust I, Trust II and Trust III exist for the sole purpose of issuing the Trust Securities and investing the proceeds thereof in 10.18% fixed rate and floating rates, respectively, junior subordinated deferrable interest debentures (the “Junior Subordinated Debentures I,” “Junior Subordinated Debentures II” and “Junior Subordinated Debentures III”) issued by the Company and engaging in certain other limited activities. Interest on the Capital Securities is payable semi-annually.

         The Junior Subordinated Debentures I held by Trust I will mature on June 8, 2031, at which time the Company is obligated to redeem the Capital Securities I. The Capital Securities I are callable, in whole or in part, at par value after ten years. The proceeds were used to repurchase, in a market transaction, $7.2 million of the Company’s Senior Notes at an average price of 101.4% of par value. See “Note 17 – Extraordinary Item” on the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

         The floating rate on the Capital Securities II, with an initial start rate of 5.97%, reprices semi-annually based on the index of six month LIBOR plus a spread of 3.75%, with a cap of 11.00% through December 8, 2006. The Junior Subordinated Debentures II held by Trust II will mature on December 8, 2031, at which time the Company is obligated to redeem the Capital Securities II. The Capital Securities II are callable, in whole or in part, at par value after five years. The proceeds were used to repurchase, in a market transaction, $4.0 million of its Senior Notes at an average price of 105.0% of par value. See “Note 17 – Extraordinary Item” on the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

         In April 2002, the Company participated in a pooled private offering of trust preferred securities, raising $22.0 million to fund, in part, the cash portion of the transaction related to the acquisition of First Fidelity Bancorp, Inc., and its subsidiary First Fidelity Investment and Loan, as disclosed herein. The proceeds of the trust preferred offering were used to repurchase the Bass Family shares as disclosed herein, with the remainder invested by the Company until completion of the merger, which is anticipated to occur in August 2002. The floating rate on the Capital Securities III, with an initial start rate of 6.02%, reprices semi-annually based on the index of six month LIBOR plus a spread of 3.70%, with a cap of 11.00% through April 10, 2007. The Junior Subordinated Debentures III held by Trust III will mature on April 10, 2032, at which time the Company is obligated to redeem the Capital Securities III. The Capital Securities III are callable, in whole or in part, at par value after five years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

         The Company operates nine branches in the coastal counties of Southern California and specializes in real estate secured lending in the markets that it serves, including: 1) permanent loans collateralized by single family residential property, 2) permanent and construction loans secured by multi-family residential and commercial real estate, 3) loans for the construction of individual single family residential homes and the acquisition and development of land for the construction of such homes. The Company funds its loans predominantly with retail deposits generated through its nine full service retail offices and FHLB advances. Upon completion of the acquisition of First Fidelity, the Bank will add four branches, two each in coastal Orange and San Diego counties, and will add a loan production office to enhance the Company's capacity to originate permanent loans secured by multi-family and commercial real estate.

CRITICAL ACCOUNTING POLICIES

Allowance for Credit Losses

         Management evaluates the allowance for credit losses in accordance with GAAP, within the guidance established by SFAS No. 5, “Accounting for Contingencies,” and SFAS No. 114, as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan,” as well as standards established by regulatory Interagency Policy Statements on the Allowance for Loan and Lease Losses (“ALLL”). In making this determination, management considers (1) the status of the asset, (2) the value of the asset or underlying collateral and (3) management’s intent with respect to the asset. In quantifying the loss, if any, associated with individual loans and real estate owned (“REO”), management utilizes external sources of information (i.e., appraisals, price opinions from real estate professionals, comparable sales data and internal estimates). In establishing specific allowances for impaired loans, in accordance with SFAS No. 114, management estimates the revenues expected to be generated from disposal of the Company’s collateral or owned property, less construction and renovation costs (if any), holding costs and transaction costs. Other methods may be used to estimate impairment (market price or present value of expected future cash flows discounted at the loan’s original interest rate). See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies – Allowance for Credit Losses” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

         The Company maintains an allowance for credit losses, which is not tied to individual loans or properties (General Valuation Allowances, or “GVA”). GVAs are maintained for each of the Company’s principal loan segments and supplemented by periodic additions through provisions for credit losses. In measuring the adequacy of the Company’s GVA, management considers (1) the Company’s historical loss experience for each loan portfolio segment and in total, (2) the historical migration of loans within each portfolio segment and in total (i.e., from performing to nonperforming, from nonperforming to REO), (3) observable trends in the performance of each loan portfolio segment, and (4) additional analyses to validate the reasonableness of the Bank’s GVA balance, such as the FFIEC Interagency “Examiner Benchmark” and review of peer information. The GVA includes an unallocated amount. The unallocated allowance is based upon management’s evaluation of various conditions, such as general economic and business conditions affecting our key lending areas, the effects of which are not directly measured in the determination of the GVA formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. Management intends to maintain an unallocated allowance, in the range of between 3% and 5% of the GVA, to account for the economic uncertainty in Southern California until economic or other conditions warrant a reassessment of the level of the unallocated GVA. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies – Allowance for Credit Losses” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

         Management believes that the provision for credit losses was at an adequate level during the second quarter of 2002, and that the allowance for credit losses of $28.7 million at June 30, 2002, is adequate to absorb the losses that, in the opinion and judgment of management, are known and inherent in the Bank’s loan portfolio.

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

Real Estate Owned

         Properties acquired through foreclosure, or deed in lieu of foreclosure, are transferred to REO and carried at the lower of cost or estimated fair value less the estimated costs to sell the property. The fair value of the property is based upon a current appraisal. The difference between the fair value of the real estate collateral and the loan balance at the time of transfer is recorded as a loan charge off if fair value is lower. Subsequent to foreclosure, management periodically performs valuations and the REO property is carried at the lower of carrying value or fair value, less estimated costs to sell. The determination of a property’s estimated fair value incorporates (1) revenues projected to be realized from disposal of the property, (2) construction and renovation costs, (3) marketing and transaction costs and (4) holding costs (e.g., property taxes, insurance and homeowners’ association dues). Any subsequent declines in the fair value of the REO property after the date of transfer are recorded through a write-down of the asset. In accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” if the Bank originates a loan to facilitate, revenue recognition upon disposition of the property is dependent upon the sale having met certain criteria relating to the buyer’s initial investment in the property sold. Gains and losses from sales of real estate owned properties are reflected in “Income from real estate operations, net” in the consolidated statements of income.

RESULTS OF OPERATIONS

         Net income for the three and six months ended June 30, 2002, was $5.3 million, or $0.69 per diluted share, and $11.2 million, or $1.46 per diluted share, respectively, compared with $3.6 million, or $0.48 per diluted share, and $6.6 million, or $0.88 per diluted share after extraordinary item, respectively, for the three and six months ended June 30, 2001. This net income for the three and six months ended June 30, 2002, resulted in an annualized return on average assets (“ROA”) of 1.14% and 1.20%, respectively, and an annualized return on average equity (“ROE”) of 17.03% and 18.27%, respectively, compared with an annualized ROA of 0.82% and 0.75%, respectively, and an annualized ROE of 13.30% and 12.36%, respectively, for the three and six months ended June 30, 2001. Income before income taxes and extraordinary item increased 46.83% and 63.47%, respectively, for the three and six months ended June 30, 2002, to $9.3 million from $6.3 million and to $19.6 million from $12.0 million, during the same periods in 2001.

         The Company’s net interest income before provision for credit losses increased 13.44% to $16.5 million and 17.43% to $34.1 million, during the three and six months ended June 30, 2002, respectively, compared with $14.6 million and $29.0 million for the three and six months ended June 30, 2001, respectively. The Company’s resulting net interest margin for the three and six months ended June 30, 2002, was 3.56% and 3.68%, respectively, compared with 3.30% for both the three and six months ended June 30, 2001. The Company’s yield on average earning assets was 6.80% and 7.00% for the three and six months ended June 30, 2002, respectively, compared with 8.40% and 8.59% during the same periods in 2001. During the three and six months ended June 30, 2002, interest of $0.6 million and $1.0 million, respectively, was collected on loans that were brought current, producing a positive but nonrecurring impact on the Company’s net interest margin of 13 basis points and 11 basis points, respectively. The Bank experienced strong loan originations during the first six months of 2002, recording new commitments of $334.3 million, consistent with the same period in 2001. Although loan production was strong, the Bank experienced accelerated prepayments of higher yielding assets during the first six months of 2002, which totaled $327.7 million, with a weighted average rate of 7.77%. The new loans originated were recorded at an average yield of 6.47%. The average cost of funds for the Company decreased to 3.57% and 3.67% during the three and six months ended June 30, 2002, compared with 5.59% and 5.81% during the same periods in 2001.

         Provisions for credit losses totaled $0.2 million and $0.7 million for the three and six months ended June 30, 2002, respectively, compared with $1.0 million and $2.5 million for the three and six months ended June 30, 2001. The decrease in the provision for credit losses was due to the overall improvement in asset quality, as reflected by a decrease of $10.9 million in total classified assets from June 30, 2001.

         Nonaccrual loans totaled $6.1 million at June 30, 2002 (or 0.32% of total assets), compared with nonaccrual loans of $20.7 million (or 1.11% of total assets) at December 31, 2001 and $27.5 million (or 1.52% of total assets) at June 30, 2001. Total classified loans were $45.1 million at June 30, 2002, compared with $58.0 million at December 31, 2001 and $55.6 million at June 30, 2001. Delinquent loans totaled $11.9 million at June 30, 2002, compared with $7.7 million at December 31, 2001 and $13.4 million at June 30, 2001. The Company held no other real estate owned properties at June 30, 2002, compared with $1.3 million at December 31, 2001 and $0.3 million at June 30, 2001.

         Noninterest revenues were $1.2 million and $2.5 million for the three and six months ended June 30, 2002, respectively, compared with noninterest revenues of $1.5 million and $3.0 million earned during the same periods in 2001.

         Total general and administrative expenses (“G&A”) were $8.3 million and $16.3 million for the three and six months ended June 30, 2002, respectively, compared with $8.7 million and $17.7 million of G&A incurred during the same periods in 2001. The decrease in G&A for the six months ended June 30, 2002 was primarily due to a decrease of $1.2 million in professional fees, as a result of first quarter 2002 insurance company reimbursements totaling $0.7 million for legal fees related to litigation and fewer outstanding legal issues.

Net Interest Income

         The following table shows average balance sheet data, related revenues and costs and effective weighted average yields and costs, for the three months ended June 30, 2002 and 2001:

	Three Months Ended June 30,

	2002			2001

			Weighted			Weighted
	Average	Revenues/	Average	Average	Revenues/	Average
(Dollars in thousands)	Balance	Costs	Yield/Cost	Balance	Costs	Yield/Cost

Assets:

Interest-earning assets:

Loans receivable (1) (2)	$1,654,830	$30,385	7.35%	$1,664,754	$35,838	8.62%

Cash, Fed funds and other	169,220	707	1.68	77,356	858	4.45

Investment securities	8,722	69	3.17	—	—	—

Investment in capital stock of Federal Home Loan Bank	25,001	382	6.13	21,184	270	5.11

Total interest-earning assets	1,857,773	31,543	6.80	1,763,294	36,966	8.40

Noninterest-earning assets	3,846			1,944

Total assets	$1,861,619			$1,765,238

Liabilities and Stockholders’ Equity:

Interest-bearing liabilities:

Deposits	$1,151,892	$8,493	2.96%	$1,178,962	$16,146	5.49%

FHLB advances	468,615	5,141	4.34	384,000	5,085	5.24

Senior notes	25,778	805	12.50	30,628	956	12.50

Capital securities	33,824	599	7.08	9,000	229	10.18

Total interest-bearing liabilities	1,680,109	15,038	3.57	1,602,590	22,416	5.59

Noninterest-bearing checking	37,130			33,269

Noninterest-bearing liabilities	20,258			20,260

Stockholders’ equity	124,122			109,119

Total liabilities and stockholders’ equity	$1,861,619			$1,765,238

Net interest income		$16,505			$14,550

Interest rate spread			3.23%			2.81%

Net interest margin			3.56%			3.30%

(1)	Includes the interest on nonaccrual loans only to the extent that it was paid and recognized as interest income.

(2)	Includes income earned on net deferred loan fees of $0.08 million and $0.7 million for the three months ended June 30, 2002 and June 30, 2001, respectively.

         The following table shows average balance sheet data, related revenues and costs and effective weighted average yields and costs, for the six months ended June 30, 2002 and 2001:

	Six Months Ended June 30,

	2002			2001

			Weighted			Weighted
	Average	Revenues/	Average	Average	Revenues/	Average
(Dollars in thousands)	Balance	Costs	Yield/Cost	Balance	Costs	Yield/Cost

Assets:

Interest-earning assets:

Loans receivable (1) (2)	$1,686,078	$62,893	7.48%	$1,658,493	$72,754	8.81%

Cash, Fed funds and other	144,078	1,194	1.67	84,308	2,117	5.06

Investment securities	4,385	69	3.17	—	—	—

Investment in capital stock of Federal Home Loan Bank	24,805	756	6.15	21,032	609	5.84

Total interest-earning assets	1,859,346	64,912	7.00	1,763,833	75,480	8.59

Noninterest-earning assets	2,438			1,700

Total assets	$1,861,784			$1,765,533

Liabilities and Stockholders’ Equity:

Interest-bearing liabilities:

Deposits	$1,156,907	$18,027	3.14%	$1,182,799	$33,447	5.70%

FHLB advances	476,265	10,293	4.30	384,000	10,613	5.50

Senior notes	25,778	1,611	12.50	34,556	2,162	12.51

Capital securities	23,967	903	7.54	4,724	237	10.03

Total interest-bearing liabilities	1,682,917	30,834	3.67	1,606,079	46,459	5.81

Noninterest-bearing checking	36,546			32,495

Noninterest-bearing liabilities	19,864			19,825

Stockholders’ equity	122,457			107,134

Total liabilities and stockholders’ equity	$1,861,784			$1,765,533

Net interest income		$34,078			$29,021

Interest rate spread			3.33%			2.78%

Net interest margin			3.68%			3.30%

(1)	Includes the interest on nonaccrual loans only to the extent that it was paid and recognized as interest income.

(2)	Includes income earned on net deferred loan fees of $0.05 million and $1.5 million for the periods ended June 30, 2002 and June 30, 2001, respectively.

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

         The Company’s net interest income before provision for credit losses increased 13.44% to $16.5 million and 17.43% to $34.1 million, during the three and six months ended June 30, 2002, compared with $14.6 million and $29.0 million for the three and six months ended June 30, 2001. The Company’s yield on average earning assets was 6.80% and 7.00% for the three and six months ended June 30, 2002, compared with 8.40% and 8.59% during the same periods in 2001. Loans were funded through borrowings from the FHLB. The average cost of interest-bearing liabilities for the Company decreased to 3.57% and 3.67%, respectively, for the three and six months ended June 30, 2002, compared with 5.59% and 5.81%, respectively, for the same periods in 2001. Expressed as a percentage of interest-earning assets, the Company’s resulting net interest margin for the three and six months ended June 30, 2002 was 3.56% and 3.68%, compared with 3.30% for both the three and six months ended June 30, 2001. The Company’s net interest income was impacted by the 475 basis point drop in interest rates during 2001. The potential negative impact on the net interest margin in the first six months of 2002 was mitigated by the interest rate floors in the loan portfolio. In a rising interest rate environment, these adjustable rate loans, which have taken on fixed rate loan characteristics, will result in potential net interest margin compression. These loans will not reprice until rates have increased enough to bring the fully indexed rate above the internal floor rate, while interest-bearing deposits will reprice more quickly.

         The substantial majority of the Company’s earning assets (principally loans) are adjustable rate. The Company’s deposits are 55.48% term certificate accounts, which carry fixed interest rates and predominantly possess original terms ranging from six to twelve months. The Company’s borrowings, which are principally derived from the FHLB, have remaining terms ranging from one to eight years (though such terms are subject to certain early call provisions) and carry both variable and fixed interest rates.

         As of June 30, 2002, 92.03% of the Company’s net loan portfolio was adjustable rate, with 86.89% of such loans subject to repricing on an annual or more frequent basis. The substantial majority of such loans are priced at a margin over various market sensitive indices, including MTA, Prime, LIBOR, COFI, and CMT. Based upon the continued decline in the effective yield of the lagging indices, the Company expects that the yield on its loan portfolio will decline over the coming months to fully incorporate the decrease in market interest rates. However, the decline is partially mitigated by the contractual floors, with 65.19% of all adjustable rate loans no longer adjusting downward.

         At June 30, 2002, 55.48% of the Company’s interest-bearing deposits were comprised of certificate accounts, the majority of which have original terms ranging from six to twelve months. The remaining, weighted average term to maturity for the Company’s certificate accounts approximated six months at June 30, 2002. Generally, the Company’s offering rates for certificate accounts move directionally with the general level of short term interest rates, though the margin may vary due to competitive pressures.

         As of June 30, 2002, 78.21% of the Company’s borrowings from the FHLB are fixed rate, with remaining terms ranging from one to eight years (though such remaining terms are subject to early call provisions). The remaining 21.79% of the borrowings carry an adjustable interest rate, with 100% of the adjustable borrowings tied to the Prime Rate, maturing in 2003.

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

	Three Months Ended June 30, 2002 and 2001
	Increase (Decrease) Due to Change In

			Volume and	Net
(Dollars in thousands)	Volume	Rate	Rate (1)	Change

Interest-earning assets:

Loans receivable (2)	$(214)	$(5,270)	$31	$(5,453)

Cash, Fed funds and other	1,019	(535)	(635)	(151)

Investment securities	—	—	69	69

Investment in capital stock of Federal Home Loan Bank	49	53	10	112

	854	(5,752)	(525)	(5,423)

Interest-bearing liabilities:

Deposits	(371)	(7,453)	171	(7,653)

FHLB advances	1,120	(872)	(192)	56

Senior notes	(151)	—	—	(151)

Capital securities	632	(70)	(192)	370

	1,230	(8,395)	(213)	(7,378)

Change in net interest income	$(376)	$2,643	$(312)	$1,955

(1)	Calculated by multiplying change in rate by change in volume.

(2)	Includes the interest on nonaccrual loans only to the extent that it was paid and recognized as interest income.

         The Company’s interest revenues decreased by $5.4 million, or 14.67%, during the three months ended June 30, 2002, compared with the same period in 2001. This decrease was primarily attributable to the 127 basis point decrease in the yield on average loans receivable, which averaged 7.35% during the second quarter of 2002, compared with 8.62% during the same period in 2001. During the second quarter of 2002, interest of $0.6 million was collected on loans that were brought current, producing a positive but nonrecurring impact on the Company’s net interest margin of 13 basis points. The Company experienced an increase in loan prepayments in the second quarter of 2002 as borrowers refinanced loans, which resulted in a 0.60% decrease in the average balance of loans outstanding, to $1.65 billion in the second quarter of 2002, compared with $1.66 billion in the same period in 2001. Also contributing to the decrease in interest revenues was a 277 basis point decline in the yield on cash, Fed funds and other, which averaged 1.68% during the three months ended June 30, 2002, compared with 4.45% during the same period in 2001, partially offset by a 118.75% increase in the average balance of cash, Fed funds and other.

         Interest costs decreased by $7.4 million, or 32.91%, during the three months ended June 30, 2002, compared with the same period in 2001. This decrease was primarily attributable to the 202 basis point decrease in the average cost of interest-bearing liabilities, which averaged 3.57% during the second quarter of 2002, compared with 5.59% during the same period in 2001. In addition, the Company’s average interest-bearing deposits were $1.15 billion with an average cost of funds of 2.96% during the second quarter of 2002, compared with $1.18 billion and a 5.49% average cost of funds during the same period in 2001. The average balance of certificates of deposits decreased $201.0 million, to $684.2 million with an average cost of funds of 3.16% during the three months ended June 30, 2002, compared with $885.3 million and a 6.08% average cost of funds during the same period in 2001. The average balance of money market accounts reflected an increase of $148.6 million, to $360.6 million with an average cost of funds of 2.91% during the three months ended June 30, 2002, compared with $212.0 million and a 4.10% average cost of funds during the same period in 2001. As a percentage of total average interest-bearing deposits, transaction accounts have increased to 40.60% for the three months ended June 30, 2002, compared with 24.91% of total average interest-bearing deposits during the same period in 2001. In addition, the average balance of FHLB advances reflected an increase of $84.6 million, to $468.6 million with an average cost of funds of 4.34% during the three months ended June 30, 2002, compared with $384.0 million and a 5.24% average cost of funds during the same period in 2001. The change in deposit mix and the decrease in average cost of funds on deposits and FHLB advances had a positive impact on the Company’s total interest costs during the three months ended June 30, 2002.

         These changes in interest revenues and interest costs produced an increase of $2.0 million, or 13.44%, in the Company’s net interest income for the three months ended June 30, 2002, compared with the same period in 2001.

Expressed as a percentage of interest-earning assets, the Company’s net interest margin increased to 3.56% during the three months ended June 30, 2002, compared with the net interest margin of 3.30% produced during the same period in 2001. The Company’s net interest income was impacted by the 475 basis point drop in interest rates during 2001. The potential negative impact on the net interest margin in the second quarter of 2002 was partially mitigated by the interest rate floors in the loan portfolio. In a rising interest rate environment, these adjustable rate loans, that have taken on fixed rate loan characteristics, will result in potential net interest margin compression. These loans will not reprice until rates have increased enough to bring the fully indexed rate above the internal floor rate, while interest-bearing deposits will reprice more quickly.

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

	Six Months Ended June 30, 2002 and 2001
	Increase (Decrease) Due to Change In

			Volume and	Net
(Dollars in thousands)	Volume	Rate	Rate (1)	Change

Interest-earning assets:

Loans receivable (2)	$1,210	$(10,890)	$(181)	$(9,861)

Cash, Fed funds and other	1,501	(1,418)	(1,006)	(923)

Investment securities	—	—	69	69

Investment in capital stock of				—

Federal Home Loan Bank	109	32	6	147

	2,820	(12,276)	(1,112)	(10,568)

Interest-bearing liabilities:

Deposits	(732)	(15,017)	329	(15,420)

FHLB advances	2,550	(2,314)	(556)	(320)

Senior notes	(549)	(2)	—	(551)

Capital securities	965	(59)	(240)	666

	2,234	(17,392)	(467)	(15,625)

Change in net interest income	$586	$5,116	$(645)	$5,057

(1)	Calculated by multiplying change in rate by change in volume.

(2)	Includes the interest on nonaccrual loans only to the extent that it was paid and recognized as interest income.

         The Company’s interest revenues decreased by $10.6 million, or 14.00%, during the six months ended June 30, 2002, compared with the same period in 2001. This decrease was primarily attributable to the 133 basis point decrease in the yield on average loans receivable, which averaged 7.48% during 2002, compared with 8.81% in 2001, partially offset by a 1.66% increase in the average balance of loans outstanding, which grew to $1.69 billion for the first half of 2002, compared with $1.66 billion for the same period in 2001. For the period ended June 30, 2002, interest of $1.0 million was collected on loans that were brought current, producing a positive but nonrecurring impact on the Company’s net interest margin of 11 basis points. The Bank experienced strong loan originations during the first six months of 2002, recording new commitments of $334.3 million, consistent with the same period in 2001. Although loan production was strong, the Bank experienced accelerated prepayments of higher yielding assets during the first six months of 2002, which totaled $327.7 million, with a weighted average rate of 7.77%. The new loans originated were recorded at an average yield of 6.47%. Also contributing to the decrease was a 339 basis point decline in the yield on cash, Fed funds and other, which averaged 1.67% during the six months ended June 30, 2002, compared with 5.06% during the same period in 2001, partially offset by a 70.89% increase in the average balance of cash, Fed funds and other.

         Interest costs decreased by $15.6 million, or 33.63%, during the six months ended June 30, 2002, compared with the same period in 2001. This decrease was primarily attributable to the 214 basis point decrease in the average cost of interest-bearing liabilities, which averaged 3.67% during the first half of 2002, compared with 5.81% during the same period in 2001. In addition, the Company’s average interest-bearing deposits were $1.16 billion with an average cost of funds of 3.14% during the six months ended June 30, 2002, compared with $1.18 billion and a 5.70% average cost of funds during the same period in 2001. The average balance of certificates of deposits decreased $162.1 million, to $730.7 million with an average cost of funds of 3.42% during the six months ended June 30, 2002, compared with $892.9 million and a 6.21% average cost of funds during the same period in 2001. The average balance of money market accounts reflected an increase of $108.5 million, to $321.7 million with an average cost of funds of 2.91% during the six months ended June 30, 2002, compared with $213.2 million and a 4.69% average cost of funds during the same period in 2001. As a percentage of total average interest-bearing deposits, transaction accounts have increased to 36.84% for the six months ended June 30, 2002, compared with 24.51% of total average interest-bearing deposits during the same period in 2001. In addition, the average balance of FHLB advances reflected an increase of $92.3 million, to $476.3 million with an average cost of funds of 4.30% during the six months ended June 30, 2002, compared with $384.0 million and a 5.50% average cost of funds during the same period in 2001. The change in deposit mix and the decrease in average cost of funds on deposits and FHLB advances had a positive impact on the Company’s total interest costs during the six months ended June 30, 2002.

         These changes in interest revenues and interest costs produced an increase of $5.1 million, or 17.43%, in the Company’s net interest income for the six months ended June 30, 2002, compared with the same period in 2001. Expressed as a percentage of interest-earning assets, the Company’s net interest margin increased to 3.68% during the six months ended June 30, 2002, compared with the net interest margin of 3.30% produced during the same period in 2001. The Company’s net interest income was impacted by the 475 basis point drop in interest rates during 2001. The potential negative impact on the net interest margin in the first six months of 2002 was partially mitigated by the interest rate floors in the loan portfolio. In a rising interest rate environment, these adjustable rate loans, that have taken on fixed rate loan characteristics, will result in potential net interest margin compression. These loans will not reprice until rates have increased enough to bring the fully indexed rate above the internal floor rate, while interest-bearing deposits will reprice more quickly.

Provisions for Credit losses

         Provisions for credit losses were $0.2 million and $0.7 million for the three and six months ended June 30, 2002, respectively, compared with $1.0 million and $2.5 million for the three and six months ended and June 30, 2001, respectively. The decrease in the provision for credit losses was due to the overall improvement in asset quality, as reflected by a decrease of $10.9 million in total classified assets, to $45.1 million at June 30, 2002, from $56.0 million at June 30, 2001. The Company’s total nonaccrual loans to total assets was 0.32% at June 30, 2002, the lowest level in over 15 years, compared with 1.11% at December 31, 2001, and 1.52% at June 30, 2001. Additionally, total classified assets to Bank core capital and general allowance for credit losses was 23.04% at June 30, 2002, compared with 32.59% at December 31, 2001 and 32.89% at June 30, 2001.

         The Company’s annualized ratio of charge-offs to average loans increased from 0.25% during the first six months of 2001 to 0.31% during the first six months of 2002, due to a $2.2 million and $0.2 million charge-off of SVA associated with the disposition of a $11.5 million income property construction loan and a $4.4 million estate loan, respectively.

         Although the Company maintains its allowance for credit losses at a level which it considers to be adequate to provide for probable losses, based on presently known conditions, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. The calculation of the adequacy of the allowance for credit losses, and therefore the requisite amount of provision for credit losses, is based on several factors, including underlying loan collateral values, delinquency trends and historical loan loss experience, all of which can change without notice based on market and economic conditions and other factors. See “Critical Accounting Policies” for a more complete discussion of the Company’s allowance for credit losses.

Noninterest Revenues

         Noninterest revenues were $1.2 million and $2.5 million for the three and six months ended June 30, 2002, respectively, compared with noninterest revenues of $1.5 million and $3.0 million earned during the same periods in 2001. For 2002, loan related fees decreased due to the lower risk nature of the loans currently being underwritten.

         Loan related fees primarily consist of fees collected from borrowers (1) for the early repayment of their loans, (2) for the extension of the maturity of loans (predominantly short term construction loans, with respect to which extension options are often included in the original term of the Company’s loan) and (3) in connection with certain loans which contain exit or release fees payable to the Company upon the maturity or repayment of the Company’s loan. Noninterest revenues also include deposit fee income for service fees, nonsufficient fund fees and other miscellaneous check and service charges, which increased to $0.4 million and $0.7 million for the three and six months ended June 30, 2002, respectively, an increase of 17.86% and 14.82%, respectively, from $0.3 million and $0.6 million earned during the same periods in 2001.

         In July 2002, the Bank’s subsidiary, HS Financial Services Corporation, commenced operations, which include the sales of non-deposit investment products through a third party broker-dealer. The investment in subsidiary was not material, and the subsidiary did not have revenues during the second quarter.

Real Estate Operations

         The following table sets forth the costs and revenues attributable to the Company’s real estate owned (“REO”) properties for the periods indicated. The compensatory and legal costs directly associated with the Company’s property management and disposal operations are included in general and administrative expenses.

	Three Months Ended June 30,			Six Months Ended June 30,

(Dollars in thousands)	2002	2001	Change	2002	2001	Change

Expenses associated with real estate operations:

Repairs, maintenance and renovation	$—	$(7)	$7	$(19)	$(18)	$(1)

Insurance and property taxes	—	(1)	1	—	(9)	9

	—	(8)	8	(19)	(27)	8

Net recoveries from sales of REO	—	10	(10)	87	79	8

Property operations, net	—	—	—	1	110	(109)

Income from real estate operations, net	$—	$2	$(2)	$69	$162	$(93)

         Net income from sales of REO properties represent the difference between the proceeds received from property disposal and the carrying value of such properties upon disposal. Property operations principally include the net operating income (collected rental revenues less operating expenses and certain renovation costs) from foreclosed income producing properties or receipt, following foreclosure, of similar funds held by receivers during the period the original loan was in default. During the six months ended June 30, 2002, the Company sold one property generating net cash proceeds of $1.4 million and a net recovery of $0.09 million, compared with sales of four properties generating net cash proceeds of $2.6 million and a net recovery of $0.08 million during the same period in 2001. As of June 30, 2002, the Company held no other real estate owned properties.

Noninterest Expenses

    General and Administrative Expenses

         The table below details the Company’s general and administrative expenses for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,

(Dollars in thousands)	2002	2001	Change	2002	2001	Change

Employee	$4,700	$4,519	$181	$9,732	$9,009	$723

Operating	1,516	1,586	(70)	3,019	3,150	(131)

Occupancy	941	1,064	(123)	1,855	2,009	(154)

Professional	599	786	(187)	706	1,895	(1,189)

Technology	371	517	(146)	740	1,027	(287)

SAIF premiums and OTS assessments	132	238	(106)	268	481	(213)

Legal settlements/other	—	—	—	20	110	(90)

Total	$8,259	$8,710	$(451)	$16,340	$17,681	$(1,341)

         Total general and administrative expenses (“G&A”) were $8.3 million and $16.3 million for the three and six months ended June 30, 2002, compared with $8.7 million and $17.7 million of G&A incurred during the same periods in 2001. The decrease in G&A for the six months ended June 30, 2002 was primarily due to a decrease of $1.2 million in professional fees, as a result of first quarter 2002 insurance company reimbursements totaling $0.7 million for legal fees related to litigation and fewer outstanding legal issues. The efficiency ratios (defined as total general and administrative expenses (excluding legal settlements/other) divided by net interest income before provision and noninterest revenues, excluding REO, net) were 46.66% and 44.63% for the three and six months ended June 30, 2002, respectively, compared with 54.36% and 54.87% for the three and six months ended June 30, 2001. Excluding the $0.7 million insurance reimbursement for legal fees related to litigation, the efficiency ratio for the six months ended June 30, 2002 was 46.58%. The Company remains focused on becoming more efficient. Over the past three years, the Company has maintained a consistent expense run rate while continuing to grow average earning assets. This performance is depicted in the ratio of general and administrative expenses (excluding legal settlements/other) as a percentage of average assets. On an annualized basis, this ratio has improved to 1.75% for the six months ended June 30, 2002, compared with 2.00% and 2.08% for the comparable periods in 2001 and 2000, respectively.

Income Taxes

         The Company recorded an income tax provision of $4.0 million and $8.4 million for the three and six months ended June 30, 2002, compared with $2.7 million and $5.1 million during the same periods in 2001. The Company’s effective tax rate was 43.00% for both the three and six months ended June 30, 2002, compared with 42.52% and 42.72% during the same periods in 2001.

FINANCIAL CONDITION, CAPITAL RESOURCES & LIQUIDITY AND ASSET QUALITY

Assets

Loans Receivable

General

         The Company’s loan portfolio consists primarily of loans secured by real estate located in the coastal counties of Southern California. The table below sets forth the composition of the Company’s loan portfolio as of the dates indicated:

	June 30, 2002		December 31, 2001

(Dollars in thousands)	Balance	Percent	Balance	Percent

Single family residential	$891,947	52.27%	$918,877	49.12%

Income property:

Multi-family (1)	285,270	16.72%	255,183	13.64%

Commercial (1)	216,353	12.68%	248,092	13.26%

Development (2)	151,051	8.85%	227,190	12.14%

Single family construction:

Single family residential (3)	116,652	6.83%	159,224	8.51%

Land (4)	34,234	2.01%	50,984	2.72%

Other	11,024	0.64%	11,482	0.61%

Gross loans receivable (5)	1,706,531	100.00%	1,871,032	100.00%

Less:

Undisbursed funds	(93,878)		(137,484)

Deferred costs, net	8,204		6,337

Allowance for credit losses	(28,657)		(30,602)

Net loans receivable	$1,592,200		$1,709,283

(1)	Predominantly term loans secured by improved properties, with respect to which the properties’ cash flows are sufficient to service the Company’s loan.

(2)	Predominantly loans to finance the construction of income producing improvements. Also includes loans to finance the renovation of existing improvements.

(3)	Predominantly loans for the construction of individual and custom homes.

(4)	The Company expects that a majority of these loans will be converted into construction loans, and the land secured loans repaid with the proceeds of these construction loans, within 12 months.

(5)	Gross loans receivable includes the principal balance of loans outstanding, plus outstanding but unfunded loan commitments, predominantly in connection with construction loans.

         The table below sets forth the Company’s loan portfolio diversification by loan size:

	June 30, 2002		December 31, 2001

	No. of	Gross	No. of	Gross
(Dollars in thousands)	Loans	Commitment	Loans	Commitment

Loans in excess of $10.0 million:

Income property:

Commercial	1	$11,844	2	$22,699

Development	2	21,528	5	56,477

	3	$33,372	7	$79,176

Percentage of total gross loans		1.96%		4.23%

Loans between $5.0 and $10.0 million:

Single family residential	3	$22,143	4	$25,036

Income property:

Multi-family	1	7,623	1	7,651

Commercial	7	47,216	10	74,078

Development	11	66,908	12	76,545

Single family construction:

Single family residential	1	5,415	2	12,915

Land	—	—	2	11,200

	23	$149,305	31	$207,425

Percentage of total gross loans		8.75%		11.09%

Loans less than $5.0 million		$1,523,854		$1,584,431

Gross loans receivable		$1,706,531		$1,871,032

         The table below sets forth the Company’s net loan portfolio composition, excluding net deferred fees and costs, as of the dates indicated:

Net Loan Portfolio Composition	June 30, 2002		December 31, 2001

(Dollars in thousands)	Balance	Percent	Balance	Percent

Single family residential	$887,770	55.05%	$913,255	52.68%

Income property:

Multi-family	284,315	17.63%	254,530	14.68%

Commercial	208,965	12.96%	235,156	13.57%

Development:

Multi-family	77,199	4.79%	102,682	5.92%

Commercial	38,514	2.39%	68,431	3.95%

Single family construction:

Single family residential	78,249	4.85%	104,158	6.01%

Land	33,282	2.06%	48,719	2.81%

Other	4,359	0.27%	6,617	0.38%

Total loan principal (1)	$1,612,653	100.00%	$1,733,548	100.00%

(1)	Excludes net deferred fees and costs.

         The tables below sets forth the approximate composition of the Company’s gross new loan originations, net of internal refinances of $16.8 million and $28.8 million, respectively, for the periods indicated, by dollars and as a percentage of total loans originated:

	Three Months Ended		Six Months Ended
	June 30, 2002		June 30, 2002

(Dollars in thousands)	Amount	%	Amount	%

Single family residential	$80,334	50.61%	$180,414	53.96%

Income property:

Multi-family (1)	44,890	28.28%	75,436	22.56%

Commercial (2)	8,130	5.12%	17,400	5.21%

Development:

Multi-family (3)	8,735	5.51%	16,149	4.83%

Commercial	—	—	3,807	1.14%

Single family construction:

Single family residential (4)	12,516	7.89%	32,663	9.77%

Land	4,116	2.59%	8,467	2.53%

Total	$158,721	100.00%	$334,336	100.00%

(1)	Includes unfunded commitments of $0.5 million for the period ended June 30, 2002.

(2)	Includes unfunded commitments of $1.5 million for the period ended June 30, 2002.

(3)	Includes unfunded commitments of $8.4 million for the period ended June 30, 2002.

(4)	Includes unfunded commitments of $7.7 million for the period ended June 30, 2002.

	Three Months Ended		Six Months Ended
	June 30, 2001		June 30, 2001

(Dollars in thousands)	Amount (1)%		Amount (1)%

Single family residential	$89,559	47.22%	$150,656	43.40%

Income property:

Multi-family	25,361	13.37%	29,420	8.47%

Commercial	25,759	13.58%	49,019	14.12%

Development:

Multi-family	4,620	2.44%	15,563	4.48%

Commercial	15,157	7.99%	41,537	11.97%

Single family construction:

Single family residential	17,612	9.29%	42,223	12.16%

Land	11,586	6.11%	18,739	5.40%

Other	4	—	10	—

Total	$189,658	100.00%	$347,167	100.00%

(1)	Excludes internal refinances of $25.6 million and $19.4 million for the three and six months ended June 30, 2001, respectively.

Asset Quality

Classified Assets

         The table below sets forth information concerning the Company’s risk elements as of the dates indicated. Classified assets include REO, nonaccrual loans and performing loans which have been adversely classified pursuant to the Company’s classification policies and Office of Thrift Supervision (“OTS”) regulations and guidelines (“performing/classified” loans).

(Dollars in thousands)
	June 30,	December 31,	June 30,
	2002	2001	2001

Risk elements:

Nonaccrual loans (1)	$6,081	$20,666	$27,508

Real estate owned, net	—	1,312	336

	6,081	21,978	27,844

Performing loans classified substandard or lower (2)	38,984	37,341	28,128

Total classified assets	$45,065	$59,319	$55,972

Total classified loans	$45,065	$58,007	$55,636

Loans restructured and paying in accordance with modified terms (3)	$2,317	$4,506	$12,710

Gross loans before allowance for credit losses	$1,620,857	$1,739,885	$1,710,602

Loans receivable, net of specific allowance and deferred (fees) and costs	$1,619,807	$1,736,310	$1,704,901

Delinquent loans:

30 - 89 days	$9,920	$2,742	$8,105

90+ days	1,931	4,982	5,309

Total delinquent loans	$11,851	$7,724	$13,414

Allowance for credit losses:

General	$27,607	$27,027	$24,151

Specific	1,050	3,575	5,701

Total allowance for credit losses	$28,657	$30,602	$29,852

Net loan charge-offs:

Net charge-offs for the quarter ended	$189	$13	$1,881

Percent to net loans (annualized)	0.05%	0.00%	0.44%

Percent to beginning of period allowance for credit losses (annualized)	2.64%	0.17%	24.48%

Selected asset quality ratios at period end:

Total nonaccrual loans to total assets	0.32%	1.11%	1.52%

Total allowance for credit losses to loans receivable, net of specific allowance and deferred (fees) and costs	1.77%	1.76%	1.75%

Total general allowance for credit losses to loans receivable, net of specific allowance and deferred (fees) and costs	1.70%	1.56%	1.42%

Total allowance for credit losses to nonaccrual loans	471.25%	148.08%	108.52%

Total classified assets to Bank core capital and general allowance for credit losses	23.04%	32.59%	32.89%

(1)	Nonaccrual loans include one loan totaling $0.1 million, six loans totaling $4.7 million and six loans totaling $0.9 million, in bankruptcy at June 30, 2002, December 31, 2001 and June 30, 2001, respectively. Nonaccrual loans include no troubled debt restructured loans (“TDRs”) at June 30, 2002, December 31, 2001 and June 30, 2001.

(2)	Excludes nonaccrual loans.

(3)	Represents TDRs not classified and not on nonaccrual.

         The table below sets forth information concerning the Company’s gross classified loans, by category, as of June 30, 2002:

	No. of	Nonaccrual	No. of	Other	No. of
(Dollars in thousands)	Loans	Loans	Loans	Classified Loans	Loans	Total

Single family residential	7	$2,410	11	$12,508	18	$14,918

Income property:

Commercial	2	3,667	4	12,722	6	16,389

Development	—	—	2	9,481	2	9,481

Single family construction:

Single family residential	—	—	1	71	1	71

Land	—	—	3	4,202	3	4,202

Other	1	4	—	—	1	4

Gross classified loans	10	$6,081	21	$38,984	31	$45,065

Allowance for Credit Losses

         The table below summarizes the activity of the Company’s allowance for credit losses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in thousands)	2002	2001	2002	2001

Average loans outstanding	$1,654,830	$1,664,754	$1,686,078	$1,658,493

Total allowance for credit losses at beginning of period	$28,676	$30,733	$30,602	$29,450

Provision for credit losses	170	1,000	670	2,500

Charge-offs:

Single family residential	(196)	(1,922)	(476)	(2,140)

Income Property:

Development	—	—	(2,171)	—

Single family construction:

Single family residential	—	—	—	(43)

Recoveries:

Other	7	41	32	85

Net charge-offs	(189)	(1,881)	(2,615)	(2,098)

Total allowance for credit losses at end of period	$28,657	$29,852	$28,657	$29,852

Annualized ratio of charge-offs to average loans outstanding during the period	0.05%	0.45%	0.31%	0.25%

         Management decreased the provision for credit losses during 2002, based on overall improvement in asset quality, as reflected by a $10.9 million decrease in classified assets, to $45.1 million at June 30, 2002, from $56.0 million at June 30, 2001. The Company’s total nonaccrual loans to total assets was 0.32% at June 30, 2002, the lowest level in over 15 years, compared with 1.11% at December 31, 2001, and 1.52% at June 30, 2001. At June 30, 2002, the ratio of total allowance (GVA and SVA) for credit losses to loans receivable, net of specific allowance and deferred fees and costs, was 1.77%, compared with 1.76% at December 31, 2001 and 1.75% at June 30, 2001.

         The table below summarizes the Company’s allowance for credit losses by category for the periods indicated:

	June 30, 2002			December 31, 2001

			Percent of			Percent of
			Reserves to			Reserves to
			Total Loans (1)			Total Loans (1)
(Dollars in thousands)	Balance	Percent	by Category	Balance	Percent	by Category

Single family residential	$11,062	38.60%	1.24%	$9,878	32.28%	1.08%

Income property:

Multi-family	2,469	8.62%	0.87%	2,009	6.57%	0.79%

Commercial	6,709	23.41%	3.10%	4,531	14.80%	1.83%

Development	3,909	13.64%	2.59%	8,420	27.52%	3.71%

Single family construction:

Single family residential	1,661	5.80%	1.42%	2,679	8.75%	1.68%

Land	1,621	5.65%	4.74%	1,818	5.94%	3.57%

Other	268	0.94%	2.43%	144	0.47%	1.25%

Unallocated	958	3.34%	n/a	1,123	3.67%	n/a

	$28,657	100.00%	1.68%	$30,602	100.00%	1.64%

(1)	Percent of allowance for credit losses to gross loan commitments.

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

         Management believes that the allowance for credit losses of $28.7 million at June 30, 2002, is adequate to absorb the losses that, in the opinion and judgment of management, are known and inherent in the Bank’s loan portfolio.

Real Estate Owned

         Real estate acquired in satisfaction of loans is transferred to REO at the lower of the carrying value or the estimated fair value, less any estimated disposal costs. The difference between the fair value of the real estate collateral and the loan balance at the time of transfer is recorded as a charge-off, if fair value is lower. Any subsequent declines in the fair value of the REO property after the date of transfer are recorded through a write-down of the asset. The fair value of collateral includes capitalized costs. The Company held no other real estate owned properties at June 30, 2002, compared with $1.3 million at December 31, 2001.

         The table below summarizes the composition of the Company’s portfolio of real estate owned properties as of the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2002	2001

Single family residential	$—	$1,312

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

Deposits

         The table below summarizes the Company’s deposit portfolio by original term, weighted average interest rates (“WAIR”) and weighted average remaining maturities in months (“WARM”) as of the dates indicated:

	June 30, 2002				December 31, 2001

(Dollars in thousands)	Balance (1)	Percent	WAIR	WARM	Balance (1)	Percent	WAIR	WARM

Transaction accounts:

Noninterest-bearing checking	$37,260	3.12%	—	—	$35,634	2.97%	—	—

Checking/NOW	65,635	5.51%	1.77%	—	57,687	4.81%	1.98%	—

Passbook	44,204	3.71%	1.47%	—	40,751	3.39%	1.91%	—

Money Market	383,566	32.18%	2.93%	—	240,391	20.04%	2.85%	—

Total transaction accounts	530,665	44.52%			374,463	31.21%

Certificates of deposit:

7 day maturities	38,300	3.21%	1.58%	—	55,396	4.62%	2.33%	—

Less than 6 months	18,484	1.55%	2.15%	2	21,291	1.77%	2.42%	2

6 months to 1 year	237,460	19.92%	2.48%	4	268,100	22.35%	3.75%	3

1 year to 2 years	329,265	27.63%	3.48%	7	459,408	38.30%	4.66%	6

Greater than 2 years	37,745	3.17%	4.05%	18	20,987	1.75%	4.82%	16

Total certificates of deposit	661,254	55.48%			825,182	68.79%

Total	$1,191,919	100.00%	2.76%	6	$1,199,645	100.00%	3.59%	5

(1)	Deposits in excess of $100,000, excluding the $60.0 million of deposits placed by the State of California with the Company, were 31.59% of total deposits at June 30, 2002, compared with 28.00% of total deposits at December 31, 2001.

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

(Dollars in thousands)	June 30, 2002			December 31, 2001

Original term:	Principal	Rate		Principal	Rate

24 Months	$15,000	4.33%		$40,000	2.89%

36 Months	185,000	2.88%		185,000	2.88%

60 Months	135,000	5.92%		135,000	5.92%

84 Months	25,000	4.18%		25,000	4.18%

120 Months	99,000	5.19%		99,000	5.19%

	$459,000	4.39	%(1)	$484,000	4.27	%(1)

(1)	Weighted average interest rate at period end.

         The weighted average remaining term of the Company’s FHLB advances was 3 years as of June 30, 2002. At June 30, 2002, 67.32% of the Company’s FHLB advances outstanding contain options, which allow the FHLB to call the advances prior to maturity, subject to an initial non-callable period of one to three years from origination.

STOCKHOLDERS’ EQUITY AND REGULATORY CAPITAL

         The Company owns all the outstanding stock of the Bank. The Company’s capital consists of common stockholders’ equity, which at June 30, 2002, amounted to $119.5 million and which equaled 6.37% of the Company’s total assets.

         As shown below, the Bank’s regulatory capital exceeded minimum regulatory capital requirements applicable to it as of June 30, 2002:

	Tangible Capital		Core Capital		Risk-based Capital

(Dollars in thousands)	Balance	%	Balance	%	Balance	%

Core capital	$167,975		$167,975		$167,975

Adjustments:

General reserves	—		—		16,017

Other (1)	(11)		(11)		(2)

Regulatory capital	167,964	8.98%	167,964	8.98%	183,990	14.49%

Required capital requirements	28,061	1.50	74,829	4.00	101,582	8.00

Excess capital	$139,903	7.48%	$93,135	4.98%	$82,408	6.49%

Adjusted assets (2)	$1,870,724		$1,870,724		$1,269,771

(1)	Includes accumulated (gain) on certain available for sale securities, net of taxes. Risk-based capital includes an add-back of 45% of pretax unrealized gains on available for sale securities.

(2)	The term “adjusted assets” refers to (i) the term “adjusted total assets” as defined in 12 C.F.R. Section 567.1 (a) for purposes of tangible and core capital requirements, and (ii) the term “risk-weighted assets” as defined in 12 C.F.R. Section 567.5 (d) for purposes of the risk-based capital requirements.

         As of June 30, 2002, the Bank is categorized as “well capitalized” under the regulatory framework for Prompt Corrective Action (“PCA”) Rules based on the most recent notification from the OTS. There are no conditions or events subsequent to June 30, 2002, that management believes have changed the Bank’s category. The following table compares the Bank’s actual capital ratios to those required by regulatory agencies to meet the minimum capital requirements required by the OTS and to be categorized as “well capitalized” under the PCA Rules for the periods indicated:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

(Dollars in thousands)	Amount	Ratios	Amount	Ratios	Amount	Ratios

As of June 30, 2002

Total capital to risk weighted assets	$183,990	14.49%	$101,582	8.00%	$126,977	10.00%

Core capital to adjusted tangible assets	167,964	8.98%	74,829	4.00%	93,537	5.00%

Tangible capital to adjusted tangible assets	167,964	8.98%	28,061	1.50%	n/a	n/a

Tier 1 capital to risk weighted assets	167,964	13.23%	n/a	n/a	76,187	6.00%

As of December 31, 2001		3

Total capital to risk weighted assets	$169,278	12.70%	$106,619	8.00%	$133,274	10.00%

Core capital to adjusted tangible assets	154,981	8.36%	74,153	4.00%	92,692	5.00%

Tangible capital to adjusted tangible assets	154,981	8.36%	27,807	1.50%	n/a	n/a

Tier 1 capital to risk weighted assets	154,981	11.63%	n/a	n/a	79,965	6.00%

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

CAPITAL RESOURCES AND LIQUIDITY

         Hawthorne Financial Corporation, parent company only, maintained cash and cash equivalents of $9.7 million at June 30, 2002. Hawthorne Financial Corporation is a holding company with no significant business operations outside of the Bank. The Company is dependent upon the Bank for dividends in order to make future semi-annual interest payments and to complete the merger. The ability of the Bank to provide dividends to Hawthorne Financial Corporation is governed by applicable regulations of the OTS. Based upon these applicable regulations, the Bank’s supervisory rating, and the Bank’s current and projected earnings rate, management fully expects the Bank to maintain the ability to provide dividends to Hawthorne Financial Corporation for the payment of interest on the Company’s long-term debt for the foreseeable future.

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

         In March 2002, the Company announced the execution of a definitive agreement to acquire First Fidelity Bancorp, Inc., and its subsidiary, First Fidelity Investment and Loan. The acquisition, which is subject to stockholder and regulatory approval, provides for the Company to issue 1,266,555 shares of Hawthorne Financial Corporation stock and $37.4 million in cash for the 1,815,115 shares of First Fidelity Bancorp, Inc. stock and 88,000 options outstanding. The Company’s stockholders approved the issuance of shares at the annual stockholders’ meeting, which was held on July 23, 2002. Regulatory approval has been received and the transaction is anticipated to close in August 2002.

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

         Lending Commitments – At June 30, 2002, the Company had commitments to fund the undisbursed portion of existing construction and land loans of $74.7 million and income property and estate loans of $10.2 million. The Company’s commitments to fund the undisbursed portion of existing lines of credit totaled $9.0 million.

         Operating Leases – These leases generally are entered into only for non-strategic investments (e.g., office buildings, warehouses) where the economic profile is favorable. The liquidity impact of outstanding leases is not material to the Company.

         Participation Loans – The Bank enters into agreements with other financial institutions to participate a percentage of ownership interest in selected loan originations of the Bank, in the ordinary course of business. The participation agreements reflect an absolute and outright sale from the Bank to the participant for a percentage ownership interest in the loan originated by the Bank. These agreements are made by the Bank to the participant without recourse, representation, or warranty of any kind, either expressed or implied.

         Other Contractual Obligations – The Company does not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. On April 2, 2002, the FHLB issued a $33.0 million Letter of Credit (“LC”) to the Company to replace the $33.0 million LC issued on January 10, 2002, which matured on April 10, 2002. On July 8, 2002, the FHLB issued a $33.0 million LC to the Company to replace the $33.0 million LC issued January 10, 2002, which matured on July 12, 2002. The purpose of the LCs is to fulfill the collateral requirements for two $30.0 million deposits placed by the State of California with the Company. The LCs are issued in favor of the State Treasurer of the State of California and mature on October 4, 2002 and January 16, 2003. There were no issuance fees associated with these letters of credit; however, a maintenance fee of 15 basis points per annum is paid monthly by the Company.

         The Company purchased $24.4 million in investment securities and $5.1 million in mortgage-backed agency CMOs (“Collateralized Mortgage Obligations”), which were traded in June 2002 and settled in July 2002. The investment securities were purchased at 102.3 of par value, with an average life of 3.77 years and an average yield of 4.95%. In July 2002, the Company purchased $10.4 million in mortgage-backed agency CMOs and $5.1 million investment securities, which were traded and settled in July 2002. The investment securities were purchased at 103.9 of par value, with an average life of 3.33 years and an average yield of 4.76%. All securities detailed above have been subjected to the FFIEC stress test and all exhibited price volatility within regulatory guidelines.

         Related Party Transactions – The Company has related party transactions in the ordinary course of business. During 2001, the Company paid a director-related company for recruitment services, which were made under terms that were consistent with the Company’s policies regarding recruitment firms. The Company also granted loans to certain executives, and extended credit in the form of overdraft protection lines, as disclosed in “Note 16 – Related Parties” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. There were no significant related party transactions for the six months ended June 30, 2002. The Company does not have any other related party transactions that materially affect the results of operations, cash flow or financial condition.

INTEREST RATE RISK MANAGEMENT

         The following static gap table sets forth information concerning repricing opportunities for the Company’s interest-earning assets and interest-bearing liabilities as of June 30, 2002. The amount of assets and liabilities shown within a particular period were determined in accordance with their contractual maturities, except that adjustable rate products are included in the period in which they are first scheduled to adjust and not in the period in which they mature. Such assets and liabilities are classified by the earlier of their maturity or repricing date.

         As of June 30, 2002, 92.03% of the Company’s loan portfolio was tied to adjustable rate indices, such as MTA, Prime, LIBOR, COFI and CMT and are reflected in the three months or less repricing category. Out of these adjustable rate loans, approximately 65.19%, or $1.0 billion, have reached their internal interest rate floors. Therefore, these loans have taken on fixed rate characteristics. Of the loans that have reached their internal interest rate floor, approximately 47% would currently be between zero and 199 basis points lower if they were at their fully indexed rate, approximately 35% would currently be between 200 and 300 basis points lower, and the remaining 18% would currently be more than 300 basis points lower if they were at their fully indexed rate.

	June 30, 2002

		Over Three	Over Six	Over One
	Three	Through	Through	Year	Over
	Months	Six	Twelve	Through	Five
(Dollars in thousands)	Or Less	Months	Months	Five Years	Years	Total

Interest-earning assets:

Cash, Fed funds and other (1)	$172,367	$—	$—	$—	$—	$172,367

Investments and FHLB stock	44,940	—	—	—	—	44,940

Loans receivable (2)	1,157,411	314,961	19,182	7,617	113,482	1,612,653

Total interest-earning assets	$1,374,718	$314,961	$19,182	$7,617	$113,482	$1,829,960

Interest-bearing liabilities:

Deposits:

Non-certificates of deposit	$493,405	$—	$—	$—	$—	$493,405

Certificates of deposit	222,920	199,643	174,376	64,315	—	661,254

FHLB advances	384,000	—	—	75,000	—	459,000

Senior notes	—	—	—	25,778	—	25,778

Capital securities	—	27,000	—	—	9,000	36,000

Total interest-bearing liabilities	$1,100,325	$226,643	$174,376	$165,093	$9,000	$1,675,437

Interest rate sensitivity gap	$274,393	$88,318	$(155,194)	$(157,476)	$104,482	$154,523

Cumulative interest rate sensitivity gap	274,393	362,711	207,517	50,041	154,523	154,523

As a percentage of total interest-earning assets	14.99%	19.82%	11.34%	2.73%	8.44%	8.44%

(1)	Excludes noninterest-earning cash balances.

(2)	Balances include $6.1 million of nonaccrual loans, and are gross of deferred fees and costs and allowance for credit losses.

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

         The Company utilizes two methods for measuring interest rate risk, gap analysis and interest rate simulations. Gap analysis focuses on measuring absolute dollar amounts subject to repricing within certain periods of time, particularly the one year maturity horizon. Interest rate simulations are produced using a software model that is based on actual cash flows and repricing characteristics for all of the Company’s financial instruments and incorporates market-based assumptions regarding the impact of changing interest rates on current volumes of applicable financial instruments. These assumptions are inherently uncertain, and, consequently, the model cannot precisely measure net interest income or precisely predict the impact of changes in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and management strategies. See “Item 3, Quantitative and Qualitative Disclosures about Market Risk.”

         Interest rate simulations provide the Company with an estimate of both the dollar amount and percentage change in NII under various rate scenarios. Ordinarily, all assets and liabilities are subjected to tests of 300 basis points in increases and decreases in interest rates in 100 basis point increments. Due to the unusually low rate environment experienced during the last nine months, the rate shock down was performed only for a decrease of 100 basis points. The Bank’s analysis is consistent with the OTS approach. Under each interest rate scenario, the Company projects its net interest income and the NPV of its current balance sheet. From these results, the Company can then develop alternatives in dealing with the tolerance thresholds.

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

         As of June 30, 2002, with a downward or upward shift of 100 basis points in the yield curve, the Bank’s net interest income is projected to remain at current levels. With upward shifts of 200 and 300 basis points in the yield curve, the Bank’s net interest income is projected to increase 2% and 4%, respectively.

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

         At June 30, 2002, based on the Company’s internally generated model, the Company’s estimated NPV ratio was 9.85% in the event of a 200 basis point increase in rates, a decrease of 7.08% from basecase of 10.60%. If rates were to decrease by 100 basis points, the Company’s NPV ratio was estimated at 10.83%, an increase of 2.17% from basecase.

         Presented below, as of June 30, 2002, is an analysis of the Company’s IRR as measured in the NPV for instantaneous and sustained parallel shifts of 100, 200, and 300 basis point increments in market interest rates.

		Net Portfolio Value

	Change		$ Change from		Change from
(Dollars in thousands)	in Rates	$Amount	Basecase	Ratio	Basecase

	+300bp	$178,752	(25,336)	9.56%	-104bp

	+200bp	185,865	(18,224)	9.85%	-75bp

	+100bp	196,116	(7,972)	10.29%	-31bp

	0bp	204,089		10.60%

	-100bp	210,285	6,197	10.83%	+23bp

	-200bp	n/a	n/a	n/a	n/a

	-300bp	n/a	n/a	n/a	n/a

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

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

         There have been no material changes to the litigation matters disclosed in “Note 13 — Commitments and Contingencies” on the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

         The Company is involved in a variety of litigation matters in the ordinary course of its business, and anticipates that it will become involved in new litigation matters from time to time in the future. Based on the current assessment of these other matters, management does not presently believe that any one of these existing other matters is likely to have a material adverse impact on the Company’s financial condition, result of operations or cash flows. However, the Company will incur legal and related costs concerning the litigation and may from time to time determine to settle some or all of the cases, regardless of management’s assessment of the Company’s legal position. The amount of legal defense costs and settlements in any period will depend on many factors, including the status of cases (and the number of cases that are in trial or about to be brought to trial) and the opposing parties’ aggressiveness in pursuing their cases and their perception of their legal position. Further, the inherent uncertainty of jury or judicial verdicts makes it impossible to determine with certainty the Company’s maximum cost in any pending litigation. Accordingly, the Company’s litigation costs and expenses may vary materially from period to period, and no assurance can be given that these costs will not be material in any particular period.

ITEM 2. Changes in Securities

         None

ITEM 3. Defaults upon Senior Securities

         None

ITEM 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on July 23, 2002. At the Annual Meeting the following seven nominees were elected until the 2003 Annual Meeting of Stockholders and their successors have been duly elected and qualified as directors.

	Number of Shares

Director	For	Withheld

Gary W. Brummett	5,003,576	28,770

Timothy Chrisman	5,003,576	28,770

Carlton J. Jenkins	5,005,576	26,770

Simone F. Lagomarsino	4,800,916	231,430

Anthony W. Liberati	5,004,176	28,170

Harry F. Radcliffe	4,736,228	296,118

Howard E. Ritt	5,003,876	28,470

The proposal to approve the issuance of shares of Hawthorne Financial Corporation common stock in connection with the merger of First Fidelity Bancorp, Inc., with a subsidiary of Hawthorne Financial Corporation as described in the joint proxy statement/prospectus was carried.

	Votes	% of Shares Voted

FOR:	4,265,975	99.61%

AGAINST:	12,094	0.28%

ABSTAIN:	4,459	0.11%

ITEM 5. Other Information

Exhibit 99.1, Certification By Corporate Officers of Form 10-Q for the period ended June 30, 2002, pursuant to the requirements of Section 13(a) of the Securities Exchange Act of 1934.

ITEM 6. Exhibits and Reports on Form 8-K

1.	Exhibits

Exhibit 99.1, Certification By Corporate Officers of Form 10-Q for the period ended June 30, 2002, pursuant to the requirements of Section 13(a) of the Securities Exchange Act of 1934.

2.	Reports on Form 8-K

The following reports on Form 8-K were filed for the three months ended June 30, 2002:

June 18, 2002 – Announcements of Board of Director Authorization of Stock Repurchase from Bass Family and Completion of Stock Repurchase from Bass Family

July 22, 2002 – Press Release and Conference Call Script for Second Quarter 2002 Results

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWTHORNE FINANCIAL CORPORATION

Dated August 14, 2002	/s/ SIMONE LAGOMARSINO

Simone Lagomarsino President and Chief Executive Officer

Dated August 14, 2002	/s/ KAREN C. ABAJIAN

Karen C. Abajian Executive Vice President and Chief Financial Officer