Form 10-Q
period 2002-09-30
HAWTHORNE FINANCIAL CORP
filed 2002-11-14
CIK 46267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: The Registrant had 7,475,246 shares of Common Stock, $0.01 par value, per share outstanding as of November 8, 2002.

HAWTHORNE FINANCIAL CORPORATION

FORM 10-Q INDEX
For the quarter ended September 30, 2002

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     When used in this Form 10-Q or future filings by Hawthorne Financial Corporation (“Company”) with the Securities and Exchange Commission (“SEC”), in the Company’s press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, “believe” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers that all forward-looking statements are necessarily speculative and not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Also, the Company wishes to advise readers that various risks and uncertainties could affect the Company’s financial performance and cause actual results for future periods to differ materially from those anticipated or projected. Specifically, the Company cautions readers that the following important factors could affect the Company’s business and cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company:

•	Economic Conditions. The Company’s results are strongly influenced by general economic conditions in its market area. Accordingly, deterioration in these conditions could have a material adverse impact on the quality of the Company’s loan portfolio and the demand for its products and services. In particular, changes in economic conditions in the real estate industry or real estate values in our market may affect our performance.

i

•	Interest Rate Risk. The Company realizes income principally from the differential or spread between the interest earned on loans, investments, and other interest earning assets, and the interest paid on deposits and borrowings. The volumes and yields on loans, deposits, and borrowings are affected by market interest rates. As of September 30, 2002, 90.67% of the Company’s loan portfolio was tied to adjustable rate indices, such as MTA, Prime, LIBOR, COFI and CMT. Out of these adjustable rate loans, approximately 55.87%, or $1.08 billion, have reached their internal interest rate floors. Therefore, these loans have taken on fixed rate characteristics. The Company’s deposits of $1.4 billion are comprised of 60.85% time deposits with a stated maturity (generally one year or less) and a fixed rate of interest. As of September 30, 2002, 80.23% of the Company’s borrowings from the Federal Home Loan Bank (“FHLB”) are fixed rate, with remaining terms ranging from one to eight years (though such remaining terms are subject to early call provisions). The remaining 19.77% of the borrowings carry an adjustable interest rate, with 87.72% of the adjustable borrowings tied to the Prime Rate, maturing in 2003, and 12.28% tied to one-month LIBOR, maturing in 2003.

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

Sharp decreases in interest rates have resulted in increased loan prepayments as borrowers refinance to fixed rate products. Due to the fact that the Bank is a variable rate lender and offers fixed rate products on a limited basis, a decreasing interest rate environment could negatively impact the Company’s ability to grow the balance sheet.

•	Credit Quality. We have invested in various assets that contain elements of credit risk. These assets include loans and investment securities, the majority of which are collateralized by mortgage loans. A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Company has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying its credit portfolio. However, such policies and procedures may not prevent unexpected losses that could materially adversely affect the Company’s results.

•	Risk Associated With Merger. The Company acquired First Fidelity Bancorp, Inc. (“First Fidelity”) on August 23, 2002. The Company’s results may be affected if (1) the expected growth opportunities and cost savings from the merger are not fully realized or take longer to realize than expected; or (2) operating costs, customer losses and business disruption, including adverse effects on relationships with employees, are greater than expected.

•	Government Regulation And Monetary Policy. All forward-looking statements presume a continuation of the existing regulatory environment and United States’ government monetary policies. The banking industry is subject to extensive federal and state regulations, and significant new laws or changes in, or repeals of, existing laws may cause results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Company, primarily through open market operations in United States government securities, the discount rate for member bank borrowings and bank reserve requirements, and a material change in these conditions has had and is likely to continue to have a material impact on the Company’s results.

•	Competition. The Company competes with numerous other domestic and foreign financial institutions and non depository financial intermediaries. The Company’s results may differ if circumstances affecting the nature or level of competition change, such as the merger of competing financial institutions or the acquisition of California institutions by out-of-state companies.

•	Other Risks. From time to time, the Company details other risks with respect to its business and/or financial results in press releases and filings with the SEC. Stockholders are urged to review the risks described in such releases and filings.

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

ii

HAWTHORNE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
(Dollars in thousands)	2002	2001

Assets:
Cash and cash equivalents	$19,892	$98,583
Investment securities available for sale, at fair value	208,580	—
Loans receivable (net of allowance for credit losses of $35,873 in 2002 and $30,602 in 2001)	2,101,080	1,709,283
Real estate owned	—	1,312
Accrued interest receivable	11,498	9,677
Investment in capital stock of Federal Home Loan Bank, at cost	34,275	24,464
Office property and equipment at cost, net	4,356	4,237
Deferred tax asset	8,324	4,363
Goodwill	22,970	—
Other intangible assets	1,490	—
Other assets	6,865	4,278

Total assets	$2,419,330	$1,856,197

Liabilities and Stockholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing	$36,238	$35,634
Interest-bearing:
Transaction accounts	591,876	338,829
Certificates of deposit	976,104	825,182

Total deposits	1,604,218	1,199,645
FHLB advances	578,058	484,000
Senior notes	23,078	25,778
Capital securities	36,000	14,000
Accounts payable and other liabilities	17,620	12,325

Total liabilities	2,258,974	1,735,748

Stockholders’ Equity:
Common stock — $0.01 par value; authorized 20,000,000 shares; issued and outstanding, 8,573,897 shares (2002) and 5,920,266 shares (2001)	85	59
Capital in excess of par value— common stock	81,083	44,524
Retained earnings	99,233	82,435
Accumulated other comprehensive income	1,071	—
Less:
Treasury stock, at cost— 1,060,802 shares (2002) and 560,719 shares (2001)	(21,116)	(6,569)

Total stockholders’ equity	160,356	120,449

Total liabilities and stockholders’ equity	$2,419,330	$1,856,197

See Accompanying Notes to Consolidated Financial Statements

HAWTHORNE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In thousands, except per share data)	2002	2001	2002	2001

Interest revenues:
Loans	$31,496	$35,663	$94,389	$108,417
Investments and other securities	1,149	—	1,218	—
Fed funds and other	985	918	2,935	3,644

Total interest revenues	33,630	36,581	98,542	112,061

Interest costs:
Deposits	8,975	14,394	27,002	47,841
FHLB advances	5,610	5,085	15,903	15,698
Senior notes	801	956	2,412	3,118
Capital securities	633	228	1,536	465

Total interest costs	16,019	20,663	46,853	67,122

Net interest income	17,611	15,918	51,689	44,939
Provision for credit losses	100	400	770	2,900

Net interest income after provision for credit losses	17,511	15,518	50,919	42,039

Noninterest revenues:
Loan related fees	1,125	827	2,763	2,929
Deposit fees	408	368	1,144	1,009
Other fees	208	111	322	371

Total noninterest revenues	1,741	1,306	4,229	4,309

Income from real estate operations, net	2	47	71	209
Noninterest expenses:
General and administrative expenses:
Employee	5,683	4,539	15,415	13,548
Operating	2,063	1,898	5,082	5,048
Occupancy	1,027	975	2,882	2,984
Professional	658	481	1,364	2,376
Technology	423	498	1,163	1,525
SAIF premiums and OTS assessments	145	223	413	704
Other/legal settlements	198	—	218	110

Total general and administrative expenses	10,197	8,614	26,537	26,295

Income before income taxes and extraordinary item	9,057	8,257	28,682	20,262
Income tax provision	3,321	3,509	11,760	8,637

Income before extraordinary item	5,736	4,748	16,922	11,625
Extraordinary item, related to early extinguishment of debt (net of year-to-date taxes of $94 in 2002 and $194 in 2001)	(125)	(11)	(125)	(266)

Net income	$5,611	$4,737	$16,797	$11,359

Basic earnings per share before extraordinary item	$0.83	$0.89	$2.80	$2.21

Basic earnings per share after extraordinary item	$0.81	$0.89	$2.78	$2.16

Diluted earnings per share before extraordinary item	$0.71	$0.62	$2.19	$1.54

Diluted earnings per share after extraordinary item	$0.69	$0.62	$2.18	$1.50

Weighted average basic shares outstanding	6,910	5,350	6,034	5,269

Weighted average diluted shares outstanding	8,090	7,609	7,712	7,559

See Accompanying Notes to Consolidated Financial Statements

HAWTHORNE FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Capital in
			Excess of		Accumulated
	Number of		Par Value -		Other		Total
	Common	Common	Common	Retained	Comprehensive	Treasury	Stockholders'
(In thousands)	Shares	Stock	Stock	Earnings	Income/(Loss)	Stock	Equity

Balance at January 1, 2002	5,360	$59	$44,524	$82,435	$—	$(6,569)	$120,449
Exercised stock options	105	1	1,122	—	—	—	1,123
Exercised warrants	1,282	13	2,715	—	—	—	2,728
Other comprehensive income, net
Unrealized gain (loss) on securities available for sale, net of tax	—	—	—	—	1,071	—	1,071
Tax benefit for stock options exercised	—	—	729	—	—	—	729
Treasury stock	(500)	—	—	—	—	(14,547)	(14,547)
Net income	—	—	—	16,798	—	—	16,798
Stock issued for acquisition of First Fidelity(1)	1,266	12	31,993	—	—	—	32,005

Balance at September 30, 2002	7,513	$85	$81,083	$99,233	$1,071	$(21,116)	$160,356

(1)	Stock issued at $25.27.

See Accompanying Notes to Consolidated Financial Statements

HAWTHORNE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,

(Dollars in thousands)	2002	2001

Cash Flows from Operating Activities:
Net income	$16,797	$11,359
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income tax benefit	(457)	(2,000)
Provision for credit losses on loans	770	2,900
Net gain from sale of real estate owned	(87)	(106)
Loan fee and discount amortization (accretion)	463	(2,130)
Depreciation and amortization	1,692	2,140
FHLB dividends	(1,216)	(898)
Decrease in accrued interest receivable	662	635
Decrease in other assets	50,055	175
(Decrease)/ increase in other liabilities	(1,092)	2,748

Net cash provided by operating activities	67,587	14,823

Cash Flows from Investing Activities:
Loans:
New loans funded	(500,074)	(502,531)
Payoffs and principal payments	670,368	416,200
Sales proceeds	9,839	25,765
Purchases	(34,424)	(55,458)
Other, net	(11,189)	3,181
Activity in available for sale investment securities:
Purchases	(145,479)	—
Payments	3,430	—
FHLB stock:
Purchases	—	(1,564)
Real estate owned:
Sales proceeds	1,399	2,968
Capitalized costs	—	(5)
Office property and equipment:
Sales proceeds	—	1
Additions	(925)	(894)
Acquisition of First Fidelity, net of cash	(24,836)	—

Net cash used in investing activities	(31,891)	(112,337)

See Accompanying Notes to Consolidated Financial Statements

HAWTHORNE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,

(Dollars in thousands)	2002	2001

Cash Flows from Financing Activities:
Deposit activity, net	(45,320)	33,214
Net (decrease)/increase in FHLB advances	(77,671)	75,000
Net proceeds from exercise of stock options and warrants	3,851	460
Reduction in Senior Notes	(2,700)	(9,180)
Proceeds from Capital Securities	22,000	9,000
Purchases of Treasury Stock	(14,547)	(1,290)

Net cash (used in)/provided by financing activities	(114,387)	107,204

Net (decrease)/increase in cash and cash equivalents	(78,691)	9,690
Cash and cash equivalents, beginning of period	98,583	99,919

Cash and cash equivalents, end of period	$19,892	$109,609

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$43,955	$64,977
Income taxes, net	15,195	8,100
Non-cash investing and financing activities:
Tax benefit for exercised stock options	729	1,972
Retirement of assets	314	—
The Company purchased all of the assets of First Fidelity on August 23, 2002. In conjunction with the acquisition, assets acquired and liabilities assumed were as follows:
Total purchase price	$71,905
Assets acquired	(677,045)
Liabilities assumed	628,181
Net asset valuation	(71)

Goodwill	$22,970
Stock issued in connection with the acquisition	$32,005

See Accompanying Notes to Consolidated Financial Statements

HAWTHORNE FINANCIAL CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

     The consolidated financial statements include the accounts of Hawthorne Financial Corporation and its wholly owned subsidiaries, Hawthorne Savings, F.S.B. and its wholly owned subsidiary, HS Financial Services Corporation, (“Bank”), HFC Capital Trust I, HFC Capital Trust II, HFC Capital Trust III and HFC Capital Trust IV, which are collectively referred to herein as the “Company.” All significant intercompany transactions and balances have been eliminated in consolidation.

     The unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the Company’s results for the interim periods presented. These consolidated financial statements for the three and nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2002.

     Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” which requires the purchase method of accounting for business combinations initiated after September 30, 2001 and eliminates the pooling-of-interests method. See “Note 8 — Business Combinations, Goodwill and Acquired Intangible Assets” for the impact on the financial position, results of operations and cash flows of the Company.

     In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The provisions of SFAS No. 142 are to be applied starting with fiscal years beginning after December 15, 2001. See “Note 8 — Business Combinations, Goodwill and Acquired Intangible Assets” for the impact on the financial position, results of operations and cash flows of the Company.

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

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” that, among various topics, eliminated the requirement that all forms of gains or losses on debt extinguishments be reported as extraordinary items. The provision of SFAS No. 145 related to the extinguishment of debt will be effective for fiscal years beginning after May 15, 2002. Adoption of this statement is not expected to have a significant impact on the financial position, results of operations, or cash flows of the Company, but it will have an impact on the presentation of the results of operations.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined in EITF Issue 94-3, was recognized at the date of an entity’s commitment to an exit plan. SFAS No.146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. Adoption of this statement is not expected to have a significant impact on the financial position, results of operations, or cash flows of the Company.

     In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions,” which provides guidance on the accounting for the acquisition of a financial institution. This statement requires that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under SFAS No. 142, “Goodwill and Other Intangible Assets.” Thus, the specialized accounting guidance in paragraph 5 of SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” will not apply after September 30, 2002. If certain criteria in SFAS No. 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of this statement. Financial institutions meeting conditions outlined in SFAS No. 147 will be required to restate previously issued financial statements. Additionally, the scope of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, is amended to include long-term customer-relationship intangible assets such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The Company has adopted the new standard, effective October 1, 2002, and the adoption of this standard did not have a material impact on the financial position, results of operation, or cash flows of the Company.

Note 2 — Reclassifications

     Certain amounts in the 2001 consolidated financial statements have been reclassified to conform with classifications in 2002.

Note 3 — Book Value and Earnings Per Share

     The following table sets forth the Company’s earnings per share calculations for the three and nine months ended September 30, 2002 and 2001. In the following table, (1) “Warrants” refer to the Warrants issued by the Company in December 1995, which are currently exercisable and which expire December 11, 2005, and (2) “Options” refer to stock options previously granted to employees and directors of the Company and which were outstanding at each measurement date.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In thousands, except per share data)	2002	2001	2002	2001

Average shares outstanding:
Basic	6,910	5,350	6,034	5,269
Warrants	1,056	2,286	1,606	2,374
Options(1)	635	602	664	588
Less: Treasury stock(2)	(511)	(629)	(592)	(672)

Diluted	8,090	7,609	7,712	7,559

Net income before extraordinary item	$5,736	$4,748	$16,922	$11,625

Net income after extraordinary item	$5,611	$4,737	$16,797	$11,359

Basic earnings per share before extraordinary item	$0.83	$0.89	$2.80	$2.21
Extraordinary item (net of taxes)	$(0.02)	$—	$(0.02)	$(0.05)

Basic earnings per share after extraordinary item	$0.81	$0.89	$2.78	$2.16

Diluted earnings per share before extraordinary item	$0.71	$0.62	$2.19	$1.54
Extraordinary item (net of taxes)	$(0.02)	$—	$(0.01)	$(0.04)

Diluted earnings per share after extraordinary item	$0.69	$0.62	$2.18	$1.50

(1)	Excludes 88,000 options for the three and nine months ended September 30, 2002, for which the exercise price exceeded the average market price of the Company’s common stock. For the three and nine months ended September 30, 2001, there were no options for which the exercise price exceeded the average market price of the Company’s common stock during the period.

(2)	Under the treasury stock method, it is assumed that the Company will use proceeds from the proforma exercise of the Warrants and Options to acquire actual shares currently outstanding, including the amount of tax benefits assumed from the exercise of nonqualified options, thus increasing treasury stock. In this calculation, treasury stock was assumed to be repurchased at the average closing stock price for the respective period.

	At September 30,

(In thousands, except per share data)	2002	2001

Period-end shares outstanding(1):
Basic	7,513	5,360
Warrants	897	2,279
Options(2)	653	581
Less: Treasury stock(3)	(520)	(621)

Diluted	8,543	7,599

Basic book value per share(1)	$21.34	$21.77

Diluted book value per share(1)	$18.77	$15.35

Tangible diluted book value per share(1)	$15.98	$15.35

(1)	Book values were calculated using period-end shares outstanding.

(2)	At September 30, 2002, there were 88,000 options outstanding for which the exercise price exceeded the monthly average market price of the Company’s stock at period-end. There were no options outstanding at September 30, 2001, for which the exercise price exceeded the monthly average market price of the Company’s common stock at period-end.

(3)	Under the treasury stock method, it is assumed that the Company will use proceeds from the proforma exercise of the Warrants and Options to acquire actual shares currently outstanding, thus increasing treasury stock. In this calculation, treasury stock was assumed to be repurchased at the average closing stock price for the respective period.

     Subsequent to September 30, 2002, there were 125,000 shares repurchased at an average price of $28.48. As discussed under “Note 6 — Stockholders’ Equity,” contained herein, the Company issued an additional 1,266,540 shares of its common stock for the acquisition of First Fidelity Bancorp, Inc., which closed on August 23, 2002.

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

Note 5 — Off-Balance Sheet Activity

     The Company is a party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. At September 30, 2002, the Company had commitments to fund the undisbursed portion of existing construction and land loans of $90.1 million and income property and estate loans of $9.6 million. The Company’s commitments to fund the undisbursed portion of existing lines of credit totaled $11.1 million. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

     On July 8, 2002, the FHLB issued a $33.0 million Letter of Credit (“LC”) to the Company to replace the $33.0 million LC issued on January 10, 2002, which matured on July 12, 2002. On September 10, 2002 the FHLB issued a new $45.0 million LC to the Company. The purpose of the LCs is to fulfill the collateral requirements for deposits placed by the State of California with the Company. The LCs are issued in favor of the State Treasurer of the State of California and mature on January 16, 2003 and September 10, 2003. There were no issuance fees associated with these letters of credit; however, a maintenance fee of 15 basis points per annum is paid monthly by the Company.

Note 6 — Stockholders’ Equity

     On August 23, 2002 the Company issued 1,266,540 shares of Hawthorne Financial Corporation stock and $37.8 million in cash for the 1,815,115 shares of First Fidelity Bancorp, Inc. stock and 88,000 options outstanding.

     In October 2002, the Company announced that its Board of Directors approved exercising the option to redeem the $23.1 million 12.50% Senior Notes currently outstanding at the call price of 106.25% on December 31, 2002. Formal notice of redemption will be given in accordance with the provisions of the Senior Notes. The Company will use the proceeds of a $15.0 million private issuance of Trust Preferred Securities, as described in Note 7, and excess cash currently at the holding company to repurchase the Senior Notes, which will result in approximately $2.1 million reduction in our interest expense in 2003. The repurchase of the outstanding Senior Notes will result in a one-time nonrecurring extraordinary charge to net income in the fourth quarter of $1.1 million after tax.

Note 7 —Capital Securities

     The Company owns all the outstanding stock of the Bank. On March 28, 2001, November 28, 2001, April 10, 2002 and November 1, 2002, HFC Capital Trust I (“Trust I”), HFC Capital Trust II (“Trust II”), HFC Capital Trust III (“Trust III”) and HFC Capital Trust IV (“Trust IV”), respectively, statutory business trusts and wholly owned subsidiaries of the Company, issued $9.0 million of 10.18% fixed rate capital securities (the “Capital Securities I”), $5.0 million of floating rate capital securities (the “Capital Securities II”), $22.0 million of floating rate capital securities (the “Capital Securities III”) and $15.0 million of floating rate capital securities (the “Capital Securities IV”), respectively. The Capital Securities, which were issued in separate private placement transactions, represent undivided preferred beneficial interests in the assets of the respective Trusts. The Company is the owner of all the beneficial interests represented by the common securities of Trust I, Trust II, Trust III and Trust IV (the “Common Securities I,” “Common Securities II”, “Common Securities III” and “Common Securities IV”) (together with the “Capital Securities I,” “Capital Securities II,” “Capital Securities III” and “Capital Securities IV”) and, collectively the “Trust Securities”). Trust I, Trust II, Trust III and Trust IV exist for the sole purpose of issuing the Trust Securities and investing the proceeds thereof in 10.18% fixed rate and floating rates, respectively, junior subordinated deferrable interest debentures (the “Junior Subordinated Debentures I,” “Junior Subordinated Debentures II,” “Junior Subordinated Debentures III” and “Junior Subordinated Debentures IV”) issued by the Company and engaging in certain other limited activities. Interest on the Capital Securities is payable semi-annually.

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

     The floating rate on the Capital Securities II, with a current rate of 5.78%, reprices semi-annually based on the index of nine month LIBOR plus a spread of 3.75%, with a cap of 11.00% through December 8, 2006. The Junior Subordinated Debentures II held by Trust II will mature on December 8, 2031, at which time the Company is obligated to redeem the Capital Securities II. The Capital Securities II are callable, in whole or in part, at par value after five years. The proceeds were used to repurchase, in a market transaction, $4.0 million of its Senior Notes at an average price of 105.0% of par value. See “Note 17 — Extraordinary Item” on the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

     The floating rate on the Capital Securities III, with a current rate of 5.32%, reprices semi-annually based on the index of six month LIBOR plus a spread of 3.70%, with a cap of 11.00% through April 10, 2007, after which time the rate will be fully indexed. The Junior Subordinated Debentures III held by Trust III will mature on April 10, 2032, at which time the Company is obligated to redeem the Capital Securities III. The Capital Securities III are callable, in whole or in part, at par value after five years.

     On November 1, 2002, Hawthorne Financial Corporation participated in a pooled offering of floating rate trust preferred securities, raising $15.0 million (“Capital Securities IV”). The Company will use the proceeds of the $15.0 million private issuance of Trust Preferred Securities and excess cash currently at the holding company to repurchase the 12.50% Senior Notes on December 31, 2002. Formal notice of the redemption will be given in accordance with the provisions of the Senior Notes. The floating rate on the Capital Securities IV, with an initial start rate of 4.97%, reprices semi-annually based on the index of six month LIBOR plus a spread of 3.35%, with a cap of 12.00% through November 2007, after which time the rate will be fully indexed. The Junior Subordinated Debentures IV held by Trust IV will mature on November 1, 2032, at which time the

Company is obligated to redeem the Capital Securities IV. The Capital Securities IV are callable, in whole or in part, at par value after five years.

Note 8.  Business Combinations, Goodwill and Acquired Intangible Assets

     On August 23, 2002, the Company acquired all of the assets and liabilities of First Fidelity. This acquisition was accounted for under the purchase method of accounting, and accordingly, all assets and liabilities were adjusted to and recorded at their estimated fair values as of the acquisition date.

     In accordance with SFAS No. 141, the Company recorded goodwill for a purchase business combination to the extent that the purchase price of the acquisition exceeded the net identifiable assets of the acquired company.

     The following tables summarize the fair values of assets and liabilities and the related premiums, discounts and goodwill associated with the acquisition:

	Book Values of	Fair Values of	Premiums/
	Assets Acquired and	Assets Acquired and	Discounts at
(In thousands)	Liabilities Assumed	Liabilities Assumed	Date of Acquisition

Loans receivable, net	$527,598	$530,122	$2,524
Discounts/deferred fees on acquired loans	(927)	—	927
Intangible assets subject to amortization	—	—	1,524
Investments	64,808	64,844	36
Fixed assets	543	242	(301)
FHLB stock	8,595	8,595	—
Other assets	76,428	77,031	603
Deferred tax on valuations	—	—	(1,978)

Total Assets	677,045	680,834	3,335

Deposits	449,893	453,790	3,897
FHLB advances	171,902	173,633	1,731
Other liabilities	6,386	6,386	—
Deferred tax on valuations	—	—	(2,364)

Total Liabilities	628,181	633,809	3,264

Net asset value	$48,864		$71

Purchase Price
and Goodwill

Purchase Price and Goodwill Analysis:
Total consideration	69,847
Direct costs	2,058

Total purchase price	71,905
Net assets acquired	(48,864)
Net asset valuation	(71)

Goodwill	$22,970

     Premiums and discounts on loans are amortized on a loan-by-loan basis using an effective interest method over the estimated lives of the loans. Discounts on deposits and FHLB advances are amortized over the respective estimated lives using an effective interest method.

     The following table summarizes the Company’s intangible assets as of September 30, 2002:

	Gross	Accumulated Amortization
	Carrying Amount	for the Three Months
(In thousands)	at September 30, 2002	Ended September 30, 2002

Amortized Intangible Assets:
Core deposit intangible — checking	$861	$15
Core deposit intangible — savings	629	19

Total intangible assets	$1,490	$34

     As of September 30, 2002, the Company’s only intangible assets that are currently being amortized are core deposit intangibles, with $34 thousand in amortization expense incurred for the three months ended September 30, 2002.

     The following table summarizes estimated future amortization expense on core deposit intangibles:

Future
For the Years Ended December 31,	Amortization Expense

(In thousands)
2002	$137
2003	412
2004	355
2005	216
2006	156

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     The Company operates thirteen branches in the coastal counties of Southern California. The Company specializes in real estate secured loans in the niche markets that it serves, including: 1) permanent loans collateralized by single family residential property, 2) permanent loans secured by multi-family residential and commercial real estate, 3) loans for the construction of multi-family residential, commercial and individual single family residential properties and the acquisition and development of land for the construction of such projects. In the ordinary course of business, the Company purchases loans consistent with its current underwriting standards. The Company initiated a treasury function to manage and redirect excess liquidity into an investment securities portfolio. The Company funds its loans and investments predominantly with retail deposits generated through its thirteen full service retail offices and FHLB advances.

     The following discussion includes fifty-four days of Hawthorne Financial Corporation’s results pre-acquisition and thirty-eight days of results including First Fidelity post-acquisition.

CRITICAL ACCOUNTING POLICIES

Allowance for Credit Losses

     Management evaluates the allowance for credit losses in accordance with GAAP, within the guidance established by SFAS No. 5, “Accounting for Contingencies,” and SFAS No. 114, as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan,” as well as standards established by regulatory Interagency Policy Statements on the Allowance for Loan and Lease Losses (“ALLL”). In making this determination, management considers (1) the status of the asset, (2) the value of the asset or underlying collateral and (3) management’s intent with respect to the asset. In quantifying the loss, if any, associated with individual loans, management utilizes external sources of information as deemed appropriate (i.e., appraisals, price opinions from real estate professionals, comparable sales data and internal estimates). In establishing specific valuation allowances (“SVA”) for impaired loans, in accordance with SFAS No. 114, management estimates the revenues expected to be generated from disposal of the Company’s collateral or owned property, less construction and renovation costs (if any), holding costs and transaction costs. Other methods may be used to estimate impairment (market price or present value of expected future cash flows discounted at the loan’s original interest rate). See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies — Allowance for Credit Losses” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

     The Company maintains an allowance for credit losses, which is not tied to individual loans or properties (General Valuation Allowances, or “GVA”). GVAs are maintained for each of the Company’s principal loan portfolio components and supplemented by periodic additions through provisions for credit losses. In measuring the adequacy of the Company’s

GVA, management considers (1) the Company’s historical loss experience for each loan portfolio component and in total, (2) the historical migration of loans within each portfolio component and in total (i.e., from performing to nonperforming, from nonperforming to REO), (3) observable trends in the performance of each loan portfolio component, and (4) additional analyses to validate the reasonableness of the Bank’s GVA balance, such as the FFIEC Interagency “Examiner Benchmark” and review of peer information. The GVA includes an unallocated amount, based upon management’s evaluation of various conditions, such as general economic and business conditions affecting our key lending areas, the effects of which are not directly measured in the determination of the GVA formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio components. Management intends to maintain an unallocated allowance, in the range of between 3% and 5% of the GVA, to account for the economic uncertainty in Southern California until economic or other conditions warrant a reassessment of the level of the unallocated GVA. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies — Allowance for Credit Losses” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

     Management believes that the provision for credit losses was at an adequate level during the third quarter of 2002, and that the allowance for credit losses of $35.9 million at September 30, 2002, is adequate to absorb the losses that, in the opinion and judgment of management, are known and inherent in the Bank’s loan portfolio.

Nonaccrual Loans

     The Company generally ceases to accrue interest on a loan when: 1) principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection; or, 2) full collection of principal and/or interest is not reasonably assured. In addition, classified construction loans for which interest is being paid from interest reserve loan funds rather than the borrower’s own funds may also be placed on nonaccrual status. A nonaccrual loan may be restored to accrual status when delinquent principal and interest payments are brought current, the loan is paying in accordance with its payment terms for a period, typically between three to six months, and future monthly principal and interest payments are expected to be collected. Classified construction loans may remain on nonaccrual status until the respective loan is upgraded.

Real Estate Owned

     Properties acquired through foreclosure, or deed in lieu of foreclosure (“real estate owned,” “REO”), are transferred to REO and carried at the lower of cost or estimated fair value less the estimated costs to sell the property (“fair value”). The fair value of the property is based upon a current appraisal. The difference between the fair value of the real estate collateral and the loan balance at the time of transfer is recorded as a loan charge-off if fair value is lower. Subsequent to foreclosure, management periodically performs valuations and the REO property is carried at the lower of carrying value or fair value, less estimated costs to sell. The determination of a property’s estimated fair value incorporates (1) revenues projected to be realized from disposal of the property, (2) construction and renovation costs, (3) marketing and transaction costs and (4) holding costs (e.g., property taxes, insurance and homeowners’ association dues). Any subsequent declines in the fair value of the REO property after the date of transfer are recorded through a write-down of the asset. In accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” if the Bank originates a loan to facilitate, revenue recognition upon disposition of the property is dependent upon the sale having met certain criteria relating to the buyer’s initial investment in the property sold. Gains and losses from sales of real estate owned properties are reflected in “Income from real estate operations, net” in the consolidated statements of income.

Goodwill

     As a result of the adoption of SFAS No. 142, which eliminates amortization of goodwill, the Company is required to evaluate goodwill annually or more frequently if impairment indicators arise. See “Note 8 — Business Combinations, Goodwill and Acquired Intangible Assets” to the Consolidated Financial Statements, included herein.

RESULTS OF OPERATIONS

     Net income for the three and nine months ended September 30, 2002, was $5.6 million, or $0.69 per diluted share, and $16.8 million, or $2.18 per diluted share, respectively, compared with $4.7 million, or $0.62 per diluted share, and $11.4 million, or $1.50 per diluted share after extraordinary item, respectively, for the three and nine months ended September 30, 2001.

     Net income for the three and nine months ended September 30, 2002, resulted in an annualized return on average assets (“ROA”) of 1.06% and 1.15%, respectively, and an annualized return on average equity (“ROE”) of 16.81% and 17.75%, respectively, compared with an annualized ROA of 1.04% and 0.85%, respectively, and an annualized ROE of 16.72% and 13.87%, respectively, for the three and nine months ended September 30, 2001. Income before income taxes and extraordinary item increased 9.69% and 41.56%, respectively, for the three and nine months ended September 30, 2002, to $9.1 million from $8.3 million and to $28.7 million from $20.3 million, during the same periods in 2001. Included in the third quarter 2002 earnings was a $0.6 million nonrecurring tax benefit resulting from a change in state tax law related to the treatment of bad debts, which impacted all California financial institutions with assets in excess of $500.0 million.

     The Company’s net interest income before provision for credit losses increased 10.64% to $17.6 million and 15.02% to $51.7 million, during the three and nine months ended September 30, 2002, respectively, compared with $15.9 million and $44.9 million during the same periods in 2001. The Company’s net interest margin for the three and nine months ended September 30, 2002, was 3.38% and 3.57%, respectively, compared with 3.49% and 3.37% during the same periods in 2001. The Company’s yield on average earning assets was 6.47% and 6.81%, respectively, for the three and nine months ended September 30, 2002, compared with 8.03% and 8.40% during the same periods in 2001. During the nine months ended September 30, 2002, interest of $1.0 million was collected on loans that were brought current, producing a positive but nonrecurring impact on the Company’s net interest margin of 7 basis points.

     The Company initiated treasury activities in June 2002, with the intent of increasing net interest income and thereby reducing the impact of the compression of the net interest margin. The treasury function will manage and redirect excess liquidity into an investment securities portfolio with durations of less than four years. As of September 30, 2002, the Company had an investment portfolio of $208.6 million and earned a yield on its excess liquidity of 5.08% during the third quarter rather than the 1.63% it otherwise could have earned in fed funds sold. The Company treats these investments as available-for-sale securities and has reflected the unrealized gain, net of deferred taxes, associated with the changes in the market price in accumulated other comprehensive income as part of its stockholders’ equity. Year-to-date interest income earned on the Bank’s investment portfolio totaled $1.1 million and $1.2 million, for the three and nine month periods ended September 30, 2002, respectively.

     Provisions for credit losses totaled $0.1 million and $0.8 million, respectively, for the three and nine months ended September 30, 2002, respectively, compared with $0.4 million and $2.9 million, during the same periods in 2001. The decrease in the provision for credit losses was due to the overall improvement in asset quality. At September 30, 2002, the ratio of total allowance for credit losses to loans receivable, net of specific allowance and deferred fees and costs, was 1.68%, compared with 1.76% at December 31, 2001 and 1.72% at September 30, 2001.

     Nonaccrual loans totaled $8.7 million at September 30, 2002 (or 0.36% of total assets) compared with nonaccrual loans of $20.7 million (or 1.11% of total assets) at December 31, 2001 and $25.0 million (or 1.33% of total assets) at September 30, 2001. Total classified loans were $33.1 million at September 30, 2002, compared with $58.0 million at December 31, 2001. The Company held no other real estate owned properties at September 30, 2002, compared with $1.3 million at December 31, 2001.

     Noninterest revenues were $1.7 million and $4.2 million for the three and nine months ended September 30, 2002, compared with noninterest revenues of $1.3 million and $4.3 million earned during the same periods in 2001. In July 2002, the Bank’s subsidiary, HS Financial Services Corporation, commenced operations, the primary business of which is the sale of non-deposit investment and insurance products.

     Total general and administrative expenses (“G&A”) were $10.2 million and $26.5 million, for the three and nine months ended September 30, 2002, respectively, compared with $8.6 million and $26.3 million of G&A incurred during the same periods in 2001. For the nine months ended 2002, G&A reflected less than a 1% increase compared with G&A for the same period in 2001. G&A to average assets decreased from 1.93% to 1.79%, during the same periods, respectively. The Company’s efficiency ratios (defined as total general and administrative expenses, excluding legal settlements/other, divided by net interest income before provision and noninterest revenues, excluding REO, net) were 51.67% and 47.07% for the three and nine months ended September 30, 2002, respectively, compared with 50.01% and 53.17% during the same periods in 2001.

Net Interest Income

     The following table shows average balance sheet data, related revenues and costs and effective weighted average yields and costs, for the three months ended September 30, 2002 and 2001:

	Three Months Ended September 30,

	2002			2001

			Weighted			Weighted
	Average	Revenues/	Average	Average	Revenues/	Average
(Dollars in thousands)	Balance	Costs	Yield/Cost	Balance	Costs	Yield/Cost

Assets:
Interest-earning assets:
Loans receivable(1)(2)	$1,814,902	$31,496	6.92%	$1,725,012	$35,663	8.23%
Cash, Fed funds and other	138,455	578	1.66	68,245	630	3.66
Investment securities	89,777	1,149	5.08	—	—	—
Investment in capital stock of Federal Home Loan Bank	28,943	407	5.58	21,577	288	5.30

Total interest-earning assets	2,072,077	33,630	6.47	1,814,834	36,581	8.03

Noninterest-earning assets(3)	41,699			7,618

Total assets	$2,113,776			$1,822,452

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits	$1,320,797	$8,975	2.70%	$1,212,953	$14,394	4.71%
FHLB advances	512,926	5,610	4.28	403,293	5,085	4.93
Senior notes	25,590	801	12.52	30,608	956	12.50
Capital securities	36,000	633	7.03	9,000	228	10.18

Total interest-bearing liabilities	1,895,313	16,019	3.34	1,655,854	20,663	4.94

Noninterest-bearing checking	37,661			32,926
Noninterest-bearing liabilities(3)	47,248			20,379
Stockholders’ equity	133,554			113,293

Total liabilities and stockholders’ equity	$2,113,776			$1,822,452

Net interest income		$17,611			$15,918

Interest rate spread			3.13%			3.09%

Net interest margin			3.38%			3.49%

(1)	Includes the interest on nonaccrual loans only to the extent that it was paid and recognized as interest income.

(2)	Includes net deferred loan costs incurred of $0.32 million and net deferred loan fees earned of $0.57 million for the three months ended September 30, 2002 and September 30, 2001, respectively.

(3)	Includes investment securities awaiting settlement of $22.0 million during the three months ended September 30, 2002.

     The following table shows average balance sheet data, related revenues and costs and effective weighted average yields and costs, for the nine months ended September 30, 2002 and 2001:

	Nine Months Ended September 30,

	2002			2001

			Weighted			Weighted
	Average	Revenues/	Average	Average	Revenues/	Average
(Dollars in thousands)	Balance	Costs	Yield/Cost	Balance	Costs	Yield/Cost

Assets:
Interest-earning assets:
Loans receivable(1)(2)	$1,729,492	$94,389	7.28%	$1,680,910	$108,417	8.61%
Cash, Fed funds and other	142,183	1,772	1.67	78,895	2,747	4.66
Investment securities	33,162	1,218	4.91	—	—	—
Investment in capital stock of Federal Home Loan Bank	26,200	1,163	5.93	21,215	897	5.65

Total interest-earning assets	1,931,037	98,542	6.81	1,781,020	112,061	8.40

Noninterest-earning assets(3)	15,446			3,697

Total assets	$1,946,483			$1,784,717

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits	$1,212,137	$27,002	2.98%	$1,192,961	$47,841	5.36%
FHLB advances	488,620	15,903	4.29	390,502	15,698	5.30
Senior notes	25,715	2,412	12.51	33,226	3,118	12.51
Capital securities	28,022	1,536	7.31	6,165	465	10.06

Total interest-bearing liabilities	1,754,494	46,853	3.55	1,622,854	67,122	5.51

Noninterest-bearing checking	36,923			32,640
Noninterest-bearing liabilities(3)	28,869			20,014
Stockholders’ equity	126,197			109,209

Total liabilities and stockholders’ equity	$1,946,483			$1,784,717

Net interest income		$51,689			$44,939

Interest rate spread			3.26%			2.89%

Net interest margin			3.57%			3.37%

(1)	Includes the interest on nonaccrual loans only to the extent that it was paid and recognized as interest income.

(2)	Includes net deferred loan costs incurred of $0.27 million and net deferred loans fees earned of $2.0 million for the nine months ended September 30, 2002 and September 30, 2001, respectively.

(3)	Includes investment securities awaiting settlement of $7.4 million during the nine months ended September 30, 2002.

     The operations of the Company are substantially dependent on its net interest income, which is the difference between the interest income earned from its interest-earning assets and the interest expense incurred on its interest-bearing liabilities. The Company’s net interest margin is its net interest income divided by its average interest-earning assets. Net interest income and net interest margin are affected by several factors, including (1) the level of, and the relationship between, the dollar amount of interest-earning assets and interest-bearing liabilities, (2) the relationship between the repricing or maturity of the Company’s adjustable rate and fixed rate loans, prepayments, as well as the impact of internal interest rate floors, and short term investment securities and its deposits and borrowings, and (3) the magnitude of the Company’s noninterest-earning assets, including nonaccrual loans and REO.

     The Company’s net interest income before provision for credit losses increased 10.64% to $17.6 million and 15.02% to $51.7 million, during the three and nine months ended September 30, 2002, respectively, compared with $15.9 million and $44.9 million during the same periods in 2001. The Company’s yield on average earning assets was 6.47% and 6.81% for the three and nine months ended September 30, 2002, respectively, compared with 8.03% and 8.40% during the same periods in 2001. The average cost of interest-bearing liabilities for the Company decreased to 3.34% and 3.55% for the three and nine months ended September 30, 2002, respectively, compared with 4.94% and 5.51% during the same periods in 2001. Expressed as a percentage of interest-earning assets, the Company’s resulting net interest margin for the three and nine months ended September 30, 2002 was 3.38% and 3.57%, respectively, compared with 3.49% and 3.37% for the three and nine months ended September 30, 2001. The Company’s net interest income was impacted by the 475 basis point drop in interest rates during 2001 and continues to be adversely impacted by lower yields on new loan production, continued runoff of existing loans and repricing of the respective indices. The compression in the net interest margin quarter-over-quarter was partially mitigated by the interest rate floors in the loan portfolio and $1.2 million earned on investment securities. In a rising interest rate environment, these adjustable rate loans, which have taken on fixed rate loan characteristics, will result in potential net interest margin compression. These loans will not reprice until rates have increased enough to bring the fully indexed rate above the internal floor rate, while interest-bearing deposits will reprice more quickly.

     As of September 30, 2002, 90.67% of the Company’s net loan portfolio was adjustable rate, with 83.45% of such loans subject to repricing on an annual or more frequent basis. However, the decline is partially mitigated by the contractual floors, with 55.87% of all adjustable rate loans taking on fixed rate loan characteristics. The substantial majority of such loans are priced at a margin over various market sensitive indices, including MTA, Prime, LIBOR, COFI and CMT. Based upon the continued decline in the effective yield of the lagging indices, the Company expects that the yield on its loan portfolio will decline over the coming months to fully incorporate the decrease in current market interest rates.

     At September 30, 2002, 60.85% of the Company’s interest-bearing deposits were comprised of certificate accounts, the majority of which have original terms ranging from six to twelve months. The remaining, weighted average term to maturity for the Company’s certificate accounts approximated eight months at September 30, 2002. Generally, the Company’s offering rates for certificate accounts move directionally with the general level of short term interest rates.

     As of September 30, 2002, 80.23% of the Company’s borrowings from the FHLB are fixed rate, with remaining terms ranging from one to eight years (though such remaining terms are subject to early call provisions). The remaining 19.77% of the borrowings carry an adjustable interest rate, with 87.72% of the adjustable borrowings tied to the Prime Rate, maturing in 2003, and 12.28% tied to one month LIBOR, maturing in 2003.

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

	Three Months Ended September 30, 2002 and 2001
	Increase (Decrease) Due to Change In

			Volume and	Net
(Dollars in thousands)	Volume	Rate	Rate(1)	Change

Interest-earning assets:
Loans receivable(2)	$1,858	$(5,727)	$(298)	$(4,167)
Cash, Fed funds and other	648	(345)	(355)	(52)
Investment securities	—	—	1,149	1,149
Investment in capital stock of Federal Home Loan Bank	99	15	5	119

	2,605	(6,057)	501	(2,951)

Interest-bearing liabilities:
Deposits	1,280	(6,152)	(547)	(5,419)
FHLB advances	1,382	(674)	(183)	525
Senior notes	(157)	2	—	(155)
Capital securities	684	(70)	(209)	405

	3,189	(6,894)	(939)	(4,644)

Change in net interest income	$(584)	$837	$1,440	$1,693

(1)	Calculated by multiplying change in rate by change in volume.

(2)	Includes the interest on nonaccrual loans only to the extent that it was paid and recognized as interest income.

     Interest revenues decreased by $3.0 million, or 8.07%, during the three months ended September 30, 2002, compared with the same period in 2001. This decrease was primarily attributable to the 131 basis point decrease in the yield on average loans receivable, which averaged 6.92% during the third quarter of 2002, compared with 8.23% during the same period in 2001, partially mitigated by the Company’s increase in average loans outstanding, net of deferred fees/costs, of $89.9 million for the three months ended September 30, 2002. The Company continued to experience prepayments of $176.6 million with a weighted average interest rate of 7.49%, as borrowers refinanced loans, while new loan production of $193.6 million reflected an average yield of 6.56%, for the three months ended September 30, 2002. The net decrease in revenues was partially offset by an increase of $1.1 million earned on investment securities. The Company initiated treasury activities in June 2002, with the intent of increasing net interest income and thereby reducing the impact of the compression of the net interest margin.

     The Company’s interest costs decreased by $4.6 million, or 22.47%, during the three months ended September 30, 2002, compared with the same period in 2001. This decrease was primarily attributable to the 160 basis point decrease in the average cost of interest-bearing liabilities, which averaged 3.34% during the third quarter of 2002, compared with 4.94% during the same period in 2001. In addition, the Company’s average interest-bearing deposits were $1.32 billion with an average cost of funds of 2.70% during the third quarter of 2002, compared with $1.21 billion and a 4.71% average cost of funds during the same period in 2001. The average balance of certificates of deposits decreased $129.7 million, to $781.7 million with an average cost of funds of 2.87% during the three months ended September 30, 2002, compared with $911.4 million and a 5.19% average cost of funds during the same period in 2001. The average balance of money market accounts reflected an increase of $202.2 million, to $416.0 million with an average cost of funds of 2.62% during the three months ended September 30, 2002, compared with $213.7 million and a 3.52% average cost of funds during the same period in 2001. As a percentage of total average deposits, transaction accounts have increased to 40.81% for the three months ended September 30, 2002, compared with 24.86% of total average deposits during the same period in 2001. In addition, the average balance of FHLB advances reflected an increase of $109.6 million, to $512.9 million with an average cost of funds of 4.28% during the three months ended September 30, 2002, compared with $403.3 million and a 4.93% average cost of funds during the same period in 2001. The change in deposit mix and the decrease in average cost of funds on deposits and FHLB advances had a positive impact on the Company’s total interest costs during the three months ended September 30, 2002.

     These changes in interest revenues and interest costs produced an increase of $1.7 million, or 10.64%, in the Company’s net interest income for the three months ended September 30, 2002, compared with the same period in 2001.

Expressed as a percentage of interest-earning assets, the Company’s net interest margin increased to 3.38% during the three months ended September 30, 2002, compared with the net interest margin of 3.49% produced during the same period in 2001. The Company’s net interest income was impacted by the 475 basis point drop in interest rates during 2001, and continues to be adversely impacted by lower yields on new loan productions, continued runoff of existing loans, repricing of the respective indices and flattening of the yield curve. The majority of the loans are priced off of the MTA index. The negative impact on the net interest margin in the third quarter of 2002 was partially mitigated by the interest rate floors in the loan portfolio. In a rising interest rate environment these adjustable rate loans, that have taken on fixed rate loan characteristics, will result in potential net interest margin compression. These loans will not reprice until rates have increased enough to bring the fully indexed rate above the internal floor rate, while interest-bearing deposits will reprice more quickly.

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

	Nine Months Ended September 30, 2002 and 2001
	Increase (Decrease) Due to Change In

			Volume and	Net
(Dollars in thousands)	Volume	Rate	Rate(1)	Change

Interest-earning assets:
Loans receivable(2)	$3,133	$(16,679)	$(482)	$(14,028)
Cash, Fed funds and other	2,204	(1,764)	(1,415)	(975)
Investment securities	—	—	1,218	1,218
Investment in capital stock of Federal Home Loan Bank	211	44	11	266

	5,548	(18,399)	(668)	(13,519)

Interest-bearing liabilities:
Deposits	769	(21,266)	(342)	(20,839)
FHLB advances	3,944	(2,988)	(751)	205
Senior notes	(705)	(1)	—	(706)
Capital securities	1,649	(127)	(451)	1,071

	5,657	(24,382)	(1,544)	(20,269)

Change in net interest income	$(109)	$5,983	$876	$6,750

(1)	Calculated by multiplying change in rate by change in volume.

(2)	Includes the interest on nonaccrual loans only to the extent that it was paid and recognized as interest income.

     The Company’s interest revenues decreased by $13.5 million, or 12.06%, during the nine months ended September 30, 2002, compared with the same period in 2001. This decrease was primarily attributable to the 133 basis point decrease in the yield on average loans receivable, which averaged 7.28% during 2002, compared with 8.61% in 2001, partially offset by a 2.89% increase in the average balance of loans outstanding, which grew to $1.73 billion for the first nine months of 2002, compared with $1.68 billion for the same period in 2001. For the nine months ended September 30, 2002, interest of $1.0 million was collected on loans that were brought current, producing a positive but nonrecurring impact on the Company’s net interest margin of 7 basis points. Although loan production was strong, the Bank experienced accelerated prepayments of higher yielding assets during the first nine months of 2002, which totaled $504.3 million, with a weighted average rate of 7.67%, while new loan production of $527.9 million reflected an average yield of 6.36%. The net decrease in revenues was partially mitigated by an increase of $1.2 million earned on investment securities. The Company’s initiated treasury activities in June 2002 with the intent of increasing net interest income and thereby reducing the impact of the net interest margin compression. The Company earned a yield on its excess liquidity of 4.91% during 2002 rather than the 1.66% it could have earned in fed funds.

     The Company’s interest costs decreased by $20.3 million, or 30.20%, during the nine months ended September 30, 2002, compared with the same period in 2001. This decrease was primarily attributable to the 196 basis point decrease in the average cost of interest-bearing liabilities, which averaged 3.55% during the first nine months of 2002, compared with 5.51% during the same period in 2001. In addition, the Company’s average interest-bearing deposits were $1.21 billion with an average cost of funds of 2.98% during the nine months ended September 30, 2002, compared with $1.19 billion and a 5.36% average cost of funds during the same period in 2001. The average balance of certificates of deposits decreased $151.2 million, to $747.9 million with an average cost of funds of 3.23% during the nine months ended September 30, 2002, compared with $899.1 million and a 5.86% average cost of funds during the same period in 2001. The average balance of money market accounts reflected an increase of $140.1 million, to $353.5 million with an average cost of funds of 2.79% during the nine months ended September 30, 2002, compared with $213.4 million and a 4.29% average cost of funds during the same period in 2001. As a percentage of total average deposits, transaction accounts have increased to 38.30% for the nine months ended September 30, 2002, compared with 24.63% of total average deposits during the same period in 2001. In addition, the average balance of FHLB advances reflected an increase of $98.1 million, to $488.6 million with an average cost of funds of 4.29% during the nine months ended September 30, 2002, compared with $390.5 million and a 5.30% average cost of funds during the same period in 2001. The change in deposit mix and the decrease in average cost of funds on deposits and FHLB advances had a positive impact on the Company’s total interest costs during the nine months ended September 30, 2002.

     These changes in interest revenues and interest costs produced an increase of $6.8 million, or 15.02%, in the Company’s net interest income for the nine months ended September 30, 2002, compared with the same period in 2001. Expressed as a percentage of interest-earning assets, the Company’s net interest margin increased to 3.57% during the nine months ended September 30, 2002, compared with the net interest margin of 3.37% produced during the same period in 2001. The Company’s net interest income was impacted by the 475 basis point drop in interest rates during 2001, and continues to be adversely impacted by lower yields on new loan productions, continued runoff of existing loans, repricing of the respective indices and flattening of the yield curve. The negative impact on the net interest margin in the first nine months of 2002 was partially mitigated by the interest rate floors in the loan portfolio. In a rising interest rate environment these adjustable rate loans, that have taken on fixed rate loan characteristics, will result in potential net interest margin compression. These loans will not reprice until rates have increased enough to bring the fully indexed rate above the internal floor rate, while interest-bearing deposits will reprice more quickly.

Provisions for Credit losses

     Provisions for credit losses were $0.1 million and $0.8 million for the three and nine months ended September 30, 2002, respectively, compared with $0.4 million and $2.9 million for the three and nine months ended and September 30, 2001, respectively. The decrease in the provision for credit losses was due to the overall improvement in asset quality, as reflected by a decrease of $20.9 million in total classified assets, to $33.1 million at September 30, 2002, from $54.1 million at September 30, 2001. The Company’s total nonaccrual loans to total assets was 0.36% at September 30, 2002 compared with 1.11% at December 31, 2001, and 1.33% at September 30, 2001. Additionally, total classified assets to Bank core capital and general allowance for credit losses was 15.49% at September 30, 2002, compared with 32.59% at December 31, 2001 and 30.88% at September 30, 2001.

     The Company’s annualized ratio of charge-offs to average loans increased from 0.18% during the first nine months of 2001 to 0.21% during the first nine months of 2002, due to a $2.2 million and $0.2 million charge-off of SVA associated with the disposition of an $11.5 million income property construction loan and a $4.4 million estate loan, respectively.

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

Noninterest Revenues

     Noninterest revenues were $1.7 million and $4.2 million for the three and nine months ended September 30, 2002, respectively, compared with noninterest revenues of $1.3 million and $4.3 million earned during the same periods in 2001.

     Loan related fees primarily consist of fees collected from borrowers (1) for the early repayment of their loans, (2) for the extension of the maturity of loans (predominantly short term construction loans, with respect to which extension options are often included in the original term of the Company’s loan) and (3) in connection with certain loans which contain exit or release fees payable to the Company upon the maturity or repayment of the Company’s loan. Noninterest revenues also include deposit fee income for service fees, nonsufficient fund fees and other miscellaneous check and service charges, which increased to $0.4 million and $1.1 million for the three and nine months ended September 30, 2002, respectively, an increase of 10.87% and 13.38%, respectively, from $0.4 million and $1.0 million earned during the same periods in 2001. Fee income on deposits increased compared with the same period in 2001, resulting from the growth in core transaction deposits, which by design earn more transaction related fee income than certificates of deposit. The ratio of products per household was 2.41 at September 30, 2002, for the combined Bank, compared with 2.37 at December 31, 2001.

     In July 2002, the Bank’s subsidiary, HS Financial Services Corporation, commenced operations, which include the sale of nondeposit investment and insurance products. The alternative investment program further expands the array of products offered in the Company’s branches and will contribute to the Company’s strategic goal of expanding the cross-sell ratio.

Real Estate Operations

     The following table sets forth the costs and revenues attributable to the Company’s real estate owned (“REO”) properties for the periods indicated. The compensatory and legal costs directly associated with the Company’s property management and disposal operations are included in general and administrative expenses.

	Three Months Ended September 30,			Nine Months Ended September 30,

(Dollars in thousands)	2002	2001	Change	2002	2001	Change

Expenses associated with real estate operations:
Repairs, maintenance and renovation	$—		$—	$(19)	$(18)	$(1)
Insurance and property taxes	—		—	—	(9)	9

	—	—	—	(19)	(27)	8
Net recoveries from sales of REO	—	27	(27)	87	106	(19)
Property operations, net	2	20	(18)	3	130	(127)

Income from real estate operations, net	$2	$47	$(45)	$71	$209	$(138)

     Net income from sales of REO properties represents the difference between the proceeds received from property disposal and the carrying value of such properties upon disposal. Property operations principally include the net operating income (collected rental revenues less operating expenses and certain renovation costs) from foreclosed income producing properties or receipt, following foreclosure, of similar funds held by receivers during the period the original loan was in default. During the nine months ended September 30, 2002, the Company sold its last property generating net cash proceeds of $1.4 million and a net recovery of $0.09 million, compared with sales of five properties generating net cash proceeds of $3.0 million and a net recovery of $0.1 million during the same period in 2001. As of September 30, 2002, the Company held no other real estate owned properties.

Noninterest Expenses

     General and Administrative Expenses

     The table below details the Company’s general and administrative expenses for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,

(Dollars in thousands)	2002	2001	Change	2002	2001	Change

Employee	$5,683	$4,539	$1,144	$15,415	$13,548	$1,867
Operating	2,063	1,898	165	5,082	5,048	34
Occupancy	1,027	975	52	2,882	2,984	(102)
Professional	658	481	177	1,364	2,376	(1,012)
Technology	423	498	(75)	1,163	1,525	(362)
SAIF premiums and OTS assessments	145	223	(78)	413	704	(291)
Other/legal settlements	198	—	198	218	110	108

Total	$10,197	$8,614	$1,583	$26,537	$26,295	$242

     Total general and administrative expenses (“G&A”) were $10.2 million and $26.5 million, for the three and nine months ended September 30, 2002, respectively, compared with $8.6 million and $26.3 million of G&A incurred during the same periods in 2001. For the nine months ended 2002, G&A reflected less than a 1% increase, compared with G&A for the same period in 2001. G&A to average assets decreased from 1.93% to 1.79%, during the same periods, respectively. The increase in G&A for the nine months ended September 30, 2002 was primarily due to an increase of $1.9 million in employee costs, primarily due to increased headcount, partially offset by a decrease of $1.0 million in professional fees, as a result of first quarter 2002 insurance company reimbursements totaling $0.7 million for legal fees related to litigation and fewer outstanding legal issues. The First Fidelity merger, which is being accounted for as a purchase transaction, resulted in one-time nonrecurring merger-related expenses on an after tax basis of approximately $0.1 million in 2002. The Company’s efficiency ratios (defined as total general and administrative expenses, excluding legal settlements/other, divided by net interest income before provision and noninterest revenues, excluding REO, net) were 51.67% and 47.07% for the three and nine months ended September 30, 2002, respectively, compared with 50.01% and 53.17% during the same periods in 2001.

     Income Taxes

     The Company recorded an income tax provision of $3.3 million and $11.8 million for the three and nine months ended September 30, 2002, respectively, compared with $3.5 million and $8.6 million during the same periods in 2001. The Company’s effective tax rate was 36.67% and 41.00%, respectively, for the three and nine months ended September 30, 2002, compared with 42.50% and 42.63% during the same periods in 2001. Included in the third quarter 2002 earnings was a $0.6 million nonrecurring tax benefit resulting from a change in state tax law related to the treatment of bad debts, which impacted all California financial institutions with assets in excess of $500.0 million.

FINANCIAL CONDITION, CAPITAL RESOURCES & LIQUIDITY AND ASSET QUALITY

     The following discussion includes the financial impact of the Company’s acquisition of First Fidelity, which closed on August 23, 2002.

Assets

Investment Securities

     Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

     Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

     The table below sets forth the net balance at cost and fair value of available for sale investment securities, with gross unrealized gains.

	September 30, 2002

		Gross	Gross
	Net Balance	Unrealized	Unrealized	Fair
(In thousands)	At Cost	Gains	Losses	Value

Investment securities available-for-sale
Debt securities:
U.S. Government and federal agency	$84,193	$959	$6	$85,146
Corporate	—	—	—	—
Mortgage-backed	102,809	958	72	103,695
Other	19,700	39	—	19,739

Total	$206,702	$1,956	$78	$208,580

     The table below sets forth the net balance at cost and fair value of available for sale debt securities by contractual maturity at September 30, 2002.

	Available for Sale

	Net Balance	Fair
(In thousands)	At Cost	Value

Debt securities available-for-sale
Debt securities:
Within 1 year	$—	$—
After 1 year through 5 years	—	—
After 5 years through 10 years	50,534	50,701
Over 10 years	156,168	157,879

Total	$206,702	$208,580

     The expected average life on these securities is 2.8 years and the average duration is expected to be 2.0 years based on prepayments. For the three and nine months ended September 30, 2002, there were no proceeds from sales of securities available for sale.

Loans Receivable

General

     The Company’s loan portfolio consists primarily of loans secured by real estate located in the coastal counties of Southern California. The table below sets forth the composition of the Company’s loan portfolio as of the dates indicated:

	September 30, 2002		December 31, 2001

(Dollars in thousands)	Balance	Percent	Balance	Percent

Single family residential	$873,434	39.05%	$918,877	49.12%
Income property:
Multi-family(1)	620,969	27.76%	255,183	13.64%
Commercial(1)	410,474	18.35%	248,092	13.26%
Development(2)	163,957	7.33%	227,190	12.14%
Single family construction:
Single family residential(3)	125,719	5.62%	159,224	8.51%
Land(4)	31,242	1.40%	50,984	2.72%
Other	11,072	0.49%	11,482	0.61%

Gross loans receivable(5)	2,236,867	100.00%	1,871,032	100.00%

Less:
Undisbursed funds	(110,785)		(137,484)
Deferred costs, net	10,871		6,337
Allowance for credit losses	(35,873)		(30,602)

Net loans receivable	$2,101,080		$1,709,283

(1)	Predominantly term loans secured by improved properties, with respect to which the properties’ cash flows are sufficient to service the Company’s loan.

(2)	Predominantly loans to finance the construction of income producing properties. Also includes loans to finance the renovation of existing properties.

(3)	Predominantly loans for the construction of individual and custom homes.

(4)	The Company expects that a majority of these loans will be converted into construction loans, and the land secured loans repaid with the proceeds of these construction loans, within 12 months.

(5)	Gross loans receivable includes the principal balance of loans outstanding, plus outstanding but unfunded loan commitments, predominantly in connection with construction loans.

     Loan growth was impacted by the higher level of loan prepayments as borrowers refinanced loans. See further discussion in the rate volume analysis, contained herein.

     The table below sets forth the Company’s loan portfolio diversification by loan size:

	September 30, 2002		December 31, 2001

	No. of	Gross	No. of	Gross
(Dollars in thousands)	Loans	Commitment	Loans	Commitment

Loans in excess of $10.0 million:
Income property:
Commercial	1	$11,818	2	$22,699
Development	2	21,866	5	56,477

	3	33,684	7	79,176

Percentage of total gross loans		1.51%		4.23%
Loans between $5.0 and $10.0 million:
Single family residential	3	23,000	4	25,036
Income property:
Multi-family	—	—	1	7,651
Commercial	6	37,581	10	74,078
Development	13	80,558	12	76,545
Single family construction:
Single family residential	2	11,240	2	12,915
Land	—	—	2	11,200

	24	152,379	31	207,425

Percentage of total gross loans		6.81%		11.09%
Loans less than $5.0 million		2,050,804		1,584,431

Gross loans receivable		$2,236,867		$1,871,032

     The table below sets forth the Company’s net loan portfolio composition, as of the dates indicated:

	September 30, 2002		December 31, 2001

(Dollars in thousands)	Balance	Percent	Balance	Percent

Single family residential	$868,778	40.86%	$913,255	52.68%
Income property:
Multi-family	620,101	29.17%	254,530	14.68%
Commercial	403,620	18.98%	235,156	13.57%
Development:
Multi-family	75,634	3.56%	102,682	5.92%
Commercial	42,455	2.00%	68,431	3.95%
Single family construction:
Single family residential	82,101	3.86%	104,158	6.01%
Land	30,669	1.44%	48,719	2.81%
Other	2,724	0.13%	6,617	0.38%

Total loan principal(1)	$2,126,082	100.00%	$1,733,548	100.00%

(1)	Excludes net deferred fees and costs.

     The tables below sets forth the approximate composition of the Company’s gross new loan originations, net of internal refinances of $16.3 million and $43.1 million, respectively, for the periods indicated, by dollars and as a percentage of total loans originated:

	Three Months Ended		Nine Months Ended
	September 30, 2002		September 30, 2002

(Dollars in thousands)	Amount	%	Amount	%

Single family residential(1)	$75,844	39.18%	$256,258	48.54%
Income property:
Multi-family(2)	45,252	23.38%	120,688	22.86%
Commercial(3)	15,927	8.23%	33,327	6.31%
Development:
Multi-family(4)	15,186	7.85%	31,335	5.94%
Commercial(5)	7,788	4.02%	11,595	2.20%
Single family construction:
Single family residential(6)	28,606	14.78%	61,269	11.61%
Land	4,958	2.56%	13,425	2.54%

Total	$193,561	100.00%	$527,897	100.00%

(1)	Includes unfunded commitments of $0.1 million as of September 30, 2002.

(2)	Includes unfunded commitments of $0.7 million as of September 30, 2002.

(3)	Includes unfunded commitments of $1.5 million as of September 30, 2002.

(4)	Includes unfunded commitments of $23.3 million as of September 30, 2002.

(5)	Includes unfunded commitments of $5.8 million as of September 30, 2002.

(6)	Includes unfunded commitments of $24.3 million as of September 30, 2002.

	Three Months Ended		Nine Months Ended
	September 30, 2001		September 30, 2001

(Dollars in thousands)	Amount	%	Amount	%

Single family residential(1)	$99,303	54.93%	$249,959	47.34%
Income property:
Multi-family(2)	29,938	16.56%	59,358	11.24%
Commercial(3)	—	—	49,019	9.28%
Development:
Multi-family(4)	14,723	8.14%	30,286	5.74%
Commercial	5,195	2.87%	46,732	8.86%
Single family construction:
Single family residential(5)	27,258	15.08%	69,481	13.16%
Land(6)	4,369	2.42%	23,108	4.38%
Other	4	—	14	—

Total	$180,790	100.00%	$527,957	100.00%

(1)	Includes unfunded commitments of $0.6 million as of September 30, 2001.

(2)	Includes unfunded commitments of $0.3 million as of September 30, 2001.

(3)	Includes unfunded commitments of $0.4 million as of September 30, 2001.

(4)	Includes unfunded commitments of $38.9 million as of September 30, 2001.

(5)	Includes unfunded commitments of $35.0 million as of September 30, 2001.

(6)	Includes unfunded commitments of $2.6 million as of September 30, 2001.

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

	September 30,	December 31,	September 30,
(Dollars in thousands)	2002	2001	2001

Risk elements:
Nonaccrual loans(1)	$8,683	$20,666	$25,033
Real estate owned, net	—	1,312	—

	8,683	21,978	25,033
Performing loans classified substandard or lower(2)	24,461	37,341	29,035

Total classified assets	$33,144	$59,319	$54,068

Total classified loans	$33,144	$58,007	$54,068

Loans restructured and paying in accordance with modified terms(3)	$2,109	$4,506	$12,617

Gross loans before allowance for credit losses	$2,136,953	$1,739,885	$1,749,654

Loans receivable, net of specific allowance and deferred (fees) and costs	$2,136,165	$1,736,310	$1,746,079

Delinquent loans:
30 - 89 days	$7,527	$2,742	$4,956
90+ days	7,204	4,982	5,917

Total delinquent loans	$14,731	$7,724	$10,873

Allowance for credit losses:
General	$35,085	$27,027	$26,540
Specific	788	3,575	3,575

Total allowance for credit losses	$35,873	$30,602	$30,115

Net loan charge-offs:
Net charge-offs for the quarter ended	$73	$13	$137
Percent to loans receivable, net of specific allowance and deferred (fees) and costs (annualized)	0.01%	0.00%	0.03%
Percent to beginning of period allowance for credit losses (annualized)	1.02%	0.17%	1.84%
Selected asset quality ratios at period end:
Total nonaccrual loans to total assets	0.36%	1.11%	1.33%
Total allowance for credit losses to loans receivable, net of specific allowance and deferred (fees) and costs	1.68%	1.76%	1.72%
Total general allowance for credit losses to loans receivable, net of specific allowance and deferred (fees) and costs	1.64%	1.56%	1.52%

(1)	Nonaccrual loans include two loans totaling $0.5 million, six loans totaling $4.7 million and four loans totaling $4.6 million, in bankruptcy at September 30, 2002, December 31, 2001 and September 30, 2001, respectively. Nonaccrual loans include no troubled debt restructured loans (“TDRs”) at September 30, 2002, December 31, 2001 and September 30, 2001.

(2)	Excludes nonaccrual loans.

(3)	Represents TDRs not classified and not on nonaccrual.

     The table below sets forth information concerning the Company’s gross classified loans, by category, as of September 30, 2002:

	No. of	Nonaccrual	No. of	Other	No. of
(Dollars in thousands)	Loans	Loans	Loans	Classified Loans	Loans	Total

Single family residential	6	$2,133	12	$8,090	18	$10,223
Income property:
Multi-family	1	418	3	1,108	4	1,526
Commercial	4	6,128	2	2,479	6	8,607
Development	—	—	1	8,498	1	8,498
Single family construction:
Single family residential	—	—	1	95	1	95
Land	—	—	3	4,191	3	4,191
Other	1	4	—	—	1	4

Gross classified loans	12	$8,683	22	$24,461	34	$33,144

Allowance for Credit Losses

     The table below summarizes the activity of the Company’s allowance for credit losses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in thousands)	2002	2001	2002	2001

Average loans outstanding	$1,814,902	$1,725,012	$1,729,492	$1,680,910

Total allowance for credit losses at beginning of period	$28,657	$29,852	$30,602	$29,450
Provision for credit losses	100	400	770	2,900
Acquisition of FFIL reserve	7,189	—	7,189	—
Charge-offs:
Single family residential	—	(111)	(476)	(2,251)
Income Property:
Multi-family	—	(26)	—	(26)
Development	(75)	—	(2,246)	—
Single family construction:
Single family residential	—	—	—	(43)
Recoveries:
Other	2	—	34	85

Net charge-offs	(73)	(137)	(2,688)	(2,235)

Total allowance for credit losses at end of period	$35,873	$30,115	$35,873	$30,115

Annualized ratio of charge-offs to average loans outstanding during the period	0.02%	0.03%	0.21%	0.18%

     Management decreased the provision for credit losses during 2002, based on overall improvement in asset quality, as reflected by a $20.9 million decrease in classified assets, to $33.1 million at September 30, 2002, from $54.1 million at September 30, 2001. The Company’s total nonaccrual loans to total assets was 0.36% at September 30, 2002, compared with 1.11% at December 31, 2001, and 1.33% at September 30, 2001. At September 30, 2002, the ratio of total allowance (GVA and SVA) for credit losses to loans receivable, net of specific allowance and deferred fees and costs, was 1.68%, compared with 1.76% at December 31, 2001 and 1.72 % at September 30, 2001.

     The table below summarizes the Company’s allowance for credit losses by category for the periods indicated:

	September 30, 2002			December 31, 2001

			Percent of			Percent of
			Reserves to			Reserves to
			Total Loans(1)			Total Loans(1)
(Dollars in thousands)	Balance	Percent	by Category	Balance	Percent	by Category

Single family residential	$10,121	28.21%	1.16%	$9,878	32.28%	1.08%
Income property:
Multi-family	6,252	17.43%	1.01%	2,009	6.57%	0.79%
Commercial	9,228	25.72%	2.29%	4,531	14.80%	1.83%
Development	5,570	15.53%	4.72%	8,420	27.52%	3.71%
Single family construction:
Single family residential	1,612	4.49%	1.96%	2,679	8.75%	1.68%
Land	1,574	4.39%	5.13%	1,818	5.94%	3.57%
Other	182	0.51%	6.68%	144	0.47%	1.25%
Unallocated	1,334	3.72%	n/a	1,123	3.67%	n/a

	$35,873	100.00%	1.69%	$30,602	100.00%	1.64%

(1)	Percent of allowance for credit losses to gross loan portfolio.

     The GVA includes an unallocated amount. The unallocated allowance is based upon management’s evaluation of various conditions, such as general economic and business conditions affecting our key lending areas, the effects of which are not directly measured in the determination of the GVA formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio components. Management intends to maintain an unallocated allowance, in the range of between 3% and 5% of the total GVA, to account for the economic uncertainty in Southern California until economic or other conditions warrant a reassessment of the level of the unallocated GVA.

     Management believes that the allowance for credit losses of $35.9 million at September 30, 2002, is adequate to absorb the losses that, in the opinion and judgment of management, are known and inherent in the Bank’s loan portfolio.

Real Estate Owned

     Real estate acquired in satisfaction of loans is transferred to REO at the lower of the carrying value or the estimated fair value, less any estimated disposal costs (“fair value”). The difference between the fair value of the real estate collateral and the loan balance at the time of transfer is recorded as a charge-off, if the fair value is lower. The fair value of collateral includes capitalized costs. Any subsequent declines in the fair value of the REO property after the date of transfer are recorded through a write-down of the asset. The Company held no real estate owned properties at September 30, 2002, compared with $1.3 million at December 31, 2001.

     The table below summarizes the composition of the Company’s portfolio of real estate owned properties as of the dates indicated:

	September 30,	December 31,
(Dollars in thousands)	2002	2001

Single family residential	$—	$1,312

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

Deposits

     The table below summarizes the Company’s deposit portfolio by original term, weighted average interest rates (“WAIR”) and weighted average remaining maturities in months (“WARM”) as of the dates indicated:

	September 30, 2002				December 31, 2001

(Dollars in thousands)	Balance(1)	Percent	WAIR	WARM	Balance(1)	Percent	WAIR	WARM

Transaction accounts:
Noninterest-bearing checking	$36,238	2.26%	—	—	$35,634	2.97%	—	—
Checking/NOW	69,693	4.34%	1.78%	—	57,687	4.81%	1.98%	—
Passbook	64,332	4.01%	1.74%	—	40,751	3.39%	1.91%	—
Money Market	457,851	28.54%	2.45%	—	240,391	20.04%	2.85%	—

Total transaction accounts	628,114	39.15%			374,463	31.21%

Certificates of deposit:
7 day maturities	33,126	2.07%	1.58%	—	55,396	4.62%	2.33%	—
Less than 6 months	58,452	3.64%	1.84%	1	21,291	1.77%	2.42%	2
6 months to 1 year	303,080	18.89%	2.45%	4	268,100	22.35%	3.75%	3
1 year to 2 years	371,967	23.19%	3.20%	6	459,408	38.30%	4.66%	6
Greater than 2 years	209,479	13.06%	4.44%	21	20,987	1.75%	4.82%	16

Total certificates of deposit	976,104	60.85%			825,182	68.79%

Total	$1,604,218	100.00%	2.75%	8	$1,199,645	100.00%	3.59%	5

(1)	Deposits in excess of $100,000 were 37.63% of total deposits at September 30, 2002, compared with 28.00% of total deposits at December 31, 2001.

FHLB Advances

     A primary alternate funding source for the Company is a credit line with the FHLB with a maximum advance of up to 40% of the Company’s total assets based on qualifying collateral. The FHLB system functions as a source of credit to savings institutions who are members of the FHLB. Advances are secured by the Company’s mortgage loans and the capital stock of the FHLB owned by the Company. Subject to the FHLB’s advance policies and requirements, these advances can be requested for any business purpose in which the Company is authorized to engage. In granting advances, the FHLB considers a member’s creditworthiness and other relevant factors. The table below summarizes the balance and rate of FHLB advances for the dates indicated:

	September 30, 2002				December 31, 2001

(Dollars in thousands)	Principal		Rate		Principal	Rate

Original term:
12 Months	$5,000		2.66%		$—	—
24 Months	35,500		5.07%		40,000	2.89%
36 Months	236,000		3.10%		185,000	2.88%
60 Months	135,000		5.92%		135,000	5.92%
84 Months	25,000		4.18%		25,000	4.18%
120 Months	140,000		5.18%		99,000	5.19%

	$576,500	(1)	4.43	%(2)	$484,000	4.27	%(2)

(1)	Excludes discount on FHLB advances due to acquisition of First Fidelity.
(2)	Weighted average interest rate at period end.

     The weighted average remaining term of the Company’s FHLB advances was 2 years 11 months as of September 30, 2002. At September 30, 2002, 60.71% of the Company’s FHLB advances outstanding contain options, which allow the FHLB to call the advances prior to maturity, subject to an initial non-callable period of one to three years from origination.

STOCKHOLDERS’ EQUITY AND REGULATORY CAPITAL

     The Company owns all the outstanding stock of the Bank. The Company’s capital consists of common stockholders’ equity, which at September 30, 2002, amounted to $160.4 million and which equaled 6.63% of the Company’s total assets.

     As shown below, the Bank’s regulatory capital exceeded minimum regulatory capital requirements applicable to it as of September 30, 2002:

	Tangible Capital		Core Capital		Risk-based Capital

(Dollars in thousands)	Balance	%	Balance	%	Balance	%

Core capital	$203,824		$203,824		$203,824
Adjustments:
Goodwill	(22,970)		(22,970)		(22,970)
Deposit intangible, net of tax	(864)		(864)		(864)
General reserves	—		—		21,861
Other(1)	(1,071)		(1,071)		(1,071)

Regulatory capital	178,919	7.49%	178,919	7.49%	200,780	11.57%
Capital requirements to be well capitalized	n/a	n/a	119,469	5.00	173,565	10.00

Excess capital(2)	$178,919	7.49%	$59,450	2.49%	$27,215	1.57%

Adjusted assets(3)	$2,389,385		$2,389,385		$1,735,648

(1)	Includes accumulated (gain) on certain available for sale securities, net of taxes.

(2)	Excess capital is defined as the percentage over well capitalized under Prompt Correction Action (“PCA”) rules.

(3)	The term “adjusted assets” refers to (i) the term “adjusted total assets” as defined in 12 C.F.R. Section 567.1 (a) for purposes of tangible and core capital requirements, and (ii) the term “risk-weighted assets” as defined in 12 C.F.R. Section 567.5 (d) for purposes of the risk-based capital requirements.

     As of September 30, 2002, the Bank is categorized as “well capitalized” under the regulatory framework for PCA Rules based on the most recent notification from the OTS. There are no conditions or events subsequent to September 30, 2002, that management believes have changed the Bank’s category. The following table compares the Bank’s actual capital ratios to those required by regulatory agencies to meet the minimum capital requirements required by the OTS and to be categorized as “well capitalized” under the PCA Rules for the periods indicated:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

(Dollars in thousands)	Amount	Ratios	Amount	Ratios	Amount	Ratios

As of September 30, 2002
Total capital to risk weighted assets	$200,780	11.57%	$138,852	8.00%	$173,565	10.00%
Core capital to adjusted tangible assets	178,919	7.49%	95,575	4.00%	119,469	5.00%
Tangible capital to adjusted tangible assets	178,919	7.49%	35,841	1.50%	n/a	n/a
Tier 1 capital to risk weighted assets	178,919	10.31%	n/a	n/a	104,139	6.00%
As of December 31, 2001
Total capital to risk weighted assets	$169,278	12.70%	$106,619	8.00%	$133,274	10.00%
Core capital to adjusted tangible assets	154,981	8.36%	74,153	4.00%	92,692	5.00%
Tangible capital to adjusted tangible assets	154,981	8.36%	27,807	1.50%	n/a	n/a
Tier 1 capital to risk weighted assets	154,981	11.63%	n/a	n/a	79,965	6.00%

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

CAPITAL RESOURCES AND LIQUIDITY

     Hawthorne Financial Corporation, parent company only, maintained cash and cash equivalents of $11.9 million at September 30, 2002. Hawthorne Financial Corporation is a holding company with no significant business operations outside of the Bank. From time to time, the Company is dependent upon the Bank for dividends in order to make semi-annual interest payments. The ability of the Bank to provide dividends to Hawthorne Financial Corporation is governed by applicable regulations of the OTS. Based upon these applicable regulations, the Bank’s supervisory rating and the Bank’s current and projected earnings rate, management fully expects the Bank to maintain the ability to provide dividends to Hawthorne Financial Corporation for the payment of interest on the Company’s long-term debt for the foreseeable future.

     On November 1, 2002, Hawthorne Financial Corporation participated in a pooled offering of floating rate trust preferred securities, raising $15.0 million (“Capital Securities IV”). The Company will use the proceeds of the $15.0 million private issuance of Trust Preferred Securities and excess cash currently at the holding company to repurchase the 12.50% Senior Notes Due 2004. See “Note 7 — Capital Securities.”

     The Company’s primary funding sources are deposits, principal payments on loans, FHLB advances and cash flows from operations. Other possible sources of liquidity available to the Company include whole loan sales, commercial bank lines of credit, and direct access, under certain conditions, to borrowings from the Federal Reserve System. The cash needs of the Company are principally for the payment of interest on, and withdrawals of, deposit accounts, the funding of loans, investments and operating costs and expenses. OTS regulations no longer require a savings association to maintain a specified average daily balance of liquid assets (including cash, certain time deposits and savings accounts, bankers’ acceptances, certain government obligations, and certain other investments). The Bank maintains an adequate level of liquid assets to ensure safe and sound daily operations.

     On August 23, 2002, the Company issued 1,266,540 shares of Hawthorne Financial Corporation stock and $37.8 million in cash for the 1,815,115 shares of First Fidelity Bancorp, Inc. stock and 88,000 options outstanding.

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

     Lending Commitments — At September 30, 2002, the Company had commitments to fund the undisbursed portion of existing construction and land loans of $90.1 million and income property and estate loans of $9.6 million. The Company’s commitments to fund the undisbursed portion of existing lines of credit totaled $11.1 million.

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

     Other Contractual Obligations — The Company does not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. On July 8, 2002, the FHLB issued a $33.0 million LC to the Company to replace the $33.0 million LC issued January 10, 2002, which matured on July 12, 2002. On September 10, 2002, the FHLB issued a $45.0 million LC to the Company. The purpose of the LCs is to fulfill the collateral requirements for two $30.0 million deposits placed by the State of California with the Company. The LCs are issued in favor of the State Treasurer of the State of California and mature on January 16, 2003 and September 10, 2003, respectively.

     The Company purchased $96.3 million and $125.8 million in investment securities for the three and nine months ended September 30, 2002, respectively. During the quarter, the Company settled the $29.5 million of investment securities awaiting settlement at June 30, 2002. The investment securities were purchased at 103.3 of par value and 103.1 of par value, respectively, with an average life of 4.05 years and 3.98 years, respectively, and an average yield of 4.3% and 4.4%, respectively. All securities detailed above have been subjected to the FFIEC stress test and all exhibited price volatility within regulatory guidelines.

     Related Party Transactions — The Company has related party transactions in the ordinary course of business. In the ordinary course of business, the Company extended credit in the form of overdraft protection lines, as disclosed in “Note 16 — Related Parties” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. All such transactions were made in accordance with the lending restriction of Section 22(h) of the Federal Reserve Act, as applied by the OTS. There were no significant related party transactions for the nine months ended September 30, 2002. The Company does not have any other related party transactions that materially affect the results of operations, cash flow or financial condition.

INTEREST RATE RISK MANAGEMENT

     The following static gap table sets forth information concerning repricing opportunities for the Company’s interest-earning assets and interest-bearing liabilities as of September 30, 2002. The amount of assets and liabilities shown within a particular period were determined in accordance with their contractual maturities, except that adjustable rate products are included in the period in which they are scheduled to adjust and not in the period in which they mature. Such assets and liabilities are classified by the earlier of their contractual maturity or repricing period.

     As of September 30, 2002, 90.7% of the Company’s loan portfolio was tied to adjustable rate indices, such as MTA, Prime, LIBOR, COFI and CMT and are reflected in the three months or less repricing category. Out of these adjustable rate loans, approximately 55.9%, or $1.08 billion, have reached their internal interest rate floors. Therefore, these loans have taken on fixed rate characteristics. Of the loans that have reached their internal interest rate floor, approximately 49.8% would currently be between zero and 199 basis points lower if they were at their fully indexed rate, approximately 33.4% would currently be between 200 and 300 basis points lower, and the remaining 16.8% would currently be more than 300 basis points lower if they were at their fully indexed rate. An additional $318.9 million, or 16.6%, reflect a starting interest rate that does not adjust for 36-60 months. Following the initial term, these loans will reprice based on adjustable rate indices.

	September 30, 2002

		Over Three	Over Six	Over One
	Three	Through	Through	Year	Over
	Months	Six	Twelve	Through	Five
(Dollars in thousands)	Or Less	Months	Months	Five Years	Years	Total

Interest-earning assets:
Cash, Fed funds and other(1)	$9,751	$—	$—	$—	$—	$9,751
Investments and FHLB stock	54,947	—	—	180,955	—	235,902
Loans receivable(2)	1,162,555	725,513	52,646	36,527	148,841	2,126,082

Total interest-earning assets	$1,227,253	$725,513	$52,646	$217,482	$148,841	$2,371,735

Interest-bearing liabilities:
Deposits:
Non-certificates of deposit	$591,876	$—	$—	$—	$—	$591,876
Certificates of deposit	295,291	308,490	187,408	181,367	—	972,556
FHLB advances	415,500	10,000	38,000	113,000	—	576,500
Senior notes	—	—	—	23,078	—	23,078
Capital securities	—	27,000	—	—	9,000	36,000

Total interest-bearing liabilities	$1,302,667	$345,490	$225,408	$317,445	$9,000	$2,200,010

Interest rate sensitivity gap	$(75,414)	$380,023	$(172,762)	$(99,963)	$139,841	$171,725
Cumulative interest rate sensitivity gap	(75,414)	304,609	131,847	31,884	171,725	171,725
As a percentage of total interest-earning assets	-3.18%	12.84%	5.56%	1.34%	7.24%	7.24%

(1)	Excludes noninterest-earning cash balances.

(2)	Balances include $6.1 million of nonaccrual loans, and are gross of deferred fees and costs and allowance for credit losses.

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

     Interest rate simulations provide the Company with an estimate of both the dollar amount and percentage change in NII under various rate scenarios. Ordinarily, all assets and liabilities are subjected to tests of 300 basis points in increases and decreases in interest rates in 100 basis point increments. Due to the unusually low rate environment experienced during the year, the rate shock down was performed only for a decrease of 100 basis points. The Bank’s analysis is consistent with the OTS approach. Under each interest rate scenario, the Company projects its net interest income and the NPV of its current balance sheet. From these results, the Company can then develop alternatives in dealing with the tolerance thresholds.

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

     As of September 30, 2002, with a downward shift of 100 basis points in the yield curve, the Bank’s net interest income is projected to increase 5%. With upward shifts of 100, 200 and 300 basis points in the yield curve, the Bank’s net interest income is projected to decrease 4%, 6% and 8%, respectively.

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

     An increase or decrease in interest rates may adversely impact the Company’s income to the extent that the interest rates borne by the assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company has adopted formal policies and practices to monitor its interest rate risk exposure. As a part of this effort, the Company uses the net portfolio value (“NPV”) methodology to gauge interest rate risk exposure.

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

     At September 30, 2002, based on the Company’s internally generated model, the Company’s estimated NPV ratio was 10.95% in the event of a 200 basis point increase in rates, an increase of 1.11% from basecase of 10.83%. If rates were to decrease by 100 basis points, the Company’s NPV ratio was estimated at 10.67%, a decrease of 1.48% from basecase.

     Presented below, as of September 30, 2002, is an analysis of the Company’s IRR as measured in the NPV for instantaneous and sustained parallel shifts of 100, 200, and 300 basis point increments in market interest rates.

		Net Portfolio Value

			$ Change		Change
	Change		from		from
(Dollars in thousands)	in Rates	$Amount	Basecase	Ratio	Basecase

	+300 bp	$273,391	1,234	11.09%	+26bp
	+200 bp	271,150	(1,007)	10.95%	+12bp
	+100 bp	271,672	(485)	10.89%	+06bp
	0 bp	272,157		10.83%
	-100 bp	270,130	(2,027)	10.67%	-16bp
	-200 bp	n/a	n/a	n/a	n/a
	-300 bp	n/a	n/a	n/a	n/a

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

ITEM 4.  Controls and Procedures

1.	Current Controls and Procedures

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2002 for gathering, analyzing and disclosing the information that the Company is required to disclose in the reports it files under the Securities Exchange Act (“SEC”) within the time period specified in the SEC’s rules and forms.

2.	Changes in Internal Control Procedures

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

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

     None

ITEM 3.  Defaults upon Senior Securities

     None

ITEM 4.  Submission of Matters to a Vote of Security Holders

     None

ITEM 5.  Other Information

     None

ITEM 6.  Exhibits and Reports on Form 8-K

1.	Exhibits

     None

2.	Reports on Form 8-K

The following reports on Form 8-K were filed for the three months ended September 30, 2002.

August 23, 2002 — Hawthorne Financial Announces Completion of Merger with First Fidelity Bancorp, Inc.

October 8, 2002 — Update on Impact of First Fidelity Merger; Announces Expansion of Securities Repurchase Program

November 5, 2002 — Hawthorne Financial Corporation Participation in a Pooled Offering of Floating Rate Trust Preferred Securities, Raising $15.0 Million

November 5, 2002 — Pro Forma Update Regarding S-4 Combined Financial Statements

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWTHORNE FINANCIAL CORPORATION

Dated November 14, 2002	/s/ SIMONE LAGOMARSINO Simone Lagomarsino President and Chief Executive Officer

Dated November 14, 2002	/s/ DAVID ROSENTHAL David Rosenthal Executive Vice President and Chief Financial Officer

Certification

I, Simone F. Lagomarsino, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hawthorne Financial Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

By:	/s/ SIMONE LAGOMARSINO Simone Lagomarsino President and Chief Executive Officer

Date: November 14, 2002

Certification

I, David Rosenthal, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hawthorne Financial Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

By:	/s/ DAVID ROSENTHAL David Rosenthal Executive Vice President and Chief Financial Officer

Date: November 14, 2002