Form 10-K
period 2002-12-31
HAWTHORNE FINANCIAL CORP
filed 2003-03-28
CIK 46267

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-1100

Hawthorne Financial Corporation

(Exact name of registrant as specified in its charter)

Delaware	95-2085671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2381 Rosecrans Avenue, 2nd Floor El Segundo, California (Address of principal executive offices)	90245 (Zip Code)

Registrant’s telephone number, including area code: (310) 725-5000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.     ☐

      As of June 28, 2002 (the last business day of the most recently completed second fiscal quarter), the aggregate market value of voting and non-voting stock held by nonaffiliates of the registrant was approximately $174,107,784 (based upon the last reported sales price of the Common Stock as reported by the Nasdaq National Market). Shares of Common Stock held by each executive officer, director, and shareholders with beneficial ownership of greater than 10% of the outstanding Common Stock of the registrant and persons or entities known to the registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

      Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act.     Yes ☑          No ☐

      The number of shares of Common Stock, par value $0.01 per share, of the Registrant outstanding as of March 21, 2003 was 7,671,715 shares.

DOCUMENTS INCORPORATED BY REFERENCE

      Part III of this Annual Report incorporates by reference portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant’s 2003 Annual Meeting of Stockholders.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 4A. Executive Officers
PART II
Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosure about Market Risks
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
PART IV
Item 14. Controls and Procedures
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
CERTIFICATION
CERTIFICATION
CONSOLIDATED FINANCIAL STATEMENTS, INDEPENDENT AUDITORS’ REPORT
INDEPENDENT AUDITORS’ REPORT
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF CASH FLOWS
STATEMENTS OF FINANCIAL CONDITION
STATEMENTS OF INCOME
STATEMENTS OF CASH FLOWS
EXHIBIT 4.21
EXHIBIT 4.22
EXHIBIT 4.23
EXHIBIT 4.24
EXHIBIT 4.25
EXHIBIT 4.26
EXHIBIT 4.27
EXHIBIT 4.28
EXHIBIT 4.29
EXHIBIT 4.30
EXHIBIT 4.31
EXHIBIT 4.32
EXHIBIT 4.33
EXHIBIT 4.34
EXHIBIT 10.6
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 99.1
EXHIBIT 99.2
EXHIBIT 99.3

HAWTHORNE FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K

i

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

      When used in this Form 10-K or future filings by Hawthorne Financial Corporation (“Company”) with the Securities and Exchange Commission (“SEC”), in the Company’s press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, “believe” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers that all forward-looking statements are necessarily speculative and not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Also, the Company wishes to advise readers that various risks and uncertainties could affect the Company’s financial performance and cause actual results for future periods to differ materially from those anticipated or projected. Specifically, the Company cautions readers that the following important factors could affect the Company’s business and cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company:

•	Economic Conditions. The Company’s results are strongly influenced by general economic conditions in its market area. The Company operates in the coastal counties of Southern California. Accordingly, deterioration in the economic conditions in these counties could have a material adverse impact on the quality of the Company’s loan portfolio and the demand for its products and services. In particular, changes in economic conditions in the real estate industry or real estate values in the Company’s market may affect its borrowers’ ability to perform, and necessitate further provisions for potential loan losses.

•	Interest Rate Risk. The Company realizes income principally from the differential or spread between the interest earned on loans, investments, and other interest earning assets, and the interest paid on deposits and borrowings. The volumes and yields on loans, investments, deposits, and borrowings are affected by market interest rates.

Changes in the market level of interest rates directly and immediately affect the Company’s interest spread, and therefore profitability. Sharp and significant changes to market rates can cause the interest spread to shrink in the near term, principally because of the timing differences between the adjustable rate loans and the maturities (and therefore repricing) of the deposits and borrowings.

Sharp decreases in interest rates have historically resulted in increased loan refinancings to fixed rate products. Due to the fact that the Bank is a variable rate lender and offers fixed rate products on a limited basis, this interest rate environment could continue to negatively impact the Company’s ability to grow the balance sheet and leverage off of the existing expense base. This could impede the Company’s ability to improve the overall efficiency ratio.

•	Government Regulation And Monetary Policy. All forward-looking statements presume a continuation of the existing regulatory environment and United States’ government monetary policies. The banking industry is subject to extensive federal and state regulations, and significant new laws or changes in, or repeals of, existing laws may cause results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Company, primarily through open market operations in United States government securities, the discount rate for member bank borrowings and bank reserve requirements, and a material change in these conditions has had and is likely to continue to have a material impact on the Company’s results.

•	Risks Associated with Litigation. We are, and have been involved, from time to time, in various claims, complaints, proceedings and litigation relating to activities arising from the normal course of our operations, including those discussed herein. Further, our business is primarily conducted in California, which is one of the most highly litigious states in the country. If new facts are developed that would change our current assessment of the litigation matters that we are currently involved in, or

ii

if we become subject to significant new litigation, we may incur legal and related costs that could affect our results.

•	Competition. The financial services business in the Company’s market areas is highly competitive, and is becoming increasingly competitive due to changes in regulation, technological advances, and the accelerating pace of consolidation among financial services providers. The Company faces competition both in attracting deposits and in making loans. The Company competes for loans principally through the interest rates and loan fees we charge and the efficiency and quality of services we provide. Increasing levels of competition in the banking and financial services businesses may reduce the Company’s market share, cause the interest rates and fees we charge for the Company’s loans and deposit products to fall or impact the Company’s ability to retain loans and/or deposits. This may in turn affect the Company’s net interest income, net interest margin, noninterest income and the Company’s results of operations.

•	Credit Quality. A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Company has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying its credit portfolio, but such policies and procedures may not prevent unexpected losses that could materially adversely affect the Company’s results.

•	Other Initiatives. The Company is continually in the process of evaluating and implementing strategic initiatives designed to enhance its franchise value. The Company’s business performance is highly dependent on successfully executing these initiatives and the Company’s strategic plan. There are no guarantees regarding the Company’s success in implementing these initiatives, or in anticipating changes in the economy and taking advantage of opportunities or fully avoiding risks.

•	Investment Securities. The securities in the Bank’s investment portfolio (primarily Mortgage Backed Securities) are classified as “available-for-sale.” Changes in the fair value of the investment portfolio result from numerous and often uncontrollable events such as changes in interest rates, prepayment speeds, market perception of risk in the economy and other factors. To the extent that the Bank continues to have both the ability and intent to hold these securities for yield enhancement, changes in the fair value will be included as a component of stockholders’ equity. If the decline in fair value, if any, is deemed to be “other than temporary,” it will be treated as a “permanent impairment” and reflected in earnings. The Bank’s investment securities portfolio is also subject to interest rate risk. Fluctuations in interest rates may cause actual prepayments to vary from the estimated prepayments over the life of the security. This may result in adjustments to the amortization of premiums or accretion of discounts related to these instruments, consequently changing the net yield on such securities. Reinvestment risk is also associated with the cash flows from such securities.

•	Amortization of Intangible Assets/ Impairment of Goodwill. The Company acquired First Fidelity Bancorp, Inc. on August 23, 2002, and as a result recorded an intangible assets of $1.5 million and $23.0 million for goodwill. See “Business Combinations, Goodwill and Acquired Intangible Assets.” The Company is required to assess goodwill and other intangible assets annually for impairment, or more frequently if impairment indicators arise. If it were deemed that an impairment occurred, the Company would be required to take a charge against earnings to write down the assets.

•	Other Risks. From time to time, the Company details other risks with respect to its business and/or financial results in press releases and filings with the SEC. Stockholders are urged to review the risks described in such releases and filings.

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

General

Organization

      Hawthorne Financial Corporation (“Hawthorne Financial” or “Company”), a Delaware corporation organized in 1959, is a savings and loan holding company that owns 100% of the stock of Hawthorne Savings, F.S.B. (“Hawthorne Savings” or “Bank”). Hawthorne Savings was incorporated in 1950 and commenced operations on May 11, 1951. The Bank owns 100% of HS Financial Services Corporation (“HSFSC”), a subsidiary of Hawthorne Savings. The Company also owns 100% of HFC Capital Trust I, HFC Capital Trust II, HFC Capital Trust III and HFC Capital Trust IV, which are statutory business trusts and wholly owned subsidiaries of the Company.

      The Bank specializes in real estate secured loans throughout the coastal counties of Southern California, which are funded predominately with retail deposits and advances from the Federal Home Loan Bank of San Francisco (“FHLB”). As of March 28, 2003, the Bank operates thirteen full service retail offices located in the coastal counties of Southern California. The Bank concentrates on providing superior customer service as it continues to enhance the products and services offered to its retail customers. In August 2002, the Company successfully completed the acquisition of First Fidelity Bancorp, Inc. (“First Fidelity”).

Hawthorne Savings

      Hawthorne Savings is a federally chartered stock savings bank (referred to in applicable statutes and regulations as a “savings association”) incorporated and licensed under the laws of the United States. The Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”), which is a member bank of the Federal Home Loan Bank System. The Savings Association Insurance Fund (“SAIF”), which is a separate insurance fund administered by the Federal Deposit Insurance Corporation (“FDIC”), insures the Bank’s deposit accounts up to the $100,000 maximum amount currently allowable under federal laws. The Bank is subject to examination and regulation by the Office of Thrift Supervision (“OTS”) and the FDIC. Hawthorne Savings is further subject to regulations by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) concerning reserves required to be maintained against deposits and certain other matters.

      HSFSC is a California corporation that was incorporated on April 11, 2002, and is a wholly-owned subsidiary of Hawthorne Savings, F.S.B. HSFSC, which commenced operations in July 2002, offers uninsured investments to its customers and engages in limited insurance agent activities. HSFSC is a licensed life insurance agent for the purpose of receiving commissions on the sale of fixed rate annuities. Licensed representatives of HSFSC sell mutual funds and variable rate annuities in the Bank’s offices through a licensed third party vendor, Duerr Financial Services, a registered broker-dealer. Income to date from this subsidiary has been insignificant.

      The Bank’s website address is www.hawthornesavings.com. We make available free of charge on the Bank’s website the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and the Company’s press releases, as soon as reasonably practicable after such reports are filed with the SEC. None of the information on, or hyperlinked from the Bank’s website, is incorporated into this Annual Report on Form 10-K.

General

      The Company’s only operating segment is the Bank, which is headquartered in El Segundo, California. The Bank offers a variety of consumer banking products through its network of retail branches, which includes the traditional range of checking and savings accounts, money market accounts and certificates of deposit. The Bank currently has thirteen retail branches, seven of which are located in the South Bay region of Los Angeles

County. The Bank also has two branches in Orange County, two branches in San Diego County and two branches in the San Fernando Valley, one of which is in Ventura County.

      In connection with its principal business activities, the Company, through the Bank, generates revenues principally from the interest and fees earned on its loans, from the interest earned on its investment securities portfolio and, to a much lesser extent, the interest earned on its portfolio of overnight liquid investments. The Company’s costs, through the Bank, include primarily interest paid to depositors and to other providers of borrowed funds, including trust preferred securities at the holding company level, and general and administrative expenses.

      The Bank specializes in originating real estate secured loans, particularly in the coastal counties of Southern California, including: 1) permanent loans collateralized by single family residential property, 2) permanent loans secured by multi-family residential and commercial real estate, and 3) loans for the construction of multi-family residential, commercial and individual single family residential properties and the acquisition and development of land for the construction of such projects. In the ordinary course of business, the Bank purchases loans consistent with its current underwriting standards. See “Item 1 — Business — Statistical Financial Data — Loan Portfolio.”

      During 2002, the Bank significantly increased its investment portfolio, which primarily consists of mortgage backed securities (“MBS”) and collateralized mortgage obligations (“CMO”). The Bank funds its loans and investments predominantly with retail deposits generated through its thirteen full service retail offices and FHLB advances. Scheduled payments of loans and investment securities are a reasonably stable source of funds, while prepayments on loans and investment securities and deposit streams are subject to significant fluctuations.

Market Area and Competition

      The Bank’s current loan origination activities are governed by established policies and procedures intended to mitigate the risks inherent to the types of collateral and borrowers financed by the Bank. The Bank’s strategic focus includes (1) an effective, efficient and responsive transaction execution, which is consistent with the Bank’s relatively flat organizational structure and its reliance upon relatively few, highly-skilled lending professionals (including loan officers, loan underwriters, processors and funders, in-house appraisers, and in-house legal staff), and (2) a strategy of holding in its portfolio all new loan originations. Management believes that this combination of competitive, organizational and strategic distinctions contribute to the Bank’s success in attracting new business and in its ability to receive a return believed by management to be commensurate with the inherent and transaction-specific risks assumed and value added to customers.

      The Company concentrates on marketing its services throughout the coastal counties of Southern California. The Company’s operating results and its growth prospects are directly and materially influenced by (1) the health and vibrancy of the Southern California real estate markets and the underlying economic forces which affect such markets, (2) the overall complexion of the interest rate environment, including the absolute level of market interest rates and the volatility of such interest rates, (3) the prominence of competitive forces which provide customers of the Company with alternative sources of mortgage funds or investments which compete with the Company’s products and services, and (4) regulations promulgated by authorities, including those of the OTS, the FDIC and the FRB. The Company’s success in identifying trends in each of these factors, and implementing strategies to exploit such trends, influence the Company’s long-term results and growth prospects.

      The Bank faces significant competition in California for new loans from commercial banks, savings and loan associations, credit unions, credit companies, Wall Street lending conduits, mortgage bankers, life insurance companies and pension funds. Some of the largest savings and loans and banks in the United States operate in California, and have extensive branch systems and advertising programs, which the Bank does not have. Large banks and savings and loans frequently also enjoy a lower cost of funds than the Bank and can therefore charge less than the Bank for loans. The Bank attempts to compensate for competitive pricing disadvantages that may exist by providing a higher level of personal service to borrowers and “hands on” involvement by senior officers to meet borrower’s needs.

      The Bank competes for deposit funds with other Southern California-based financial companies, including banks, savings associations, credit unions and thrift and loans. These companies generally compete with one another based upon price, convenience and service. Though many of the Bank’s competitors offer customers a larger spectrum of products than the Bank, the Company, as part of its strategic plan, continues to enhance the line of products and services offered to retail customers. The Bank’s cross-sell ratio (deposit and loan products per household) was 2.44 at December 31, 2002, compared with 2.37 at December 31, 2001. The higher the cross-sell ratio, the more likely the customer is to stay with the Bank, which management believes increases the Bank’s franchise value.

Supervision and Regulation

General

      Savings and loan holding companies and savings associations are extensively regulated under both federal and state laws. This regulation is intended primarily for the protection of depositors and the SAIF and not for the benefit of stockholders of the Company. The following information describes certain aspects of that regulation applicable to the Company and the Bank, and does not purport to be complete. The discussion is qualified in its entirety by reference to all particular statutory or regulatory provisions.

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

      The Company’s securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, the Company is subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of the Exchange Act.

      Activities Restriction Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender (“QTL”) test or meets the definition of domestic building and loan association pursuant to the Internal Revenue Code of 1986, as amended (the “Code”). The Company presently intends to continue to operate as a unitary thrift savings and loan holding company. Recent legislation terminated the “unitary thrift holding company exemption” for all companies that apply to acquire savings associations after May 4, 1999. Since the Company is grandfathered, its unitary thrift holding company powers and authorities were not affected. See “Financial Modernization Legislation.” However, if the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company. In that event, the activities of the Company and any of its subsidiaries that are not SAIF-insured savings associations could become subject to restrictions applicable to bank holding companies, unless each also qualifies as a QTL or domestic building and loan association and was acquired in a supervisory acquisition. Furthermore, if the Company was in the future to sell control of the Bank to any other company, such company would not succeed to the Company’s grandfathered status and would be subject to the same business activity restrictions. See “— Regulation of the Bank — Qualified Thrift Lender Test.”

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

The Sarbanes-Oxley Act of 2002

      On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. This new legislation addresses accounting oversight and corporate governance matters, including:

•	the creation of a five-member oversight board appointed by the Securities & Exchange Commission (“SEC”) that will set standards for accountants and have investigative and disciplinary powers;

•	the prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every five years;

•	increased penalties for financial crimes;

•	expanded disclosure of corporate operations and internal controls, including conflict of interest policies, and certification of financial statements;

•	enhanced controls on and reporting of insider trading; and

•	statutory separations between investment bankers and analysts.

      Various aspects of the new legislation are dependent on subsequent rule making by the SEC. The Company currently does not anticipate a significant impact on its operations, however, the Company continues to evaluate what the impact of the new legislation and its implementing regulations will have upon its operations, including a likely increase in certain outside professional costs.

USA Patriot Act of 2001.

      On October 26, 2001, President Bush signed the USA Patriot Act of 2001 (the “Patriot Act”). The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws in addition to current requirements, and requires various regulations, including:

•	due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons;

•	standards for verifying customer identification at account opening;

•	rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;

•	reports by nonfinancial businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for cash transactions exceeding $10,000; and

•	the filing of suspicious activities reports involving securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

      On July 23, 2002, the Treasury Department proposed regulations requiring institutions to incorporate into their written money laundering plans, a board approved customer identification program implementing reasonable procedures for (a) verifying the identity of any person seeking to open an account, to the extent reasonable and practicable; (b) maintaining records of the information used to verify the person’s identity; and (c) determining whether the person appears on any list of known or suspected terrorists or terrorist organizations. The regulations also define “account” as a formal banking or business relationship established to provide ongoing services, dealings, or other financial transactions.

      The Company is not able to predict the impact of such laws on its financial condition or results of operations at this time.

Financial Services Modernization Legislation.

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

      The GLB provides that no company may acquire control of an insured savings association, unless that company engages, and continues to engage, only in the financial activities permissible for a Financial Holding Company, unless grandfathered as a unitary savings and loan holding company. The Financial Institution Modernization Act grandfathers any company that was a unitary savings and loan holding company on May 4, 1999 (or became a unitary savings and loan holding company pursuant to an application pending on that date). Such a company may continue to operate under present law as long as the company continues to meet the two tests: it can control only one savings institution, excluding supervisory acquisitions, and each such institution must meet the QTL test. A grandfathered unitary savings and loan holding company also must continue to control at least one savings association, or a successor institution, that it controlled on May 4, 1999.

      The GLB also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a Financial Holding Company. Financial activities include all activities permitted under new sections of the Bank Holding Company Act of 1956 (“BHCA”) or permitted by regulation.

      While the GLB has not had a material adverse effect on the operations of the Company and the Bank in the near-term, to the extent that the act permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. GLB is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis and which unitary savings and loan holding companies already possess. Nevertheless, this act may have the result of increasing the amount of competition that the Company and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company and the Bank. In addition, because the Company may only be acquired by other unitary savings and loan holding companies or Financial Holding Companies, the legislation may have an anti-takeover effect by limiting the number of potential acquirors or by increasing the costs of an acquisition transaction by a bank holding company that has not made the election to be a Financial Holding Company under the new legislation.

      Privacy. Under GLB, federal banking regulators are required to adopt rules that will limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to these rules, financial institutions must provide:

•	initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

•	annual notices of their privacy policies to current customers; and

•	a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties.

      These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. The Bank has implemented privacy policies in accordance with the law. Since enactment, a number of states have implemented their own versions of the privacy law, and privacy legislation is pending in California that, if enacted, would impose more stringent requirements on the Company and its subsidiaries.

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

      The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system as of December 31, 2000, SAIF members pay within a range of 0 cents to 27 cents per $100 of domestic deposits, depending upon the institution’s risk classification. This risk classification is based on an institution’s capital group and supervisory subgroup assignment. In addition, all FDIC insured institutions were required to pay assessments to the FDIC at an annual rate for the fourth quarter of 2002 at approximately $0.0170 per $100 of assessable deposits to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

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

      These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings associations, upon a determination that the savings association’s capital is or may become inadequate in view of its circumstances. The OTS regulations provide that higher individual minimum regulatory capital requirements may be appropriate in circumstances where, among others: (1) a savings association has a high degree of exposure to interest rate risk, prepayment risk, credit risk, concentration of credit risk, certain risks arising from nontraditional activities, or similar risks or a high proportion of off-balance sheet risk; (2) a savings association is growing, either internally or through acquisitions, at such a rate that certain supervisory concerns may be presented that OTS regulations do not address; and (3) a savings association may be adversely affected by activities or the condition of its holding company, affiliates, subsidiaries, or other persons, or savings associations with which it has significant business relationships.

      The following table reflects that the Bank’s regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of December 31, 2002.

	Tangible Capital		Core Capital		Risk-based Capital

	Balance	%	Balance	%	Balance	%
(Dollars in thousands)
Core capital	$209,221		$209,221		$209,221
Adjustments:
Goodwill	(22,970)		(22,970)		(22,970)
Deposit intangible, net of tax	(805)		(805)		(805)
General allowance for credit losses	—		—		22,233
Other(1)	(1,504)		(1,504)		(1,504)

Regulatory capital	183,942	7.46%	183,942	7.46%	206,175	11.68%
Capital requirements to be well capitalized	n/a	n/a	123,329	5.00	176,579	10.00

Excess capital(2)	$183,942	7.46%	$60,613	2.46%	$29,596	1.68%

Adjusted assets(3)	$2,466,573		$2,466,573		$1,765,791

(1)	Includes unrealized (gain) on certain available-for-sale investment securities, net of taxes.

(2)	Excess capital is defined as the percentage over well capitalized under Prompt Correction Action (“PCA”) rules.

(3)	The term “adjusted assets” refers to (i) the term “adjusted total assets” as defined in 12 C.F.R. Section 567.1 (a) for purposes of tangible and core capital requirements, and (ii) the term “risk weighted assets” as defined in 12 C.F.R. Section 567.5 (d) for purposes of the risk-based capital requirements.

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

      The regulation establishes five categories of capital classification: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Under the regulation, the risk-based capital, leverage capital, and tangible capital ratios are used to determine an institution’s capital classification. At December 31, 2002, the Bank met the capital requirements of a “well capitalized” institution under applicable OTS regulations.

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

      If the OTS determines that an institution is in an unsafe or unsound condition, or if the institution is deemed to be engaging in an unsafe and unsound practice, the OTS may, if the institution is well capitalized, reclassify it as adequately capitalized; if the institution is adequately capitalized but not well capitalized, require it to comply with restrictions applicable to undercapitalized institutions; and, if the institution is undercapitalized, require it to comply with certain restrictions applicable to significantly undercapitalized institutions. Finally, under an interagency agreement, the FDIC can examine any institution that has a substandard regulatory examination score or is considered undercapitalized, without the express permission of the institution’s primary regulator.

      As of December 31, 2002, the Bank is categorized as “well capitalized” under the regulatory framework for Prompt Corrective Action (“PCA”) Rules. There are no conditions or events subsequent to December 31, 2002, that management believes have changed the Bank’s category. The following table compares the Bank’s actual capital ratios to those required by regulatory agencies to meet the minimum capital requirements required by the OTS and to be categorized as “well capitalized” under the PCA Rules for the periods indicated.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratios	Amount	Ratios	Amount	Ratios
(Dollars in thousands)
As of December 31, 2002:
Total capital to risk weighted assets	$206,175	11.68%	$141,263	8.00%	$176,579	10.00%
Core capital to adjusted tangible assets	183,942	7.46%	98,663	4.00%	123,329	5.00%
Tangible capital to adjusted tangible assets	183,942	7.46%	36,999	1.50%	n/a	n/a
Tier 1 capital to risk weighted assets	183,942	10.42%	n/a	n/a	105,947	6.00%
As of December 31, 2001:
Total capital to risk weighted assets	$169,278	12.70%	$106,619	8.00%	$133,274	10.00%
Core capital to adjusted tangible assets	154,981	8.36%	74,153	4.00%	92,692	5.00%
Tangible capital to adjusted tangible assets	154,981	8.36%	27,807	1.50%	n/a	n/a
Tier 1 capital to risk weighted assets	154,981	11.63%	n/a	n/a	79,965	6.00%

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

      On October 1, 2002, FRB regulations aimed at curbing such lending became effective. The rule significantly widens the pool of high-cost home-secured loans covered by the Home Ownership and Equity Protection Act of 1994, a federal law that requires extra disclosures and consumer protections to borrowers. The following triggers coverage under the act:

•	interest rates for first lien mortgage loans in excess of 8 percentage points above comparable Treasury securities; and

•	subordinate-lien loans of 10 percentage points above Treasury securities, and fees such as optional insurance and similar debt protection costs paid in connection with the credit transaction, when combined with points and fees if deemed excessive.

      In addition, the regulation bars loan flipping by the same lender or loan servicer within a year. Lenders also will be presumed to have violated the law, which states loans should not be made to individuals unable to repay them unless the lenders document that the borrower has the ability to repay. Lenders who violate the rules face cancellation of loans and penalties equal to the finance charges paid.

      The Company does not believe that it will be impacted by these rule changes, as the Bank does not engage in predatory lending practices.

      Loans-to-One Borrower Limitations. Savings associations generally are subject to the lending limits applicable to national banks. With certain limited exceptions, the maximum amount that a savings association or a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Savings associations are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single family dwelling in the development does not exceed $500,000; (ii) the savings association is in compliance with its fully phased-in capital requirements; (iii) the loans comply with applicable loan-to-value requirements, and (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. At December 31, 2002, the Bank’s loans-to-one-borrower limit was $30.9 million based upon the 15% of unimpaired capital and surplus measurement. At December 31, 2002, the Bank’s largest relationship consisted of one borrower with outstanding commitments of $16.8 million, which consisted of approximately 7 loans, with $15.2 million secured by income property development real estate, $1.3 million secured by multi-family real estate and $0.3 million secured by land. All of these loans were performing in accordance with their terms.

      Qualified Thrift Lender Test. Savings associations must meet a QTL test, which may be met either by maintaining a specified level of assets in qualified thrift investments as specified in HOLA or by meeting the definition of a “domestic building and loan association” in the Code. Qualified thrift investments are primarily residential mortgages and related investments, including certain mortgage-related securities. The required percentage of investments under HOLA is 65% of the Bank’s assets which the Code requires investments of 60% of the Bank’s assets. An association must be in compliance with the QTL test or the definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. As of December 31, 2002, the Bank was in compliance with its QTL requirements and met the definition of a domestic building and loan association.

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

      Capital Distribution Limitations. OTS regulations impose limitations upon all capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. Under the OTS’s capital distribution limitations, a savings association in some circumstances may be required to file an application and await approval from the OTS before it makes a capital distribution, may be required to file a notice 30 days prior to the capital distribution, or may be permitted to make the capital distribution without notice or application to the OTS.

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

      Community Reinvestment Act and the Fair Lending Laws. Savings associations have a responsibility under the Community Reinvestment Act (“CRA”) and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the “Fair Lending Laws”) prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities and the denial of certain applications. In addition, an institution’s failure to comply with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. Based upon its most recent examination, the Bank received an “outstanding” rating.

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

      As a FHLB member, the Bank is required to own capital stock in a FHLB in an amount equal to the greater of: (i) 1% of its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year, or (ii) 5% of its FHLB advances (borrowings). At December 31, 2002, the Bank had $34.7 million in FHLB stock, which was in compliance with this requirement.

      The GLB Act made significant reforms to the FHLB system, including:

•	Expanded Membership — (i) expands the uses for, and types of, collateral for advances; (ii) eliminates bias toward QTL lenders; and (iii) removes capital limits on advances using real estate related collateral (e.g., commercial real estate and home equity loans).

•	New Capital Structure — each FHLB is allowed to establish two classes of stock: Class A is redeemable within six months of notice; and Class B is redeemable within five years notice. Class B is valued at 1.5 times the value of Class A stock. Each FHLB will be required to maintain minimum capital equal to 5% of equity. Each FHLB, including the FHLB of San Francisco, submitted capital plans for review and approval by the Federal Housing Finance Board.

•	Voluntary Membership — federally chartered savings associations, such as the Bank, are no longer required to be members of the system.

•	REFCorp Payments — changes the amount paid by the system on debt incurred in connection with the thrift crisis in the late 1980s from a fixed amount to 20% of net earnings after deducting certain expenses.

      The new capital plan of the FHLB was approved by the Federal Housing Finance Board on June 12, 2002. The FHLB has not yet established an implementation date for the new capital plan. The Bank will receive at least 240 days’ written notice of the implementation date. The new capital plan incorporates a single class of stock and requires each member to own stock in amount equal to the greater of a membership stock requirement, or an activity based stock requirement. The new capital stock is redeemable on five years’ written notice, subject to certain conditions.

      Management does not believe that the initial implementation of the FHLB new capital plan as approved will have a material impact upon the Company’s financial condition, cash flows, or results of operations. However, the Bank could be required to purchase as much as 50% additional capital stock or sell as much as 50% of its proposed capital stock requirement at the discretion of the FHLB.

      Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain a noninterest bearing allowance at specified levels against their transaction accounts (primarily checking,

NOW, and Super NOW checking accounts) and non-personal time deposits. At December 31, 2002, the Bank was in compliance with these requirements.

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

Regulation of HSFSC

      HSFSC is also subject to regulation by the OTS and other applicable federal and state agencies, including the California Department of Insurance. HSFSC offers securities through an unaffiliated brokerage, which is regulated by the SEC, the National Association of Securities Dealers, Inc. and state securities regulators.

Employees

      The Company employed 357 full time equivalent employees at December 31, 2002. A union or collective bargaining group does not represent employees and the Company considers its employee relations to be satisfactory.

Statistical Financial Data

Loan Portfolio

Loans Receivable

      The Bank’s loan portfolio is almost exclusively secured by real estate, concentrated primarily in the coastal counties of Southern California. The Bank’s principal lending activities consist of single family residential, single family construction and income property lending. At December 31, 2002, approximately $1.2 billion, or 91.28% of the Bank’s total loan portfolio was tied to adjustable rate indices, such as MTA, LIBOR, Prime, COFI and CMT. The Bank’s portfolio of adjustable rate loans includes approximately $287.7 million of loans with an initial fixed rate term of three to five years prior to transitioning to a semi-annual adjustable rate loan (“hybrid ARMs”). The net loan portfolio grew from $1.7 billion at December 31, 2001, to $2.1 billion at December 31, 2002, which was primarily due to the acquisition of First Fidelity.

      The table below sets forth the composition of the Bank’s loan portfolio as of the dates indicated.

	December 31,

	2002		2001		2000		1999		1998

	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
(Dollars in thousands)
Single family residential	$854,220	38.32%	$918,877	49.12%	$888,416	49.17%	$683,250	40.99%	$576,032	35.88%
Income property:
Multi-family(1)	690,137	30.96	255,183	13.64	253,039	14.00	222,616	13.36	250,876	15.62
Commercial(1)	391,538	17.57	248,092	13.26	200,372	11.09	232,938	13.98	222,558	13.86
Development(2)	134,969	6.06	227,190	12.14	203,894	11.28	148,092	8.88	78,425	4.88
Single family construction:
Single family residential(3)	114,637	5.14	159,224	8.51	195,983	10.85	274,697	16.48	275,888	17.18
Tract	—	—	—	—	3,495	0.19	24,056	1.44	85,942	5.35
Land(4)	32,612	1.46	50,984	2.72	46,520	2.57	59,095	3.55	69,581	4.33
Other	10,978	0.49	11,482	0.61	15,390	0.85	22,053	1.32	46,615	2.90

Gross loans receivable(5)	2,229,091	100.00%	1,871,032	100.00%	1,807,109	100.00%	1,666,797	100.00%	1,605,917	100.00%

Less:
Undisbursed funds	(90,596)		(137,484)		(171,789)		(196,249)		(256,096)
Deferred (fees) and costs, net	11,069		6,337		2,197		(1,295)		(5,919)
Allowance for credit losses	(35,309)		(30,602)		(29,450)		(24,285)		(17,111)

Net loans receivable	$2,114,255		$1,709,283		$1,608,067		$1,444,968		$1,326,791

(1)	Predominantly term loans secured by improved properties, with respect to which the properties’ cash flows are sufficient to service the Bank’s loan.

(2)	Predominantly loans to finance the construction of income producing improvements. Also includes loans to finance the renovation of existing improvements.

(3)	Predominantly loans for the construction of individual and custom homes.

(4)	The Bank expects that a majority of these loans will be converted into construction loans, and the land secured loans repaid with the proceeds of these construction loans, within 12 months.

(5)	Gross loans receivable includes the principal balance of loans outstanding, plus outstanding but unfunded loan commitments, predominantly in connection with construction loans.

The table below sets forth the Bank’s average loan size by loan portfolio composition.

	December 31, 2002		December 31, 2001

	Number of	Average	Number of	Average
	Loans	Loan Size	Loans	Loan Size
(Dollars in thousands)
Single family residential	1,484	$576	1,654	$556
Income property:
Multi-family	1,309	527	537	475
Commercial	394	994	93	2,668
Development:
Multi-family	26	3,294	33	4,121
Commercial	12	4,110	19	4,849
Single family construction:
Single family residential	74	1,549	98	1,625
Land	28	1,165	32	1,593
Other	3	1,967	3	1,967

Total loans, excluding overdrafts	3,330	668	2,469	756

Overdraft & overdraft protection outstanding	756	1	635	1

      The table below sets forth the Bank’s loan portfolio diversification by size.

	December 31, 2002		December 31, 2001

	Number of	Gross	Number of	Gross
	Loans	Commitment	Loans	Commitment
(Dollars in thousands)
Loans in excess of $10.0 million:
Income property:
Commercial	1	$11,789	2	$22,699
Development:
Multi-family	—	—	2	$23,107
Commercial	2	21,836	3	33,370

	3	33,625	7	79,176

Percentage of total gross loans		1.51%		4.23%
Loans between $5.0 and $10.0 million:
Single family residential	3	22,984	4	25,036
Income property:
Multi-family	3	18,865	1	7,651
Commercial	5	32,462	10	74,078
Development:
Multi-family	6	38,678	7	45,473
Commercial	4	23,445	5	31,072
Single family construction:
Single family residential	2	11,240	2	12,915
Land	—	—	2	11,200

	23	147,674	31	207,425

Percentage of total gross loans		6.62%		11.09%
Loans less than $5.0 million		2,047,792		1,584,431

Percentage of total gross loans		91.87%		84.68%
Gross loans receivable		$2,229,091		$1,871,032

      The table below sets forth the Bank’s net loan portfolio composition, excluding net deferred fees and costs, as of the dates indicated.

	December 31, 2002		December 31, 2001

	Balance	Percent	Balance	Percent
(Dollars in thousands)
Single family residential	$851,268	39.81%	$913,255	52.68%
Income property:
Multi-family	689,100	32.22%	254,530	14.68%
Commercial	387,354	18.11%	235,156	13.57%
Development:
Multi-family	57,037	2.67%	102,682	5.92%
Commercial	41,168	1.93%	68,431	3.95%
Single family construction:
Single family residential	75,218	3.52%	104,158	6.01%
Land	32,612	1.52%	48,719	2.81%
Other	4,738	0.22%	6,617	0.38%

Total loan principal	$2,138,495	100.00%	$1,733,548	100.00%

Single Family Residential Loans

      The Bank offers first mortgage loans secured by single family (one-to-four unit) residential (“SFR”) properties located in the Bank’s principal lending area of the coastal counties of Southern California. The Bank originates single family residential loans principally through contact with, and submissions by, approved independent mortgage brokers. The Bank pays a fee, generally ranging from 0.5% to 1.0% of the loan amount, to these mortgage brokers in connection with such loan fundings. The Bank offers primarily adjustable rate mortgage loan products with interest rates that adjust monthly or semi-annually, after an initial introductory period. These loans generally provide for a prepayment penalty of six months interest for the first one to three years after origination. These adjustable rate products generally provide for floors and overall caps on the increase or decrease in interest rates at an adjustment date and over the term of the loan. A portion of the Bank’s adjustable rate mortgage loans have introductory terms below the fully indexed rates. In underwriting these loans, the Bank qualifies the borrowers based upon the fully indexed rate.

      At December 31, 2002, $854.2 million, or 38.32% of the total gross loan portfolio was secured by single-family residential properties (89.82% secured by owner-occupied properties), compared with $918.9 million, or 49.12% of the total gross loan portfolio at December 31, 2001.

      The Bank generally originates SFR loans in amounts of 75% of the appraised value, or the selling price of the property securing the loan, whichever is lower.

Income Property Multi-family and Commercial Loans

      The Bank originates loans secured by multi-family properties and commercial properties, such as office buildings, retail properties, industrial properties and various special purpose properties principally through contact with, and submissions by, approved independent mortgage brokers. The Bank pays a rebate, generally ranging from 0.10% to 1.0% of the loan amount, to these mortgage brokers in connection with such loan fundings. Additionally, in the ordinary course of business, the Bank purchases income property loans consistent with its current underwriting standards.

      The Bank offers primarily adjustable rate loan products and also offers a 3 to 5 year fixed rate loan product that is fixed for the initial period and adjusted semi-annually thereafter. These adjustable rate products generally provide for floors and overall caps on the increase or decrease in interest rates at an adjustment date and over the term of the loan. These loans generally provide for prepayment penalties associated with them for the first three years after origination, usually on a declining scale from 3% for the first year and decreasing by 1% for each subsequent year.

      The Bank typically originates multi-family loans in amounts of 75% of the appraised value of the underlying property. Maturities on these loans are typically 15 years with a 30 year amortization period; however, on a limited basis, on newer properties the Bank may make loans with maturities up to 30 years. In addition, the Bank generally requires a debt coverage ratio of at least 120% on multi-family loans.

      The Bank generally originates adjustable rate commercial loans in amounts up to 75% of the appraised value of the property. Maturities on commercial loans are typically 10 years with a 25 year amortization period; however, the Bank may make loans with maturities up to 15 years. The Bank typically requires a debt coverage ratio of at least 125% on commercial loans.

      Commercial real estate loans are generally larger and involve a greater degree of risk than SFR loans. Since payments on loans secured by commercial properties are frequently reliant upon successful operation of such properties, repayment of these loans may be significantly affected by conditions in the real estate market or the economy. The Bank mitigates these risks through its underwriting standards, which includes assessment of the repayment ability of the property as well as the borrower.

Income Property — Development Loans

      During 2002, the Bank continued to emphasize its strategic niche as a provider of bridge loans to both apartment owners and income property investors. The Bank’s experienced construction management group closely manages this more complex niche, while providing a valuable source of funding to investors who want to renovate and/or upgrade their properties. These loans are generally originated in amounts up to 75% of the appraised value of the property, as stabilized. These loans generally have terms of eighteen to twenty-four months and include extension options, subject to the Bank’s approval. There are generally no prepayment penalties associated with these loans.

Single Family Construction

      The Bank provides financing for individual home construction primarily to local builders and, to a lesser extent, homeowners. These loans are generated through the Bank’s standing relationships with local builders/developers and approved independent mortgage brokers. These brokers are paid a fee ranging from 0.5% to 1.0% of the loan amount in connection with certain loan fundings. These loans are adjustable, have maturities of 1 to 2 years and typically include extension options of up to six months, subject to the Bank’s evaluation and approval.

      The Bank’s loan commitments generally include provisions for a portion of the cost of the acquired land and all of the costs of construction (including financing costs). Generally, the Bank’s loan commitments cover approximately 80.0% of the total costs of construction (including the cost of land acquisition, the cost to construct the planned improvements and financing costs), with the borrower providing the remainder of the funds required at the date the Bank records its financing commitment. Loan proceeds are disbursed as construction progresses and satisfactory inspections are completed. The Bank’s inspectors generally visit projects on a monthly basis to assess the progress of construction.

      Land loans are originated with the intent to convert the loan into a construction loan and are underwritten on an individual basis, but typically do not exceed 65% of the lesser of the actual cost or appraised value. In evaluating the feasibility of originating a land loan, the Bank considers the anticipated use of the land, such as the location and the market environment, as well as the repayment ability of the borrower and/or guarantor(s), as applicable. These loans generally have terms of twelve months and include extension options, subject to the Bank’s approval.

      Financing construction loans typically involve a greater degree of credit risk than long term financing on improved owner occupied property. The Bank’s ability to mitigate the risk of loss is primarily dependent upon the accuracy of the initial estimate of the property value upon completion of development or construction compared to the estimated cost of the project. If this was inaccurate, the Bank may be confronted with a completed project having a value that is insufficient to ensure full repayment of the Bank’s loan. This development and construction risk is partially mitigated by evaluation of anticipated market demand, assessment of both the borrower’s and developer’s ability to undertake construction, monitoring the progress of construction, equity in the project and secondary support (such as payment guarantees), as necessary.

Single Family Construction — Tract Loans

      In the past, the Bank provided financing to small-to-medium-sized developers of residential subdivisions located throughout Southern California. Generally, the Bank’s tract loans financed land acquisition, site development and home construction. At December 31, 2002 and December 31, 2001, there were no tract loans. The decrease in tract loans reflects the Bank’s decision to cease the origination of such loans for its portfolio, which was announced during the fourth quarter of 1998.

Consumer and Other Lending

      During 2001, the Bank launched an overdraft protection program for its checking account customers. At December 31, 2002, and December 31, 2001, the outstanding overdraft protection lines totaled $0.7 million and $0.4 million, respectively.

New Business Generation

      The Bank extends credit pursuant to its lending policies; some of the areas covered by the lending policies include loan applications, borrower financial information, and underwriting standards. Appraisal of real property is either performed internally or delegated to an independent appraiser, in which case, the independent appraisal is reviewed by the Bank. Legal documents are prepared or reviewed by the Bank’s in-house legal staff or assigned to outside attorneys.

      The following table sets forth the approximate composition of the Bank’s new real estate loan commitments, net of internal refinances, for the periods indicated, in dollars and as a percentage of total loans originated.

	Year Ended December 31,

	2002		2001		2000

	Amount	%	Amount	%	Amount	%
(Dollars in thousands)
Single family residential(1)	$327,658	43.36%	$322,114	47.00%	$361,034	47.36%
Income property:
Multi-family(2)	217,044	28.72%	82,779	12.08%	63,366	8.32%
Commercial(3)	42,265	5.59%	62,475	9.12%	66,118	8.68%
Development(4)
Multi-family	41,288	5.46%	43,962	6.41%	93,462	12.27%
Commercial	30,549	4.04%	46,732	6.82%	22,661	2.97%
Single family construction:
Single family residential(5)	77,450	10.25%	91,445	13.34%	121,279	15.92%
Land(6)	19,496	2.58%	35,849	5.23%	34,063	4.47%
Other(7)	—	—	14	0.00%	49	0.01%

Total	$755,750	100.00%	$685,370	100.00%	$762,032	100.00%

(1)	Includes unfunded commitments of $0.2 million, $0.8 million and $0.3 million at December 31, 2002, 2001 and 2000, respectively.

(2)	Includes unfunded commitments of $0.7 million, $0.3 million and $0.5 million at December 31, 2002 2001 and 2000, respectively.

(3)	Includes unfunded commitments of $1.3 million, $1.5 million and $0.9 million at December 31, 2002, 2001 and 2000, respectively.

(4)	Includes unfunded commitments of $29.0 million, $38.4 million and $64.9 million at December 31, 2002, 2001 and 2000, respectively.

(5)	Includes unfunded commitments of $30.8 million, $44.9 million and $64.8 million at December 31, 2002, 2001 and 2000, respectively.

(6)	There were no unfunded commitments at December 31, 2002. Includes unfunded commitments of $2.0 million and $0.4 million at December 31, 2001 and 2000, respectively.

(7)	Includes unfunded commitments of $2.9 million at December 31, 2002. There were no unfunded commitments at December 31, 2001 and 2000.

      The table below summarizes the maturities for fixed rate loans and the repricing intervals for adjustable rate loans as of December 31, 2002.

	Principal Balance

	Fixed Rate	Adjustable Rate	Total
(Dollars in thousands)
Interval
<3 months	$9,769	$1,259,550	$1,269,319
>3 to 6 months	2,613	725,715	728,328
>6 to 12 months	6,601	49,131	55,732
>1 to 2 years	7,719	—	7,719
>2 to 5 years	29,702	579	30,281
>5 to 10 years	47,544	—	47,544
>10 to 20 years	24,941	—	24,941
More than 20 years	65,227	—	65,227

Gross loans receivable	$194,116	$2,034,975	$2,229,091

      At December 31, 2002, the Bank’s loans-to-one-borrower limit was $30.9 million based upon the 15% of unimpaired capital and surplus measurement. At December 31, 2002, the Bank’s largest relationship consisted of one borrower with outstanding commitments of $16.8 million, which consisted of approximately 7 loans, with $15.2 million secured by income property development real estate, $1.3 million secured by income property mutli-family real estate and $0.3 million secured by land. All of these loans were performing in accordance with their terms.

      Approximately 96.7% and 97.8% of the Bank’s loan portfolio were concentrated in Southern California at December 31, 2002 and 2001, respectively.

      The table below sets forth, by contractual maturity, the Bank’s loan portfolio at December 31, 2002. The table below reflects contractual loan maturities and does not consider amortization and prepayments of loan principal.

	Maturing in:

	Less than	One to	Five to	Over Ten	Total Loans
	One Year	Five Years	Ten Years	Years	Receivable
(Dollars in thousands)
Single family residential	$9,183	$14,886	$40,188	$789,963	$854,220
Income property:
Multi-family	7,206	55,027	169,610	458,294	690,137
Commercial	36,822	75,938	248,702	30,076	391,538
Development
Multi-family	53,976	31,173	—	506	85,655
Commercial	28,267	21,047	—	—	49,314
Single family construction:
Single family residential	83,692	30,945	—	—	114,637
Land	25,454	4,598	2,388	172	32,612
Other	2,861	3,098	—	5,019	10,978

Gross loans receivable(1)	$247,461	$236,712	$460,888	$1,284,030	$2,229,091

Less:
Undisbursed funds					(90,596)
Deferred (fees) and costs, net					11,069
Allowance for credit losses					(35,309)

Net loans receivable					$2,114,255

(1)	Gross loans receivable includes the principal balance of loans outstanding plus outstanding but unfunded loan commitments, predominantly in connection with construction loans.

Asset Quality

      The Bank has an asset review and classification system to establish specific and general allowances for credit losses and to classify assets and groups of assets. The Bank’s problem asset classifications are discussed below.

Nonaccrual Loans

      The Bank generally ceases to accrue interest on a loan when: 1) principal or interest has been contractually delinquent for a period of 90 days or more unless the loan is both well secured and in the process of collection; or, 2) full collection of principal and/or interest is not reasonably assured. In addition, classified construction loans for which interest is being paid from interest reserve loan funds rather than the borrower’s own funds may also be placed on nonaccrual status. A nonaccrual loan may be restored to accrual status when delinquent principal and interest payments are brought current, the loan is paying in accordance with its payment terms for a period, typically between three to six months, and future monthly principal and interest payments are expected to be collected.

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

      The Bank generally classifies as substandard (1) real estate owned (“REO”), (2) nonaccrual loans, and (3) other loans that have been adversely classified pursuant to OTS regulations and guidelines (“performing/classified”). Performing loans are classified consistent with the Bank’s classification policies. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies,” for further discussion of loan classifications, contained herein.

      The table below sets forth information concerning the Bank’s risk elements as of the dates indicated. Classified assets include REO, nonaccrual loans and performing loans which have been adversely classified pursuant to the Bank’s classification policies and OTS regulations and guidelines (“performing/classified” loans).

	December 31,

	2002	2001	2000	1999	1998
(Dollars in thousands)
Risk elements:
Nonaccrual loans(1)	$7,675	$20,666	$31,601	$44,031	$47,688
Real estate owned, net	—	1,312	2,859	5,587	4,070

	7,675	21,978	34,460	49,618	51,758
Performing loans classified substandard or lower(2)	16,002	37,341	40,642	25,646	45,397

Total classified assets	$23,677	$59,319	$75,102	$75,264	$97,155

Total classified loans	$23,677	$58,007	$72,243	$69,677	$93,085

Loans restructured and paying in accordance with modified terms(3)	$2,468	$4,506	$14,933	$15,394	$27,334

Gross loans before allowance for credit losses	$2,149,564	$1,739,885	$1,637,517	$1,469,253	$1,343,902

Loans receivable, net of specific allowance	$2,149,376	$1,736,310	$1,631,721	$1,468,445	$1,338,718

Delinquent loans
30-89 days	$5,357	$2,742	$12,407	$9,063	$37,308
90 + days	7,175	4,982	14,509	14,916	13,832

Total delinquent loans	$12,532	$7,724	$26,916	$23,979	$51,140

Allowance for credit losses:
General	$35,121	$27,027	$23,654	$23,477	$11,927
Specific(4)	188	3,575	5,796	808	5,184

Total allowance for credit losses	$35,309	$30,602	$29,450	$24,285	$17,111

Total allowance for credit losses to gross loans	1.64%	1.76%	1.80%	1.65%	1.27%

Total general allowance for credit losses to loans receivable, net of specific allowance	1.63%	1.56%	1.45%	1.60%	0.89%

Core capital	$183,942	$154,981	$140,387	$127,160	$108,673

Risk-based capital	$206,175	$169,278	$151,914	$139,815	$119,400

Ratio of classified assets to:
Loans receivable, net of specific allowance	1.10%	3.42%	4.60%	5.13%	7.26%

Bank core capital and general allowance for credit losses	10.81%	32.59%	45.78%	49.96%	80.56%

Core capital	12.87%	38.28%	53.50%	59.19%	89.40%

Risk-based capital	11.48%	35.04%	49.44%	53.83%	81.37%

(1)	The interest income recognized on loans that were on nonaccrual status at December 31, 2002, 2001, 2000, 1999 and 1998 was $0.1 million, $0.2 million, $1.7 million, $2.3 million and $3.3 million, respectively. If these loans had been performing for the entire year, the income recognized would have been $0.4 million, $1.8 million, $3.3 million, $4.5 million and $4.9 million for 2002, 2001, 2000, 1999 and 1998, respectively. As of February 28, 2003, nonaccrual loans increased to $13.8 million primarily due to one $5.9 million commercial loan.

(2)	Excludes nonaccrual loans. As of February 28, 2003, performing loans classified as substandard increased to $17.6 million primarily due to one $2.1 million single family residential loan.

(3)	Troubled debt restructured loans (“TDRs”) not classified and not on nonaccrual.

(4)	In December 2000, a $5.2 million specific allowance was identified for one nonaccrual commercial loan, whose major tenant filed for Chapter 11 bankruptcy protection. The required allowance was reclassified from general allowance to specific allowance. A 51% controlling interest in this tenant was acquired by a strong investor during 2001. During the third quarter of 2001, the tenant ratified a renegotiated lease, which enabled the Bank to revise its internal valuation and consequently, reduce the specific allowance for this loan to $3.0 million. This loan was sold in March 2002.

      The Bank held no other real estate owned properties at December 31, 2002, compared with $1.3 million at December 31, 2001. Net loan charge-offs were $3.4 million (0.16% of loans, net of specific allowance) and $2.2 million (0.13% of loans, net of specific allowance) for the years ended 2002 and 2001, respectively. Net loan charge-offs for the fourth quarter of 2002 and 2001 were $0.6 million and $13 thousand, respectively. Classified assets, nonaccrual loans and real estate owned properties continue to be at the lowest levels in over fifteen years. The Bank’s specific valuation allowance decreased from $3.6 million at December 31, 2001 to $0.2 million at December 31, 2002, as a result of current year charge-offs, which were anticipated and specifically reserved in the 2001 allowance.

      The table below sets forth information concerning the Bank’s gross classified loans, by category, as of December 31, 2002.

	Number of	Nonaccrual	Number of	Other Classified	Number of
	Loans	Loans	Loans	Loans	Loans	Total
(Dollars in thousands)
Single family residential(1)	7	$2,262	11	$8,034	18	$10,325
Income property:
Multi-family	2	798	3	1,103	5	1,909
Commercial(2)	3	2,761	2	2,677	5	5,445
Development:
Multi-family(3)	1	1,697	—	—	1	1,698
Commercial		—		—		—
Land	1	153	3	4,188	4	4,348
Other	2	4	—	—	2	6

Gross classified loans	16	$7,675	19	$16,002	35	$23,731

(1)	As of December 31, 2002, included one single family residential loan nonaccrual with a balance of $1.4 million and a loan to value (“LTV”) of 72.35%.

(2)	Included one commercial property nonaccrual loan with a balance of $2.2 million, representing 29.29% of total nonaccrual loans. As of December 31, 2002, the LTV for this loan was 71.37%.

(3)	As of December 31, 2002, included one multi-family construction nonaccrual loan with a balance of $1.7 million and a LTV of 78.83% (based on total commitment of $2.7 million divided by the retail “sell-out” value of the project).

Allowance for Credit Losses

      Management evaluates the allowance for credit losses in accordance with accounting principles generally accepted in the United States of America (“GAAP”), within the guidance established by Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” and SFAS No. 114, as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan,” Staff Accounting Bulletin (“SAB”) 102, “Selected Loan Loss Allowance Methodology and Documentation Issues,” as well as standards established by regulatory Interagency Policy Statements on the Allowance for Loan and Lease Losses (“ALLL”). The allowance for credit losses represents management’s estimate of losses inherent in the Bank’s loan portfolio as of the balance sheet date. Management evaluates the adequacy of the allowance on a quarterly basis by reviewing its loan portfolios to identify these inherent losses and to assess the overall probability of collection of these portfolios. Included in this quarterly review is the monitoring of delinquencies, default and historical loss experience, among other factors impacting portfolio risk. The Bank’s methodology for assessing the appropriate allowance level consists of several components, which include the allocated general valuation allowance (“GVA”), specific valuation allowances (“SVA”) for identified loans and the unallocated allowance. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies — Allowance for Credit Losses” contained herein.

      The Bank maintains an allowance for credit losses, GVA, which is not tied to individual loans or properties. GVAs are maintained for each of the Bank’s principal loan portfolio components and supplemented by periodic additions through provisions for credit losses. In measuring the adequacy of the Bank’s GVA, management considers (1) the Bank’s historical loss experience for each loan portfolio component and in total, (2) the historical migration of loans within each portfolio component and in total, (3) observable trends in the performance of each loan portfolio component, and (4) additional analyses to validate the reasonableness of the Bank’s GVA balance, such as the FFIEC Interagency “Examiner Benchmark” and review of peer information. The GVA includes an unallocated amount, based upon management’s evaluation of various conditions, such as general economic and business conditions affecting the Bank’s key lending areas, the effects of which are not directly measured in the determination of the GVA formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio components. Management currently intends to maintain an unallocated allowance, in the range of between 3% and 5% of the total GVA, for the inherent risk associated with imprecision in estimating the allowance, and up to approximately 5% to account for the economic uncertainty in Southern California until economic or other conditions warrant a reassessment of the level of the unallocated GVA. However, if economic conditions were to deteriorate beyond the weaknesses currently considered by management, it is possible that the GVA would be deemed insufficient for the inherent losses in the loan portfolio and further provision might be required. This could negatively impact earnings for the relevant period. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies — Allowance for Credit Losses,” included herein.

      The table below summarizes the Bank’s allowance for credit losses by category for the periods indicated.

	December 31,

	2002	2001	2000	1999	1998
(Dollars in thousands)
Dollars:
Single family residential	$10,822	$9,878	$8,075	$7,095	$7,836
Income property:
Multi-family	8,517	2,009	906	646	1,063
Commercial	7,272	4,531	4,236	6,907	4,334
Development	2,948	8,420	7,877	2,067	354
Single family construction:
Single family residential	1,317	2,679	4,382	3,946	789
Tract	—	—	693	855	1,092
Land	1,211	1,818	1,914	1,470	293
Other	199	144	260	311	1,082
Unallocated	3,023	1,123	1,107	988	268

Total	$35,309	$30,602	$29,450	$24,285	$17,111

Percentage of year end allowance:
Single family residential	30.65%	32.28%	27.42%	29.22%	45.80%
Income property:
Multi-family	24.12	6.57	3.08	2.66	6.21
Commercial	20.60	14.80	14.38	28.44	25.33
Development	8.35	27.52	26.75	8.51	2.07
Single family construction:
Single family residential	3.73	8.75	14.88	16.25	4.61
Tract	—	—	2.35	3.52	6.38
Land	3.43	5.94	6.50	6.05	1.71
Other	0.56	0.47	0.88	1.28	6.32
Unallocated	8.56	3.67	3.76	4.07	1.57

Total	100.00%	100.00%	100.00%	100.00%	100.00%

Percentage of reserves to total net loans (1) by category:
Single family residential	1.27%	1.08%	0.91%	1.05%	1.38%
Income property:
Multi-family	1.24	0.79	0.36	0.29	0.43
Commercial	1.88	1.93	2.26	3.26	2.11
Development	3.00	4.92	6.05	2.08	0.77
Single family construction:
Single family residential	1.75	2.57	3.53	2.18	0.53
Tract	—	—	20.01	5.12	2.65
Land	3.71	3.73	4.21	2.93	0.53
Other	4.20	2.18	3.06	2.24	2.93
Total	1.65%	1.77%	1.80%	1.65%	1.27%

(1)	Percent of allowance for credit losses to net loan portfolio, excluding net deferred fees and costs. The change in the percentage of allowance to total loans by category is a result of different levels of classified assets within each category.

      The table below summarizes the activity of the Bank’s allowance for credit losses for the periods indicated.

	Year Ended December 31,

	2002	2001	2000	1999	1998
(Dollars in thousands)
Average loans outstanding	$1,833,856	$1,696,785	$1,547,206	$1,411,697	$1,081,382

Total allowance for credit losses at beginning of period	$30,602	$29,450	$24,285	$17,111	$13,274
Acquisition of FFIL Reserve	7,189	—	—	—	—
Provision for credit losses	870	3,400	6,000	12,000	7,135
Charge-offs:
Single family residential	(476)	(2,289)	(354)	(1,910)	(1,178)
Income property:
Multi-family	—	(26)	—	(186)	(1,038)
Commercial	(665)	—	(573)	(512)	(815)
Development	(2,246)	—	—	—	—
Single family construction:
Single family residential	—	(43)	—	—	(267)
Tract	—	—	(147)	—	—
Land	—	—	—	(1,140)	—
Other	—	—	(10)	(1,124)	—
Recoveries:
Single family residential	—	—	—	—	—
Income property:
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Single family construction:
Single family residential	—	—	—	—	—
Tract	—	—	—	—	—
Land	—	—	—	—	—
Other	35	110	249	46	—

Net charge-offs	(3,352)	(2,248)	(835)	(4,826)	(3,298)

Total allowance for credit losses at end of period	$35,309	$30,602	$29,450	$24,285	$17,111

Ratio of net charge-offs to average loans outstanding during the period	0.18%	0.13%	0.05%	0.34%	0.30%
Ratio of allowance to average loans outstanding	1.93%	1.80%	1.90%	1.72%	1.58%
Ratio of charge-off to specific allowance at beginning of period	93.76%	38.79%	103.34%	93.09%	85.04%

Real Estate Owned

      Real estate acquired in satisfaction of loans is transferred to REO at the lower of cost or the estimated fair values, less the estimated costs to sell the property (“fair value”). The difference between the fair value of the real estate collateral and the loan balance at the time of transfer is recorded as a loan charge-off if fair value is lower. The fair value of collateral includes capitalized costs. Any subsequent declines in the fair value of the REO after the date of transfer are recorded through a write-down of the asset. Prior to 2000, any subsequent declines in the fair value of the REO after the date of transfer were recorded through the establishment of, or additions to an allowance.

      The table below summarizes the composition of the Bank’s portfolio of real estate owned properties as of the dates indicated.

	Year Ended December 31,

	2002	2001	2000
(Dollars in thousands)
Single family residential	$—	$1,312	$2,859
Allowance for losses	—	—	—

Real estate owned, net	$—	$1,312	$2,859

      The table below summarizes the changes in valuation of the REO portfolio for the periods indicated.

	Year Ended December 31,

	2002	2001	2000	1999	1998
(Dollars in thousands)
Total allowance for losses at beginning of period	$—	$—	$29	$45	$2,563
Provision for losses	—	—	—	80	60
Charge-offs	—	—	(29)	(96)	(2,578)

Total allowance for losses at end of period	$—	$—	$—	$29	$45

Investment Securities

      Investment securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. Securities not classified as held-to-maturity or trading, including equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, as part of stockholders’ equity. Currently, all investment securities of the Bank are classified as available-for-sale.

      Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. Purchase premiums and discounts are recognized in interest income using the interest method over the estimated lives of the securities. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies — Investment Securities,” included herein.

      The table below sets forth the net balance at cost and fair value of available-for-sale investment securities, with gross unrealized gains and losses.

	December 31, 2002

		Gross	Gross
	Net Balance	Unrealized	Unrealized	Fair
	at Cost	Gains	Losses	Value
(Dollars in thousands)
Investment securities available-for-sale
Debt securities:
Mortgage-backed securities	$145,294	$1,541	$—	$146,835
Collateralized mortgage obligations (CMO)	119,663	1,154	56	120,761

Total	$264,957	$2,695	$56	$267,596

      The table below sets forth the net balance at cost and fair value of available-for-sale debt securities by contractual maturity at December 31, 2002.

	Available-for-Sale

			Weighted
	Net Balance	Fair	Average
	at Cost	Value	Yield(1)
(Dollars in thousands)
Investment securities available-for-sale
Debt securities:
Within 1 year	$—	$—	—
After 1 year through 5 years	—	—	—
After 5 years through 10 years	57,421	58,036	4.38%
Over 10 years	207,536	209,560	4.15%

Total	$264,957	$267,596	4.20%

(1)	Weighted average yield at the end of the year is based on a projected yield using prepayment assumptions in calculating the amortized cost of the securities.

      At December 31, 2002, the weighted average effective duration and weighted average life of the Bank’s investment securities portfolio were approximately 1.89 and 2.83 years, respectively. The portfolio had a weighted average coupon of 5.32%. The weighted average book price of the portfolio was 102.61% (net premium of $6.7 million). The investment grade CMOs issued by Countrywide Home Loans, included in the investment securities portfolio, exceeded 10% of stockholders’ equity at December 31, 2002; the cumulative net balance at cost and fair value of these CMOs were $24.4 million and $24.5 million, respectively.

      Proceeds from the sale of available-for-sale investment securities during the year were $39.4 million. The Company realized a net gain of $0.1 million on the sale of various investment securities ($13 thousand in realized losses).

      Two securities with a net balance at cost and a fair value of $4.9 million at December 31, 2002 were pledged to secure a FHLB advance of $5.0 million.

Sources of Funds

      The Bank’s principal sources of funds in recent years have been deposits obtained on a retail basis through its branch offices and advances from the FHLB. In addition, funds have been obtained from maturities and repayments of loans and investment securities, and sales of loans, investment securities and other assets, including real estate owned.

Deposits

      At December 31, 2002, the Bank operated thirteen retail-banking locations with three primary product lines; (1) checking and savings accounts, (2) money market accounts, and (3) certificates of deposit. The Bank currently has thirteen retail branches, seven of which are located in the South Bay region. The Bank also has two branches in Orange County, two branches in San Diego County and two branches in the San Fernando Valley, one of which is in Ventura County. At December 31, 2002, the Bank’s retail branches by region each carried an average deposit balance of $212.1 million, $96.2 million, $94.8 million and $73.0 million in the Valley, Orange County, South Bay, and San Diego regions, respectively, which is substantially higher than most local banking companies. The Bank does not operate a money desk or otherwise solicit Brokered Deposits.

      The Bank has several types of deposit accounts principally designed to attract short term deposits. The table below summarizes the twelve month average on deposits and the weighted average interest costs incurred thereon during the periods indicated. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest Income.”

	Year Ended December 31,

	2002			2001			2000

		Weighted			Weighted			Weighted
	Average	Average	Percent	Average	Average	Percent	Average	Average	Percent
	Amount	Cost	of Total	Amount	Cost	of Total	Amount	Cost	of Total
(Dollars in thousands)
Noninterest checking	$37,258	—	2.78%	$32,956	—	2.69%	$31,174	—	2.67%
Checking/ NOW	66,993	1.89%	5.01%	49,014	2.48%	4.00%	39,609	2.46%	3.39%
Passbook	51,065	1.77%	3.82%	35,345	2.52%	2.89%	26,658	2.18%	2.28%
Money market	378,728	2.66%	28.32%	215,243	3.94%	17.58%	180,815	4.99%	15.46%
Certificates of deposit(1)	803,391	3.05%	60.07%	892,016	5.54%	72.84%	891,037	5.94%	76.20%

Total	$1,337,435	2.83%	100.00%	$1,224,574	5.04%	100.00%	$1,169,293	5.58%	100.00%

(1)	Includes $150.0 million of state deposits placed by the State of California with the Bank. See “Notes to Consolidated Financial Statements — Note 8 — Deposits” for certificates of deposit with balances >$100,000.

FHLB Advances

      A primary alternate funding source for the Bank is a credit line with the FHLB with a maximum advance of up 40% of the total Bank assets subject to sufficient qualifying collateral. The FHLB system functions as a source of credit to savings institutions that are members of the FHLB. Advances are secured by the Bank’s mortgage loans, the capital stock of the FHLB owned by the Bank and certain investment securities owned by the Bank. Subject to the FHLB’s advance policies and requirements, these advances can be requested for any business purpose in which the Bank is authorized to engage. In granting advances, the FHLB considers a member’s creditworthiness and other relevant factors. At December 31, 2002, the Bank had an approved line of credit with the FHLB for a maximum advance of up to 40% of the Bank’s total assets ($996.5 million as of December 31, 2002) based on qualifying collateral. In February 2003, the FHLB increased this line of credit to 45% of total Bank assets. At December 31, 2002, the Bank had thirty-two FHLB advances outstanding totaling $599.0 million, which had a weighted averaged interest rate of 4.12% and a weighted average remaining maturity of 2 years and 7 months.

Senior Notes

      During 2002, the Company repurchased the balance of its 12.5% Senior Notes, the majority of which were redeemed on December 31, 2002 at the call premium of 106.25%. The Company used proceeds of a $15.0 million private issuance of trust preferred securities, described herein, and excess cash at the holding company to repurchase these notes. The repurchases resulted in an extraordinary item, net of tax, of $1.1 million, or $0.13 per diluted share, during the fourth quarter, and $1.2 million, or $0.15 per diluted share, during the year and will result in approximately $2.1 million reduction in interest expense in 2003.

Capital Securities

      In 2001 and 2002, the Company organized four statutory business trusts and wholly owned subsidiaries of the Company (the “Capital Trusts”), which issued an aggregate of $51.0 million of fixed and floating rate Capital Securities. The Capital Securities, which were issued in separate private placement transactions, represent undivided preferred beneficial interests in the assets of the respective Trusts. The Company is the owner of all the beneficial interests represented by the Common Securities of the Capital Trusts (collectively, the “Common Securities” and together with the Capital Securities the “Trust Securities”). The Capital Trusts exist for the sole purpose of issuing the Trust Securities and investing the proceeds thereof in fixed rate and floating rate, junior subordinated deferrable interest debentures issued by the Company and engaging in certain other limited activities. Interest on the Capital Securities is payable semi-annually.

      The table below sets forth information concerning the Company’s Capital Securities as of December 31, 2002.

(Dollars in thousands)
		Date of	Maturity		Initial
Ownership	Subsidiary	Issuance	Date	Amount	Rate	Rate Cap	Rate	Call Date(1)

100%	HFC Capital Trust I	3/28/01	6/8/31	$9,000	10.18%	N/A	Fixed	10 Years
100%	HFC Capital Trust II	11/28/01	12/8/31	$5,000	5.17%	11.00%	LIBOR + 3.75%	5 Years
100%	HFC Capital Trust III	4/10/02	4/10/32	$22,000	5.32%	11.00%	LIBOR + 3.70%	5 Years
100%	HFC Capital Trust IV	11/1/02	11/1/32	$15,000	4.97%	12.00%	LIBOR + 3.35%	5 Years

(1)	Exercise of the call option on any of the Capital Securities is at par.

Business Combinations, Goodwill and Acquired Intangible Assets

      On August 23, 2002, the Company acquired all of the assets and liabilities of First Fidelity. The acquisition of First Fidelity was accounted for under the purchase method of accounting, and accordingly, all assets and liabilities were adjusted to and recorded at their estimated fair values as of the acquisition date. Goodwill and other intangible assets represent the excess of purchase price over the fair value of net assets acquired by the Company. In accordance with SFAS No. 141, the Company recorded goodwill for a purchase business combination to the extent that the purchase price of the acquisition exceeded the net identifiable assets and intangible assets of the acquired company. See “Notes to Consolidated Financial Statements — Note 7 — Business Combinations, Goodwill and Acquired Intangible Assets.”

      As a result of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminates amortization of goodwill, the Company is required to evaluate goodwill annually, or more frequently if impairment indicators arise. Since the Company’s acquisition of First Fidelity occurred on August 23, 2002, intangible assets associated with this acquisition, which has been allocated to the Company’s only operating segment (the Bank), will be evaluated in 2003 and impairment, if any, will be reflected in the 2003 Financial Statements. The Company identified no impairment indicators since the acquisition. The Company’s intangible assets, other than goodwill, are amortized over their estimated useful lives.

      The following tables summarize the fair values of assets and liabilities and the related premiums, discounts and goodwill associated with the acquisition:

			Premiums/
	Book Values of	Fair Values of	Discounts at
	Assets Acquired and	Assets Acquired and	Date of
	Liabilities Assumed	Liabilities Assumed	Acquisition
(Dollars in thousands)
Loans receivable, net	$527,598	$530,122	$2,524
Discounts/deferred fees on acquired loans	(927)	—	927
Intangible assets subject to amortization	—	—	1,524
Investments	64,808	64,844	36
Fixed assets	543	242	(301)
FHLB stock	8,595	8,595	—
Other assets	76,428	77,031	603
Deferred tax on valuations	—	—	(1,978)

Total assets	677,045	680,834	3,335

Deposits	449,893	453,790	3,897
FHLB advances	171,902	173,633	1,731
Other liabilities	6,386	6,386	—
Deferred tax on valuations	—	—	(2,364)

Total liabilities	628,181	633,809	3,264

Net asset value	$48,864		$71

Purchase Price
and Goodwill

Purchase Price and Goodwill Analysis:
Total consideration	69,847
Direct costs	2,058

Total purchase price	71,905
Net assets acquired	(48,864)
Net asset valuation	(71)

Goodwill	$22,970

      Premiums and discounts on loans are amortized on a loan-by-loan basis, using the effective interest method over the estimated lives of the loans. Discounts on deposits and FHLB advances are amortized over the respective estimated lives using the effective interest method. Amortization of premiums and discounts are reflected in interest income or interest expense depending on the classification of the related asset or liability.

      The following table summarizes the Company’s intangible assets as of December 31, 2002:

		Accumulated Amortization
		for the Year Ended
	Gross Carrying	December 31,	Weighted Average
	Amount(1)	2002	Amortization Period
(Dollars in thousands)
Intangible Assets:
Core deposit intangible — checking	$876	$60	5 years
Core deposit intangible — savings	648	76	5 years

Total intangible assets	$1,524	$136

(1)	Reflects original amount at the time of acquisition.

      As of December 31, 2002, the Company’s only intangible assets that are currently being amortized are core deposit intangibles, with $136 thousand in amortization expense charged to operating expense for the twelve months ended December 31, 2002.

      The following table summarizes the premium/discount for fair value adjustments in connection with the acquisition of First Fidelity:

	Balance at	Method of	Estimated
	December 31, 2002	Amortization	Remaining Life
(Dollars in thousands)
Premium on loans(1)	$1,769	Interest Method	20 years
Discount on deposits	$2,742	Interest Method	5 years
Discount on FHLB advances	$1,190	Interest Method	8 years

(1)	Approximately 18% of the premium on loans has an estimated remaining life of 16-20 years. However, approximately 82% of the total premium has a total weighted average remaining life of 9 years.

      The following table summarizes estimated future amortization expense on core deposit intangibles:

Future
For the Years	Amortization
Ended December 31,	Expense

(In thousands)
2003	$412
2004	355
2005	216
2006	156
2007	72

Item 2.	Properties

      As of December 31, 2002, the Company had fifteen leased and two wholly owned properties. The leased properties included its corporate headquarters, thirteen branch offices (two of which were ground leases for sites on which the Company has built branch offices), and one warehouse. All of the properties owned or leased by the Company are in Southern California.

      The following table summarizes the Company’s owned and leased properties at December 31, 2002. The table below reflects the principal terms and net book values of leasehold improvements for leased properties, and the net book values of the owned properties (i.e. building and land). None of the leases contain any unusual terms and are all “net” or “triple net” leases.

	Expiration	Renewal	Monthly	Square	Net Book
	of term	Options	Rental	Feet	Value

Leased:
El Segundo Corporate	11/30/05	One 5-year	$105,348	61,190	$337,140
Torrance Branch	08/31/05	N/A	8,858	4,300	127,325
Westlake Branch	06/30/10	Two 5-year	15,566	7,700	71,941
Manhattan Beach Branch	10/30/10	Four 5-year	4,590	4,590	17,405
Warehouse	06/30/04	Two 3-year	4,200	10,000	37,597
Tarzana Branch	01/31/05	Five 5-year	3,729	3,352	118,384
Redondo Beach Branch	04/30/04	Two 5-year	4,128	1,403	42,272
Hermosa Beach Branch	01/15/06	Four 5-year	2,413	588	45,453
Gardena Branch	12/31/06	Two 5-year	3,375	1,500	77,511
Tustin Loan Center	06/14/04	One 5-year	20,888	14,814	17,491
Irvine (North Park) Branch	11/01/12	N/A	7,035	2,483	—
Irvine (Oak Creek) Branch	01/09/13	N/A	8,484	2,424	—
Orange Branch	10/30/03	N/A	4,020	1,536	—
Del Mar Branch	05/01/07	Two 3-year	5,753	1,770	—
San Diego Branch	04/30/04	N/A	3,334	1,446	—

Total			$201,721	119,096	$892,519

Owned:
Hawthorne Branch				10,000	$112,291
Westchester Branch				8,800	277,159
Manhattan Beach Branch (building only)(1)				4,590	17,405
Tarzana Branch (building only)(1)				3,352	118,384

Total				26,742	$525,239

(1)	Ground lease only; building and improvements are owned by the Company but revert to the landlord upon termination of the lease.

      The Bank utilizes a client-server computer system with use of various third-party vendors’ software for retail deposit operations, loan servicing, accounting and loan origination functions. The net book value of the Bank’s electronic data processing equipment, including personal computers and software, was $1.0 million at December 31, 2002.

      At December 31, 2002, the net book values of the Company’s office property, and furniture, fixtures and equipment, excluding data processing equipment, were $4.1 million. See “Notes to Consolidated Financial Statements — Note 6 — Office Property and Equipment.” The Company believes that all of the above facilities are in good condition and are adequate for the Company’s present operations.

Item 3.	Legal Proceedings

Litigation

      The Bank is a defendant in a construction defect case entitled Stone Water Terrace HOA v. Hawthorne Savings and Loan Association. In this action, Plaintiff alleges, under several theories of recovery, that the Bank is responsible for construction defects in a 43-unit condominium complex. The Bank initially provided construction loans to the developer, but took over the completion of a portion of the project after the developer defaulted. The Bank denies the allegations in the complaint and has cross-complained against all of the subcontractors for indemnity. Discovery has commenced, and Plaintiffs are claiming damages of approximately $3.6 million. In pretrial motions, the Court has held that the Bank cannot be held liable to Plaintiffs in connection with defects found in 23 units which were completed and sold before the Bank foreclosed on the project. Although the Bank intends to vigorously defend its position in these actions and to seek indemnification from the responsible parties, there can be no assurances that the Company will prevail. In addition, the inherent uncertainty of jury or judicial verdicts makes it impossible to determine with certainty the Company’s maximum exposure in this action, although based upon the information developed to date, the Company believes its exposure will not be material. However, it is probable that the Company will incur substantial legal fees defending this matter.

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

      No matters were submitted to a vote of stockholders during the fourth quarter of 2002.

Item 4A.     Executive Officers

      The following table sets forth, as of February 28, 2003, the names and ages of all executive officers of the Company, indicating their positions and principal occupation.

Name	Age	Position with the Company and Prior Experience

Simone Lagomarsino	41	President and Chief Executive Officer of Hawthorne Financial Corporation and Hawthorne Savings, F.S.B., since December 1999. Executive Vice President and Chief Financial Officer of Hawthorne Financial and Hawthorne Savings, F.S.B., from February 1999 through December 1999. Executive Vice President and Chief Financial Officer of First Plus Bank from March 1998 to February 1999. Senior Vice President, Finance of Imperial Financial Group from March 1997 to March 1998. Senior Vice President and Chief Financial Officer of Ventura County National Bank from March 1995 to March 1997 (Ventura County National Bank was sold to City National Bank in January 1997). Financial advisor Prudential Securities September 1993 to March 1995.
David Rosenthal	59	Executive Vice President and Chief Financial Officer of Hawthorne Savings, F.S.B., since September 2002. Chief Financial Officer of Casden Properties Inc., from 1999 to July 2002. Senior Vice President of IMC Mortgage from 1998 to 1999. President and Chief Operating Officer of First National Mortgage Exchange, Inc., from 1995 to 1998. Chief Executive Officer of Rosenthal Consulting Group from 1989 to 1995. Executive Vice President and Chief Financial Officer of Columbia Savings & Loan from 1983 through 1989. Audit Partner with Deloitte & Touche from 1977 through 1983.
Robert P. Quinn	52	Executive Vice President and Chief Lending Officer of Hawthorne Savings, F.S.B. since November 2002. First Senior Vice President of United California Bank/ Sanwa Bank from 1996 to 2002. Vice President of Chase Manhattan Corporation from 1973 through 1995.
David L. Hardin	49	Executive Vice President of Hawthorne Savings, F.S.B., since September 1993. Executive Vice President and Director, Retail Banking of Downey Savings from February 1992 to September 1993. Executive Vice President and Chief Retail Officer of Valley Federal Savings from November 1990 to February 1992.
Charles B. Stoneburg	60	Executive Vice President and Chief Administrative Officer of Hawthorne Savings, F.S.B., since August 1993. President of Semper Enterprises Inc., from August 1981 to July 1993. Executive Vice President of FiServ Corporation from September 1972 to August 1981.

Name	Age	Position with the Company and Prior Experience

Jacqueline Calhoun	33	Senior Vice President and Chief Credit Officer of Hawthorne Savings, F.S.B., since October 2001. Senior Consultant of Unicon Financial Services, Inc. from January 2000 to October 2001. Senior Vice President of American International Bank from January 1998 to January 2000. Credit Administration consultant from January 1997 to January 1998.
Eileen Lyon	45	Senior Vice President, General Counsel, and Corporate Secretary of Hawthorne Financial Corporation and Hawthorne Savings, F.S.B., since February 2000. Partner with Manatt, Phelps & Phillips, LLP, from 1993 to February 2000.

PART II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters

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

	High	Low

Year ended December 31, 2002
First quarter	$29.25	$19.01
Second quarter	32.50	28.75
Third quarter	33.23	24.70
Fourth quarter	29.56	25.69
Year ended December 31, 2001
First quarter	$17.00	$14.50
Second quarter	18.20	15.56
Third quarter	20.42	17.65
Fourth quarter	20.00	18.03

Stockholders

      As of March 21, 2003, there were approximately 445 holders of record.

Dividends

      It is the present policy of the Company to retain earnings to provide funds for use in its business; however, this policy is evaluated on an on-going basis. The Company has not paid cash dividends on the Common Stock since 1993.

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

	At or for the Year Ended December 31,

(Dollars in thousands,	2002		2001		2000	1999	1998
except per share data)
Consolidated statements of income:
Interest revenues	$137,194		$147,686		$148,988	$132,747	$106,992
Interest costs	(64,087)		(85,670)		(88,682)	(73,626)	(61,874)

Net interest income	73,107		62,016		60,306	59,121	45,118
Provision for credit losses	(870)		(3,400)		(6,000)	(12,000)	(7,135)

Net interest income after provision for credit losses	72,237		58,616		54,306	47,121	37,983
Noninterest revenues	6,387		5,630		8,094	7,820	4,653
Income/ (loss) from real estate operations, net	71		205		(924)	324	1,909
General and administrative expenses	(38,534)		(34,537)		(36,524)	(37,035)	(28,833)
Income before income taxes and extraordinary item	40,161		29,914		24,952	18,230	15,712
Income tax provision	(16,259)		(12,612)		(10,668)	(8,030)	(4,674)

Income before extraordinary item	23,902		17,302		14,284	10,200	11,038
Extraordinary item (net of taxes)	(1,203	)(1)	(469	)(1)	—	—	—

Net income	$22,699		$16,833		$14,284	$10,200	$11,038

Per share amounts:
Basic earnings per share before extraordinary item	$3.75		$3.27		$2.69	$1.93	$2.64
Extraordinary item (net of taxes)	(0.19)		(0.09)		—	—	—

Basic earnings per share before extraordinary item	$3.56		$3.18		$2.69	$1.93	$2.64

Diluted earnings per share after extraordinary item	$3.03		$2.29		$1.94	$1.33	$1.65
Extraordinary item (net of taxes)	(0.15)		(0.06)		—	—	—

Diluted earnings per share after extraordinary item	$2.88		$2.23		$1.94	$1.33	$1.65

Tangible diluted book value per share	16.40	(2)	16.00		13.91	12.10	10.43
Balance sheet data at period end:
Total assets	2,494,970		1,856,197		1,753,395	1,581,153	1,412,434
Cash and cash equivalents	21,849		98,583		99,919	86,722	45,449
Investment securities	267,596		—		—	—	—
Loans receivable, net	2,114,255		1,709,283		1,608,067	1,444,968	1,326,791
Real estate owned, net	—		1,312		2,859	5,587	4,070
Deposits	1,662,810		1,199,645		1,214,856	1,086,635	1,019,450
Senior notes due 2004	—		25,778		39,358	40,000	40,000
Capital securities	51,000		14,000		—	—	—

	At or for the Year Ended December 31,

(Dollars in thousands,	2002	2001	2000	1999	1998
except per share data)
FHLB advances	600,190	484,000	384,000	349,000	264,000
Stockholders’ equity	163,066	120,449	104,161	92,304	81,424
Allowance for credit losses	35,309	30,602	29,450	24,285	17,111
Asset quality at period end:
Nonaccrual loans	$7,675	$20,666	$31,601	$44,031	$47,688
Real estate owned, net	—	1,312	2,859	5,587	4,070

	$7,675	$21,978	$34,460	$49,618	$51,758

Net charge-offs	$3,352	$2,248	$835	$4,826	$3,298
Yields and costs (for the period):
Interest-earnings assets	6.69%	8.20%	8.94%	8.68%	9.06%
Interest-bearing liabilities	3.41%	5.21%	5.81%	5.21%	5.60%
Interest rate spread(3)	3.28%	2.99%	3.13%	3.47%	3.46%
Net interest margin(4)	3.57%	3.45%	3.62%	3.87%	3.82%
Performance ratios (5):
Return on average assets	1.09%	0.93%	0.85%	0.66%	0.93%
Return on average common stockholders’ equity	16.90%	15.13%	14.58%	11.66%	18.22%
Average stockholders’ equity to average assets	6.48%	6.17%	5.85%	5.68%	5.09%
Efficiency ratio(6)	48.07%	50.89%	50.19%	48.35%	57.88%
Bank capital ratios at period end:
Tangible	7.46%	8.36%	8.01%	8.05%	7.65%
Core	7.46%	8.36%	8.01%	8.05%	7.65%
Tier 1	10.42%	11.63%	11.30%	11.37%	10.10%
Risk-based	11.68%	12.70%	12.23%	12.50%	11.10%
Asset quality data at period end:
Total nonaccrual loans to total assets	0.31%	1.11%	1.80%	2.78%	3.38%
Nonaccrual loans to total gross loans	0.36%	1.19%	1.93%	3.00%	3.55%
Allowance for credit losses to gross loans	1.64%	1.76%	1.80%	1.65%	1.27%
Allowance for credit losses to nonaccrual loans	460.05%	148.08%	93.19%	55.15%	35.88%
Net charge-offs to average loans	0.18%	0.13%	0.05%	0.34%	0.30%

(1)	Related to the accelerated write-off of prepaid issuance costs and premium due to the repurchase and redemption of Senior Notes.

(2)	Excludes goodwill, intangible assets, net of tax, and unrealized gain on available-for-sale securities, net of tax.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest income divided by average interest-earning assets.

(5)	With the exception of period end ratios, all ratios are based on average balances for the period.

(6)	Represents general and administrative expenses (excluding other/legal settlements) divided by net interest income before provision for credit losses and noninterest revenues.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The following discussion provides information about the critical accounting policies, results of operations, financial condition, liquidity and asset quality of the Company. This information is intended to facilitate the understanding and assessment of significant changes and trends related to the financial condition of the Company and the results of its operations. This discussion and analysis should be read in conjunction with the information under “Item 1 — Business,” “Item 6 — Selected Financial Data,” the Company’s Consolidated Financial Statements and the accompanying notes presented herein. See “Cautionary Statement Regarding Forward Looking Statements.”

Critical Accounting Policies

      The Company’s accounting policies are integral to understanding the results reported. Additional accounting policies are described in detail in “Note 1 — Summary of Significant Accounting Policies,” to the Consolidated Financial Statements, included herein. The Company’s most complex and critical accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of the Company’s current accounting polices involving significant management valuation judgments.

Allowance for Credit Losses

      Management evaluates the allowance for credit losses in accordance with GAAP, within the guidance established by SFAS No. 5, “Accounting for Contingencies,” and SFAS No. 114, as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan,” SAB 102, “Selected Loan Loss Allowance Methodology and Documentation Issues,” as well as standards established by regulatory Interagency Policy Statements on the ALLL. The allowance for credit losses represents management’s estimate of losses inherent in the Bank’s loan portfolio as of the balance sheet date. Management evaluates the adequacy of the allowance on a quarterly basis by reviewing its loan portfolio to identify these inherent losses and to assess the overall probability of collection of the loans in the portfolio. Included in this quarterly review is the monitoring of delinquencies, default and historical loss experience, among other factors impacting portfolio risk. The Bank’s methodology for assessing the appropriate allowance level consists of several components, which include the allocated and unallocated GVA and SVA for identified loans.

      Management separates loans into pools by loan type and risk factor (i.e. loan grade). The grading system is designed to evaluate risk. Loan grading provides management with information regarding actual or potential loan problems and provides a basis for establishing action plans to strengthen credits. Management segments its portfolio into pools with similar characteristics, based on loan type (collateral driven) and risk factor (loan grade). The primary factors used in assigning risk factors (loan grades) include: capacity and willingness of borrower/guarantor to service debt considering current financial data; cash flow of the underlying real estate collateral; the borrower’s ability to service existing debts; alternate sources of repayment; trade and bank payment history; effects of current and anticipated market and economic conditions; impact of interest rate fluctuations; collateral value and the borrower’s ability to refinance collateral based on current value; property tax status; payment status; status of insurance and taxes; and, existence of other liens.

      Currently, the portfolio is segmented by collateral type, further stratified by loan grade (Pass grades 1, 2 and 3, Special Mention and Substandard). A brief description of these classifications follows:

•	The three pass loan grades represent a level of credit quality, which ranges from high quality assets with no well defined deficiency or weakness, to some noted weakness with average risk and nominal loss potential.

•	Special mention assets have potential weaknesses that require close monitoring by management, but do not currently possess characteristics that would expose the Bank to a sufficient degree of risk to warrant an adverse classification.

•	Substandard assets, grade 5, have a well-defined weakness, which are characterized by the potential loss to the Bank if the deficiencies are not corrected. Occasionally a loan in this category might require an SVA and is evaluated on a case-by-case basis.

•	Substandard assets, grade 6, are assets that display weaknesses described above under grade 5, with the added characteristic that the weaknesses make full collection of the debt questionable. These loans may be placed on nonaccrual status. Some of these assets may be considered impaired under SFAS No. 114 and an analysis is performed to determine if there is a need for a SVA.

      Management establishes SVAs for credit losses on individual loans when it has determined that recovery of the Bank’s gross investment is not probable and when the amount of loss can be reasonably determined. SFAS No. 114 defines loan impairment as the existence of uncertainty concerning collection of all principal and interest per the contractual terms of a loan. Nonaccrual loans and loans which are considered troubled debt restructures (“TDR”) are typically impaired and analyzed individually for SVAs. For collateral dependent loans, impairment is typically considered measured by comparing the loan amount to the fair value of collateral (determined via appraisals and/or internal valuations), less costs to sell, with a SVA established for the shortfall amount. Other methods can be used to estimate impairment (market price or present value of expected future cash flows discounted at the loan’s original interest rate). The Bank currently has a SVA of $0.2 million for one loan.

      The GVA includes an unallocated amount. The unallocated allowance is based upon management’s evaluation of various conditions, such as general economic and business conditions affecting the Bank’s key lending areas, the effects of which are not directly measured in the determination of the GVA formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio components. In evaluating the inherent risk associated with imprecision in estimating the allowance, management has determined it to be prudent to maintain an unallocated allowance, in the range of between 3% and 5% of the total GVA. In addition, Management currently intends to maintain an unallocated allowance of up to approximately 5% to account for the economic uncertainty in Southern California until economic or other conditions warrant a reassessment of the level of the unallocated GVA.

      Management believes that the provision for credit losses was at an adequate level during 2002 and that the allowance for credit losses of $35.3 million at December 31, 2002, is adequate to absorb the losses that, in the opinion and judgment of management, are known or inherent in the Bank’s loan portfolio.

Nonaccrual Loans

      The Bank generally ceases to accrue interest on a loan when: 1) principal or interest has been contractually delinquent for a period of 90 days or more, unless the loan is both well secured and in the process of collection; or, 2) full collection of principal and/or interest is not reasonably assured. In addition, classified construction loans for which interest is being paid from interest reserve loan funds, rather than the borrower’s own funds, may also be placed on nonaccrual status. A nonaccrual loan may be restored to accrual status when delinquent principal and interest payments are brought current, the loan is paying in accordance with its payment terms for a period, typically between three to six months, and future monthly principal and interest payments are expected to be collected.

Real Estate Owned

      Properties acquired through foreclosure, or deed in lieu of foreclosure (“real estate owned,” “REO”), are transferred to REO and carried at the lower of cost or estimated fair value less the estimated costs to sell the property (“fair value”). The fair value of the property is based upon a current appraisal. The difference between the fair value of the real estate collateral and the loan balance at the time of transfer is recorded as a loan charge-off if fair value is lower. Subsequent to foreclosure, management periodically performs valuations and the REO property is carried at the lower of carrying value or fair value, less estimated costs to sell. The determination of a property’s estimated fair value incorporates (1) revenues projected to be realized from disposal of the property, (2) construction and renovation costs, (3) marketing and transaction costs and (4) holding costs (e.g., property taxes, insurance and homeowners’ association dues). Any subsequent declines in the fair value of the REO property after the date of transfer are recorded through a write-down of the asset. In accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” if the Bank originates a loan to facilitate the sale of the REO property, revenue recognition upon disposition of the property is dependent upon the sale having met certain criteria relating to the buyer’s initial investment in the property sold. Gains and losses from sales of real estate owned properties are reflected in “Income from real estate operations, net” in the consolidated statements of income.

Investment Securities

      The investment policy of the Bank seeks to provide and maintain liquidity, produce favorable returns on investments without incurring unnecessary interest rate or credit risk, while complementing the Bank’s lending activities. The Bank’s policies generally limit investments to government and federal agency backed securities and other non-government guaranteed securities, including investment grade debt obligations.

      The Bank’s investment securities portfolio is subject to interest rate risk. Fluctuations in interest rates may cause actual prepayments to vary from the estimated prepayments over the life of the security. This may result in adjustments to the amortization of premiums or accretion of discounts related to these instruments, consequently changing the net yield on such securities. Reinvestment risk is also associated with the cash flows from such securities. The unrealized gain/loss on such securities may also be adversely impacted by changes in interest rates.

      Under SFAS No. 115, investment securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. Securities not classified as held-to-maturity or trading, with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value. Currently, all investment securities of the Bank are classified as available-for-sale. The unrealized gains and losses for these securities are excluded from earnings and reported in other comprehensive income, as part of stockholders’ equity. The Company is obligated to assess, at each reporting date, whether there is“other than temporary” impairment to its investment securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date. The Company had no impaired investment securities during 2002.

      Purchase premiums and discounts are recognized in interest income using the interest method over the estimated lives of the securities.

Intangible Assets

      As a result of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminates amortization of goodwill, the Company is required to evaluate goodwill annually, or more frequently if impairment indicators arise. Since the Company’s acquisition of First Fidelity occurred on August 23, 2002, intangible assets associated with this acquisition, which has been allocated to the Company’s only operating segment (the Bank), will be evaluated in 2003 and impairment, if any, will be reflected in the 2003 Financial Statements. See “Notes to Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies” and “Notes to Consolidated Financial Statements — Note 7 — Business Combinations, Goodwill and Acquired Intangible Assets.”

Income Taxes

      Management estimates tax provision based on the amount it expects to owe various tax authorities. Taxes are discussed in more detail in “Notes to Consolidated Financial Statements — Note 1 — Summary of

Accounting Policies” and “Notes to Consolidated Financial Statements — Note 10 — Income Taxes,” of the Consolidated Financial Statements.

Results of Operations

2002 Compared with 2001

General

      Net income includes the financial impact since August 23, 2002, of the Company’s acquisition of First Fidelity, which is described in “Notes to Consolidated Financial Statements — Note 7 — Business Combinations, Goodwill and Acquired Intangible Assets.”

      Net income for 2002 was $22.7 million, or $2.88 per diluted share after extraordinary item, an increase of 34.85% over net earnings of $16.8 million, or $2.23 per diluted share, for 2001. Net income for 2002 resulted in a return on average assets (“ROA”) of 1.09%, compared with a ROA of 0.93% for 2001. Return on average equity (“ROE”) was 16.90% for 2002, compared with a ROE of 15.13% for 2001.

      During 2002, the Company repurchased the balance of its 12.5% Senior Notes, the majority of which were redeemed on December 31, 2002 at the call premium of 106.25%. The repurchases resulted in an extraordinary item, net of tax, of $1.2 million, or $0.15 per diluted share during the year. The Company used a combination of cash and $15.0 million of trust preferred securities to fund the repurchases.

      Total general and administrative expenses (“G&A”) were $38.5 million, for the year ended December 31, 2002, compared with $34.5 million for 2001. Although G&A (excluding Other/legal settlements) for the year ended 2002 reflected a 10.99% increase, compared with G&A (excluding Other/legal settlements) for the same period in 2001, G&A (excluding Other/legal settlements) to average assets decreased from 1.88% to 1.82%. The increase in G&A was primarily attributable to the acquisition of First Fidelity.

Net Interest Income

      The following table shows average balance sheet data, related revenues and costs, and effective weighted average yields and costs for each of the three years ended December 31.

	Twelve Months Ended December 31,

	2002			2001			2000

	Average	Revenues/	Average	Average	Revenues/	Average	Average	Revenues/	Average
	Balance	Costs	Yield/Cost	Balance	Costs	Yield/Cost	Balance	Costs	Yield/Cost
(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable(1)(2)	$1,833,856	$130,628	7.12%	$1,696,785	$143,249	8.44%	$1,547,206	$141,279	9.13%
Cash, Fed funds and other	109,178	1,818	1.67	81,446	3,231	3.97	98,071	6,233	6.36
Investment securities	77,988	3,155	4.05	—	—	—	—	—	—
Investment in capital stock of Federal Home Loan Bank	28,281	1,593	5.63	21,754	1,206	5.54	20,566	1,476	7.18

Total interest-earning assets	2,049,303	137,194	6.69	1,799,985	147,686	8.20	1,665,843	148,988	8.94

Noninterest-earning assets	23,888			2,845			9,410

Total assets	$2,073,191			$1,802,830			$1,675,253

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits(3)	$1,300,177	$36,755	2.83%	$1,191,618	$60,022	5.04%	$1,138,119	$63,513	5.58%
FHLB advances	511,614	21,931	4.23	407,836	20,956	5.07	346,983	20,180	5.82
Senior notes	24,819	3,120	12.50	31,714	3,970	12.52	39,912	4,989	12.50
Capital securities	32,540	2,281	7.01	7,345	722	9.83	—	—	—

Total interest-bearing liabilities	1,869,150	64,087	3.41	1,638,513	85,670	5.21	1,525,014	88,682	5.81

Noninterest-bearing checking	37,258			32,956			31,174
Noninterest-bearing liabilities	32,477			20,098			21,124
Stockholders’ equity	134,306			111,263			97,941

Total liabilities and stockholders’ equity	$2,073,191			$1,802,830			$1,675,253

Net interest income		$73,107			$62,016			$60,306

Interest rate spread			3.28%			2.99%			3.13%

Net interest margin			3.57%			3.45%			3.62%

(1)	Includes the interest on nonaccrual loans only to the extent that it was paid and recognized as interest income.

(2)	Includes expense incurred on net deferred loan costs of $0.5 million for the year ended December 31, 2002. Includes income earned on net deferred loan fees of $2.4 million and $2.6 million for the years ended December 31, 2001 and 2000, respectively.

(3)	See page 29 for deposit information by type.

      The operations of the Company are substantially dependent on its net interest income, which is the difference between the interest income earned from its interest-earning assets and the interest expense incurred on its interest-bearing liabilities. The Company’s net interest margin is its net interest income divided by its average interest-earning assets. Net interest income and net interest margin are affected by several factors, including (1) the level of, and the relationship between, the dollar amount of interest-earning assets and interest-bearing liabilities, (2) the relationship between the repricing or maturity of the Company’s adjustable rate and fixed rate loans and the repricing of the Company’s liabilities which include deposits and FHLB advances, (3) the speed at which loans prepay and the impact of internal interest rate floors, and (4) the magnitude of the Company’s noninterest-earning assets, including nonaccrual loans and REO.

      The Company’s net interest income before provision for credit losses increased 17.88% to $73.1 million, for the year ended December 31, 2002, compared with $62.0 million during the same period in 2001. The Company’s year-over-year increase in net interest income was due to: 1) a more stable interest rate environment in 2002, as the Federal Reserve lowered rates once in 2002, compared with eleven times during 2001; 2) inclusion of First Fidelity net assets as of August 23, 2002; 3) the average cost of interest-bearing liabilities decreased faster than the decrease in the yield earned on average earning-assets; 4) the majority of adjustable rate loans reached their contractual floors; 5) the initiation of treasury activities which resulted in incremental income from investment securities; and 6) the collection of $1.0 million in interest on real estate loans that were brought current in the first quarter of 2002.

      The Company is a variable rate lender and although the static gap report shows that the balance sheet is asset sensitive, during 2002, the repricing behavior more closely approximates a liability sensitive balance sheet, as the majority of its ARM loans reached their contractual floors. As of December 31, 2002, 91.28% of the loans in the Company’s loan portfolio were adjustable rate, of which approximately 62.75%, or $1.22 billion, have reached their internal interest rate floors and thus have taken on fixed rate characteristics. The substantial majority of such loans are priced at a margin over various market sensitive indices, including MTA (38.83% of the portfolio), LIBOR (28.88% of the portfolio), Prime (13.33% of the portfolio), COFI (10.65% of the portfolio) and CMT (7.37% of the portfolio). It is expected that when/or if interest rates rise to levels above the floors in the loan portfolio, the Company will once again behave as an asset sensitive institution. As borrowers refinanced loans, the Company continued to experience prepayments of $668.0 million with a weighted average interest rate of 7.61%, for the year ended December 31, 2002. The negative impact of prepayments was partially mitigated by new loan production of $755.8 million with a weighted average rate of 6.00%, for the year ended December 31, 2002. The yield on interest-earning assets was 6.69% for the year ended December 31, 2002, compared with 8.20% for 2001. Based upon the continued projected decline in the effective yield of the lagging indices, the Company expects that the yield on its loan portfolio will decline in the future as the decreases in current market interest rates are fully incorporated.

      At December 31, 2002, 63.19% of the Company’s interest-bearing deposits were comprised of certificate accounts, with an original weighted average term of 14.5 months, compared with 71.89% with an original weighted average term of 10.5 months at December 31, 2001. The remaining, weighted average term to maturity for the Company’s certificate accounts approximated 7.7 months at December 31, 2002, compared with 10 months at December 31, 2001. Generally, the Company’s offering rates for certificate accounts move directionally with the general level of short term interest rates, though the margin may vary due to competitive pressures.

      As of December 31, 2002, 80.97% of the Company’s borrowings from the FHLB were fixed rate, with remaining terms ranging from 1 day to 8 years, compared with 74.17% with remaining terms ranging from 1 to 10 years at December 31, 2001 (though such remaining terms are subject to early call provisions). The remaining 19.03% and 25.83% of the borrowings at December 31, 2002 and December 31, 2001, respectively, carried adjustable interest rates and mature in February 2003, with 88% and 80%, respectively, of the adjustable borrowings tied to the Prime Rate.

      Assuming a flat interest rate environment, previously announced guidance that the net interest margin will be in the range of 3.35% to 3.45% for 2003 remains unchanged. However, if rates were to increase, the net interest margin will be compressed until loan rates exceed floors.

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

(2) changes in rate (i.e., changes in rate multiplied by old volume) and (3) changes attributable to both rate and volume.

	Years Ended December 31, 2002 and 2001				Years Ended December 31, 2001 and 2000
	Increase (Decrease) Due to Change in				Increase (Decrease) Due to Change in

			Volume and	Net			Volume and	Net
	Volume	Rate	Rate(1)	Change	Volume	Rate	Rate(1)	Change
(Dollars in thousands)
Interest-earning assets:
Loans receivable(2)	$11,572	$(22,384)	(1,809)	$(12,621)	$13,658	(10,658)	$(1,030)	$1,970
Cash, Fed funds and other	1,100	(1,875)	(638)	(1,413)	(1,057)	(2,342)	397	(3,002)
Investment securities	—	—	3,155	3,155	—	—	—	—
Investment in capital stock of Federal Home Loan Bank	362	19	6	387	85	(336)	(19)	(270)

Total interest-earning assets	13,034	(24,240)	714	(10,492)	12,686	(13,336)	(652)	(1,302)

Interest-bearing liabilities:
Deposits	5,468	(26,336)	(2,399)	(23,267)	2,986	(6,186)	(291)	(3,491)
FHLB advances	5,333	(3,474)	(884)	975	3,539	(2,351)	(412)	776
Senior notes	(863)	17	(4)	(850)	(1,025)	7	(1)	(1,019)
Capital securities	2,476	(207)	(710)	1,559	—	—	722	722

Total interest-bearing liabilities	12,414	(30,000)	(3,997)	(21,583)	5,500	(8,530)	18	(3,012)

Change in net interest income	$620	$5,760	$4,711	$11,091	$7,186	$(4,806)	$(670)	$1,710

(1)	Calculated by multiplying change in rate by change in volume.

(2)	Includes the interest on nonaccrual loans only to the extent that it was paid and recognized as interest income.

      The changes in the balances of interest-earnings assets and interest-bearing liabilities during 2002 were primarily due to the acquisition of First Fidelity on August 23, 2003.

      The Company’s interest revenues decreased by $10.5 million, or 7.10%, during the year ended December 31, 2002, compared with the same period in 2001. The decrease in 2002 compared to 2001 was primarily attributable to the 132 basis point decline in the yield on average loans receivable, which averaged 7.12% during 2002, compared with 8.44% in 2001, partially offset by an increase of 8.08% in the average balance of loans outstanding and the collection of $1.0 million in interest on loans that were brought current during the first quarter of 2002. Average total loans, net of deferred fees, grew to $1.8 billion in 2002, compared with $1.7 billion in 2001. Also contributing to the decrease was a 230 basis point decrease in the yield on cash and cash equivalents, which averaged 1.67% during 2002, compared with 3.97% in 2001. Average cash and cash equivalents increased to $109.2 million in 2002, compared with $81.4 million in 2001, primarily due to deployment of the excess liquidity into higher yielding investment securities. The Company continued to experience prepayments of $668.0 million with a weighted average interest rate of 7.61%, as borrowers refinanced loans, while new loan production of $755.8 million reflected a weighted average rate of 6.00%, for the year ended December 31, 2002. The net decrease in revenues was partially offset by an increase of $3.2 million earned on investment securities.

      Interest costs decreased by $21.6 million, or 25.19%, during the year ended December 31, 2002, compared with the same period in 2001. The decrease in interest expense in 2002 compared to 2001 was primarily attributable to a 180 basis point decrease in the average cost of funds, to 3.41% for the year ended December 31, 2002, from 5.21% for the same period of 2001. The reduction in the cost of funds is the result of the combination of the continued downward pressure on interest rates (rates on new certificates of deposit were generally lower than the maturing certificates of deposit) and the shift in the deposit mix during 2002. The increase in average interest-bearing liabilities for the year ended December 31, 2002, compared with 2001 was primarily due to increases of $108.6 million and $103.8 million, in the average balance of average interest-

bearing deposits and FHLB advances, respectively. Average interest-bearing deposits were $1.30 billion with an average cost of funds of 2.83% during the year ended December 31, 2002, compared with $1.19 billion and a 5.04% average cost of funds during the same period in 2001. The average balance of certificates of deposit (“CDs”) was $803.4 million with an average cost of funds of 3.05%, compared with $892.0 million and a 5.54% average cost of funds during the years ended December 31, 2002 and 2001, respectively. The average balance of money market accounts was $378.7 million with an average cost of funds of 2.66% during the year ended December 31, 2002, compared with $215.2 million and a 3.94% average cost of funds during the same period in 2001. As a percentage of total average deposits, transaction accounts have increased to 39.93% for the year ended December 31, 2002, compared with 27.16% of total average deposits during the same period in 2001. The change in the deposit mix and FHLB advances, as well as the decrease in the average cost of funds had a positive impact on the Company’s total interest costs during 2002.

      These changes in interest revenues and interest costs produced an increase of $11.1 million, or 17.88%, in the Company’s net interest income before provision for credit losses for the year ended December 31, 2002, compared with the same period in 2001. Expressed as a percentage of interest-earning assets, the Company’s net interest margin increased to 3.57% during the year ended December 31, 2002, compared with the net interest margin of 3.45% produced during the same period in 2001. The increase in the net interest margin in 2002 was primarily due to the interest rate floors in the loan portfolio, which resulted in the cost of funds repricing faster than the yield on the loan portfolio. However, the Company’s net interest income was impacted by the 475 basis point and 50 basis point drop in interest rates during 2001 and 2002, respectively, and continues to be adversely impacted by lower yields on new loan productions, continued runoff of existing loans, and repricing of the respective indices. In a rising interest rate environment these adjustable rate loans, that have taken on fixed rate loan characteristics, will result in potential net interest margin compression. These loans will not reprice until rates have increased enough to bring the fully indexed rate above the internal floor rate, while interest-bearing deposits will reprice more quickly.

Provision for Credit Losses

      Provision for credit losses were $0.9 million and $3.4 million for 2002 and 2001, respectively. The decrease in the provision for credit losses in 2002 was due to overall improvement in asset quality primarily resulting from successful efforts of implementing revised underwriting standards and continued strength of the Southern California real estate market. Nonaccrual loans totaled $7.7 million at December 31, 2002 (or 0.31% of total assets), compared with nonaccrual loans of $20.7 million (or 1.11% of total assets) at December 31, 2001. Other classified loans were $16.0 million at December 31, 2002, compared with $37.3 million at December 31, 2001. Additionally, total classified assets to Bank core capital and general allowance for credit losses was 10.81% in 2002, compared with 32.59% in 2001. Delinquent loans totaled $12.5 million at December 31, 2002, compared with $7.7 million at December 31, 2001. As a result of the improved asset quality, management reduced the level of provision for credit losses in 2002. The Bank’s specific valuation allowance decreased from $3.6 million at December 31, 2001 to $0.2 million at December 31, 2002, as a result of current year charge-offs, which were anticipated and specifically reserved in the 2001 allowance. At December 31, 2002, the ratio of allowance for credit losses to loans receivable, net of specific allowance, was 1.64%, compared with 1.76% at December 31, 2001.

      Although the Bank maintains its allowance for credit losses at a level which it considers to be adequate to absorb the losses that, in the opinion and judgment of management, are known and inherent in the Bank’s loan portfolio, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. The calculation of the adequacy of the allowance for credit losses, and therefore the requisite amount of provision for credit losses, is based on several factors, including underlying loan collateral values, delinquency trends and historical loan loss experience, as discussed herein, all of which can change without notice based on market and economic conditions and other factors. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies — Allowance for Credit Losses” and “Item 1 — Business, Allowance for Credit losses” for further discussion of the Bank’s allowance for credit losses.

Noninterest Revenues

      Noninterest revenues were $6.4 million for the year ended December 31, 2002, an increase of $0.8 million, or 13.45%, from $5.6 million earned in 2001. Loan related and other fees constituted 65.43% of total noninterest revenues and were comprised primarily of prepayment fees resulting from the high level of refinancings. Fee income on deposits increased 12.78% for the year ended December 31, 2002, compared with the same period in 2001, resulting from the growth in core transaction deposits.

      Loan related fees were $4.2 million for 2002, compared with $4.3 million in 2001 and primarily consist of fees collected from borrowers (1) for the early repayment of their loans, (2) for the extension of the maturity of loans (predominantly short term construction loans, with respect to which extension options are often included in the original term of the Bank’s loan) and (3) in connection with certain loans which contain exit or release fees payable to the Bank upon the maturity or repayment of the Bank’s loan. Noninterest revenues also include deposit fee income for service fees, nonsufficient fund fees and other miscellaneous check and service charges, which increased to $1.5 million for 2002, an increase of 12.78% from $1.4 million earned in 2001.

Real Estate Owned

      The following table sets forth the costs and revenues attributable to the Bank’s REO properties for the periods indicated.

	Years Ended December 31,

	2002	2001	2000
(Dollars in thousands)
Expenses associated with REO:
Repairs, maintenance and renovation	$(21)	$(22)	$(294)
Insurance and property taxes	—	(10)	(18)

	(21)	(32)	(312)
Net income/(loss) from sales of REO	87	106	(166)
Property operations, net	5	131	30
Charge-off for losses on REO	—	—	(476)

Income/(loss) from real estate operations, net	$71	$205	$(924)

      Net income/(loss) from sales of REO properties represent the difference between the proceeds received from property disposal and the carrying value of such properties upon disposal. During the year ended December 31, 2002, the Bank sold one property generating net cash proceeds of $1.4 million and net income of $0.1 million, compared with sales of five properties generating net cash proceeds of $3.0 million and net income of $0.1 million during 2001.

Noninterest Expenses

General and Administrative Expenses

      The table below details the Company’s general and administrative expenses for the periods indicated.

	Years Ended December 31,

	2002 and 2001			2001 and 2000

	2002	2001	Change	2001	2000	Change
(Dollars in thousands)
Employee	$22,389	$18,320	$4,069	$18,320	$17,391	$929
Operating	7,259	6,409	850	6,409	6,092	317
Occupancy	4,109	4,015	94	4,015	3,758	257
Professional	2,132	2,857	(725)	2,857	4,255	(1,398)
Technology	1,734	1,897	(163)	1,897	1,939	(42)
SAIF premiums and OTS assessments	588	929	(341)	929	893	36
Other/legal settlements	323	110	213	110	2,196	(2,086)

Total	$38,534	$34,537	$3,997	$34,537	$36,524	$(1,987)

      Although G&A (excluding Other/legal settlements) for the year ended 2002 reflected a 10.99% increase, compared with G&A for the same period in 2001, G&A to average assets decreased from 1.88% to 1.82%. The increase in G&A was primarily attributable to the acquisition of First Fidelity. Employee related costs increased primarily due to increased headcount due to the inclusion of First Fidelity employees. Operating costs increased primarily due to additional supplies for the First Fidelity offices and increased third party service fees due to the acquisition. Professional fees decreased primarily due to insurance company reimbursements totaling $0.7 million for legal fees and increased third party service fees related to litigation and fewer outstanding legal issues.

      The Bank pays premiums to the SAIF based upon the dollar amount of deposits it holds and the assessment rate charged by the FDIC, which is based upon the Bank’s financial condition, its capital ratios and the rating it receives in connection with annual regulatory examinations by the OTS. SAIF premiums and OTS assessments were $0.6 million and $0.9 million for the year ended December 31, 2002 and 2001, respectively.

      During 2002, other non-operating expenses totaled $0.3 million, primarily consisting of $0.7 million in one-time merger related and conversion expenses as a result of the acquisition of First Fidelity, partially offset by a credit in legal settlement expenses of $0.4 million.

Income Taxes

      The effective tax rate was 40.48% for the year ended 2002, compared with 42.16% for 2001. The lower effective tax rate in 2002 was primarily the result of a $0.6 million nonrecurring tax benefit in the third quarter of 2002 resulting from a change in state tax law related to the treatment of bad debts, which impacted all California financial institutions with assets in excess of $500.0 million. The Company expects to record provision for income taxes at an effective tax rate of between 40% and 42% during 2003.

Extraordinary Item

      During 2002, the Company repurchased the balance of its 12.5% Senior Notes, the majority of which were redeemed on December 31, 2002 at the call premium of 106.25%. Payment of the premium and recognition of the prepaid offering costs associated with the Senior Notes resulted in an extraordinary loss of $1.2 million, net of related income taxes of $0.9 million, or $0.15 per diluted share. See “Notes to the Consolidated Financial Statements — Note 18 — Extraordinary Item.”

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

      The Company’s net interest income before provision for credit losses increased 2.84% to $62.0 million during the year ended December 31, 2001, compared with $60.3 million for the year ended December 31, 2000. The Company’s net interest income was impacted by a 475 basis point drop in interest rates during 2001. The resulting historically low interest rate environment produced compression in the net interest margin during the first half of the year due to the immediate repricing of adjustable rate assets and the lag in liability repricing resulting from the six month weighted average maturity of certificates of deposits. The Company’s yield on average earning assets was 8.20% for the year ended December 31, 2001, compared with 8.94% during the same period in 2000. Contributing to the increase in year over year interest revenues on loans was a $10.9 million, or 34.60%, decrease in nonaccrual loans. The average cost of funds for the Company decreased to 5.21% during the year ended December 31, 2001, compared with 5.81% for the year ended December 31, 2000. The Company’s resulting net interest margin for the year ended December 31, 2001, was 3.45%, compared with 3.62% during the same period in 2000. Although the year over year net interest margin declined, the Company had shown continuous improvement in this area, with the net interest margin increasing to 3.66% during the fourth quarter of 2001, from 3.30% during the first and second quarters of 2001, and 3.49% during the third quarter of 2001. As of December 31, 2001, 90.62% of the Company’s loan portfolio was tied to adjustable rate indices, such as MTA, LIBOR, Prime, COFI and CMT. Out of these adjustable rate loans, approximately 61.73%, or $1.0 billion, had reached their internal interest rate floors. Therefore, these loans had taken on fixed rate characteristics, while the majority of the Company’s deposits had a six month average life.

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

      Total general and administrative expenses (“G&A”) were $34.5 million for the year ended December 31, 2001, compared with $36.5 million of G&A incurred during the same period in 2000. Included in G&A for 2000 was $2.2 million, primarily in connection with ongoing litigation and/or satisfaction of judgments against the Company.

Net Interest Income

      The Company’s net interest income increased 2.84% to $62.0 million during the year ended December 31, 2001, compared with $60.3 million during the year ended December 31, 2000. Average interest-earning assets increased to $1.8 billion for the year ended December 31, 2001, compared with $1.7 billion for the year ended December 31, 2000. Due to the historically low interest rate environment in 2001, which had continued into 2002, prepayment speeds continue to increase. The yield on interest-earning assets was 8.20% for the year ended December 31, 2001, compared with 8.94% during the same period in 2000. The growth in loans was funded through borrowings from the FHLB. The average cost of interest-bearing liabilities for the Company decreased to 5.21% for the year ended December 31, 2001, compared with 5.81% during the same period in 2000.

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

      Interest costs decreased by $3.0 million, or 3.40%, during the year ended December 31, 2001, compared with the same period in 2000. The decrease was primarily attributable to a 60 basis point decrease in the average cost of funds, to 5.21% for the year ended December 31, 2001, from 5.81% for the same period of 2000. The Company’s average interest-bearing liabilities increased to $1.64 billion for the year ended December 31, 2001, compared with $1.53 billion during the same period in 2000, primarily due to increases of $60.9 million and $53.5 million, in the average balance of FHLB advances and average interest-bearing deposits, respectively. Average interest-bearing deposits were $1.19 billion with an average cost of funds of 5.04% during the year ended December 31, 2001, compared with $1.14 billion and a 5.58% average cost of funds during the same period in 2000. The average balance of CDs was $892.0 million with an average cost of funds of 5.54%, compared with $891.0 million and a 5.94% average cost of funds during the years ended December 31, 2001 and 2000, respectively. The average balance of money market accounts was $215.2 million with an average cost of funds of 3.94% during the year ended December 31, 2001, compared with $180.8 million and a 4.99% average cost of funds during the same period in 2000. As a percentage of total average deposits, transaction accounts increased to 27.16% for the year ended December 31, 2001, compared with 23.80% of total average deposits during the same period in 2000. The change in the deposit mix and the decrease in the average cost of funds had a positive impact on the Company’s total interest costs during 2001.

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

      Although the year over year net interest margin declined, the Company showed continuous improvement in this area, with the net interest margin increasing to 3.66% during the fourth quarter of 2001, from 3.30% during the first and second quarters of 2001, and 3.49% during the third quarter of 2001. This quarter over quarter increase was primarily due to experiencing the benefit of the repricing of the certificates of deposits, which had a six month average life. As of December 31, 2001, $1.0 billion, or 61.73%, of the Company’s adjustable rate loan portfolio had reached contractual floors. These loans had taken on fixed rate repricing characteristics until sufficient upward interest rate movements will bring the fully indexed rate above their floors.

Provision for Credit Losses

      Provision for credit losses were $3.4 million and $6.0 million for 2001 and 2000, respectively. The decrease in the provision for credit losses in 2001, was due to improvement in asset quality through the elimination of collateral dependent lending, tightening of other loan attributes (LTV, debt service coverage ratio, etc.), revision of approval authorities which began in January 2000 and internal limitations on loan size beginning in January 2001. Nonaccrual loans totaled $20.7 million at December 31, 2001 (or 1.11% of total assets), compared with nonaccrual loans of $31.6 million (or 1.80% of total assets) at December 31, 2000. Other classified loans were $37.3 million at December 31, 2001, compared with $40.6 million at December 31, 2000. Additionally, total classified assets to Bank core capital and general allowance for credit losses was 32.59% in 2001, compared with 45.78% in 2000. Delinquent loans totaled $7.7 million at December 31, 2001, compared with $26.9 million at December 31, 2000. As a result of the improved asset quality, management reduced the level of provision for credit losses in 2001. At December 31, 2001, the ratio of allowance for credit losses to loans receivable, net of specific allowance, was 1.76%, compared with 1.80% at December 31, 2000.

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

Real Estate Owned

      During the year ended December 31, 2001, the Company sold 5 properties generating net cash proceeds of $3.0 million and net income of $0.1 million, compared with sales of 14 properties generating net cash proceeds of $5.1 million and a net loss of $0.2 million during the year ended December 31, 2000.

Noninterest Expenses

General and Administrative Expenses

      Total general and administrative expenses were $34.5 million for the year ended December 31, 2001, compared with $36.5 million of G&A incurred during the same period in 2000. The decrease in general and administrative expenses was primarily attributed to the decrease of $2.1 million in other/legal settlement expenses, as described below, and $1.4 million in professional fees. The reduction in professional fees was primarily due to fewer outstanding legal issues in 2001 and insurance company reimbursements for legal fees incurred in 2000. The increased employee costs was primarily due to $0.7 million in compensation related expenses as a result of a new formalized employee merit program implemented in 2001. The efficiency ratio for the year ended December 31, 2001, was 50.89% compared with 50.19% for the year ended December 31, 2000.

      During 2001, other/legal settlements expenses totaled $0.1 million associated with ongoing litigation and/or satisfaction of judgments against the Company, compared with $2.2 million during the same period in 2000. This decrease was primarily attributable to the $2.0 million expense during 2000 associated with ongoing litigation and/or satisfaction of judgments against the Company, including the satisfaction of the judgment in the Takaki vs. Hawthorne Savings and Loan Association matter, and $0.1 million in connection with the early termination of the lease for office space in Irvine.

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

Stockholders’ Equity and Regulatory Capital

      The Company’s capital consists of common stockholders’ equity, which amounted to $163.1 million, or 6.53%, of the Company’s total assets at December 31, 2002. See “Consolidated Statements of Stockholders’ Equity,” “Notes to Consolidated Financial Statements — Note 12 — Capital and Debt Offerings,” and “Capital Resources and Liquidity” below.

      Management is committed to maintaining capital at a level sufficient to assure shareholders, customers, and regulators that the Company and its subsidiaries are financially sound. The Company and the Bank are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. As of December 31, 2002, the Bank’s core and risk-based capital was $183.9 million and $206.2 million, respectively. According to regulatory definitions, Banks whose Tier 1 and total capital ratios meet or exceed 6% and 10%, respectively, are deemed “well capitalized.” As of December 31, 2002, the Bank was categorized as “well capitalized” under the regulatory framework for PCA Rules, with core and risk-based capital ratios of 7.46% and 11.68%, respectively. See “Notes to Consolidated Financial Statements — Note 13 — Regulatory Matters.”

Capital Resources and Liquidity

      Hawthorne Financial Corporation maintained cash and cash equivalents of $1.8 million at December 31, 2002. Hawthorne Financial Corporation is a holding company with no significant business operations outside of the Bank. From time to time, the Company is dependent upon the Bank for dividends in order to make future semi-annual interest payments. The ability of the Bank to provide dividends to Hawthorne Financial Corporation is governed by applicable regulations of the OTS. The Bank received OTS approval to declare a dividend to the Holding Company in an amount necessary to pay the 2002 interest payments on the Senior Notes and the Capital Securities, as well as to fund the acquisition of First Fidelity. Based upon these applicable regulations, the Bank’s supervisory rating, and the Bank’s current and projected earnings rate, management fully expects the Bank to maintain the ability to provide dividends to Hawthorne Financial Corporation for the payment of interest on the holding company’s long-term debt and the acquisition of treasury shares for the foreseeable future.

      The Bank’s primary funding sources are deposits, principal payments on loans, FHLB advances and cash flows from operations. Other possible sources of liquidity available to the Company include the sale of loans and investment securities, commercial bank lines of credit, and direct access, under certain conditions, to borrowings from the Federal Reserve System. The cash needs of the Bank are principally for the payment of interest on, and withdrawals of, deposit accounts, the funding of loans, investments and operating costs and expenses. OTS regulations no longer require a savings association to maintain a specified average daily balance of liquid assets. The Bank maintains an adequate level of liquid assets to ensure safe and sound daily operations.

      A primary alternate funding source for the Bank is a credit line with the FHLB with a maximum advance of up 40% of the total Bank assets subject to sufficient qualifying collateral. In February 2003, the FHLB increased this line of credit to 45% of total Bank assets. The FHLB system functions as a source of credit to savings institutions that are members of the FHLB. Advances are secured primarily by the Bank’s mortgage loans and the capital stock of the FHLB owned by the Bank. Subject to the FHLB’s advance policies and requirements, these advances can be requested for any business purpose in which the Bank is authorized to engage. At December 31, 2002, the Company had thirty-two FHLB advances outstanding totaling $599.0 million which had a weighted averaged interest rate of 4.12% and a weighted average remaining maturity of 2 years and 7 months. See “Notes to the Consolidated Financial Statements — Note 9 — FHLB Advances”.

      On August 23, 2002, the Company issued 1,266,540 shares of Hawthorne Financial Corporation stock and $37.8 million in cash for the 1,815,115 shares of First Fidelity Bancorp, Inc. stock and 88,000 options outstanding. See “Notes to Consolidated Financial Statements — Consolidated Statements of Stockholders’ Equity,” and “Notes to Consolidated Financial Statements — Note 12 — Capital and Debt Offerings.”

      During the year ended December 31, 2002, the Company repurchased the balance of its 12.5% Senior Notes, the majority of which were redeemed on December 31, 2002 at the call premium of 106.25%. The repurchases resulted in an extraordinary item, net of tax, of $1.2 million or $0.15 per diluted share. The Company used the proceeds of $15.0 million private issuance of Trust Preferred Securities and excess cash held at the holding company to fund the repurchases.

      As of December 31, 2002, cumulative repurchases of treasury shares, under the Company’s repurchase program, were 1,182,983 shares at an average price of $20.88. There were 1,188,383 treasury shares at December 31, 2002.

      Issuance of each trust preferred debt obligation (capital securities) is through statutory business trusts and wholly owned subsidiaries of the Company. See “Item 1 — Business, Capital Securities” on page 29.

      The table below sets forth information concerning the Company’s capital securities as of December 31, 2002.

(Dollars in thousands)		Date of	Maturity		Initial
Ownership	Subsidiary	Issuance	Date	Amount	Rate	Rate Cap	Rate	Call Date(1)

100%	HFC Capital Trust I	3/28/01	6/8/31	$9,000	10.18%	N/A	Fixed	10 Years
100%	HFC Capital Trust II	11/28/01	12/8/31	$5,000	5.17%	11.00%	LIBOR + 3.75%	5 Years
100%	HFC Capital Trust III	4/10/02	4/10/32	$22,000	5.32%	11.00%	LIBOR + 3.70%	5 Years
100%	HFC Capital Trust IV	11/1/02	11/1/32	$15,000	4.97%	12.00%	LIBOR + 3.35%	5 Years

(1)	Exercise of the call option on any of the capital securities is at par.

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

      Lending Commitments — At December 31, 2002, the Company had commitments to fund the undisbursed portion of existing construction and land loans of $76.2 million and income property and estate loans of $5.1 million. The commitments to fund the undisbursed portion of existing lines of credit, excluding construction and land lines of credit, totaled $9.3 million.

      In addition, as of December 31, 2002, the Company had commitments to fund $70.5 million in loans approved by the bank.

      Operating Leases — These leases generally are entered into only for non-strategic investments (e.g., office buildings, warehouses) where the economic profile is favorable. The liquidity impact of outstanding leases is not material to the Company as disclosed herein. See “Notes to Consolidated Financial Statements — Note 14 — Commitments and Contingencies.”

      Participation Loans — The Bank enters into agreements with other financial institutions to participate a percentage of ownership interest in selected loan originations of the Bank, in the ordinary course of business. The participation agreements reflect an absolute and outright sale from the Bank to the participant for a percentage ownership interest in the loan originated by the Bank. These agreements are generally made by the Bank to the participant without recourse, representation, or warranty, either expressed or implied, other than usual and customary representations and warranties regarding ownership by the Bank.

      Other Contractual Obligations — The Company does not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. As of December 31, 2002, the Federal Home Loan Bank issued six letters of credit (“LC”) for a total of $193.5 million. The purpose of the LCs is to fulfill the collateral requirements for five deposits totaling $150.0 million placed by the State of California with the Company. The LCs are issued in favor of the State Treasurer of the State of California and mature over the next six months. The maturities coincide with the maturities of the State’s deposits. There are no issuance fees associated with these LCs; however, a maintenance fee of 15 basis points per annum is paid monthly by the Company. See “Notes to Consolidated Financial Statements — Note 15 — Off-Balance Sheet Activity.”

      Related Party Transactions — The Company has related party transactions in the ordinary course of business. The Company also granted loans to certain executives, and extended credit in the form of overdraft protection lines, as disclosed herein. The Company does not have any other related party transactions that materially affect the results of operations, cash flow or financial condition. See “Notes to Consolidated Financial Statements — Note 17  — Related Parties.”

Interest Rate Risk Management

      Interest rate risk (“IRR”) and credit risk constitute the two greatest sources of financial exposure for insured financial institutions. Please refer to “Item 1 — Business, Loan Portfolio,” for a thorough discussion of the Company’s lending activities. IRR represents the impact that changes in absolute and relative levels of market interest rates may have upon the Company’s net interest income (“NII”) and theoretical liquidation value, also referred to as net portfolio value (“NPV”). NPV is defined as the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities. Changes in the NII (the net interest spread between interest-earning assets and interest-bearing liabilities) are influenced to a significant degree by the repricing characteristics of assets and liabilities (timing risk), the relationship between various rates (basis risk), and changes in the shape of the yield curve.

      The Company realizes income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest expensed on deposits and borrowings. The volumes and yields on loans, investments, deposits and borrowings are affected by market interest rates. As of December 31, 2002, 91.28% of the Company’s loan portfolio was tied to adjustable rate indices, such as MTA, LIBOR, Prime, COFI and CMT. As of December 31, 2002, $1.2 billion, or 62.75%, of the Company’s adjustable rate net loan portfolio had reached their internal interest rate floors. These loans will take on fixed rate repricing characteristics until sufficient upward interest rate movements will bring the fully indexed rate above their internal interest rate floors.

      The Bank’s investment securities portfolio is subject to interest rate risk. Fluctuations in interest rates may cause actual prepayments to vary from the estimated prepayments over the life of the security. This may result in adjustments to the amortization of premiums or accretion of discounts related to these instruments, consequently changing the net yield on such securities. Reinvestment risk is also associated with the cash flows from such securities. The unrealized gain/loss on such securities may also be adversely impacted by changes in interest rates.

      At December 31, 2002, 63.19% of the Company’s interest-bearing deposits were comprised of certificate accounts, with an original weighted average term of 14.5 months. The remaining, weighted average term to maturity for the Company’s certificate accounts approximated 7.7 months at December 31, 2002. Generally, the Company’s offering rates for certificate accounts move directionally with the general level of short term interest rates, though the margin may vary due to competitive pressures.

      As of December 31, 2002, 80.97% of the Company’s borrowings from the FHLB are fixed rate, with remaining terms ranging from 1 day to 8 years (though such remaining terms are subject to early call provisions). The remaining 19.03% of the borrowings carry an adjustable interest rate, with 88% of the adjustable borrowings tied to the Prime Rate, maturing in February 2003. The Company intends to roll these borrowings into shorter term and overnight maturities in the near term and expects to extend these liabilities sometime during 2003.

      Changes in the market level of interest rates directly and immediately affect the Company’s interest spread, and therefore profitability. Sharp and significant changes to market rates can cause the interest spread to shrink or expand significantly in the near term, principally because of the timing differences between the repricing of the adjustable rate loans and the repricing of the deposits and borrowings.

      The Company’s Asset/ Liability Committee (“ALCO”) is responsible for managing the Company’s assets and liabilities in a manner that balances profitability, IRR and various other risks including liquidity. ALCO operates under policies and within risk limits prescribed by, reviewed and approved by the Board of Directors.

      ALCO seeks to stabilize the Company’s NII and NPV by matching its rate-sensitive assets and liabilities through maintaining the maturity and repricing of these assets and liabilities at appropriate levels given the interest rate environment. When the amount of rate-sensitive liabilities exceeds rate-sensitive assets within specified time periods, the NII generally will be negatively impacted by increasing rates and positively impacted by decreasing rates. Conversely, when the amount of rate-sensitive assets exceeds the amount of rate-sensitive liabilities within specified time periods, net interest income will generally be positively impacted by increasing rates and negatively impacted by decreasing rates. The speed and velocity of the repricing of assets and liabilities will also contribute to the effects on the Company’s NII and NPV, as will the presence or absence of periodic and lifetime internal interest rate caps and floors. The benefit of the Bank’s asset sensitive balance sheet will be mitigated by the $1.2 billion in loans that have reached contractual floors that will not immediately reprice upwards in a rising interest rate environment. In fact, although the bank is technically asset sensitive, due to the floors, the repricing behavior more closely approximates a liability sensitive balance sheet. These adjustable loans have taken on fixed rate loan characteristics and will not reprice until rates have increased enough to bring the fully indexed rate above the internal floor rate.

      The Company utilizes two methods for measuring interest rate risk, gap analysis and interest rate simulations. Gap analysis focuses on measuring absolute dollar amounts subject to repricing within certain periods of time, specifically the one year horizon. Interest rate simulations are produced using a software model that is based on actual cash flows and repricing characteristics for all of the Company’s financial instruments and incorporates market-based assumptions regarding the impact of changing interest rates on current levels of applicable financial instruments. These assumptions are inherently uncertain, and, consequently, the model cannot precisely measure net interest income or precisely predict the impact of changes in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and management strategies. See “Item 7A, Quantitative and Qualitative Disclosure about Market Risks.”

      A traditional, although analytically limited measure, of a financial institution’s IRR is the “static gap.” Static gap is the difference between the amount of assets and liabilities (adjusted for any off-balance sheet positions) which are expected to mature or reprice within a specific period. Generally, a positive gap benefits an institution during periods of rising interest rates, and a negative gap benefits an institution during periods of declining interest rates. However, because of the floors on loans, and because a portion of the Company’s interest sensitive assets and liabilities are tied to indices that may lag changes in market interest rates by three months or more, the static gap analysis is not the most effective tool to measure the Company’s sensitivity to interest rates.

      Although the cumulative static gap position indicates an asset-sensitive position, the Company’s net interest income will be impacted by the significant amount of adjustable rate loans that have reached floor interest rates in excess of current market rates. In a rising rate environment, the Company’s liabilities within a cumulative static gap period will reprice upward to market rates while the loan portfolio may not reprice up because of the floors, causing a reduction in net interest income. Conversely, in a declining rate environment, the Company’s liabilities will continue to reprice downward, while its loan portfolio remains at its floor rates, thereby creating an increase in net interest income.

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

      With the sharp decline in interest rates during 2001, the rate shock scenarios for a decrease in rates became unpredictable. Many of the current deposit rates and market indices such as LIBOR were below 3%. As a result, a rate shock down of 300 or even 200 basis points was not possible. With concurrence from the OTS, for December 31, 2002, rate shocks were performed for 100, 200 and 300 basis points up, and 100 basis points down.

      The Company utilizes internal interest rate floors and caps on individual loans to mitigate the risk of interest margin compression. The risk to the Company associated with the internal interest rate floors is that interest rates may decline, and the borrower may choose to refinance the loan, either with the Company or with another financial institution, resulting in the Company having to replace the higher-yielding asset at a lower rate. Due to the 2001 interest rate environment, which continued into 2002, prepayment speeds continued to increase. If this trend continues in 2003, it could negatively impact growth in interest earning assets and the overall yield, which in turn could negatively impact net income and operational efficiency. The Company is also exposed to risks associated with interest rate caps in that interest rate increases could exceed the maximum rates allowed on such loans while the Company’s cost of funds continues to rise. As a result, the interest income derived from these loans would remain at the cap, resulting in an overall compression on net interest income.

      The following table sets forth information concerning repricing opportunities for the Company’s interest-earning assets and interest-bearing liabilities as of December 31, 2002. The amount of assets and liabilities shown within a particular period were determined in accordance with their contractual maturities, except that adjustable rate products are included in the period in which they are first scheduled to adjust and not in the period in which they mature. Such assets and liabilities, including those loans that have reached their internal interest rate floors, are classified by the earlier of their maturity or repricing date.

	December 31, 2002

		Over Three		Over
		through	Over Six	One Year
	Three Months	Six	through	through	Over
	Or Less	Months	Twelve Months	Five Years	Five Years	Total
(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents(1)	$1,721	$—	$—	$—	$—	$1,721
Investments and FHLB Stock(2)	60,587	—	—	232,336	—	292,923
Loans(3)	1,185,370	727,744	53,248	35,882	136,250	2,138,495

Total interest-earning assets	$1,247,678	$727,744	$53,248	$268,218	$136,250	$2,433,138

Interest-bearing liabilities
Deposits:
Non-certificates of deposit	$597,528	$—	$—	$—	$—	$597,528
Certificates of deposit(4)	365,739	227,863	224,185	204,935	—	1,022,722
FHLB advances(5)	119,000	58,000	15,000	202,000	205,000	599,000
Capital securities	—	42,000	—	—	9,000	51,000

Total interest-bearing liabilities	$1,082,267	$327,863	$239,185	$406,935	$214,000	$2,270,250

Interest rate sensitivity gap	$165,411	$399,881	$(185,937)	$(138,717)	$(77,750)	$162,888
Cumulative interest rate sensitivity gap	$165,411	$565,292	$379,355	$240,638	$162,888	$162,888
As percentage of total interest-earning assets	6.80%	23.23%	15.59%	9.89%	6.69%	6.69%

(1)	Excludes noninterest-earning cash balances.

(2)	Excludes investments’ mark-to-market adjustment and (discounts)/premiums.

(3)	Balances include $7.7 million of nonaccrual loans, and exclude deferred (fees) and costs and allowance for credit losses.

(4)	Excludes discounts on certificates of deposit acquired in connection with the acquisition of First Fidelity.

(5)	Excludes discounts on FHLB advances acquired in connection with the acquisition of First Fidelity.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risks

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

      At December 31, 2002, based on the Company’s internally generated model, it was estimated that the Company’s NPV ratio was 9.87% in the event of a 200 basis point increase in rates, an increase of 0.61% from basecase of 9.81%. If rates were to decrease by 100 basis points, the Company’s NPV ratio was estimated at 9.83%, an increase of 0.20% from basecase.

      Presented below, as of December 31, 2002, is an analysis of the Company’s IRR as measured in the NPV for instantaneous and sustained parallel shifts of 100, 200, and 300 basis point increments in market interest rates.

	Net Portfolio Value

(Dollars in thousands)		$ Change from		Change from
Change in Rates	$ Amount	Basecase	Ratio	Basecase

+300 bp	251,198	(50)	10.01%	20 bp
+200 bp	248,693	(2,555)	9.87%	6 bp
+100 bp	249,516	(1,732)	9.82%	1 bp
0 bp	251,248		9.81%
-100 bp	253,984	2,736	9.83%	2 bp
-200 bp	n/a	n/a	n/a	n/a
-300 bp	n/a	n/a	n/a	n/a

      Management believes that the NPV methodology overcomes several shortcomings of the typical static gap methodology. First, it does not use arbitrary repricing intervals and accounts for all expected cash flows, weighing each by its appropriate discount factor. Second, because the NPV method projects cash flows of each financial instrument under different rate environments, it can incorporate the effect of embedded options on an association’s IRR exposure. Third, it allows interest rates on different instruments to change by varying amounts in response to a change in market interest rates, resulting in more accurate estimates of cash flows. In addition, NPV takes into account the caps and floors on loans. In the table shown above, this is reflected in the uses of value in the up 100 bp and 200 bp scenarios and the gain in value in the down 100 bp scenario. The adjustable rate loans that have reached their floors gain value as rates drop and lose value as rates rise until each loan’s floor is exceeded. This table demonstrates an anticipated decrease in value until rates have increased 300 bp or more, as liabilities reprise upward and earning asset yields remain stagnant.

      On a quarterly basis, the results of the internally generated model are reconciled to the results of the OTS model. Historically the OTS has valued the NPV higher. This is the result of the Company using local market data compared to national data when establishing market value. The OTS’ model does not take into account floors on loans. However, based on both the Company’s model and the regulatory model, in accordance with the OTS Guideline’s Interest Rate Sensitivity Measure, the Company falls within the OTS’ minimal risk category.

Item 8.	Financial Statements and Supplementary Data

      Information regarding Financial Statements and Supplementary Data appears on pages A-1 through A-42 under the captions “Consolidated Statements of Financial Condition,” “Consolidated Statements of Income,” “Consolidated Statements of Stockholders’ Equity,” “Consolidated Statements of Cash Flows” and “Notes to Consolidated Financial Statements” and is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Except as hereinafter noted, the information concerning directors and executive officers of the Company is incorporated by reference from the section entitled “Election of Directors” of the Company’s Proxy Statement, which is filed as Exhibit No. 99.4 to this Annual Report on Form 10-K. For information concerning executive officers of the Company, see “Item 4(A). Executive Officers Of The Registrant.”

Item 11.	Executive Compensation

      Information concerning executive compensation is incorporated by reference from the section entitled “Compensation of Directors and Executive Officers” in the Company’s Proxy Statement, which is filed as Exhibit No. 99.4 to this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The following table summarizes information as of December 31, 2002 relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock, or other rights to acquire shares may be granted from time to time. As of December 31, 2002, the Company had no equity compensation plans that were not approved by security holders.

Number of Securities
Remaining Available for Future
	Number of Securities	Weighted-Average	Issuance under Equity
	to be Issued upon	Exercise Price of	Compensation Plans (excluding
	Exercise of Outstanding	Outstanding	securities reflected in the
Plan Category	Options	Options	first column)

Equity compensation plans approved by security holders	763,900	$18.06	104,367

      Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the sections entitled “Security Ownership of Principal Stockholders and Management” and “Election of Directors” of the Company’s Proxy Statement, which is filed as Exhibit No. 99.4 to this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions

      Information concerning certain relationships and related transactions is incorporated by reference from the section entitled “Certain Transactions” of the Company’s Proxy Statement, which is filed as Exhibit No. 99.4 to this Annual Report on Form 10-K.

PART IV

Item 14.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      Under SEC rules, the Company is required to maintain disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Within the 90-day period prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s management, including the Company’s Chief Executive Officer and Chief

Financial Officer, supervised and participated in the evaluation. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the evaluation date.

Changes in Internal Control

      There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (A) The following documents are filed as part of this report:

(1) Financial Statements

Independent Auditors’ Report
Consolidated Financial Statements
Consolidated Statements of Financial Condition as of December 31, 2002 and 2001
Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements for the years ended December 31, 2002, 2001 and 2000

(2) Financial Statement Schedules

Schedules are omitted because they are not applicable or because the required information is provided in the Consolidated Financial Statements, including the Notes thereto.

      (B) Reports on Form 8-K

During the fourth quarter of 2002, registrant filed the following Current Reports on Form 8-K:

		Item
Date Filed	Form	Numbers

10/16/02	8-K	2, 5, 7, 9
11/05/02	8-K	5
11/05/02	8-K/A	7
11/14/02	8-K	9
12/03/02	8-K	7, 9

      (C) Exhibits

Exhibits are listed by number corresponding to the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
Number	Description of Document

3.1	Certificate of Incorporation of the Company and Amendment of Certificate of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
4.1	Specimen certificate of the Company’s Common Stock (2)
4.2	Form of Warrants to purchase an aggregate of 2,512,188 shares of Common Stock (2)
4.3	Registration Rights Agreement among the Company and certain investors (2)
4.4	Unit Purchase Agreement among the Company and the investors named therein (2)

Exhibit
Number	Description of Document

4.5	Indenture dated as of March 28, 2001 between Hawthorne Financial Corporation and Wilmington Trust Company, as Trustee (2)
4.6	Certificate of Trust of HFC Capital Trust I (2)
4.7	Amended and Restated Trust Agreement of HFC Capital Trust I, among Hawthorne Financial Corporation, Wilmington Trust Company and the Administrative Trustees named therein dated as of March 28, 2001 (2)
4.8	Capital Securities Certificate of HFC Capital Trust I (2)
4.9	Common Securities Certificate of HFC Capital Trust I (2)
4.10	Capital Securities Guarantee Agreement between Hawthorne Financial Corporation and Wilmington Trust Company, dated as of March 28, 2001 (2)
4.11	Common Securities Guarantee Agreement between Hawthorne Financial Corporation and Wilmington Trust Company, dated as of March 28, 2001 (2)
4.12	10.18% Junior Subordinated Deferrable Interest Debentures due June 8, 2031 (2)
4.13	Indenture dated as of November 28, 2001 between Hawthorne Financial Corporation and Wilmington Trust Company, as Trustee (3)
4.14	Certificate of Trust of HFC Capital Trust II (3)
4.15	Amended and Restated Trust Agreement of HFC Capital Trust II, among Hawthorne Financial Corporation, Wilmington Trust Company and the Administrative Trustees named therein dated as of November 28, 2001 (3)
4.16	Capital Securities Certificate of HFC Capital Trust II (3)
4.17	Common Securities Certificate of HFC Capital Trust II (3)
4.18	Capital Securities Guarantee Agreement between Hawthorne Financial Corporation and Wilmington Trust Company, dated as of November 28, 2001 (3)
4.19	Floating Rate Junior Subordinated Debt Securities due December 8, 2031 (3)
4.20	HFC Capital Trust II Placement Agent Agreement (3)
4.21	Declaration of Trust of HFC Capital Trust III
4.22	Amended and Restated Declaration of Trust of HFC Capital Trust III, among Hawthorne Financial Corporation, Wilmington Trust Company and the Administrative Trustees named therein dated as of April 10, 2002
4.23	Capital Securities Certificate of HFC Capital Trust III
4.24	Common Securities Certificate of HFC Capital Trust III
4.25	Capital Securities Guarantee Agreement between Hawthorne Financial Corporation and Wilmington Trust Company, dated as of April 10, 2002
4.26	Floating Rate Junior Subordinated Debt Security due 2032
4.27	Indenture dated as of April 10, 2002, between Hawthorne Financial Corporation and Wilmington Trust Company, as Trustee
4.28	Certificate of Trust of HFC Capital Trust IV
4.29	Amended and Restated Trust Agreement of HFC Capital Trust IV, among Hawthorne Financial Corporation, The Bank of New York and the Administrative Trustees named therein dated as of November 1, 2002
4.30	Preferred Security Certificate of HFC Capital Trust IV
4.31	Common Security Certificate of HFC Capital Trust IV
4.32	Guarantee Agreement between Hawthorne Financial Corporation and The Bank of New York, dated as of November 1, 2002
4.33	Floating Rate Junior Subordinated Note due 2032
4.34	Junior Subordinated Indenture dated as of November 1, 2002 between Hawthorne Financial Corporation and The Bank of New York, as Trustee

Exhibit
Number	Description of Document

10.1	Hawthorne Financial Corporation 2001 Stock Incentive Plan (3)*
10.2	Change in Control Agreements between Company and Simone Lagomarsino (4)*
10.3	Form of Change in Control Employment Agreement for Executive Officers (4)*
10.4	Deferred Compensation Plan (2)*
10.5	Agreement and Plan of Reorganization dated as of March 20, 2002 and amended and restated as of April 24, 2002, by and among Hawthorne Financial Corporation, First Fidelity Bancorp, Inc., Hawthorne Savings, F.S.B., First Fidelity Investment & Loan Association and HF Merger Corp. (5)
10.6	Employment Agreement for Robert P. Quinn
11.1	Statement on computation of per share earnings (6)
21.1	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.3	Hawthorne Financial Corporation Code of Conduct
99.4	Proxy Statement for Annual Meeting of Shareholders (7)

*	Management contract, compensatory plan or arrangement.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 33-74800) filed on February 3, 1994.

(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2001

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(5)	Incorporated by reference from the Company’s Registration Statement on Form S-4 (No. 333-89776) filed on June 4, 2002.

(6)	See Note 1 to the Notes to Consolidated Financial Statements included in Item 8 and listed in Item 15(a) of this Annual Report on Form 10-K.

(7)	To be filed within 120 days after the end of the fiscal year ended December 31, 2002.

SIGNATURES

      Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWTHORNE FINANCIAL CORPORATION

By:	/s/ SIMONE LAGOMARSINO

Simone Lagomarsino
President and Chief Executive Officer

Dated: March 28, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SIMONE LAGOMARSINO Simone Lagomarsino	Director, President, and Chief Executive Officer (Principal Executive Officer)	March 28, 2003

/s/ DAVID ROSENTHAL David Rosenthal	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2003

/s/ TIMOTHY R. CHRISMAN Timothy R. Chrisman	Chairman of the Board	March 28, 2003

/s/ GARY W. BRUMMETT Gary W. Brummett	Director	March 28, 2003

/s/ CARLTON JENKINS Carlton Jenkins	Director	March 28, 2003

/s/ ANTHONY W. LIBERATI Anthony W. Liberati	Director	March 28, 2003

/s/ HARRY F. RADCLIFFE Harry F. Radcliffe	Director	March 28, 2003

/s/ HOWARD E. RITT Howard E. Ritt	Director	March 28, 2003

CERTIFICATION

I, Simone Lagomarsino, certify that:

      1. I have reviewed this annual report on Form 10-K of Hawthorne Financial Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

c) presented in this annual report the Company’s conclusions about the effectiveness of the disclosure controls and procedures based on its evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on the Company’s most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Company’s most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ SIMONE LAGOMARSINO

Simone Lagomarsino
President and Chief Executive Officer

Date: March 28, 2003

CERTIFICATION

I, David Rosenthal, certify that:

      1. I have reviewed this annual report on Form 10-K of Hawthorne Financial Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

c) presented in this annual report the Company’s conclusions about the effectiveness of the disclosure controls and procedures based on its evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on the Company’s most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Company’s most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ DAVID ROSENTHAL

David Rosenthal
Executive Vice President and Chief Financial Officer

Date: March 28, 2003

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS, INDEPENDENT AUDITORS’ REPORT

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

Hawthorne Financial Corporation
El Segundo, California:

      We have audited the accompanying consolidated statements of financial condition of Hawthorne Financial Corporation and Subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hawthorne Financial Corporation and Subsidiaries as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

LOS ANGELES, CALIFORNIA

FEBRUARY 12, 2003

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
	2002	2001
(Dollars in thousands)
Assets:
Cash and cash equivalents	$21,849	$98,583
Investment securities available-for-sale, at fair value	267,596	—
Loans receivable (net of allowance for credit losses of $35,309 in 2002 and $30,602 in 2001)	2,114,255	1,709,283
Real estate owned	—	1,312
Accrued interest receivable	11,512	9,677
Investment in capital stock of Federal Home Loan Bank, at cost	34,705	24,464
Office property and equipment at cost, net	5,106	4,237
Deferred tax asset, net	10,068	4,363
Goodwill	22,970	—
Intangible assets	1,388	—
Other assets	5,521	4,278

Total assets	$2,494,970	$1,856,197

Liabilities and Stockholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing	$39,818	$35,634
Interest-bearing:
Transaction accounts	597,528	338,829
Certificates of deposit	1,025,464	825,182

Total deposits	1,662,810	1,199,645
FHLB advances	600,190	484,000
Senior notes	—	25,778
Capital securities	51,000	14,000
Accounts payable and other liabilities	17,904	12,325

Total liabilities	2,331,904	1,735,748

Commitments and Contingencies (Note 14)	—	—
Stockholders’ Equity:
Common stock — $0.01 par value; authorized 20,000,000 shares; issued, 8,576,048 shares (2002) and 5,920,266 shares (2001)	86	59
Capital in excess of par value — common stock	81,087	44,524
Retained earnings	105,134	82,435
Accumulated other comprehensive income	1,504	—
Less:
Treasury stock, at cost — 1,188,383 shares (2002) and 560,719 shares (2001)	(24,745)	(6,569)

Total stockholders’ equity	163,066	120,449

Total liabilities and stockholders’ equity	$2,494,970	$1,856,197

See accompanying notes to Consolidated Financial Statements

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2002	2001	2000
(In thousands, except per share data)
Interest revenues:
Loans	$130,628	$143,249	$141,279
Investments and other securities	3,155	—	—
Fed funds and other	3,411	4,437	7,709

Total interest revenues	137,194	147,686	148,988

Interest costs:
Deposits	36,755	60,022	63,513
FHLB advances	21,931	20,956	20,180
Senior notes	3,120	3,970	4,989
Capital securities	2,281	722	—

Total interest costs	64,087	85,670	88,682

Net interest income	73,107	62,016	60,306
Provision for credit losses	870	3,400	6,000

Net interest income after provision for credit losses	72,237	58,616	54,306
Noninterest revenues:
Loan related and other	4,715	4,268	7,072
Deposit fees	1,536	1,362	1,022
Gain on sale of available-for-sale investment securities	136	—	—

Total noninterest revenues	6,387	5,630	8,094
Income/(loss) from real estate operations, net	71	205	(924)
Noninterest expenses:
General and administrative expenses:
Employee	22,389	18,320	17,391
Operating	7,259	6,409	6,092
Occupancy	4,109	4,015	3,758
Professional	2,132	2,857	4,255
Technology	1,734	1,897	1,939
SAIF premiums and OTS assessments	588	929	893
Other/legal settlements	323	110	2,196

Total general and administrative expenses	38,534	34,537	36,524

Income before income taxes and extraordinary item	40,161	29,914	24,952
Income tax provision	16,259	12,612	10,668

Income before extraordinary item	23,902	17,302	14,284
Extraordinary item, related to early extinguishment of debt	(1,203)	(469)	—

Net income	$22,699	$16,833	$14,284

Basic earnings per share before extraordinary item	$3.75	$3.27	$2.69

Basic earnings per share after extraordinary item	$3.56	$3.18	$2.69

Diluted earnings per share before extraordinary item	$3.03	$2.29	$1.94

Diluted earnings per share after extraordinary item	$2.88	$2.23	$1.94

Weighted average basic shares outstanding	6,382	5,291	5,300

Weighted average diluted shares outstanding	7,891	7,565	7,371

See accompanying notes to Consolidated Financial Statements

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Capital in
			Excess of		Accumulated
	Number		Par		Other
	of		Value-		Comprehensive		Total
	Common	Common	Common	Retained	Income/(Loss)	Treasury	Stockholders’	Comprehensive
	Shares	Stock	Stock	Earnings	Plan	Stock	Equity	Income
(Dollars in thousands)
Balance at January 1, 2000	$5,326	$53	$40,981	$51,318	$—	$(48)	$92,304
Exercised stock options	236	3	1,114	—	—	—	1,117
Treasury stock	(387)	—	—	—	—	(3,544)	(3,544)
Net income	—	—	—	14,284	—	—	14,284	$14,284

Comprehensive income	—	—	—	—	—	—	—	$14,284

Balance at December 31, 2000	5,175	56	42,095	65,602	—	(3,592)	104,161
Exercised stock options	84	—	443	—	—	—	443
Exercised warrants	269	3	15	—	—	—	18
Tax benefit for stock options exercised	—	—	1,971	—	—	—	1,971
Treasury stock	(168)	—	—	—	—	(2,977)	(2,977)
Net income	—	—	—	16,833	—	—	16,833	$16,833

Comprehensive income	—	—	—	—	—	—	—	$16,833

Balance at December 31, 2001	5,360	59	44,524	82,435	—	(6,569)	120,449
Exercised stock options	106	2	1,121	—	—	—	1,123
Exercised warrants	1,284	13	2,720	—	—	—	2,733
Tax benefit for stock options exercised	—	—	729	—	—	—	729
Treasury stock	(628)	—	—	—	—	(18,176)	(18,176)
Stock issued for acquisition of First Fidelity(1)	1,266	12	31,993	—	—	—	32,005
Net income		—	—	22,699	—	—	22,699	$22,699
Other comprehensive income Unrealized gain (loss) on investment securities available-for-sale, net of tax	—	—	—	—	1,504 (2)	—	1,504	1,504

Comprehensive income	—	—	—	—	—	—	—	$24,203

Balance at December 31, 2002	7,388	$86	$81,087	$105,134	$1,504	$(24,745)	$163,066

(1) Stock issued at $25.27.

		December 31, 2002
(2)
	Unrealized net holding gain on available-for-sale investment securities	$2,639
	Reclassification adjustment for losses/(gains) realized in income	—

	Net unrealized gain	2,639
	Tax effect	(1,135)

	Unrealized holding gain on available-for-sale securities, net of tax	$1,504

See Accompanying Notes to Consolidated Financial Statements.

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000
(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$22,699	$16,833	$14,284
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income tax benefit	(2,249)	(1,496)	(664)
Provision for credit losses on loans	870	3,400	6,000
Chargeoff/provision for losses on real estate owned	—	—	476
Net gain on sale of investments	(136)	—	—
Net (gain)/loss from sale of loans	(24)	110	—
Net (gain)/loss from sale of real estate owned	(87)	(106)	166
Net loss on extinguishment of debt	1,203	—	—
Loan fee and discount amortization (accretion)	1,377	(2,341)	(2,822)
Depreciation and amortization	3,519	2,750	2,778
FHLB dividends	(1,646)	(1,206)	(1,476)
Decrease/(increase) in accrued interest receivable	648	1,363	(1,790)
Decrease in other assets	51,447	798	1,143
(Decrease)/increase in other liabilities	(808)	1,305	(1,788)

Net cash provided by operating activities	76,813	21,410	16,307

Cash Flows from Investing Activities:
Loans:
New loans funded	(688,283)	(666,368)	(753,066)
Payoffs and principal payments	878,725	592,617	576,206
Sales proceeds	10,891	27,765	14,961
Purchases	(78,947)	(55,458)	(8,568)
Other, net	(877)	(3,018)	466
Activity in available-for-sale investment securities:
Purchases	(258,749)	—	—
Sales proceeds	39,373	—	—
Principal payments	18,215	—	—
Purchases of FHLB stock	—	(2,528)	(630)
Redemption of FHLB stock	—	—	3,612
Real estate owned:
Sales proceeds	1,399	2,969	5,105
Capitalized costs	—	(4)	(62)
Office property and equipment:
Sales proceeds	—	—	51
Additions	(2,126)	(1,414)	(1,337)
Acquisition of First Fidelity, net of cash acquired	(24,836)	—	—

Net cash used in investing activities	$(105,215)	$(105,439)	$(163,262)

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000
(Dollars in thousands)
Cash Flows from Financing Activities:
Deposit activity, net	13,272	(15,211)	128,221
Net (decrease)/increase in FHLB advances	(56,903)	100,000	35,000
Net proceeds from exercise of stock options and warrants	3,856	461	1,117
Reduction in Senior Notes	(27,381)	(13,580)	(642)
Proceeds from Capital Securities	37,000	14,000	—
Purchases of Treasury Stock	(18,176)	(2,977)	(3,544)

Net cash (used in)/provided by financing activities	(48,332)	82,693	160,152

Net (decrease)/increase in cash and cash equivalents	(76,734)	(1,336)	13,197
Cash and cash equivalents, beginning of period	98,583	99,919	86,722

Cash and cash equivalents, end of period	$21,849	$98,583	$99,919

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$63,089	$85,241	$87,204
Income taxes, net	14,900	10,500	11,050
Non-cash investing and financing activities:
Tax benefit for exercised stock options	729	1,971	—
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

Principles of Consolidation

      The consolidated financial statements include the accounts of Hawthorne Financial Corporation and its wholly owned subsidiaries, Hawthorne Savings, F.S.B. and its wholly owned subsidiary, HS Financial Services Corporation, (“Bank”) and HFC Capital Trust I, HFC Capital Trust II, HFC Capital Trust III and HFC Capital Trust IV, which are collectively referred to herein as the “Company.” All significant intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year’s presentation.

Nature of Operations

      The Company, through its only operating segment (the Bank), is principally engaged in the business of attracting deposits from the general public and using those deposits, together with borrowings and other funds, to originate primarily residential and income property real estate loans. The Company’s principal sources of revenue are interest earned on mortgage loans and investment securities, as well as fees generated from various deposit account services and miscellaneous loan processing activities. The Company’s principal expenses are interest paid on deposit accounts and borrowings and other costs necessary to operate the Company.

Use of Estimates in the Preparation of Financial Statements

      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant estimates include the allowance for credit losses. Other estimates include fair value of investment securities, impairment of intangibles, if required, and contingent liabilities related litigation, as needed, and stock options.

Cash and Cash Equivalents

      In the consolidated statements of financial condition and cash flows, cash and cash equivalents include cash, amounts due from banks and overnight investments. Office of Thrift and Supervision (“OTS”) regulations no longer require a savings association to maintain an average daily balance of liquid assets.

Investment Securities

      Investment securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. Securities not classified as held-to-maturity or trading, with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, as part of stockholders’ equity.

      The Company is permitted to invest in a variety of investment securities, including U.S. Government and agency backed securities, mortgage-backed securities and investment grade securities. The investment policy of the Bank seeks to provide and maintain liquidity, produce favorable returns on investments without

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incurring unnecessary interest rate or credit risk, while complementing the Bank’s lending activities. The Company monitors its investment activities to ensure that they are consistent with the Company’s established guidelines and objectives. Purchase premiums and discounts are recognized in interest income using the interest method over the estimated lives of the securities. All investment securities of the Bank are classified as “available-for-sale.” Declines in the fair value of available-for-sale securities below cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Loans Receivable

      Loans are carried at the principal amount outstanding, net of deferred loan fees/ costs and premiums/ discounts. Net deferred loan fees and costs include deferred unamortized fees, less direct incremental loan origination costs. The Company defers all loan fees and costs, net of allowable direct costs associated with originating loans, and recognizes these net deferred fees/costs into interest revenue as a yield adjustment over the term of the loans using the interest method for permanent loans. When a loan is paid off, any unamortized net deferred fees/ costs are recognized in interest income.

      Interest on loans, including impaired loans, is recognized in revenue as earned and is accrued only if deemed collectible. The Company generally ceases to accrue interest on a loan when: 1) principal or interest has been contractually delinquent for a period of 90 days or more unless the loan is both well secured and in the process of collection; or, 2) full collection of principal and/or interest is not reasonably assured. In addition, classified construction loans for which interest is being paid from interest reserve loan funds rather than the borrower’s own funds may also be placed on nonaccrual status. A nonaccrual loan may be restored to accrual status when delinquent principal and interest payments are brought current, the loan is paying in accordance with its payment terms for a period, typically between three to six months, and future monthly principal and interest payments are expected to be collected.

      The Company considers a loan to be impaired when it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. Once a loan is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. All loans on nonaccrual status are considered to be impaired; however, not all impaired loans are on nonaccrual status. To remain on accrual status, payments on impaired loans must be current.

      When the measurement of the impaired loan is less than the recorded amount of the loan, an impairment is recognized by recording a provision and a corresponding increase to the allowance for credit losses. See further discussion below in the “Allowance for Credit Losses” section.

      As of December 31, 2002, the Bank classified its loans as held-for-investment, as the Bank’s intent and ability was to hold these loans in their portfolio until maturity.

Allowance for Credit Losses

      Management evaluates the allowance for credit losses in accordance with GAAP, within the guidance established by Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” and SFAS No. 114, as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan,” Staff Accounting Bulletin (“SAB”) 102, “Selected Loan Loss Allowance Methodology and Documentation Issues,” as well as standards established by regulatory Interagency Policy Statements on the Allowance for Loan and Lease Losses (“ALLL”). The allowance for credit losses represents management’s estimate of losses inherent in the Company’s loan portfolio as of the balance sheet date. Management evaluates the adequacy of the allowance on a quarterly basis by reviewing its loan portfolios to identify these inherent losses and to assess the overall probability of collection of these portfolios. Included in this quarterly

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

review is the monitoring of delinquencies, default and historical loss experience, among other factors impacting portfolio risk. The Company’s methodology for assessing the appropriate allowance level consists of several components, which include the allocated general valuation allowance (“GVA”), specific valuation allowances (“SVA”) for identified loans and the unallocated allowance.

      Management establishes SVAs for credit losses on individual loans when it has determined that recovery of the Bank’s gross investment is not probable and when the amount of loss can be reasonably determined. SFAS No. 114 defines loan impairment as the existence of uncertainty concerning collection of all principal and interest per the contractual terms of a loan. Nonaccrual loans and loans which are considered troubled debt restructures are typically impaired and analyzed individually for SVAs. For collateral dependent loans, impairment is typically considered measured by comparing the loan amount to the fair value of collateral (determined via appraisals and/or internal valuations), less costs to sell, with a SVA established for the shortfall amount. Other methods can be used to estimate impairment (market price or present value of expected future cash flows discounted at the loan’s original interest rate).

      The Company maintains an allowance for credit losses, GVA, which is not tied to individual loans or properties. GVAs are maintained for each of the Company’s principal loan portfolio components and supplemented by periodic additions through provisions for credit losses. In measuring the adequacy of the Company’s GVA, management considers (1) the Company’s historical loss experience for each loan portfolio component and in total, (2) the historical migration of loans within each portfolio component and in total, (3) observable trends in the performance of each loan portfolio component, and (4) additional analyses to validate the reasonableness of the Bank’s GVA balance, such as the FFIEC Interagency “Examiner Benchmark” and review of peer information. The GVA includes an unallocated amount, based upon management’s evaluation of various conditions, such as general economic and business conditions affecting our key lending areas, the effects of which are not directly measured in the determination of the GVA formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio components. Management currently intends to maintain an unallocated allowance, in the range of between 3% and 5% of the total GVA, for the inherent risk associated with imprecision in estimating the allowance, and up to approximately 5% to account for the economic uncertainty in Southern California until economic or other conditions warrant a reassessment of the level of the unallocated GVA. However, if economic conditions were to deteriorate beyond the weaknesses currently considered by management, it is possible that the GVA would be deemed insufficient for the inherent losses in the loan portfolio and further provision might be required. This could negatively impact earnings for the relevant period.

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

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estate owned properties are reflected in “Income from real estate operations, net” in the consolidated statements of income.

Office Property and Equipment

      The Company’s property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the various classes of assets. The ranges of useful lives for the principal classes of assets are as follows:

Buildings	20 - 30 years
Computers and related software	3 - 5 years
Facsimiles, copiers and printers	3 - 7 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of 5 years or term of lease
Automobiles	3 years

Business Combinations, Goodwill and Acquired Intangible Assets

      On August 23, 2002, the Company acquired all of the assets and liabilities of First Fidelity Bancorp, Inc. (“First Fidelity”). This acquisition was accounted for under the purchase method of accounting, and accordingly, all assets and liabilities were adjusted to and recorded at their estimated fair values as of the acquisition date. Goodwill and other intangible assets represent the excess of purchase price over the fair value of net assets acquired by the Company. In accordance with SFAS No. 141, the Company recorded goodwill to the extent that the purchase price of the acquisition exceeded the acquired net identifiable assets and intangible assets.

      As a result of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminates amortization of goodwill, the Company is required to evaluate goodwill annually, or more frequently if impairment indicators arise. Since the Company’s acquisition of First Fidelity occurred on August 23, 2002, intangible assets associated with this acquisition, which have been allocated to the Company’s only operating segment (the Bank), will be evaluated in 2003 and impairment, if any, will be reflected in the 2003 financial statements. The Company identified no impairment indicators since the acquisition. The Company’s intangible assets (consisting of core deposit intangible assets), other than goodwill, are amortized over their estimated useful lives. Amortization of premiums and discounts are reflected in interest income or interest expense depending on the classification of the related asset or liability.

Parent Company

      During the twelve months ended December 31, 2002, the Company repurchased the balance of its 12.5% Senior Notes, the majority of which were redeemed on December 31, 2002 at the call premium of 106.25%. The repurchases resulted in an extraordinary item, net of tax, of $1.1 million, or $0.13 per diluted share during the fourth quarter, and $1.2 million, or $0.15 per diluted share during the year. See “Note 12 — Capital and Debt Offerings.”

Income Taxes

      The Company and its subsidiary have historically filed a consolidated federal income tax return and a combined state franchise tax return on a fiscal year ending December 31.

      Deferred tax assets and liabilities represent the tax effects, calculated at currently effective tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements. In accordance with SFAS No. 109 “Accounting for Income Taxes,” if it is more

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

likely than not that any portion of a deferred tax asset will not be realized, a valuation allowance is recorded. The deferred tax asset is evaluated annually, or on a more frequent basis as necessary. Management believes that it is more likely than not that this portion of the deferred tax asset will be realized. As portions of the deferred tax asset are realized, the related benefits are recorded as deferred tax benefit in our consolidated statements of income. The effect on deferred taxes of a change in tax rates is recognized in the tax provision in the period that includes the enactment date.

Treasury Stock

      The Company applies the cost method of accounting for treasury stock. The cost method requires the Company to record the cost of reacquiring treasury stock as a deduction from the total capital. The treasury stock account is debited for the cost of the shares acquired and will be credited upon reissuance at cost on a first-in-first-out basis. If the treasury shares are reissued at a price in excess of acquisition cost, the excess will be credited to capital in excess of par value from treasury stock. If the treasury shares are reissued at less than acquisition cost, the deficiency will be treated first as a reduction of any capital in excess of par related to previous reissuances or retirements. If the balance in capital in excess of par value from treasury stock is insufficient to absorb the deficiency, the remainder is recorded as a reduction of retained earnings; however, the Company has not yet reissued any of its treasury stock.

Impairment of Long-Lived Assets

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was effective for fiscal years beginning after December 15, 2001. This pronouncement supercedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 for the disposal of a segment of a business.

      SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. Goodwill will not be allocated to long-lived assets, when tested for impairment. Long-lived assets and certain identifiable intangibles related to those assets to be held and used are reviewed at least annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Recent Accounting Pronouncements

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

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” that, among various topics, eliminated the requirement that all forms of gains or losses on debt extinguishments be reported as extraordinary items. The provision of SFAS No. 145 related to the extinguishment of debt will be effective for fiscal years beginning after May 15, 2002. The Company will adopt this statement as of January 1, 2003. Adoption of this

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statement is not expected to have a significant impact on the financial position, results of operations, or cash flows of the Company, but it will have an impact on the presentation of the results of operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined in EITF Issue 94-3, is recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. Adoption of this statement is not expected to have a significant impact on the financial position, results of operations, or cash flows of the Company.

      In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions,” which provides guidance on the accounting for the acquisition of a financial institution. This statement requires that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under SFAS No. 142, “Goodwill and Other Intangible Assets.” Thus, the specialized accounting guidance in paragraph 5 of SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” will not apply after September 30, 2002. If certain criteria in SFAS No. 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of this statement. Financial institutions meeting conditions outlined in SFAS No. 147 will be required to restate previously issued financial statements. Additionally, the scope of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” is amended to include long-term customer-relationship intangible assets such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The Company has adopted the new standard, effective October 1, 2002, and the adoption of this standard did not have a material impact on the financial position, results of operation, or cash flows of the Company.

      SFAS No. 148, “Accounting for Stock-based Compensation — Transition and Disclosure”, an amendment of FASB Statement No. 123, amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim period beginning after December 15, 2002. The Company has not yet determined whether it will adopt the fair value based method of accounting for stock-based employee compensation.

      In November 2002, the FASB issued Interpretation (FIN) No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Other”, an interpretation of SFAS Nos. 5, 57 and 107, and rescission of FIN No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

periods ending after December 15, 2002. The Company believes the adoption of such interpretation will not have a material impact on its results of operations, financial position or cash flows.

Earnings Per Share Calculation

      The Company presents earnings per share (“EPS”) under two formats: Basic and Diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as “in the money” stock options and warrants, were exercised or converted into common stock.

      The table below sets forth the Company’s earnings per share calculations for the years ended December 31, 2002, 2001 and 2000. In the following table, (1) “Warrants” refers to the Warrants issued by the Company in December 1995, which are currently exercisable, and which expire December 11, 2005, and (2) “Options” refer to stock options previously granted to employees of the Company and which were outstanding at each measurement date. See “Note 11 — Stockholders’ Equity” and “Note 12 — Capital and Debt Offerings.”

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

	Years Ended December 31,

	2002	2001	2000
(In thousands, except per share data)
Weighted average shares outstanding:
Basic	6,382	5,291	5,300
Warrants	1,428	2,342	2,486
Options(1)	639	587	360
Less: Treasury stock(2)	(558)	(655)	(775)

Diluted	7,891	7,565	7,371

Net income before extraordinary item	$23,902	$17,302	$14,284

Net income after extraordinary item	$22,699	$16,833	$14,284

Basic earnings per share before extraordinary item	$3.75	$3.27	$2.69
Extraordinary item (net of taxes)	$(0.19)	$(0.09)	$—

Basic earnings per share after extraordinary item	$3.56	$3.18	$2.69

Diluted earnings per share before extraordinary item	$3.03	$2.29	$1.94
Extraordinary item (net of taxes)	$(0.15)	$(0.06)	$—

Diluted earnings per share after extraordinary item	$2.88	$2.23	$1.94

(1)	Excludes 65,854, 12,083 and 225,327 options outstanding for the year ended December 31, 2002, 2001 and 2000, respectively, for which the exercise price exceeded the average market price of the Company’s common stock during the periods.

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

	At December 31,

	2002	2001	2000

Book Value Calculations
Year end shares outstanding:
Basic	7,388	5,360	5,175
Warrants	895	2,179	2,486
Options(1)	599	636	446
Less: Treasury Stock(2)	(479)	(646)	(619)

Diluted	$8,403	$7,529	$7,488

Basic book value per share	$22.07	$22.47	$20.13

Diluted book value per share	$19.41	$16.00	$13.91

Tangible book value per share(3)	$16.40	$16.00	$13.91

(1)	Excludes 165,250, 15,000 and 160,000 options outstanding at December 31, 2002, 2001 and 2000, respectively, for which the exercise price exceeded the average market price of the Company’s common stock at period-end.

(2)	Under the treasury stock method, it is assumed that the Company will use proceeds from the pro forma exercise of the Warrants and Options to acquire actual shares currently outstanding, thus increasing treasury stock. In this calculation, treasury stock was assumed repurchased at the average closing stock price for the respective period.

(3)	Excludes goodwill, intangible assets, net of tax, and unrealized gain on available-for-sale securities, net of tax.

Stock Option Plans

      SFAS No. 123, “Accounting for Stock-Based Compensation”, permits entities to apply the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), and related interpretations. SFAS No. 123 requires pro forma disclosure of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in this statement had been applied. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price, rather than recognizing the fair value of all stock-based awards on the date of grant as compensation expense over the vesting period. The Company has elected to apply the provisions of APB 25 and provide the pro forma disclosure requirements of SFAS No. 123 in the notes to its consolidated financial statements.

      If compensation costs for the Stock Incentive Plan and Stock Option Plans had been determined based on the fair value at the grant date for awards in 2002, 2001 and 2000, consistent with the provisions of

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 123, the Company’s net income and net earnings per share would have been reduced to the pro forma amounts as follows:

	Years Ended December 31,

(Dollars in thousands	2002	2001	2000
except per share data)
Net earnings after extraordinary item:
As reported	$22,699	$16,833	$14,284
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(2,037)	(246)	(262)

Pro forma	$20,662	$16,587	$14,022
Basic earnings per share after extraordinary item:
As reported	$3.56	$3.18	$2.69
Pro forma	$3.24	$3.14	$2.65
Diluted earnings per share after extraordinary item:
As reported	$2.88	$2.23	$1.94
Pro forma	$2.62	$2.19	$1.90
Weighted average fair value of options granted during the year, at date of grant	$13.04	$6.34	$3.71

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

	Years Ended December 31,

	2002	2001	2000

Dividend yield	n/a	n/a	n/a
Expected life	6 months to 5 years	6 months to 5 years	2 to 4 years
Expected volatility	68.00%	61.12%	56.46%
Risk-free interest rate	1.76%	3.38%	4.76%

Note 2 — Cash and Cash Equivalents

      The table below reflects cash and cash equivalents for the dates indicated.

	December 31,

	2002	2001
(Dollars in thousands)
Cash and due from banks	$21,849	$18,583
Federal funds sold	—	80,000

Total	$21,849	$98,583

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Investment Securities

      The table below sets forth the net balance at cost, which includes the related premium/discount associated with acquiring the investment, and fair value of available-for-sale investment securities, with gross unrealized gains and losses.

	December 31, 2002

		Gross	Gross
	Net Balance	Unrealized	Unrealized	Fair
	At Cost	Gains	Losses	Value
(Dollars in thousands)
Investment securities available-for-sale
Debt securities:
Mortgage-backed securities	$145,294	$1,541	$—	$146,835
Collateralized mortgage obligations (CMO)	119,663	1,154	56	120,761

Total	$264,957	$2,695	$56	$267,596

      The table below sets forth the net balance at cost and fair value of available-for-sale debt securities by contractual maturity at December 31, 2002.

	Available-for-Sale

			Weighted
	Net Balance	Fair	Average
	At Cost	Value	Yield(1)
(Dollars in thousands)
Investment securities available-for-sale
Debt securities:
Within 1 year	$—	$—	—
After 1 year through 5 years	—	—	—
After 5 years through 10 years	57,421	58,036	4.38%
Over 10 years	207,536	209,560	4.15%

Total	$264,957	$267,596	4.20%

(1)	Weighted average yield at the end of the year is based on a projected yield using prepayment assumptions in calculating the amortized cost of the securities.

      Proceeds from the sale of available-for-sale securities during the year were $39.4 million. The Company realized a net gain of $0.1 million on the sale of various investment securities ($13 thousand in realized losses).

      Two securities with a net balance of cost and a fair value of $4.9 million at December 31, 2002 were pledged to secure a FHLB advance of $5.0 million.

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Loans Receivable

      The Company’s loan portfolio consists almost exclusively of loans secured by real estate located in Southern California. The table below sets forth the composition of the Company’s loan portfolio as of the dates indicated.

	December 31,

	2002	2001
(Dollars in thousands)
Single family residential	$854,220	$918,877
Income property:
Multi-family	690,137	255,183
Commercial	391,538	248,092
Development:(1)
Multi-family	85,655	135,983
Commercial	49,314	91,207
Single family construction:
Single family residential(2)	114,637	159,224
Land(3)	32,612	50,984
Other	10,978	11,482

Gross loans receivable(4)	2,229,091	1,871,032
Less:
Undisbursed funds	(90,596)	(137,484)
Deferred (fees) and costs, net	11,069	6,337
Allowance for credit losses	(35,309)	(30,602)

Net loans receivable	$2,114,255	$1,709,283

(1)	Predominantly loans to finance the construction of income-producing improvements.

(2)	Predominantly loans for the construction of individual and custom homes.

(3)	The Company expects that a majority of these loans will be converted into construction loans, and the land-secured loans repaid with the proceeds of these construction loans, within 12 months.

(4)	Gross loans receivable includes the principal balance of loans outstanding, plus outstanding but unfunded loan commitments, predominantly in connection with construction loans. Includes amortization of $0.8 million of the net premium associated with the loans acquired from First Fidelity.

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The table below summarizes the maturities for fixed rate loans and the repricing intervals for adjustable rate loans as of December 31, 2002.

	Principal Balance

	Fixed Rate	Adjustable Rate	Total
(Dollars in thousands)
Interval
<3 months	$9,769	$1,259,550	$1,269,319
>3 to 6 months	2,613	725,715	728,328
>6 to 12 months	6,601	49,131	55,732
>1 to 2 years	7,719	—	7,719
>2 to 5 years	29,702	579	30,281
>5 to 10 years	47,544	—	47,544
>10 to 20 years	24,941	—	24,941
More than 20 years	65,227	—	65,227

Gross loans receivable	$194,116	$2,034,975	$2,229,091

      The contractual weighted average interest rate on loans at December 31, 2002 and 2001 was 6.82% and 7.69%, respectively.

      The table below summarizes nonaccrual loans for the dates indicated.

	December 31,

	2002	2001
(Dollars in thousands)
Single family residential	$2,262	$6,438
Income property:
Multi-family	798	—
Commercial	2,761	—
Development	1,697	11,469
Single family construction:
Single family residential	—	2,187
Land	153	572
Other	4	—

Total(1)	$7,675	$20,666

(1)	At December 31, 2002 and 2001, nonaccrual loans included three loans totaling $0.6 million and six loans totaling $4.7 million, respectively, in bankruptcy. There were no troubled debt restructured loans (“TDRs”) on nonaccrual status at December 31, 2002 and December 31, 2001. Excludes $2.5 million and $4.7 million of TDRs that were paying in accordance with their modified terms at December 31, 2002 and 2001, respectively.

      The interest income recognized on loans that were on nonaccrual status at December 31, 2002, 2001 and 2000, was $0.1 million, $0.2 million and $1.7 million, respectively. If these loans had been performing for the entire year, the income recognized would have been $0.4 million, $1.8 million and $3.3 million for 2002, 2001 and 2000, respectively.

      The table below summarizes the amounts of interest income that would have been recognized on TDRs had borrowers paid at the original loan interest rate throughout each of the years below, the interest income that would have been recognized based upon the modified interest rate, and the interest income that was

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in the consolidated statements of income for the periods indicated. For this purpose, a TDR is a loan with respect to which, due to borrowers’ financial difficulty and/or collateral impairment, (1) the original interest rate was changed for a defined period of time, (2) the loan’s maturity was extended and/or (3) the Company agreed to suspend principal or interest payments for a defined period of time.

	Principal	Original	Modified	Recognized
	Balance	Interest	Interest	Interest
(Dollars in thousands)
Year ended December 31, 2002:
Permanent loans	$2,468	$239	$153	$153

Year ended December 31, 2001:
Permanent loans	$4,702	$469	$381	$381

Year ended December 31, 2000:
Permanent loans	$18,787	$2,049	$1,804	$1,273

      The table below summarizes the activity within the allowance for credit losses on loans for the periods indicated.

	Year Ended December 31,

	2002	2001	2000
(Dollars in thousands)
Balance, beginning of year	$30,602	$29,450	$24,285
Acquisition of FFIL Reserve	7,189	—	—
Provision for credit losses	870	3,400	6,000
Charge-offs	(3,387)	(2,358)	(1,084)
Recoveries	35	110	249

Balance, end of year	$35,309	$30,602	$29,450

      Management believes the level of allowance for credit losses on loans is adequate to absorb losses inherent in the loan portfolio; however, circumstances might change which could adversely affect the performance of the loan portfolio resulting in increasing loan losses which cannot be reasonably predicted at December 31, 2002.

      The recorded investment in loans considered to be impaired under SFAS No. 114 as amended by SFAS No. 118, at December 31 was as follows.

	At or for Year Ended December 31,

	2002	2001	2000
(Dollars in thousands)
Impaired loans with specific valuation allowances	$2,165	$18,554	$11,364
Impaired loans without specific valuation allowances	7,814	5,679	26,583
Total allowance allocated to impaired loans	(1,720)	(3,870)	(6,945)

Total impaired loans, net of allowance	$8,259	$20,363	$31,002

Average investment in impaired loans	$12,452	$31,300	$38,000
Interest income recognized on impaired loans(1)	$384	$1,030	$2,775

(1)	Income recorded utilizing the cash basis method of accounting was zero for 2002, 2001 and 2000.

      There were nine loans amounting to $5.1 million that were deemed impaired in 2002, which consisted primarily of two loans totaling $3.9 million, or 76.47% of the new impaired loans. One $2.2 million commercial loan was placed on nonaccrual status and deemed impaired in July 2002 as a result of being contractually

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

delinquent for 90 days or more and due to the inability of the collateral (a 126,076 square foot warehouse located in Fresno, CA) to generate sufficient cashflow to service the loan. The Company initiated foreclosure proceedings against the collateral, which are expected to be completed in the second quarter of 2003. A $1.7 million multi-family construction loan was placed on nonaccrual status and deemed impaired in December 2002 as a result of being contractually delinquent 90 days or more and due to the borrower’s noncompliance with pre-approved extension requirements.

      In December 2000, a $5.2 million specific allowance was identified for one impaired nonaccrual commercial loan, whose major tenant filed for Chapter 11 bankruptcy protection. The required allowance was reclassified from general allowance to specific allowance. A 51% controlling interest in this tenant was acquired by a strong investor during 2001. During the third quarter of 2001, the tenant ratified a renegotiated lease, which enabled the Bank to revise its internal valuation and consequently, reduce the specific allowance for this loan to $3.0 million as of December 31, 2001. This loan was sold in March 2002 at its net carrying value.

      The table below reconciles the principal balance of impaired loans and TDRs for the dates indicated.

	December 31,

	2002	2001
(Dollars in thousands)
Total impaired loans	$9,979	$24,233
Impaired loans 90 days or more delinquent	(5,052)	(660)

	4,927	23,573
Impaired loans which are not TDRs	(2,459)	(18,871)

Total TDRs(1)	$2,468	$4,702

(1)	There were no classified TDRs at December 31, 2002, compared with $0.2 million at December 31, 2001.

Concentrations of Credit Risk

      At December 31, 2002, the Bank’s loans-to-one-borrower limit was $30.9 million based upon the 15% of unimpaired capital and surplus measurement. At December 31, 2002, the Bank’s largest relationship consisted of one borrower with outstanding commitments of $16.8 million, which consisted of approximately 7 loans, with $15.2 million secured by income property development real estate, $1.3 million secured by income property multi-family real estate and $0.3 million secured by land. All of these loans were performing in accordance with their terms.

      Approximately 96.7% and 97.8% of the Bank’s loan portfolio were concentrated in Southern California at December 31, 2002 and 2001, respectively.

Note 5 — Real Estate Owned

      Real estate acquired in satisfaction of loans is transferred to real estate owned at estimated fair values, less any estimated selling costs. The difference between the fair value of the real estate collateral and the loan balance at the time of transfer is recorded as a loan charge off if fair value is lower. Any subsequent declines in the fair value of the REO after the date of transfer were recorded through a write-down of the asset.

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The table below summarizes REO for the dates indicated.

	December 31,

	2002	2001
(Dollars in thousands)
Single family residential(1)	$—	$1,312

(1)	The Company held no property at December 31, 2002 and one property as of December 31, 2001.

      The Company had no allowance for losses on real estate owned at December 31, 2002, 2001 and 2000.

      The following table sets forth the costs and revenues attributable to the Company’s REO properties for the periods indicated. The compensatory and legal costs directly associated with the Company’s property management and disposal operations are included in general and administrative expenses.

	Years Ended December 31,

	2002	2001	2000
(Dollars in thousands)
Expenses associated with real estate operations:
Repairs, maintenance and renovation	$(21)	$(22)	$(294)
Insurance and property taxes	—	(10)	(18)

	(21)	(32)	(312)
Net income/(loss) from sales of REO	87	106	(166)
Property operations, net	5	131	30
Charge-off/provision for losses on REO	—	—	(476)

Income/(loss) from real estate operations, net	$71	$205	$(924)

Note 6 — Office Property and Equipment — At Cost

      The following table summarizes property and equipment for the dates indicated.

	December 31,

	2002	2001
(Dollars in thousands)
Office buildings	$1,188	$1,188
Furniture and equipment	7,507	7,095
Computer hardware/ software	5,273	3,844
Leasehold improvements	4,573	3,631

Total	18,541	15,758
Less:
Accumulated depreciation and amortization	(13,625)	(11,711)

	4,916	4,047
Land	190	190

Net	$5,106	$4,237

      The Company recognized $1.4 million, $2.0 million and $2.4 million of depreciation and amortization expense related to office property and equipment for the years ended December 31, 2002, 2001, and 2000, respectively.

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Business Combinations, Goodwill and Acquired Intangible Assets

      On August 23, 2002, the Company acquired all of the assets and liabilities of First Fidelity. Prior to the acquisition, First Fidelity served Orange and San Diego counties through their four branch offices. First Fidelity was a real estate secured lender with 55% of its loans being secured by multi-family residential properties and 45% of its loans secured by commercial properties.

      The acquisition of First Fidelity was accounted for under the purchase method of accounting, and accordingly, all assets and liabilities were adjusted to and recorded at their estimated fair values as of the acquisition date. Goodwill and other intangible assets represent the excess of purchase price over the fair value of net assets acquired by the Company. In accordance with SFAS No. 141, the Company recorded goodwill for a purchase business combination to the extent that the purchase price of the acquisition exceeded the net identifiable assets and intangible assets of the acquired company.

      As a result of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminates amortization of goodwill, the Company is required to evaluate goodwill annually, or more frequently if impairment indicators arise. Since the Company’s acquisition of First Fidelity occurred on August 23, 2002, intangible assets associated with this acquisition, which have been allocated to the Company’s only operating segment (the Bank), will be evaluated in 2003 and impairment, if any, will be reflected in the 2003 Financial Statements. The Company identified no impairment indicators since the acquisition. The Company’s intangible assets, other than goodwill, are amortized over their estimated useful lives.

      The following tables summarize the fair values of assets and liabilities and the related premiums, discounts and goodwill associated with the acquisition.

	Book Values of	Fair Values of	Premiums/
	Assets Acquired and	Assets Acquired and	Discounts at
	Liabilities Assumed	Liabilities Assumed	Date of Acquisition
(In thousands)
Loans receivable, net	$527,598	$530,122	$2,524
Discounts/deferred fees on acquired loans	(927)	—	927
Intangible assets subject to amortization	—	—	1,524
Investments	64,808	64,844	36
Fixed assets	543	242	(301)
FHLB stock	8,595	8,595	—
Other assets	76,428	77,031	603
Deferred tax on valuations	—	—	(1,978)

Total Assets	677,045	680,834	3,335

Deposits	449,893	453,790	3,897
FHLB advances	171,902	173,633	1,731
Other liabilities	6,386	6,386	—
Deferred tax on valuations	—	—	(2,364)

Total Liabilities	628,181	633,809	3,264

Net asset value	$48,864		$71

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Price
and Goodwill
(In thousands)
Purchase Price and Goodwill Analysis:
Total consideration	$69,847
Direct costs	2,058

Total purchase price	71,905
Net assets acquired	(48,864)
Net asset valuation	(71)

Goodwill	$22,970

      Premiums and discounts on loans are amortized on a loan-by-loan basis using the effective interest method over the estimated lives of the loans. Discounts on deposits and FHLB advances are amortized over the respective estimated lives using the effective interest method. Amortization of premiums and discounts are reflected in interest income or interest expense depending on the classification of the related asset or liability.

      The following table summarizes the Company’s intangible assets as of December 31, 2002.

		Accumulated Amortization
	Gross Carrying	for the Year Ended	Weighted Average
	Amount(1)	December 31, 2002	Amortization Period
(In thousands)
Intangible Assets:
Core deposit intangible — checking	$876	$60	5 years
Core deposit intangible — savings	648	76	5 years

Total intangible assets	$1,524	$136

(1)	Reflects original amount at the time of acquisition.

      As of December 31, 2002, the Company’s only intangible assets that are currently being amortized are core deposit intangibles, with $136 thousand in amortization expense charged to operating expense for the twelve months ended December 31, 2002.

      The following table summarizes the premium/discount for fair value adjustments in connection with the acquisition of First Fidelity:

	Balance at	Method of	Estimated
	December 31, 2002	Amortization	Remaining Life
(Dollars in thousands)
Premium on loans(1)	$1,769	Interest Method	20 years
Discount on deposits	$2,742	Interest Method	5 years
Discount on FHLB advances	$1,190	Interest Method	8 years

(1)	Approximately 18% of the premium on loans has an estimated remaining life of 16 — 20 years. However, approximately 82% of the total premium has a total weighted average remaining life of 9 years.

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes estimated future amortization expense on core deposit intangibles:

Future
For the Years Ended	Amortization
December 31,	Expense

(In thousands)
2003	$412
2004	355
2005	216
2006	156
2007	72

Note 8 — Deposits

      The table below summarizes the Company’s deposit portfolio by original term, weighted average interest rates (“WAIR”) and weighted average remaining maturities in months (“WARM”) as of the dates indicated.

	December 31, 2002				December 31, 2001

	Balance(1)	Percent	WAIR	WARM	Balance(1)	Percent	WAIR	WARM
(Dollars in thousands)
Transaction accounts:
Noninterest-bearing checking	$39,818	2.39%	—	—	$35,634	2.97%	—	—
Check/ NOW	77,648	4.67%	1.69%	—	57,687	4.81%	1.98%	—
Passbook	64,662	3.89%	1.60%	—	40,751	3.39%	1.91%	—
Money Market	455,218	27.38%	2.33%	—	240,391	20.04%	2.85%	—

Total transaction accounts	637,346	38.33%			374,463	31.21%

Certificates of deposit: 7 day maturities	30,793	1.85%	1.40%	—	55,396	4.62%	2.33%	—
Less than 6 months	116,857	7.03%	1.45%	2	21,291	1.77%	2.42%	2
6 months to 1 year	240,570	14.47%	2.11%	3	268,100	22.35%	3.75%	3
1 to 2 years	426,270	25.64%	2.95%	7	459,408	38.30%	4.66%	6
More than 2 years	210,974	12.69%	4.29%	19	20,987	1.75%	4.82%	16

Total certificates of deposit	1,025,464	61.67%			825,182	68.79%

Total	$1,662,810	100.00%	2.51%	8	$1,199,645	100.00%	3.59%	5

(1)	Deposits in excess of $100,000, were 29.87% of total deposits at December 31, 2002, compared to 28.00% of total deposits at December 31, 2001.

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The table below summarizes interest expense on deposits, by type of account, for the periods indicated.

	Year Ended December 31,

	2002	2001	2000
(Dollars in thousands)
Checking/ NOW	$1,266	$1,246	$1,006
Passbook	905	892	582
Money market	10,078	8,442	8,986
Certificates of deposit(1)	24,506	49,442	52,939

Total	$36,755	$60,022	$63,513

(1)	Includes accretion of $1.2 million of the discount associated with the deposits assumed from First Fidelity.

      The following tables set forth the remaining maturities of the certificates of deposit outstanding for the periods indicated.

	Certificates of Deposit Outstanding at December 31, 2002

	Three	Over Three	Over Six
	Months or	Through	Through	Over One
	Less	Six Months	Twelve Months	Year	Total
(Dollars in thousands)
Balances< $100,000
4.00% or less	$160,246	$97,577	$149,355	$105,798	$512,976
4.01% - 5.00%	26,723	6,878	13,775	27,862	75,238
5.01% - 6.00%	5,990	4,180	1,170	4,070	15,410
6.01% - 7.00%	2,150	701	1,139	1,832	5,822
7.01% or more	—	396	396	—	792

	195,109	109,732	165,835	139,562	610,238
Balances> $100,000
4.00% or less	144,264	111,195	51,079	39,174	345,712
4.01% - 5.00%	20,271	4,266	6,749	23,197	54,483
5.01% - 6.00%	6,296	2,756	874	2,206	12,132
6.01% - 7.00%	431	311	219	1,938	2,899
7.01% or more	—	—	—	—	—

	171,262	118,528	58,921	66,515	415,226

Total	$366,371	$228,260	$224,756	$206,077	$1,025,464

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Certificates of Deposit Outstanding at December 31, 2002

	2003	2004	2005	2006	2007	Total
(Dollars in thousands)
Balances< $100,000
4.00% or less	$407,178	$99,013	$5,397	$135	$1,253	$512,976
4.01% - 5.00%	47,376	9,355	6,545	2,364	9,598	75,238
5.01% - 6.00%	11,340	3,613	238	191	28	15,410
6.01% - 7.00%	3,990	624	1,123	85	—	5,822
7.01% or more	792	—	—	—	—	792

	470,676	112,605	13,303	2,775	10,879	610,238
Balances> $100,000
4.00% or less	306,538	35,859	2,763	244	308	345,712
4.01% - 5.00%	31,286	6,973	3,561	1,529	11,134	54,483
5.01% - 6.00%	9,926	1,114	—	528	564	12,132
6.01% - 7.00%	961	989	949	—	—	2,899
7.01% or more	—	—	—	—	—	—

	348,711	44,935	7,273	2,301	12,006	415,226

Total	$819,387	$157,540	$20,576	$5,076	$22,885	$1,025,464

Note 9 — FHLB Advances

      A primary alternate funding source for the Bank a credit line with the FHLB with a maximum advance of up to 40% of the total Bank assets subject to sufficient qualifying collateral. The FHLB system functions as a source of credit to savings institutions that are members of the FHLB. Advances are secured by the Bank’s mortgage loans, the capital stock of the FHLB owned by the Bank and certain investment securities owned by the Bank. Subject to the FHLB’s advance policies and requirements, these advances can be requested for any business purpose in which the Bank is authorized to engage. In granting advances, the FHLB considers a member’s creditworthiness and other relevant factors. At December 31, 2002, the Company had an approved line of credit with the FHLB for a maximum advance of up to 40% of the Bank’s total assets ($996.5 million as of December 31, 2002) based on qualifying collateral. In February 2003, the FHLB increased this line of

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit to 45% of total Bank assets. The table below summarizes the balance and rate of FHLB advances, excluding discounts on advances associated with the purchase of First Fidelity, for the dates indicated.

	December 31,

	2002		2001

		Average		Average
		Rate at		Rate at
	Principal	Year end	Principal	Year end
(Dollars in thousands)
Original Term:
Overnight	$40,000	1.30%	$—	0.00%
12 Months	—	0.00%	—	0.00%
24 Months	23,000	4.51%	40,000	2.89%
36 Months	236,000	2.89%	185,000	2.88%
60 Months	135,000	5.92%	135,000	5.92%
84 Months	25,000	4.18%	25,000	4.18%
120 Months	140,000	5.18%	99,000	5.19%

Total	$599,000	4.12%	$484,000	4.27%

      The following table sets forth the remaining maturities of FHLB advances, excluding discounts on advances associated with the purchase of First Fidelity, as of December 31, 2002.

	Fixed	Adjustable
	Rate	Rate	Total
(Dollars in thousands)
Year
2003	$118,000	$114,000	$232,000
2004	121,000	—	121,000
2005	81,000	—	81,000
2006	—	—	—
2007	—	—	—
Thereafter	165,000	—	165,000

	$485,000	$114,000	$599,000

      The following table summarizes information relating to the Company’s FHLB advances for the periods or dates indicated.

	Year Ended December 31,

	2002	2001	2000
(Dollars in thousands)
Average balance during the year	$511,614	$407,836	$346,983
Average interest rate during the year	4.23%	5.07%	5.82%
Maximum month-end balance during the year	$611,500	$484,000	$384,000
Loans collateralizing the agreements at year end	$1,567,788	$858,276	$751,628

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Income Taxes

      The provision for income taxes consist of the following components for the periods indicated.

	Year Ended December 31,

	2002	2001	2000
(Dollars in thousands)
Current income tax expense:
Federal	$14,465	$10,752	$9,203
State	4,043	3,356	2,129

Total current	18,508	14,108	11,332
Deferred income tax (benefit) expense:
Federal	(828)	(341)	(1,843)
State	(1,421)	(1,155)	1,179

Total deferred	(2,249)	(1,496)	(664)

Income tax provision	16,259	12,612	10,668
Income tax benefit on extraordinary item	(763)	(342)	—

Total	$15,496	$12,270	$10,668

      The table below summarizes the components of the net deferred income tax assets for the dates indicated.

	December 31,

	2002	2001
(Dollars in thousands)
Deferred income tax liabilities:
Loan fees	$(5,052)	$(7,339)
FHLB stock	(3,923)	(2,943)
Unrealized gain on investment securities	(1,414)	—
Depreciation	(6)	(204)
Other	(3,982)	(700)

Total	(14,377)	(11,186)
Deferred income tax assets:
Bad debts	12,470	12,424
Loan loss (net of state)	3,717	—
Federal NOL	589	—
Other	7,669	3,125

Total	24,445	15,549

Deferred tax assets, net	$10,068	$4,363

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The table below summarizes the differences between the statutory income tax and the Company’s effective tax for the periods indicated.

	Year Ended December 31,

	2002	2001	2000
(Dollars in thousands)
Federal income tax	$14,000	$10,470	$8,733
Addition resulting from:
California franchise tax, net of federal income taxes	1,930	1,937	1,785
Other	329	205	150

Income tax provision	16,259	12,612	10,668
Income tax benefit on extraordinary item	(763)	(342)	—

Total	$15,496	$12,270	$10,668

Note 11 — Stockholders’ Equity

Employee Benefit Plans

      The Company previously had an Employee Stock Ownership Plan (“ESOP”) that previously covered substantially all employees over 21 years of age who met minimum service requirements. As of December 15, 1995, the Company froze the ESOP and all accounts became fully vested and nonforfeitable. At December 31, 2002, the ESOP owned 77,050 shares of the Company’s common stock.

      Effective April 1, 1996, the ESOP was amended to include a 401(k) plan. The Company makes a matching contribution equal to 100% of the amount each participant elects to defer up to a maximum of 5% of the participant’s compensation for the calendar quarter. Employees are eligible to participate if they were employed by the Company on March 1, 1996 or thereafter, and have been employed for 6 months, worked at least 500 hours, and are over 21 years of age. Contributions under the plan were $0.6 million, $0.5 million and $0.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Deferred Compensation Plan

      In October 2000, the Bank adopted a Deferred Compensation Plan (“the Plan”) in order to provide specified benefits to a select group of management and highly compensated employees. Under the Plan, participants are allowed to defer up to 100% of their annual salary and bonuses. The Bank does not currently match participants’ deferrals. The balance in each participants’ deferred compensation account earns interest at a rate equal to the interest rate on 10-Year Treasury notes in effect on the last date of the calendar year quarter immediately preceding the valuation date, plus 2.50%. The average interest crediting rate was 7.25% and 7.52%, respectively, for 2002 and 2001. The expense of funding the deferred compensation plan was $0.5 million and $0.4 million, respectively, for the years ended December 31, 2002 and 2001.

Stock Option Plans

      On May 21, 2001, the Company merged its two stock option plans (“Option Plans”) into the Hawthorne Financial Corporation 2001 Stock Incentive Plan (“Stock Incentive Plan”), one of which provides for the issuance of stock options to directors and employees of the Company and the other of which provides for the issuance of stock options to employees other than certain executive officers of the Company. At December 31, 2002, the Stock Incentive Plan provides for the issuance of 1,018,900 maximum aggregate shares of Company common stock upon exercise of options. The exercise price of any option may not be less than the fair market value of the common stock on the date of grant and the term of any option may not exceed 10 years. As of February 28, 2003, the number of stock options available under the Stock Incentive Plan was 106,267.

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Presented below is a summary of the transactions under the stock option plans described above for the periods indicated.

	Year Ended December 31,

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
(Dollars in thousands)
Outstanding, beginning of year	651,050	$12.32	606,300	$9.58	787,800	$10.79
Granted	323,400	26.16	206,650	17.44	301,500	8.51
Exercised	(105,383)	10.65	(84,150)	5.28	(235,500)	4.74
Canceled or expired	(105,167)	14.82	(77,750)	12.22	(247,500)	16.72

Outstanding, end of year	763,900	$18.06	651,050	$12.32	606,300	$9.58

Options exercisable, end of year	279,100		129,817		142,300

      The table below summarizes information about stock options outstanding and exercisable at December 31, 2002.

			Exercisable
		Weighted Average
Range of	Number	Remaining Contractual	Number		Weighted Average
Exercise Prices	Outstanding	Life (Years)	Outstanding		Price

$ 4.65-$ 7.45	19,100	2.39	19,100		$4.78
$ 7.45-$10.25	189,500	7.50	11,000		$7.81
$13.06-$15.86	75,000	4.56	75,000		$14.45
$15.86-$18.66	162,100	9.50	136,000		$16.72
$18.66-$21.46	102,950	9.05	13,000		$19.75
$24.26-$27.07	50,000	9.74	—	(1)	—
$27.07-$29.87	77,500	9.72	—	(1)	—
$29.87-$32.67	87,750	9.76	25,000		$32.67

	763,900	8.24	279,100		$16.51

(1)	These options were granted in 2002.

Note 12 — Capital and Debt Offerings

      On December 31, 1997, the Company sold $40.0 million of 12.50% Senior Notes due 2004 (“Senior Notes”) in a private placement (the “1997 Offering”), which included registration rights. Interest on the Senior Notes is payable semi-annually. During 2002, the Company repurchased the balance of its 12.5% Senior Notes, the majority of which were redeemed on December 31, 2002 at the call premium of 106.25%. The repurchases resulted in an extraordinary item, net of tax, of $1.2 million, or $0.15 per diluted share during the twelve months ended December 31, 2002.

      In September 2001, the Company authorized up to $5.0 million for the repurchase of shares of its common stock and to retire Senior Notes. This increased the amount previously authorized. The Company announced two 5% repurchase authorizations in March 2000 and July 2000, which authorized an aggregate of approximately 541,000 shares, and an additional 77,000 shares in April 2001. As of December 31, 2002, cumulative repurchases, under the Company’s repurchase program, included 1,182,983 shares at an average price of $20.88.

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Capital Securities

      In 2001 and 2002, the Company organized four statutory business trusts and wholly owned subsidiaries of the Company (the “Capital Trusts”), which issued an aggregate of $51.0 million of fixed and floating rate Capital Securities. The Capital Securities, which were issued in separate private placement transactions, represent undivided preferred beneficial interests in the assets of the respective Trusts. The Company is the owner of all the beneficial interests represented by the Common Securities of the Capital Trusts (collectively, the “Common Securities” and together with the Capital Securities the “Trust Securities”). The Capital Trusts exist for the sole purpose of issuing the Trust Securities and investing the proceeds thereof in fixed rate and floating rate, junior subordinated deferrable interest debentures issued by the Company and engaging in certain other limited activities. Interest on the Capital Securities is payable semi-annually.

      The table below sets forth information concerning the Company’s Capital Securities as of December 31, 2002.

(Dollars in thousands)
		Date of	Maturity		Initial
Ownership	Subsidiary	Issuance	Date	Amount	Rate	Rate Cap	Rate	Call Date(1)

100%	HFC Capital Trust I	3/28/01	6/8/31	$9,000	10.18%	N/A	Fixed	10 Years
100%	HFC Capital Trust II	11/28/01	12/8/31	$5,000	5.17%	11.00%	LIBOR + 3.75%	5 Years
100%	HFC Capital Trust III	4/10/02	4/10/32	$22,000	5.32%	11.00%	LIBOR + 3.70%	5 Years
100%	HFC Capital Trust IV	11/1/02	11/1/32	$15,000	4.97%	12.00%	LIBOR + 3.35%	5 Years

(1)	Exercise of the call option on any of the capital securities is at par.

Note 13 — Regulatory Matters

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

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and to average assets (as defined). Management believes, as of December 31, 2002 and 2001, that the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 2002 and 2001, the Bank is categorized as “well capitalized” under the regulatory framework for Prompt Corrective Action (“PCA”) Rules based on the most recent notification from the OTS. There are no conditions or events subsequent to December 31, 2002, that management believes have changed the Bank’s category. Through December 31, 2002, the Bank agreed to maintain minimum core capital and risk-based capital ratios of 6.5% and 11.0%, respectively; however, subsequent to December 31, 2002, these agreed upon increased ratio levels were no longer required. The following table compares the

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bank’s actual capital ratios to those required by regulatory agencies to meet the minimum capital requirements required by the OTS and to be categorized as “well capitalized” under the PCA Rules for the periods indicated.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratios	Amount	Ratios	Amount	Ratios
(Dollars in thousands)
As of December 31, 2002:
Total capital to risk weighted assets	$206,175	11.68%	$141,263	8.00%	$176,579	10.00%
Core capital to adjusted tangible assets	183,942	7.46%	98,663	4.00%	123,329	5.00%
Tangible capital to adjusted tangible assets	183,942	7.46%	36,999	1.50%	n/a	n/a
Tier 1 capital to risk weighted assets	183,942	10.42%	n/a	n/a	105,947	6.00%
As of December 31, 2001:
Total capital to risk weighted assets	$169,278	12.70%	$106,619	8.00%	$133,274	10.00%
Core capital to adjusted tangible assets	154,981	8.36%	74,153	4.00%	92,692	5.00%
Tangible capital to adjusted tangible assets	154,981	8.36%	27,807	1.50%	n/a	n/a
Tier 1 capital to risk weighted assets	154,981	11.63%	n/a	n/a	79,965	6.00%

Note 14 — Commitments and Contingencies

Litigation

      The Bank is a defendant in a construction defect case entitled Stone Water Terrace HOA v. Hawthorne Savings and Loan Association. In this action, Plaintiff alleges, under several theories of recovery, that the Bank is responsible for construction defects in a 43-unit condominium complex. The Bank initially provided construction loans to the developer, but took over the completion of a portion of the project after the developer defaulted. The Bank denies the allegations in the complaint and has cross-complained against all of the subcontractors for indemnity. Discovery has commenced, and Plaintiffs are claiming damages of approximately $3.6 million. In pretrial motions, the Court has held that the Bank cannot be held liable to Plaintiffs in connection with defects found in 23 units, which were completed and sold before the Bank foreclosed on the project. Although the Bank intends to vigorously defend its position in these actions and to seek indemnification from the responsible parties, there can be no assurances that the Company will prevail. In addition, the inherent uncertainty of jury or judicial verdicts makes it impossible to determine with certainty the Company’s maximum exposure in this action, although based upon the information developed to date, the Company believes its exposure will not be material. However, it is probable that the Company will incur substantial legal fees defending this matter.

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

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certainty the Company’s maximum cost in any pending litigation. Accordingly, the Company’s litigation costs and expenses may vary materially from period to period, and no assurance can be given that these costs will not be material in any particular period.

Lending commitments

      At December 31, 2002, the Company had commitments to fund the undisbursed portion of existing construction and land loans of $76.2 million and income property and estate loans of $5.1 million. The commitments to fund the undisbursed portion of existing lines of credit, excluding construction and land lines of credit, totaled $9.3 million.

      In addition, as of December 31, 2002, the Company had commitments to fund $70.5 million in loans approved by the Bank.

      The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (ii) certain agreements with the Company’s officers, directors and employees under which the company may be required to indemnify such persons for liabilities arising out of their employment relationship.

      The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Since the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments of these obligations and no liabilities have been recorded for these obligations on its balance sheets as of December 31, 2002.

Leases

      The Company has entered into agreements to lease certain office facilities under noncancelable operating leases that expire at various dates to the year 2010. The leases generally provide that the Company pays common area maintenance expenses (“CAM”), including property taxes, insurance and other items. Current rental commitments for the remaining terms of these noncancelable leases as of December 31, 2002 are as follows:

(Dollars in thousands)
Year	Amount

2003	$2,330
2004	2,107
2005	1,754
2006	481
2007	435
Thereafter	1,256

$8,363

      Lease expense, excluding CAM expenses, for office facilities was $2.0 million, $1.9 million and $1.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Note 15 — Off-Balance Sheet Activity

      The Company is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. The financial instruments include letters of

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contractual amounts of the commitments reflect the extent of involvement the Company has in the financial instruments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments. There were no outstanding letters of credit issued by the Bank at December 31, 2002 and 2001.

      As of December 31, 2002, the Federal Home Loan Bank issued six letters of credit (“LC”) for a total of $193.5 million. The purpose of the LCs is to fulfill the collateral requirements for five deposits totaling $150.0 million placed by the State of California with the Bank. The LCs are issued in favor of the State Treasurer of the State of California and mature over the next six months. The maturities coincide with the maturities of the State’s deposits. There are no issuance fees associated with these LCs; however, a maintenance fee of 15 basis points per annum is paid monthly by the Bank.

Note 16 — Estimated Fair Value Information

      The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The Company, using available market information and appropriate valuation methodologies, has determined the estimated fair value amounts. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	Year Ended December 31,

	2002		2001

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
(Dollars in thousands)
Assets:
Cash and cash equivalents	$21,849	$21,849	$98,583	$98,583
Investment securities available-for-sale	267,596	267,596	—	—
Loans receivables	2,114,255	2,159,032	1,709,283	1,741,696
Investment in FHLB stock	34,705	34,705	24,464	24,464
Accrued interest receivable	11,512	11,512	9,677	9,677
Liabilities
Deposits:
Noninterest-bearing check	39,818	39,818	35,634	35,634
Checking/ NOW	77,648	77,648	57,687	57,687
Passbook	64,475	64,475	40,751	40,751
Money market	455,405	455,405	240,391	240,391
Certificates of deposit	1,025,464	1,026,818	825,182	827,998
FHLB advances	600,190	625,281	484,000	498,786
Senior notes	—	—	25,778	27,325
Capital securities	51,000	53,160	14,000	14,000
Accrued interest payable	1,514	1,514	933	933

      The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value are explained below.

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2002 and 2001. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented.

Note 17 — Related Parties

      In the ordinary course of business, the Company paid a director-related company for recruitment services. In management’s opinion, the recruitment services were made under terms consistent with the Company’s policies regarding recruitment firms. Recruitment fees paid to the director-related company in 2002, 2001 and 2000, totaled $12 thousand, $0.1 million and $0.1 million, respectively.

      In the ordinary course of business, the Company has granted loans to certain executive officers and directors and extended credit in the form of overdraft protection lines. In management’s opinion, such loans and commitments to lend were made under terms that are consistent with the Company’s normal lending policies.

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the years ended December 31, 2002 and December 31, 2001, there were no loans granted to executive officers and directors. During the year ended December 31, 2000, the Company granted $0.2 million in loans to executive officers and directors. In 2002 and 2001, as stipulated in the deferred compensation loan agreement, the Company forgave $152 thousand and $76 thousand, respectively, of the $0.2 million loan granted in 2000.

Note 18 — Extraordinary Item

      During the year ended December 31, 2002, the Company repurchased $25.8 million of its Senior Notes at an average price of 106.2% of par value, as discussed in “Notes to Consolidated Financial Statements — Note 12 — Capital and Debt Offerings.” The majority of the senior notes, or $22.6 million, were redeemed on December 31, 2002 at the call premium of 106.25%. Payment of the premium and recognition of the prepaid offering costs associated with the Senior Notes, resulted in an extraordinary loss of $1.2 million, net of related income taxes of $1.2 million, or approximately $0.15 per diluted share.

      During the year ended December 31, 2001, the Company repurchased $13.6 million of its Senior Notes at an average price of 102.5% of par value. Payment of the premium and recognition of the prepaid offering costs associated with the Senior Notes, resulted in an extraordinary loss of $0.5 million, net of related income taxes of $0.3 million, or approximately $0.06 per diluted share.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” that, among various topics, eliminated the requirement that all forms of gains or losses on debt extinguishments be reported as extraordinary items. The provision of SFAS No. 145 related to the extinguishment of debt will be effective for fiscal years beginning after May 15, 2002. The Company will adopt this statement as of January 1, 2003. Adoption of this statement is not expected to have a significant impact on the financial position, results of operations, or cash flows of the Company, but it will have an impact on the presentation of the results of operations.

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19 — Parent Company Only Financial Statements

      The following parent company only financial statements of Hawthorne Financial Corporation should be read in conjunction with the other Notes to Consolidated Financial Statements.

STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
	2002	2001
(Dollars in thousands)
Assets:
Cash at the Bank and cash equivalents	$1,749	$2,828
Loans receivable, net	—	152
Investment in subsidiaries	209,414	155,460
Other assets	5,912	2,384

Total assets	$217,075	$160,824

Liabilities and Stockholders’ Equity:
Liabilities:
Senior notes	$—	$25,778
Capital securities	52,600	14,455
Accounts payable and other liabilities	1,409	142

Total liabilities	54,009	40,375

Stockholders’ equity	163,066	120,449

Total liabilities and stockholders’ equity	$217,075	$160,824

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19 — Parent Company Only Financial Statements (continued)

STATEMENTS OF INCOME

	Year Ended December 31,

(Dollars in thousands)	2002	2001	2000

Interest revenues from investments	$138	$41	$38
Interest costs	5,474	4,716	4,989

Net interest income	(5,336)	(4,675)	(4,951)
Noninterest revenues
Other non-operating	—	95	25
Operating costs	(1,569)	(1,133)	(1,137)

Loss before income taxes and equity in subsidiaries	(6,905)	(5,713)	(6,063)
Income tax benefit	2,466	2,397	2,620

Income before income taxes and extraordinary item	(4,439)	(3,316)	(3,443)
Equity in net earnings of subsidiary	28,341	20,618	17,727

Income before extraordinary item	23,902	17,302	14,284
Extraordinary item, related to early extinguishment of debt	(1,203)	(469)	—

Net income	$22,699	$16,833	$14,284

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19 — Parent Company Only Financial Statements (continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31
(Dollars in thousands)
	2002	2001	2000

Cash Flows from Operating Activities:
Net income	$22,699	$16,833	$14,284
Adjustments:
Equity in net undistributed earnings of subsidiary	(28,341)	(20,618)	(17,727)
Net loss on extinguishment of debt	1,203	—	—
Amortization	887	255	361
Deferred compensation expense	152	76	—
Increase/(decrease) in interest receivable	14	—	(6)
(Increase)/decrease in other assets	(2,993)	789	2,904
Increase/(decrease) in accounts payable and other liabilities	1,267	(537)	(152)

Net cash used in operating activities	(5,112)	(3,202)	(336)

Cash Flows from Investing Activities:
Net (increase) in loans receivable	—	—	(228)

Net cash used in investing activities	—	—	(228)

Cash Flows from Financing Activities:
Net proceeds from exercise of stock options and warrants	3,856	461	1,117
Treasury stock purchases	(18,176)	(2,977)	(3,544)
Cash dividend received	33,570	6,000	4,500
Acquisition of First Fidelity, net of cash acquired	(24,836)	—	—
Reduction in senior notes	(27,381)	(13,580)	(642)
Proceeds from capital securities	37,000	14,000	—

Net cash provided by financing activities	4,033	3,904	1,431

Net (decrease)/increase in cash and cash equivalents	(1,079)	702	867
Cash and cash equivalents, beginning of year	2,828	2,126	1,259

Cash and cash equivalents, end of year	$1,749	$2,828	$2,126

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20 — Quarterly Information (unaudited)

	Three Months Ended for 2002

	March 31	June 30	September 30	December 31
(Dollars in thousands, except per share data)
Interest revenues	$33,369	$31,543	$33,630	$38,652
Interest costs	15,796	15,038	16,019	17,234

Net interest income	17,573	16,505	17,611	21,418
Provision for credit losses	500	170	100	100

Net interest income after provision for credit losses	17,073	16,335	17,511	21,318
Noninterest revenues	1,293	1,195	1,741	2,158
Income from real estate operations, net	69	—	2	—
Noninterest expenses:
General and administrative expenses	8,061	8,259	9,999	11,892
Other/legal settlements	20	—	198	105

Total general and administrative expenses	8,081	8,259	10,197	11,997

Income before income taxes and extraordinary item	10,354	9,271	9,057	11,479
Income tax provision	4,452	3,987	3,321	4,499

Net income before extraordinary item	5,902	5,284	5,736	6,980
Extraordinary item, net of taxes	—	—	(125)	(1,078)

Net income after extraordinary item	$5,902	$5,284	$5,611	$5,902

Basic earnings per share before extraordinary item	$1.10	$0.91	$0.83	$0.94

Basic earnings per share after extraordinary item	$1.10	$0.91	$0.81	$0.79

Diluted earnings per share before extraordinary item	$0.77	$0.69	$0.71	$0.83

Diluted earnings per share after extraordinary item	$0.77	$0.69	$0.69	$0.70

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20 — Quarterly Information (unaudited) — (continued)

	Three Months Ended for 2001

	March 31	June 30	September 30	December 31
(Dollars in thousands, except per share data)
Interest revenues	$38,514	$36,966	$36,581	$35,625
Interest costs	24,043	22,416	20,663	18,548

Net interest income	14,471	14,550	15,918	17,077
Provision for credit losses	1,500	1,000	400	500

Net interest income after provision for credit losses	12,971	13,550	15,518	16,577
Noninterest revenues	1,531	1,472	1,306	1,321
Income/(loss) from real estate operations, net	160	2	47	(4)
Noninterest expenses:
General and administrative expenses	8,861	8,710	8,614	8,242
Other/legal settlements	110	—	—	—

Total general and administrative expenses	8,971	8,710	8,614	8,242

Income before income taxes and extraordinary item	5,691	6,314	8,257	9,652
Income tax provision	2,443	2,685	3,509	3,975

Net income before extraordinary item	3,248	3,629	4,748	5,677
Extraordinary item, net of taxes	(255)	—	(11)	(203)

Net income after extraordinary item	$2,993	$3,629	$4,737	$5,474

Basic earnings per share before extraordinary item	$0.63	$0.69	$0.89	$1.06

Basic earnings per share after extraordinary item	$0.58	$0.69	$0.89	$1.02

Diluted earnings per share before extraordinary item	$0.43	$0.48	$0.62	$0.75

Diluted earnings per share after extraordinary item	$0.40	$0.48	$0.62	$0.72