Form 10-Q
period 2003-03-31
HAWTHORNE FINANCIAL CORP
filed 2003-05-14
CIK 46267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: The Registrant had 7,684,219 shares of Common Stock, $0.01 par value, per share outstanding as of April 30, 2003.

HAWTHORNE FINANCIAL CORPORATION

FORM 10-Q INDEX
For the quarter ended March 31, 2003

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

When used in this Form 10-Q or future filings by Hawthorne Financial Corporation (“Company”) with the Securities and Exchange Commission (“SEC”), in the Company’s press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, “believe” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers that all forward-looking statements are necessarily speculative and not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Also, the Company wishes to advise readers that various risks and uncertainties could affect the Company’s financial performance and cause actual results for future periods to differ materially from those anticipated or projected. Specifically, the Company cautions readers that the following important factors could affect the Company’s business and cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company:

•	Economic Conditions. The Company’s results are strongly influenced by general economic conditions in its market area. The Company operates primarily in the coastal counties of Southern California. Accordingly, deterioration in the economic conditions in these counties could have a material adverse impact on the quality of the Company’s loan portfolio and the demand for its products and services. In particular, changes in economic conditions in the real estate industry or real estate values in the Company’s market may affect its borrowers’ ability to perform, and necessitate further provisions for potential loan losses.

i

•	Interest Rate Risk. The Company realizes income principally from the differential or spread between the interest earned on loans, investments, and other interest earning assets, and the interest paid on deposits and borrowings. The volumes and yields on loans, investments, deposits, and borrowings are affected by market interest rates.

Changes in the market level of interest rates directly and immediately affect the Company’s interest spread, and therefore profitability. Sharp and significant increases to market rates can cause the interest spread to compress in the near term, principally because of the timing differences between the adjustable rate loans and the maturities (and therefore repricing) of the deposits and borrowings.

Sharp decreases in interest rates have historically resulted in increased loan refinancings to fixed rate products. Due to the fact that the Bank is primarily a variable rate lender and offers fixed rate products on a limited basis, this interest rate environment could continue to negatively impact the Company’s ability to grow the balance sheet and leverage off of the existing expense base. This could also impede the Company’s ability to improve the overall efficiency ratio.

•	Government Regulation And Monetary Policy. All forward-looking statements presume a continuation of the existing regulatory environment and United States’ government monetary policies. The banking industry is subject to extensive federal and state regulations, and significant new laws or changes in, or repeals of, existing laws may cause results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Company, primarily through open market operations in United States government securities, the discount rate for member bank borrowings and bank reserve requirements, and a material change in these conditions has had and is likely to continue to have a material impact on the Company’s results.

•	Risks Associated with Litigation. We are, and have been involved, from time to time, in various claims, complaints, proceedings and litigation relating to activities arising from the normal course of our operations, including those discussed herein. Further, our business is primarily conducted in California, which is one of the most highly litigious states in the country. If new facts are developed that would change our current assessment of the litigation matters that we are currently involved in, or if we become subject to significant new litigation, we may incur legal and related costs that could affect our results.

•	Competition. The financial services business in the Company’s market areas is highly competitive, and is becoming increasingly competitive due to changes in regulation, technological advances, and the accelerating pace of consolidation among financial services providers. The Company faces competition both in attracting deposits and in making loans. The Company competes for loans principally through the interest rates and loan fees we charge and the efficiency and quality of services we provide. Increasing levels of competition in the banking and financial services businesses may reduce the Company’s market share, cause the interest rates and fees we charge for the Company’s loans and deposit products to fall or impact the Company’s ability to retain loans and/or deposits. This may in turn affect the Company’s net interest income, net interest margin, noninterest income and the Company’s results of operations.

•	Credit Quality. A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Company has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying its credit portfolio, but such policies and procedures may not prevent unexpected losses that could materially adversely affect the Company’s results.

•	Other Initiatives. The Company is continually in the process of evaluating and implementing strategic initiatives designed to enhance its franchise value. The Company’s business performance is highly dependent on successfully executing these initiatives and the Company’s strategic plan. There are no guarantees regarding the Company’s success in implementing these initiatives, or in anticipating changes in the economy and taking advantage of opportunities or fully avoiding risks.

•	Investment Securities. The securities in the Bank’s investment portfolio (primarily Mortgage Backed Securities) are classified as “available-for-sale.” Changes in the fair value of the investment portfolio result from numerous and often uncontrollable events such as changes in interest rates, prepayment speeds, market perception of risk in the economy and other factors. To the extent that the Bank continues to have both the ability and intent to hold these securities for yield enhancement, changes in the fair value will be included as a component of stockholders’ equity. If a decline in fair value, if any, is deemed to be “other than temporary,” it will be treated as a “permanent impairment” and reflected in earnings. The Bank’s investment securities portfolio is also subject to interest rate risk. Fluctuations in interest rates may cause actual prepayments to vary from the estimated prepayments over the life of the security. This may result in adjustments to the amortization of premiums or accretion of discounts related to these instruments, consequently changing the net yield on such securities. Reinvestment risk is also associated with the cash flows from such securities. Currently, all investment securities of the Bank are classified as available-for-sale.

ii

•	Amortization of Intangible Assets/Impairment of Goodwill. The Company acquired First Fidelity Bancorp, Inc. on August 23, 2002, and as a result recorded intangible assets of $1.5 million and $23.0 million for goodwill. See “Business Combinations, Goodwill and Acquired Intangible Assets.” The Company is required to assess goodwill and other intangible assets annually for impairment, or more frequently if impairment indicators arise. If it were deemed that an impairment occurred, the Company would be required to take a charge against earnings to write down the assets.

•	Other Risks. From time to time, the Company details other risks with respect to its business and/or financial results in press releases and filings with the SEC. Stockholders are urged to review the risks described in such releases and filings.

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

iii

HAWTHORNE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	December 31,
(Dollars in thousands)	2003	2002

Assets:
Cash and cash equivalents	$17,772	$21,849
Investment securities available-for-sale, at fair value	329,255	267,596
Loans receivable (net of allowance for credit losses of $35,506 in 2003 and $35,309 in 2002)	2,097,835	2,114,255
Accrued interest receivable	11,652	11,512
Investment in capital stock of Federal Home Loan Bank, at cost	35,151	34,705
Office property and equipment at cost, net	5,237	5,106
Deferred tax asset, net	6,966	10,068
Goodwill	22,970	22,970
Intangible assets	1,285	1,388
Other assets	32,918	5,521

Total assets	$2,561,041	$2,494,970

Liabilities and Stockholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing	$43,328	$39,818
Interest-bearing:
Transaction accounts	605,321	597,528
Certificates of deposit	1,113,790	1,025,464

Total deposits	1,762,439	1,662,810
FHLB advances	565,945	600,190
Capital securities	51,000	51,000
Accounts payable and other liabilities	15,062	17,904

Total liabilities	2,394,446	2,331,904

Commitments and Contingencies (Note 4)	—	—
Stockholders’ Equity:
Common stock — $0.01 par value; authorized 20,000,000 shares; issued, 8,992,402 shares (2003) and 8,576,048 shares (2002)	90	86
Capital in excess of par value — common stock	81,553	81,087
Retained earnings	111,870	105,134
Accumulated other comprehensive income	1,391	1,504
Less:
Treasury stock, at cost — 1,311,383 shares (2003) and 1,188,383 shares (2002)	(28,309)	(24,745)

Total stockholders’ equity	166,595	163,066

Total liabilities and stockholders’ equity	$2,561,041	$2,494,970

See Accompanying Notes to Consolidated Financial Statements

HAWTHORNE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,

(In thousands, except per share data)	2003	2002

Interest revenues:
Loans	$34,173	$32,508
Investments and other securities	2,952	—
Investment in capital stock of FHLB, fed funds and other	464	861

Total interest revenues	37,589	33,369

Interest costs:
Deposits	9,569	9,534
FHLB advances	5,813	5,152
Senior notes	—	806
Capital securities	773	304

Total interest costs	16,155	15,796

Net interest income	21,434	17,573
Provision for credit losses	300	500

Net interest income after provision for credit losses	21,134	17,073
Noninterest revenues:
Loan related and other fees	886	848
Deposit fees	456	373
Other	195	72

Total noninterest revenues	1,537	1,293
Income from real estate operations, net	1	69
Noninterest expenses:
General and administrative expenses:
Employee	6,190	5,032
Operating	2,401	1,503
Occupancy	1,186	914
Professional	447	107
Technology	549	369
SAIF premiums and OTS assessments	165	136
Other/legal settlements	226	20

Total general and administrative expenses	11,164	8,081

Income before income taxes	11,508	10,354
Income tax provision	4,772	4,452

Net income	$6,736	$5,902

Basic earnings per share	$0.89	$1.10

Diluted earnings per share	$0.81	$0.77

Weighted average basic shares outstanding	7,575	5,372

Weighted average diluted shares outstanding	8,340	7,627

See Accompanying Notes to Consolidated Financial Statements

HAWTHORNE FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Capital in
			Excess of		Accumulated
	Number of		Par Value-		Other			Total
	Common	Common	Common	Retained	Comprehensive		Treasury	Stockholders’	Comprehensive
(In thousands)	Shares	Stock	Stock	Earnings	Income/(Loss)		Stock	Equity	Income

Balance at January 1, 2003	7,388	$86	$81,087	$105,134	$1,504		$(24,745)	$163,066
Exercised stock options	26	—	196	—	—		—	196
Exercised warrants	390	4	16	—	—		—	20
Tax benefit for stock options exercised	—	—	254	—	—		—	254
Treasury stock	(123)	—	—	—	—		(3,564)	(3,564)
Net income	—	—	—	6,736	—		—	6,736	$6,736
Other comprehensive income (loss), net:
Unrealized loss on investment securities available-for-sale, net of tax	—	—	—	—	(113	) (1)	—	(113)	(113)

Comprehensive income	—	—	—	—	—		—	—	$6,623

Balance at March 31, 2003	7,681	$90	$81,553	$111,870	$1,391		$(28,309)	$166,595

(1)	March 31, 2003

Other comprehensive loss, before tax:
Unrealized net holding loss on available-for-sale investment securities	$(185)
Reclassification adjustment of net loss included in net income	(5)

Other comprehensive loss, before tax	(190)
Tax effect	77

Other comprehensive loss, net of tax	$(113)

See Accompanying Notes to Consolidated Financial Statements

HAWTHORNE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,

(Dollars in thousands)	2003	2002

Cash Flows from Operating Activities:
Net income	$6,736	$5,902
Adjustments to reconcile net income to cash (used in)/provided by operating activities:
Deferred income tax provision	3,179	738
Provision for credit losses on loans	300	500
Net loss from sales of investments	5	—
Net gain from sales of loans	(27)	—
Net gain from sales of real estate owned	—	(87)
Loan fee and discount amortization	631	8
Depreciation and amortization	1,203	388
Retirement of fixed assets	34	—
FHLB dividends	(446)	(373)
(Increase)/decrease in accrued interest receivable	(140)	315
Increase in other assets	(27,143)	(346)
(Decrease)/increase in other liabilities	(2,842)	3,940

Net cash (used in)/provided by operating activities	(18,510)	10,985

Cash Flows from Investing Activities:
Loans:
New loans funded	(221,748)	(159,355)
Payoffs and principal payments	241,462	231,269
Sales proceeds	1,720	—
Purchases	(16,365)	(16,393)
Other, net	10,447	(11,417)
Activity in available-for-sale investment securities:
Purchases	(106,179)	—
Sales proceeds	20,495	—
Principal payments	22,899	—
Real estate owned:
Sales proceeds	—	1,399
Office property and equipment:
Additions	(579)	(369)

Net cash (used in)/provided by investing activities	(47,848)	45,134

See Accompanying Notes to Consolidated Financial Statements

HAWTHORNE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,

(Dollars in thousands)	2003	2002

Cash Flows from Financing Activities:
Deposit activity, net	99,629	(2,984)
Net decrease in FHLB advances	(34,000)	—
Net proceeds from exercise of stock options and warrants	216	103
Purchases of Treasury Stock	(3,564)	(2)

Net cash provided by/(used in) by financing activities	62,281	(2,883)

Net (decrease)/increase in cash and cash equivalents	(4,077)	53,236
Cash and cash equivalents, beginning of period	21,849	98,583

Cash and cash equivalents, end of period	$17,772	$151,819

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$14,820	$13,555
Income taxes	550	2,100
Non-cash financing activities:
Tax benefit for exercised stock options	254	97

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

     The unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the Company’s results for the interim periods presented. These consolidated financial statements for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2003.

     Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections,” that, among various topics, eliminated the requirement that all forms of gains or losses on debt extinguishments be reported as extraordinary items. The provision of SFAS No. 145 related to the extinguishment of debt will be effective for fiscal years beginning after May 15, 2002. The Company adopted this statement as of January 1, 2003. The adoption of SFAS No. 145 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

     SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure,” an amendment of FASB Statement No. 123, amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim period beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

     In November 2002, the FASB issued Interpretation (FIN) No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others”, an interpretation of SFAS Nos. 5, 57 and 107, and rescission of FIN No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

Note 2 — Reclassifications

     Certain amounts in the 2002 consolidated financial statements have been reclassified to conform with classifications in 2003.

     Note 3 — Earnings Per Share Calculation

     The following table sets forth the Company’s earnings per share calculations for the three months ended March 31, 2003 and 2002. In the following table, (1) “Warrants” refer to the Warrants issued by the Company in December 1995, which are currently exercisable and which expire December 11, 2005, and (2) “Options” refer to stock options previously granted to employees and directors of the Company and which were outstanding at each measurement date.

	Three Months Ended
	March 31,

	2003	2002
(In thousands, except per share data)
Average shares outstanding:
Basic	7,575	5,372
Warrants	619	2,179
Options (1)	657	701
Less: Treasury stock (2)	(511)	(625)

Diluted	8,340	7,627

Net income	$6,736	$5,902

Basic earnings per share	$0.89	$1.10

Diluted earnings per share	$0.81	$0.77

(1)	Excludes 87,600 options for the three months ended March 31, 2003, for which the exercise price exceeded the average market price of the Company’s common stock. For the three months ended March 31, 2002, there were no options for which the exercise price exceeded the average market price of the Company’s common stock during the period.
(2)	Under the treasury stock method, it is assumed that the Company will use proceeds from the proforma exercise of the Warrants and Options to acquire actual shares currently outstanding, including the amount of tax benefits associated with the exercise of nonqualified options, thus increasing treasury stock. In this calculation, treasury stock was assumed to be repurchased at the average closing stock price for the respective period.

     As discussed under “Note 6 – Stockholders’ Equity,” contained herein, the Company issued an additional 1,266,540 shares of its common stock for the acquisition of First Fidelity Bancorp, Inc., which closed on August 23, 2002.

     Book Value Calculation:

	At March 31,

	2003	2002
(In thousands, except per share data)
Period-end shares outstanding:
Basic	7,681	5,379
Warrants	476	2,179
Options (1)	635	695
Less: Treasury stock (2)	(481)	(557)

Diluted	8,311	7,696

Basic book value per share	$21.69	$23.53

(1)	At March 31, 2003, there were 87,400 options outstanding for which the exercise price exceeded the monthly average market price of the Company’s stock at period-end. There were no options outstanding at March 31, 2002, for which the exercise price exceeded the monthly average market price of the Company’s common stock at period-end.
(2)	Under the treasury stock method, it is assumed that the Company will use proceeds from the proforma exercise of the Warrants and Options to acquire actual shares currently outstanding, including the amount of tax benefits associated with the exercise of nonqualified options, thus increasing treasury stock. In this calculation, treasury stock was assumed to be repurchased at the average closing stock price for the respective period.

Stock Option Plans

     SFAS No. 123, “Accounting for Stock-Based Compensation,” permits entities to apply the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), and related interpretations. SFAS No. 123 requires pro forma disclosure of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in this statement had been applied. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price, rather than recognizing the fair value of all stock-based awards on the date of grant as compensation expense over the vesting period. The Company has elected to apply the provisions of APB 25 and provide the pro forma disclosure requirements of SFAS No. 123.

     If compensation costs for the Stock Incentive Plan and Stock Option Plans had been determined based on the fair value at the grant date for awards for the three months ended March 31, 2003 and 2002, consistent with the provisions of SFAS No. 123, the Company’s net income and net earnings per share would have been reduced to the pro forma amounts as follows.

	Three Months Ended March 31,

	2003		2002
(Dollars in thousands, except per share data)
Net earnings:
As reported	$6,736		$5,902
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(300)		(277)

Pro forma	$6,436		$5,625
Basic earnings per share:
As reported	$0.89		$1.10
Pro forma	$0.85		$1.05
Diluted earnings per share:
As reported	$0.81		$0.77
Pro forma	$0.77		$0.74
Weighted average fair value of options granted during the period, at date of grant	$—	(1)	$19.86

(1)	There were no grants issued during the three months ended March 31, 2003.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

	Three Months Ended March 31,

	2003 (1)	2002

Dividend yield	—	n/a
Expected life	—	6 months to 5 years
Expected volatility	—	48.88%
Risk-free interest rate	—	3.28%

(1)	There were no grants issued during the three months ended March 31, 2003.

     Note 4 — Commitments and Contingencies

     The Bank is a defendant in a construction defect case entitled Stone Water Terrace HOA v. Future Estates, Hawthorne Savings and Loan Association, et al, which was filed in the Superior Court of the State of California, County of Los Angeles. On May 2, 2003, without admitting or denying responsibility, the Bank and a number of subcontractor defendants agreed to a settlement of the case, subject to approval of a good faith settlement application (the “Settlement”). The Bank’s contribution to the Settlement was not material to the Company’s financial condition or results of operations and was appropriately accrued in a prior period. Upon satisfaction of the conditions of the Settlement, the complaint against the Bank will be dismissed with prejudice, and the Bank will be released from all further liability in connection with the construction of the Stone Water Terrace development.

     On January 17, 2003, following a jury trial in federal court in Los Angeles, the Company obtained a $954,000 judgment against Reliance Insurance Company stemming from Reliance’s failure to indemnify the Company for the settlement of a lawsuit involving the Bank’s former chief executive officer. Reliance has appealed the judgment to the Ninth Circuit Court of Appeals on various grounds. However, Reliance did not post the required bond, and the court denied Reliance’s request for an emergency stay of execution. Consequently, on April 16, 2003, the Company executed on a $1.1 million bond securing the judgment, which was received by the Company on April 17, 2003. However, due to the uncertain outcome of the appeal, the Company will not recognize income related to the judgment until the appeal is finalized, which is not anticipated to occur until mid-2004.

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

Note 5 — Off-Balance Sheet Activity

     The Company is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. Financial instruments include letters of credit. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contractual amounts of the commitments reflect the extent of involvement the Company has in the financial instruments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments. There were no outstanding letters of credits issued by the Bank at March 31, 2003 and 2002.

     As of March 31, 2003, the Federal Home Loan Bank issued six letters of credit (“LC”) for a total of $215.5 million. The purpose of the LCs is to fulfill the collateral requirements for six deposits totaling $185.0 million placed by the State of California with the Bank. The LCs are issued in favor of the State Treasurer of the State of California and mature over the next six months. The maturities coincide with the maturities of the State’s deposits. There are no issuance fees associated with these LCs; however, the Bank pays a maintenance fee of 15 basis points per annum monthly.

     At March 31, 2003, the Bank had commitments to fund the undisbursed portion of existing construction and land loans of $94.4 million and income property and estate loans of $9.6 million. The Bank’s commitments to fund the undisbursed portion of existing lines of credit, excluding construction and land lines of credit, totaled $9.4 million. The Bank follows the same credit policies in making commitments as it does for on-balance sheet instruments.

     In addition, as of March 31, 2003, the Bank had commitments to fund $72.9 million in approved loans.

Note 6 — Stockholders’ Equity

     On August 23, 2002 the Company issued 1,266,540 shares of Hawthorne Financial Corporation stock and $37.8 million in cash for the 1,815,115 shares of First Fidelity Bancorp, Inc. stock and 88,000 options outstanding.

     In February 2003, the Fort Pitt Fund L.P., which is controlled by one of the Company’s directors, exercised warrants to purchase 380,450 shares of common stock, in a cashless transaction.

Note 7 — Capital Securities

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

     The table below sets forth information concerning the Company’s Capital Securities as of March 31, 2003.

(Dollars in thousands)
		Date of	Maturity				Current
Ownership	Subsidiary	Issuance	Date	Amount	Rate Cap	Rate	Rate	Call Date (1)

100%	HFC Capital Trust I	3/28/01	6/8/31	$9,000	N/A	Fixed	10.18%	10 Years
100%	HFC Capital Trust II	11/28/01	12/8/31	5,000	11.00%	LIBOR + 3.75%	5.17%	5 Years
100%	HFC Capital Trust III	4/10/02	4/10/32	22,000	11.00%	LIBOR + 3.70%	4.99%	5 Years
100%	HFC Capital Trust IV	11/1/02	11/1/32	15,000	12.00%	LIBOR + 3.35%	4.97%	5 Years

				$51,000

(1)	Exercise of the call option on all of the capital securities is at par.

     Note 8 — Business Combinations, Goodwill and Acquired Intangible Assets

     On August 23, 2002, the Company acquired all of the assets and liabilities of First Fidelity. Prior to the acquisition, First Fidelity served Orange and San Diego counties through its four branch offices. First Fidelity was a real estate secured lender with 55% of its loans being secured by multi-family residential properties and 45% of its loans secured by commercial properties.

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

     The following table summarizes the Company’s intangible assets as of March 31, 2003.

	Gross	Accumulated	Weighted Average
(In thousands)	Carrying Amount (1)	Amortization (2)	Amoritization Period

Amortized Intangible Assets:
Core deposit intangible — checking	$876	$105	5 years
Core deposit intangible — savings	648	134	5 years

Total intangible assets	$1,524	$239

(1)	Reflects original amount at the time of acquisition.
(2)	Reflects accumulation since date of acquisition.

     As of March 31, 2003, the Company’s only intangible assets that are currently being amortized are core deposit intangibles, with $103 thousand in amortization expense charged to operating expenses during the three months ended March 31, 2003.

     The following table summarizes the premium/discount for fair value adjustments in connection with the acquisition of First Fidelity.

	Balance	Method of	Estimated
(In thousands)	at March 31, 2003	Amortization	Remaining Life

Premium on loans (1)	$1,357	Interest Method	20 years
Discount on deposits(2)	$2,127	Interest Method	5 years
Discount on FHLB advances(3)	$945	Interest Method	8 years

(1)	Approximately 18% of the premium on loans has an estimated remaining life of 16 – 20 years. However, approximately 81.8% of the total premium has a total weighted average remaining life of 9 years.
(2)	Approximately 82.5% of the total premium has a total weighted average life of 2.5 years.
(3)	Approximately 92.5% of the total remaining discount has an estimated remaining average life of 2 years.

     The following table summarizes estimated future amortization expense on core deposit intangibles.

Future
For the Years Ended December 31,	Amortization Expense

(In thousands)

2003	$412

2004	355

2005	216

2006	156

2007 and thereafter	249

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     The Company’s only operating segment is the Bank, which is headquartered in El Segundo, California. The Bank currently operates thirteen branches in the coastal counties of Southern California. The Bank specializes in real estate secured loans in the markets that it serves, including: 1) permanent loans collateralized by single family residential property, 2) permanent loans secured by multi-family residential and commercial real estate, 3) loans for the construction of multi-family residential, commercial and individual single family residential properties and the acquisition and development of land for the construction of such projects. In the ordinary course of business, the Bank purchases loans consistent with its current underwriting standards. The Bank also manages an investment securities portfolio, primarily comprised of mortgage backed securities. The Bank funds its loans and investments predominantly with retail deposits generated through its thirteen full service retail offices and FHLB advances.

CRITICAL ACCOUNTING POLICIES

Allowance for Credit Losses

     Management evaluates the allowance for credit losses in accordance with GAAP, within the guidance established by Statements of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” and SFAS No. 114, as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan,” Staff Accounting Bulletin (“SAB”) 102, “Selected Loan Loss Allowance Methodology and Documentation Issues,” as well as standards established by regulatory Interagency Policy Statements on the Allowance for Loan and Lease Losses (“ALLL”). The allowance for credit losses represents management’s estimate of probable losses inherent in the Bank’s loan portfolio as of the balance sheet date. Management evaluates the adequacy of the allowance on a quarterly basis by reviewing its loan portfolios to estimate these inherent losses and to assess the overall probability of collection of these portfolios. Included in this quarterly review is the monitoring of delinquencies, default and historical loss experience, among other factors impacting portfolio risk. The Bank’s methodology for assessing the appropriate allowance level consists of several components, which include the allocated general valuation allowance (“GVA”), specific valuation allowances (“SVA”) for identified loans and the unallocated allowance.

     Management establishes SVAs for credit losses on individual loans when it has determined that recovery of the Bank’s gross investment is not probable and when the amount of loss can be reasonably determined. SFAS No. 114 defines loan impairment as the existence of uncertainty concerning collection of all principal and interest per the contractual terms of a loan. Nonaccrual loans are typically impaired and analyzed individually for SVAs. For collateral dependent loans, impairment is typically measured by comparing the loan amount to the fair value of collateral (determined via appraisals and/or internal valuations), less costs to sell, with a SVA established for the shortfall amount. Other methods can be used to estimate impairment (market price or present value of expected future cash flows discounted at the loan’s original interest rate).

     The Bank maintains an allowance for credit losses, GVA, which is not tied to individual loans or properties. GVAs are maintained for each of the Bank’s principal loan portfolio components and supplemented by periodic additions through provisions for credit losses. In measuring the adequacy of the Bank’s GVA, management considers (1) the Bank’s historical loss experience for each loan portfolio component and in total, (2) the historical migration of loans within each portfolio component and in total, (3) observable trends in the performance of each loan portfolio component, and (4) additional analyses to validate the reasonableness of the Bank’s GVA balance, such as the FFIEC Interagency “Examiner Benchmark” and review of peer information. The GVA includes an unallocated amount, based upon management’s evaluation of various conditions, such as general economic and business conditions affecting our key lending areas, the effects of which are not directly measured in the determination of the GVA formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio components. Management currently intends to maintain an unallocated allowance, in the range of between 3% and 5% of the total GVA, for the inherent risk associated with imprecision in estimating the allowance, and an additional amount of up to approximately 5% of the total GVA to account for the economic uncertainty in Southern California until economic or other conditions warrant a reassessment of the level of the unallocated GVA. However, if economic conditions were to deteriorate beyond the weaknesses currently considered by management, it is possible that the GVA would be deemed insufficient for the inherent losses in the loan portfolio and further provision might be required. This could negatively impact earnings for the relevant period. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies – Allowance for Credit Losses” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

     Management believes that the provision for credit losses was at an adequate level during the first quarter of 2003, and that the allowance for credit losses of $35.5 million at March 31, 2003, is adequate to absorb the losses that, in the opinion and judgment of management, are known and inherent in the Bank’s loan portfolio.

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

     The Bank is permitted to invest in a variety of investment securities, including U.S. Government and agency backed securities, mortgage-backed securities and investment grade securities. The investment policy of the Bank seeks to provide and maintain liquidity, produce favorable returns on investments without incurring unnecessary interest rate or credit risk, while complementing the Bank’s lending activities. Management monitors the Bank's investment activities to ensure that they are consistent with the Bank’s established guidelines and objectives. Purchase premiums and discounts are recognized in interest income using the interest method over the estimated lives of the securities. All investment securities of the Bank are classified as “available-for-sale.” Declines in the fair value of available-for-sale investment securities below cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method. See “Item 7 – Management’s

Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies – Investment Securities” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Intangible Assets

     As a result of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminates amortization of goodwill, the Company is required to evaluate goodwill annually, or more frequently if impairment indicators arise. See “Notes to Consolidated Financial Statements - Note 1 – Summary of Significant Accounting Policies” and “Notes to Consolidated Financial Statements - Note 7 – Business Combinations, Goodwill and Acquired Intangible Assets” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Income Taxes

     Management estimates the tax provision based on the amount it expects to owe various tax authorities. Taxes are discussed in more detail in “Notes to Consolidated Financial Statements - Note 1 – Summary of Accounting Policies” and “Notes to Consolidated Financial Statements — Note 10 – Income Taxes,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS

     Net income in the first quarter of 2003 included the financial impact of the Company’s acquisition of First Fidelity on August 23, 2002, which is discussed in “Notes to Consolidated Financial Statements - Note 7 – Business Combinations, Goodwill and Acquired Intangible Assets” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

     Net income for the three months ended March 31, 2003, was $6.7 million, or $0.81 per diluted share, compared with $5.9 million, or $0.77 per diluted share, for the three months ended March 31, 2002.

     Net income for the three months ended March 31, 2003, resulted in an annualized return on average assets (“ROA”) of 1.06% and an annualized return on average equity (“ROE”) of 16.46%, compared with an annualized ROA of 1.27% and an annualized ROE of 19.55% for the three months ended March 31, 2002.

Net Interest Income

     The following table shows average balance sheet data, related revenues and costs and effective weighted average yields and costs, for the three months ended March 31, 2003 and 2002.

	Three Months Ended March 31,

(Dollars in thousands)	2003			2002

			Weighted			Weighted
	Average	Revenues/	Average	Average	Revenues/	Average
	Balance	Costs	Yield/Cost	Balance	Costs	Yield/Cost

Assets:
Interest-earning assets:
Loans receivable (1) (2)	$2,144,063	$34,173	6.40%	$1,717,674	$32,508	7.61%
Investment securities	316,986	2,952	3.73	—	—	—
Investment in capital stock of Federal Home Loan Bank	34,860	445	5.18	24,607	374	6.16
Cash, fed funds and other	5,945	19	1.30	118,658	487	1.66

Total interest-earning assets	2,501,854	37,589	6.04	1,860,939	33,369	7.21

Noninterest-earning assets	51,378			1,247

Total assets	$2,553,232			$1,862,186

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits	$1,675,565	$9,569	2.32%	$1,161,976	$9,534	3.33%
FHLB advances	583,337	5,813	3.99	484,000	5,152	4.26
Senior notes	—	—	—	25,778	806	12.50
Capital securities	51,000	773	6.06	14,000	304	8.69

Total interest-bearing liabilities	2,309,902	16,155	2.82	1,685,754	15,796	3.78

Noninterest-bearing checking	41,302			35,957
Noninterest-bearing liabilities	38,353			19,702
Stockholders’ equity	163,675			120,773

Total liabilities and stockholders’ equity	$2,553,232			$1,862,186

Net interest income		$21,434			$17,573

Interest rate spread			3.22%			3.43%

Net interest margin			3.44%			3.80%

(1)	Includes the interest on nonaccrual loans only to the extent that it was paid and recognized as interest income.
(2)	Includes net deferred loan costs incurred of $0.4 million and $35 thousand, for the three months ended March 31, 2003 and March 31, 2002, respectively.

     The operations of the Company are substantially dependent on its net interest income, which is the difference between the interest income earned from its interest-earning assets and the interest expense incurred on its interest-bearing liabilities. The Company’s net interest margin is its net interest income divided by its average interest-earning assets. Net interest income and net interest margin are affected by several factors, including (1) the level of, and the relationship between, the dollar amount of interest-earning assets and interest-bearing liabilities, (2) the relationship between the repricing or maturity of the Company’s adjustable rate and fixed rate loans and the repricing of the Company’s liabilities which include deposits and FHLB advances, (3) the speed at which loans and investment securities prepay and the impact of internal interest rate floors, (4) the magnitude of the Company’s noninterest-earning assets, including nonaccrual loans and REO, and (5) the acquisition of First Fidelity on August 23, 2002.

     Net interest income was positively impacted by: 1) the inclusion of the net assets from the acquisition of First Fidelity in August 2002, 2) the continued strong origination volume of $236.5 million, 3) the majority of ARM loans ($1.2 billion) reaching their contractual floors and 4) increased income from the investment securities portfolio.

     The Company is a variable rate lender and although the static gap report shows that the balance sheet is asset sensitive, during 2002 and 2003, the repricing behavior more closely approximates a liability sensitive balance sheet, as the majority of its ARM loans reached their contractual floors. As of March 31, 2003, 92.2% of the loans in the Company’s loan portfolio were adjustable rate, of which approximately 61.3%, or $1.2 billion, have reached their internal interest rate floors and thus have taken on fixed rate characteristics. The substantial majority of such loans are priced at a margin over various market sensitive indices, including MTA (31.0% of the portfolio), LIBOR (24.2% of the portfolio), Prime (9.7% of the portfolio), COFI (7.5% of the portfolio) and CMT (5.1% of the portfolio). It is expected that when/or if interest rates

\

rise to levels above the floors in the loan portfolio, the Company will once again behave as an asset sensitive institution. As borrowers refinanced loans, the Company’s yield on loans continued to be negatively impacted by prepayments during 2003. The yield on interest-earning assets was 6.04% for the three months ended March 31, 2003, compared with 7.21% for 2002. Based upon the continued projected decline in the effective yield of the lagging indices, the Company expects that the yield on its loan portfolio will decline in the future as the decreases in current market interest rates are fully incorporated.

     The Company initiated treasury activities in June 2002, to manage and redirect liquidity into an investment securities portfolio with durations of less than four years. As of March 31, 2003, the Company had an investment portfolio of $329.3 million and earned $3.0 million with a yield of 3.73% during the first quarter. The Company treats these investments as available-for-sale investment securities and has reflected the unrealized gains or losses, net of deferred taxes, associated with the changes in the market prices in accumulated other comprehensive income as part of its stockholders’ equity.

     At March 31, 2003, 64.8% of the Company’s interest-bearing deposits were comprised of certificate accounts, with an original weighted average term of 14.1 months, compared with 63.2% with an original weighted average term of 14.5 months at December 31, 2002. The remaining, weighted average term to maturity for the Company’s certificate accounts approximated 8.1 months at March 31, 2003, compared with 7.7 months December 31, 2002. Generally, the Company’s offering rates for certificate accounts move directionally with the general level of short term interest rates, though the margin may vary due to competitive pressures.

     As of March 31, 2003, 100% of the Company’s borrowings from the FHLB were fixed rate, with remaining terms ranging from 1 day to 8 years, compared with 81.0% with remaining terms ranging from 1 day to 8 years at December 31, 2002 (though such remaining terms are subject to early call provisions). The remaining 19.0% of the borrowings at December 31, 2002 carried adjustable interest rates and mature in February 2003, with 88.0% of the adjustable borrowings tied to the Prime Rate.

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

	Three Months Ended March 31, 2003 and 2002
	Increase (Decrease) Due to Change In

			Volume and	Net
(Dollars in thousands)	Volume	Rate	Rate (1)	Change

Interest-earning assets:
Loans receivable (2)	$8,070	$(5,131)	$(1,274)	$1,665
Investment securities	—	—	2,952	2,952
Investment in capital stock of Federal Home Loan Bank	156	(60)	(25)	71
Cash, fed funds and other	(463)	(108)	103	(468)

	7,763	(5,299)	1,756	4,220

Interest-bearing liabilities:
Deposits	4,214	(2,898)	(1,281)	35
FHLB advances	1,057	(329)	(67)	661
Senior notes	(806)	—	—	(806)
Capital securities	804	(92)	(243)	469

	5,269	(3,319)	(1,591)	359

Change in net interest income	$2,494	$(1,980)	$3,347	$3,861

(1)	Calculated by multiplying change in rate by change in volume.
(2)	Includes the interest on nonaccrual loans only to the extent that it was paid and recognized as interest income.

     The increase in interest revenues of $4.2 million, or 12.6%, during the three months ended March 31, 2003, compared with the same period in 2002 was primarily attributable to $3.0 million earned on investment securities. Also contributing to the increase was a $426.4 million increase in average loans outstanding, net of deferred fees/costs, for the three months ended March 31, 2003, partially mitigated by the Company’s 121 basis point decrease in the yield on average loans receivable, which averaged 6.40% during the first quarter of 2003, compared with 7.61% during the same period in 2002. The Company continued to experience prepayments of $179.8 million with a weighted average interest rate of 7.30%, as borrowers refinanced loans, while new loan production of $236.5 million reflected an average yield of 5.50%, for the three months ended March 31, 2003.

     The increase in interest costs during the first quarter of 2003, compared to the same period of 2002, was primarily attributable to a $624.1 million increase in the average balance of interest-bearing liabilities, partially offset by a 96 basis point decrease in the average cost of interest-bearing liabilities. Contributing to the reduction in the cost of funds was the result of the combination of the continued downward pressure on interest rates, maturing certificates of deposit with higher than current market rates, and the shift in the deposit mix. In addition, the average balance of FHLB advances reflected an increase of $99.3 million, partially mitigated by a 27 basis point decrease in the average cost of these borrowings. The $37.0 million increase in the average capital securities outstanding also contributed to the increased costs, which was partially offset by a 263 basis point decrease in the weighted average cost. This increase in costs was partially offset by a decrease of $0.8 million in senior debt interest as a result of the early payoff of the Company’s balance of its 12.5% Senior Notes, the majority of which were redeemed on December 31, 2002 at the call premium of 106.25%. The $513.6 million increase in the average interest-bearing deposits was partially mitigated by a 101 basis point decrease in the weighted average cost. The average balance of certificates of deposits increased $306.3 million, to $1.1 billion with an average cost of funds of 2.42% during the three months ended March 31, 2003, compared with $777.7 million and a 3.66% average cost of funds during the same period in 2002. The average balance of money market accounts reflected an increase of $161.8 million, to $444.2 million with an average cost of funds of 2.28% during the three months ended March 31, 2003, compared with $282.4 million and a 2.92% average cost of funds during the same period in 2002. As a percentage of total average deposits, transaction accounts have increased to 36.80% for the three months ended March 31, 2003, compared with 35.08% of total average deposits during the same period in 2002. The change in deposit mix and the decrease in average cost of funds on deposits and FHLB advances had a positive impact on the Company’s total interest costs during the three months ended March 31, 2003.

     These changes in interest revenues and interest costs produced an increase of $3.9 million, or 22.0%, in the Company’s net interest income for the three months ended March 31, 2003, compared with the same period in 2002. Expressed as a percentage of interest-earning assets, the Company’s net interest margin decreased to 3.44% during the three months ended March 31, 2003, compared with the net interest margin of 3.80% produced during the same period in 2002.

     Both net interest income and net interest margin continue to be adversely impacted as loans mature and as borrowers refinance loans, which resulted in $179.8 million in prepayments with a weighted average interest rate of 7.30%, while new loan originations had a weighted average interest rate of 5.50% during the quarter. As a result, the yield on loans receivable was 6.40% during the three months ended March 31, 2003, compared to 6.74% during the prior quarter and 7.61% during the first quarter 2002. Accordingly, and due to the uncertainty regarding future prepayment speeds, we are lowering the previously announced guidance for 2003 net interest margin by 10 basis points, to the range of 3.25% to 3.35%.

Provision for Credit Losses

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

     Provision for credit losses were $0.3 million and $0.5 million for the three months ended March 31, 2003, and March 31, 2002, respectively. The decrease in the provision for credit losses was due to the overall improvement in asset quality, primarily resulting from successful efforts of implementing revised underwriting standards and continued strength of the Southern California real estate market. Total classified assets reflected a decrease of $29.5 million, to $23.3 million at March 31, 2003, from $52.8 million at March 31, 2002. The Company’s total nonaccrual loans to total assets was 0.32% at March 31, 2003, compared with 0.31% at December 31, 2002, and 0.34% at March 31, 2002. Additionally, total classified assets to Bank core capital and GVA for credit losses was 10.41% at March 31, 2003, compared with 10.81% at December 31, 2002 and 27.81% at March 31, 2002. At March 31, 2003, the ratio of total allowance for credit losses to loans receivable, net of specific valuation allowance was 1.66%, compared with 1.64% at December 31, 2002 and 1.69% at March 31, 2002.

Noninterest Revenues

     Noninterest revenues increased 18.9% to $1.5 million for the three months ended March 31, 2003, compared with $1.3 million during the same period in 2002. Loan and other related fees constituted 57.6% of noninterest revenues and were comprised primarily of prepayment fees resulting from the high level of refinancings. Loan related fees were $0.9 million for the three months ended March 31, 2003, compared with $0.8 million in the same period of 2002 and primarily consist of fees collected from borrowers (1) for the early repayment of their loans, (2) for the extension of the maturity of loans (predominantly short term construction loans, with respect to which extension options are often included in the original term of the Bank’s loan) and (3) in connection with certain loans which contain exit or release fees payable to the Bank upon the maturity or repayment of the Bank’s loan.

     Noninterest revenues also include deposit fee income for service fees, nonsufficient fund fees and other miscellaneous check and service charges. Fee income on deposits increased 22.3% during the first quarter 2003, compared with the same period in 2002, and increased 16.3% compared to the prior quarter, resulting from the growth in core transaction deposits and other fee generating initiatives. The ratio of products per household increased slightly to 2.46 at March 31, 2003 for the combined Bank, compared with 2.44 at December 31, 2002 and 2.45 at March 31, 2002. The retail banking team has implemented a customer overdraft protection program. As a result of this program along with other initiatives contemplated, we reiterate prior guidance that noninterest income will increase in 2003 by 10% over 2002.

Real Estate Operations

     The following table sets forth the costs and revenues attributable to the Bank’s real estate owned (“REO”) properties for the periods indicated.

	Three Months Ended March 31,

(Dollars in thousands)	2003	2002	Change

Expenses associated with real estate operations:
Repairs, maintenance and renovation	$1	$(19)	$20
Net recoveries from sales of REO	—	87	(87)
Property operations, net	—	1	(1)

Income from real estate operations, net	$1	$69	$(68)

     Net income from sales of REO properties represents the difference between the proceeds received from property disposal and the carrying value of such properties upon disposal. The Bank owned no REO properties during the three months ended March 31, 2003, compared with the sale of one property generating net cash proceeds of $1.4 million and a net recovery of $87 thousand during the same period in 2002.

Noninterest Expenses

     General and Administrative Expenses

     The table below details the Company’s general and administrative expenses for the periods indicated.

	Three Months Ended March 31,

(Dollars in thousands)	2003	2002	Change

Employee	$6,190	$5,032	$1,158
Operating	2,401	1,503	898
Occupancy	1,186	914	272
Professional	447	107	340
Technology	549	369	180
SAIF premiums and OTS assessments	165	136	29
Other/legal settlements	226	20	206

Total	$11,164	$8,081	$3,083

     Although general and administrative expenses (“G&A”) increased to $11.2 million for the three months ended March 31, 2003, compared with $8.1 million of G&A incurred during the same period in 2002. The increase in G&A was primarily attributable to the acquisition of First Fidelity. Employee related costs increased primarily due to increased headcount due to the inclusion of First Fidelity employees. Operating costs increased primarily due to advertising costs and insurance costs for the First Fidelity branches, higher contributions and amortization of the core deposit intangible arising from the acquisition. In the prior period, professional fees were significantly reduced primarily due to insurance company reimbursements received for legal fees related to litigation. Occupancy expenses increased primarily due to rent expense for the First Fidelity branches. The Company’s efficiency ratio (defined as total general and administrative expenses, excluding legal settlements/other, divided by net interest income before provision and noninterest revenues, excluding REO, net) was 47.62% during the first quarter of 2003, which was less than the 50.44% for the fourth quarter and the 48.07% for the year ended 2002. The Company remains focused on its goal to reduce the efficiency ratio to approximately 45% in 2003.

Income Taxes

     The Company recorded an income tax provision of $4.8 million for the three months ended March 31, 2003, compared with $4.5 million during the same period in 2002.

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

     The table below sets forth the net balance at cost and fair value of available-for-sale investment securities, with gross unrealized gains and losses.

	March 31, 2003

		Gross	Gross
	Net Balance	Unrealized	Unrealized	Fair
(Dollars in thousands)	At Cost	Gains	Losses	Value

Investment securities available-for-sale
Debt securities:
Mortgage-backed securities	$229,069	$1,755	$103	$230,721
Collateralized mortgage obligations (CMO)	97,737	820	23	98,534

Total	$326,806	$2,575	$126	$329,255

     The table below sets forth the net balance at cost and fair value of available-for-sale investment debt securities by contractual maturity at March 31, 2003.

	Available-for-Sale

			Weighted
	Net Balance	Fair	Average
(Dollars in thousands)	At Cost	Value	Yield (1)

Investment securities available-for-sale
Debt securities:
After 5 years through 10 years	$90,981	$91,946	4.12%
Over 10 years	235,825	237,309	3.82%

Total	$326,806	$329,255	3.90%

(1)	Weighted average yield at March 31, 2003 is based on a projected yield using prepayment assumptions in calculating the amortized cost of the securities.

     At March 31, 2003, the weighted average effective duration and weighted average life of the Bank’s investment securities portfolio were approximately 2.09 and 3.02 years, respectively. The portfolio had a weighted average coupon of 5.04%. The weighted average book price of the portfolio was 102.43% (net premium of $7.8 million). The investment grade CMOs issued by Countrywide Home Loans, included in the investment securities portfolio, exceeded 10% of stockholders’ equity at March 31, 2003; the cumulative net balance at cost and fair value of these CMOs were $22.4 million and $22.5 million, respectively.

     Proceeds from the sales of available-for-sale investment securities during the year were $20.5 million. The Bank recognized a net loss of $5 thousand on the sale of various investment securities ($8 thousand in realized losses).

     Three securities with net balances at cost and fair value of $6.6 million and $6.7 million, respectively, at March 31, 2003 were pledged to secure a FHLB advance of $5 million.

Loans Receivable

General

     The Bank’s loan portfolio consists primarily of loans secured by real estate located in the coastal counties of Southern California. The table below sets forth the composition of the Bank’s loan portfolio as of the dates indicated.

	March 31, 2003		December 31, 2002

(Dollars in thousands)	Balance	Percent	Balance	Percent

Single family residential	$850,359	38.04%	$854,220	38.32%
Income property:
Multi-family (1)	708,019	31.67%	690,137	30.96%
Commercial (1)	387,023	17.31%	391,538	17.57%
Development (2)
Multi-family	75,686	3.38%	85,655	3.85%
Commercial	49,002	2.19%	49,314	2.21%
Single family construction:
Single family residential (3)	119,686	5.35%	114,637	5.14%
Land (4)	34,399	1.54%	32,612	1.46%
Other	11,527	0.52%	10,978	0.49%

Gross loans receivable (5)	2,235,701	100.00%	2,229,091	100.00%

Less:
Undisbursed funds	(113,398)		(90,596)
Deferred costs, net	11,038		11,069
Allowance for credit losses	(35,506)		(35,309)

Net loans receivable	$2,097,835		$2,114,255

(1)	Predominantly term loans secured by improved properties, with respect to which the properties’ cash flows are sufficient to service the Bank’s loan.
(2)	Predominantly loans to finance the construction of income producing properties. Also includes loans to finance the renovation of existing properties.
(3)	Predominantly loans for the construction of individual and custom homes.
(4)	The Bank expects that a majority of these loans will be converted into construction loans, and the land secured loans repaid with the proceeds of these construction loans, within 12 months.
(5)	Gross loans receivable includes the principal balance of loans outstanding, plus outstanding but unfunded loan commitments, predominantly in connection with construction loans.

     Loan growth was impacted by the higher level of loan prepayments as borrowers refinanced loans. See further discussion in the rate volume analysis, contained herein.

     The table below sets forth the Bank’s average loan size by loan portfolio composition.

	March 31, 2003		December 31, 2002

	No. of	Average	No. of	Average
(Dollars in thousands)	Loans	Loan Size	Loans	Loan Size

Single family residential	1,426	$596	1,484	$576
Income property:
Multi-family	1,283	552	1,309	527
Commercial	388	997	394	994
Development:
Multi-family	25	3,027	26	3,294
Commercial	11	4,455	12	4,110
Single family construction:
Single family residential	76	1,575	74	1,549
Land	29	1,186	28	1,165
Other	5	1,336	3	1,967

Total loans, excluding overdrafts	3,243	688	3,330	668

Overdraft & overdraft protection outstanding	378	2	756	1

     The table below sets forth the Bank’s loan portfolio diversification by loan size.

	March 31, 2003		December 31, 2002

	No. of	Gross	No. of	Gross
(Dollars in thousands)	Loans	Commitment	Loans	Commitment

Loans in excess of $10.0 million:
Income property:
Commercial	1	$11,757	1	$11,789
Development:
Commercial	2	21,467	2	21,836

	3	33,224	3	33,625

Percentage of total gross loans		1.49%		1.51%
Loans between $5.0 and $10.0 million:
Single family residential	2	13,961	3	22,984
Income property:
Multi-family	4	25,736	3	18,865
Commercial	4	26,523	5	32,462
Development:
Multi-family	4	24,850	6	38,678
Commercial	5	30,316	4	23,445
Single family construction:
Single family residential	2	11,240	2	11,240

	21	132,626	23	147,674

Percentage of total gross loans		5.93%		6.62%
Loans less than $5.0 million		2,069,851		2,047,792

Percentage of total gross loans		92.58%		91.87%
Gross loans receivable		$2,235,701		$2,229,091

     The table below sets forth the Bank’s net loan portfolio composition, as of the dates indicated.

	March 31, 2003		December 31, 2002

(Dollars in thousands)	Balance	Percent	Balance	Percent

Single family residential	$847,421	39.93%	$851,268	39.81%
Income property:
Multi-family	706,488	33.29%	689,100	32.22%
Commercial	378,835	17.85%	387,354	18.11%
Development:
Multi-family	45,075	2.12%	57,037	2.67%
Commercial	36,531	1.72%	41,168	1.93%
Single family construction:
Single family residential	68,514	3.23%	75,218	3.52%
Land	34,214	1.61%	32,612	1.52%
Other	5,225	0.25%	4,738	0.22%

Total loan principal (1)	$2,122,303	100.00%	$2,138,495	100.00%

(1)	Excludes net deferred fees and costs.

     The tables below sets forth the approximate composition of the Bank’s gross new loan originations, net of internal refinances of $12.2 million and $9.9 million, respectively, for the periods indicated, by dollars and as a percentage of total loans originated.

	Three Months Ended		Three Months Ended
	March 31, 2003		March 31, 2002

(Dollars in thousands)	Amount	%	Amount	%

Single family residential (1)	$92,605	39.16%	$100,080	56.99%
Income property:
Multi-family (2)	61,623	26.06%	30,546	17.39%
Commercial (3)	19,608	8.29%	9,270	5.28%
Development:
Multi-family (4)	16,257	6.87%	7,414	4.22%
Commercial (5)	7,365	3.11%	3,807	2.17%
Single family construction:
Single family residential (6)	33,620	14.22%	20,147	11.47%
Land (7)	5,416	2.29%	4,351	2.48%
Total	$236,494	100.00%	$175,615	100.00%

(1)	There were no unfunded commitments as of March 31, 2003 and $0.1 million unfunded commitments as of March 31, 2002.
(2)	Includes unfunded commitments of $0.7 million and $0.2 million as of March 31, 2003 and March 31, 2002, respectively.
(3)	There were no unfunded commitments as of March 31, 2003 and $0.4 million unfunded commitments as of March 31, 2002.
(4)	Includes unfunded commitments of $13.2 and $2.6 million as of March 31, 2003 and March 31, 2002, respectively.
(5)	Includes unfunded commitments of $7.3 million and $3.0 million as of March 31, 2003 and March 31, 2002, respectively.
(6)	Includes unfunded commitments of $23.9 million and $10.7 million as of March 31, 2003 and March 31, 2002, respectively.
(7)	Includes unfunded commitments of $0.2 million as of March 31, 2003 and there were no unfunded commitments as of March 31, 2002.

Asset Quality

Classified Assets

     The table below sets forth information concerning the Bank’s risk elements as of the dates indicated. Classified assets include REO, nonaccrual loans and performing loans which have been adversely classified pursuant to the Bank’s classification policies and Office of Thrift Supervision (“OTS”) regulations and guidelines (“performing/classified” loans).

	March 31,	December 31,	March 31,
(Dollars in thousands)	2003	2002	2002

Risk elements:
Nonaccrual loans (1)	$8,312	$7,675	$6,295
Real estate owned, net	—	—	—

	8,312	7,675	6,295
Performing loans classified substandard or lower (2)	15,018	16,002	46,520

Total classified assets	$23,330	$23,677	$52,815

Total classified loans	$23,330	$23,677	$52,815

Loans restructured and paying in accordance with modified terms (3)	$2,448	$2,468	$2,707

Gross loans before allowance for credit losses	$2,133,341	$2,149,564	$1,693,408

Loans receivable, net of specific valuation allowance	$2,133,085	$2,149,376	$1,692,958

Delinquent loans:
30 - 89 days	$8,738	$5,357	$14,405
90+ days	4,699	7,175	4,968

Total delinquent loans	$13,437	$12,532	$19,373

Allowance for credit losses:
General valuation allowance (“GVA”)	$35,250	$35,121	$28,226
Specific valuation allowance (“SVA”)	256	188	450

Total allowance for credit losses	$35,506	$35,309	$28,676

Net loan charge-offs:
Net charge-offs for the quarter ended (3)	$103	$664	$2,426
Percent to loans receivable, net of SVA (annualized)	0.02%	0.12%	0.57%
Percent to beginning of period allowance for credit losses (annualized)	1.17%	7.40%	31.71%
Selected asset quality ratios at period end:
Total nonaccrual loans to total assets	0.32%	0.31%	0.34%
Total allowance for credit losses to loans receivable, net of SVA	1.66%	1.64%	1.69%
Total GVA to loans receivable, net of SVA	1.65%	1.63%	1.67%
Total allowance for credit losses to nonaccrual loans	427.17%	460.05%	455.54%
Total classified assets to Bank core capital and GVA	10.41%	10.81%	27.81%

(1)	Nonaccrual loans include six loans totaling $1.7 million, three loans totaling $0.6 million and three loans totaling $4.5 million, in bankruptcy at March 31, 2003, December 31, 2002 and March 31, 2002, respectively. Nonaccrual loans include one troubled debt restructured loan (“TDRs”) at March 31, 2003 for $0.5 million, and none at December 31, 2002 and September 30, 2002.
(2)	Excludes nonaccrual loans.
(3)	Represents TDRs not classified and not on nonaccrual.

     The table below sets forth information concerning the Bank’s gross classified loans, by category, as of March 31, 2003.

	No. of	Nonaccrual	No. of	Other	Total No. of
(Dollars in thousands)	Loans	Loans	Loans	Classified Loans	Loans	Total

Single family residential	10	$2,948	10	$9,458	20	$12,406
Income property:
Multi-family	2	892	3	1,096	5	1,988
Commercial	3	2,618	2	2,664	5	5,282
Development:
Multi-family	1	1,697	—	—	1	1,697
Land	1	153	1	1,800	2	1,953
Other	1	4	—	—	1	4

Gross classified loans	18	$8,312	16	$15,018	34	$23,330

Allowance for Credit Losses

     The table below summarizes the activity of the Bank’s allowance for credit losses for the periods indicated.

	Three Months Ended
	March 31,

(Dollars in thousands)	2003	2002

Average loans outstanding	$2,144,063	$1,717,674

Total allowance for credit losses at beginning of period	$35,309	$30,602
Provision for credit losses	300	500
Charge-offs:
Single family residential	—	(280)
Income Property:
Commercial	(100)	—
Development:
Commercial	—	(2,171)
Other	(12)	—
Recoveries:
Commercial	5	—
Other	4	25

Net charge-offs	(103)	(2,426)

Total allowance for credit losses at end of period	$35,506	$28,676

Annualized ratio of charge-offs to average loans outstanding during the period	0.02%	0.56%

     Management decreased the provision for credit losses during 2003, based on overall improvement in asset quality, as reflected by a $29.5 million decrease in classified assets, to $23.3 million at March 31, 2003, from $52.8 million at March 31, 2002. The Bank’s total nonaccrual loans to total assets was 0.32% at March 31, 2003, compared with 0.31% at December 31, 2002, and 0.34% at March 31, 2002. At March 31, 2003, the ratio of total allowance (GVA and SVA) for credit losses to loans receivable, net of SVA, was 1.66%, compared with 1.64% at December 31, 2002 and 1.69% at March 31, 2002.

     The table below summarizes the Bank’s allowance for credit losses by category for the periods indicated.

	March 31, 2003			December 31, 2002

			Percent of			Percent of
			Reserves to			Reserves to
			Total Loans(1)			Total Loans (1)
(Dollars in thousands)	Balance	Percent	by Category	Balance	Percent	by Category

Single family residential	$11,076	31.20%	1.31%	$10,822	30.65%	1.27%
Income property:
Multi-family	8,823	24.85%	1.25%	8,517	24.12%	1.24%
Commercial	7,529	21.20%	1.99%	7,272	20.60%	1.88%
Development:
Commercial	2,511	7.07%	3.08%	2,948	8.35%	3.00%
Single family construction:
Single family residential	1,293	3.64%	1.89%	1,317	3.73%	1.75%
Land	1,005	2.83%	2.94%	1,211	3.43%	3.71%
Other	332	0.94%	6.35%	199	0.56%	4.20%
Unallocated	2,937	8.27%	n/a	3,023	8.56%	n/a

Total	$35,506	100.00%	1.67%	$35,309	100.00%	1.65%

(1)	Percent of allowance for credit losses to net loan portfolio.

     The GVA includes an unallocated amount. The unallocated allowance is based upon management’s evaluation of various conditions, such as general economic and business conditions affecting our key lending areas, the effects of which are not directly measured in the determination of the GVA and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio components. Management currently intends to maintain an unallocated allowance, in the range of between 3% and 5% of the total GVA, for the inherent risk associated with imprecision in estimating the allowance, and an additional amount of up to approximately 5% of the total GVA to account for the economic uncertainty in Southern California until economic or other conditions warrant a reassessment of the level of the unallocated GVA. However, if economic conditions were to deteriorate beyond the weaknesses currently considered by management, it is possible that the GVA would be deemed insufficient for the inherent losses in the loan portfolio and further provision might be required. This could negatively impact earnings for the relevant period.

     Management believes that the allowance for credit losses of $35.5 million at March 31, 2003, is adequate to absorb the losses that, in the opinion and judgment of management, are known and inherent in the Bank’s loan portfolio.

Real Estate Owned

     Real estate acquired in satisfaction of loans is transferred to REO at the lower of the carrying value or the estimated fair value, less any estimated disposal costs (“fair value”). The difference between the fair value of the real estate collateral and the loan balance at the time of transfer is recorded as a charge-off, if the fair value is lower. The fair value of collateral includes capitalized costs. Any subsequent declines in the fair value of the REO property after the date of transfer are recorded through a write-down of the asset. The Company held no real estate owned properties at March 31, 2003 and at December 31, 2002.

Other Assets

     On March 31, 2003, the Bank invested $25.0 million in bank owned life insurance (“BOLI”) policies. Investments in BOLI are included in other assets with increases in the cash surrender value of these policies recorded as other noninterest revenues.

LIABILITIES

Sources of Funds

General

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

	March 31, 2003					December 31, 2002

(Dollars in thousands)	Balance (1)	Percent	WAIR	WARM	Balance (1)	Percent	WAIR	WARM

Transaction accounts:
Noninterest-bearing checking	$43,328	2.45%	—	—	$39,818	2.39%	—	—
Check/NOW	79,659	4.52%	1.31%	—	77,648	4.67%	1.69%	—
Passbook	70,467	4.00%	1.82%	—	64,662	3.89%	1.60%	—
Money Market	455,195	25.83%	2.39%	—	455,218	27.38%	2.33%	—

Total transaction accounts	648,649	36.80%			637,346	38.33%

Certificates of deposit:
7 day maturities	46,082	2.61%	1.63%	—	30,793	1.85%	1.40%	—
Less than 6 months	52,063	2.95%	1.33%	1	116,857	7.03%	1.45%	2
6 months to 1 year	427,631	24.27%	1.87%	5	240,570	14.47%	2.11%	3
1 to 2 years	382,701	21.72%	2.62%	8	426,270	25.63%	2.95%	7
More than 2 years	205,313	11.65%	4.10%	18	210,974	12.69%	4.29%	19

Total certificates of deposit	1,113,790	63.20%			1,025,464	61.67%

Total	$1,762,439	100.00%	2.33%	8	$1,662,810	100.00%	2.51%	8

(1)	Deposits in excess of $100,000 were 28.9% of total deposits at March 31, 2003, compared with 29.9% of total deposits at December 31, 2002.

FHLB Advances

     A primary alternate funding source for the Bank is FHLB advances including a credit line with maximum advances of up to 45% of the total Bank assets subject to sufficient qualifying collateral. The FHLB system functions as a source of credit to savings institutions that are members of the FHLB. Advances are secured by the Bank’s mortgage loans, the capital stock of the FHLB owned by the Bank and certain investment securities owned by the Bank. Subject to the FHLB’s advance policies and requirements, these advances can be requested for any business purpose in which the Bank is authorized to engage. In granting advances, the FHLB considers a member’s creditworthiness and other relevant factors. At March 31, 2003, the Bank had an approved line of credit with the FHLB for a maximum advance of up to 45% of the Bank’s total assets ($1.2 billion as of March 31, 2003) based on qualifying collateral. The table below summarizes the balance and rate of FHLB advances, excluding discounts on advances associated with the purchase of First Fidelity, for the dates indicated.

	March 31, 2003		December 31, 2002

(Dollars in thousands)	Principal	Rate (1)	Principal	Rate (1)

Original Term:
Overnight	$50,000	1.44%	$40,000	1.30%
1 Month	75,000	1.33%	—	0.00%
24 Months	18,000	4.39%	23,000	4.51%
36 Months	122,000	4.17%	236,000	2.89%
60 Months	135,000	5.92%	135,000	5.92%
84 Months	25,000	4.18%	25,000	4.18%
120 Months	140,000	5.18%	140,000	5.18%

Total	$565,000	4.23%	$599,000	4.12%

(1)	Weighted average interest rate at period end.

     The weighted average remaining term of the Bank’s FHLB advances was 2 years 6 months as of March 31, 2003. At March 31, 2003, 61.9% of the Bank’s FHLB advances outstanding contain options, which allow the FHLB to call the advances prior to maturity, subject to an initial non-callable period of 1 to 3 years from origination.

STOCKHOLDERS’ EQUITY AND REGULATORY CAPITAL

     The Company owns all the outstanding stock of the Bank. The Company’s capital consists of common stockholders’ equity, which at March 31, 2003, amounted to $166.6 million and which equaled 6.5% of the Company’s total assets.

     As shown below, the Bank’s regulatory capital exceeded minimum regulatory capital requirements applicable to it as of March 31, 2003.

	Tangible Capital		Core Capital		Risk-based Capital

(Dollars in thousands)	Balance	%	Balance	%	Balance	%

Core capital	$213,983		$213,983		$213,983
Adjustments:
Goodwill	(22,970)		(22,970)		(22,970)
Deposit intangible, net of tax	(746)		(746)		(746)
General reserves	—		—		22,564
Other (1)	(1,391)		(1,391)		(1,391)

Regulatory capital	188,876	7.46%	188,876	7.46%	211,440	11.80%
Capital requirements to be well capitalized	n/a	n/a	126,570	5.00	179,245	10.00

Excess capital (2)	n/a	n/a	$62,306	2.46%	$32,195	1.80%

Adjusted assets (3)	$2,531,401		$2,531,401		$1,792,445

(1)	Includes accumulated (gain) on certain available for sale securities, net of taxes.
(2)	Excess capital is defined as the percentage over well capitalized under Prompt Correction Action (“PCA”) rules.
(3)	The term “adjusted assets” refers to (i) the term “adjusted total assets” as defined in 12 C.F.R. Section 567.1 (a) for purposes of tangible and core capital requirements, and (ii) the term “risk-weighted assets” as defined in 12 C.F.R. Section 567.5 (d) for purposes of the risk-based capital requirements.

     As of March 31, 2003, the Bank is categorized as “well capitalized” under the regulatory framework for PCA Rules based on the most recent notification from the OTS. There are no conditions or events subsequent to March 31, 2003, that management believes have changed the Bank’s category. The following table compares the Bank’s actual capital ratios to those required by regulatory agencies to meet the minimum capital requirements required by the OTS and to be categorized as “well capitalized” under the PCA Rules for the periods indicated.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

(Dollars in thousands)	Amount	Ratios	Amount	Ratios	Amount	Ratios

As of March 31, 2003
Total capital to risk weighted assets	$211,440	11.80%	$143,396	8.00%	$179,245	10.00%
Core capital to adjusted tangible assets	188,876	7.46%	101,256	4.00%	126,570	5.00%
Tangible capital to adjusted tangible assets	188,876	7.46%	37,971	1.50%	n/a	n/a
Tier 1 capital to risk weighted assets	188,876	10.54%	n/a	n/a	107,547	6.00%
As of December 31, 2002
Total capital to risk weighted assets	$206,175	11.68%	$141,263	8.00%	$176,579	10.00%
Core capital to adjusted tangible assets	183,942	7.46%	98,663	4.00%	123,329	5.00%
Tangible capital to adjusted tangible assets	183,942	7.46%	36,999	1.50%	n/a	n/a
Tier 1 capital to risk weighted assets	183,942	10.42%	n/a	n/a	105,974	6.00%

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

Capital Resources and Liquidity

     Hawthorne Financial Corporation maintained cash and cash equivalents of $1.3 million at March 31, 2003. Hawthorne Financial Corporation is a holding company with no significant business operations outside of the Bank. The Company is dependent upon the Bank for dividends in order to make semi-annual interest payments. The ability of the Bank to provide dividends to Hawthorne Financial Corporation is governed by applicable regulations of the OTS. Based upon these applicable regulations, the Bank’s supervisory rating, and the Bank’s current and projected earnings rate, management fully expects the Bank to maintain the ability to provide dividends to Hawthorne Financial Corporation for the payment of interest on the holding company’s capital securities and the acquisition of treasury stock for the foreseeable future.

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

     A primary alternate funding source for the Bank is a credit line with the FHLB with a maximum advance of up to 45% of the total Bank assets subject to sufficient qualifying collateral. At March 31, 2003, the Bank had 30 FHLB advances outstanding totaling $565.0 million which had a weighted averaged interest rate of 4.23% and a weighted average remaining term of 2 years and 6 months. See “FHLB Advances” on page 26.

     On August 23, 2002, the Company issued 1,266,540 shares of Hawthorne Financial Corporation stock and $37.8 million in cash for the 1,815,115 shares of First Fidelity Bancorp, Inc. stock and 88,000 options outstanding.

     During the first quarter of 2003, there were 123,000 shares repurchased at an average price of $28.98. As of March 31, 2003, cumulative repurchases were 1,305,983 shares at an average price of $21.64. Currently, $2.3 million remains available for additional share repurchases under existing board approved authorizations.

     Issuance of each trust preferred debt obligation (capital securities) is through statutory business trusts and wholly owned subsidiaries of the Company. See “Note 7 – Capital Securities,” contained herein.

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

     Lending Commitments – At March 31, 2003, the Bank had commitments to fund the undisbursed portion of existing construction and land loans of $94.4 million and income property and estate loans of $9.6 million. The Company’s commitments to fund the undisbursed portion of existing lines of credit, excluding construction and land lines of credit, totaled $9.4 million. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

     In addition, as of March 31, 2003, the Bank had commitments to fund $72.9 million in approved loans.

     Operating Leases – These leases generally are entered into only for non-strategic investments (e.g., office buildings, warehouses) where the economic profile is favorable. The liquidity impact of outstanding leases is not material to the Company.

     Participation Loans – The Bank enters into agreements with other financial institutions to participate a percentage of ownership interest in selected loan originations of the Bank, in the ordinary course of business. The participation agreements reflect an absolute and outright sale from the Bank to the participant for a percentage ownership interest in the loan originated by the Bank. These agreements are made by the Bank to the participant without recourse, representation, or warranty of any kind, either expressed or implied, other than usual and customary representations and warranties regarding ownership by the Bank.

     Other Contractual Obligations – The Company does not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. As of March 31, 2003, the Federal Home Loan Bank issued six letters of credit (“LC”) for a total of $215.5 million. The purpose of the LCs is to fulfill the collateral requirements for six deposits totaling $185.0 million placed by the State of California with the Bank. The LCs are issued in favor of the State Treasurer of the State of California and mature over the next six months. The maturities coincide with the maturities of the State’s deposits. There are no issuance fees associated with these LCs; however, the Bank pays a monthly maintenance fee of 15 basis points per annum.

     Related Party Transactions – The Company has related party transactions in the ordinary course of business. In the ordinary course of business, the Company extended credit in the form of overdraft protection lines, as disclosed in “Note 17 – Related Parties” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. All such transactions were made in accordance with the lending restriction of Section 22(h) of the Federal Reserve Act, as applied by the OTS. There were no significant related party transactions for the three months ended March 31, 2003. The Company does not have any other related party transactions that materially affect the results of operations, cash flow or financial condition.

INTEREST RATE RISK MANAGEMENT

     Interest rate risk (“IRR”) and credit risk constitute the two greatest sources of financial exposure for insured financial institutions. Please refer to “Item 1 — Business, Loan Portfolio,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 for a thorough discussion of the Company’s lending activities. IRR represents the impact that changes in absolute and relative levels of market interest rates may have upon the Company’s net interest income (“NII”) and theoretical liquidation value, also referred to as net portfolio value (“NPV”). NPV is defined as the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities. Changes in the NII (the net interest spread between interest-earning assets and interest-bearing liabilities) are influenced to a significant degree by the repricing characteristics of assets and liabilities (timing risk), the relationship between various rates (basis risk), and changes in the shape of the yield curve.

     The Company realizes income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest expensed on deposits and borrowings. The volumes and yields on loans, investments, deposits and borrowings are affected by market interest rates. As of March 31, 2003, 92.2% of the Company’s loan portfolio was tied to adjustable rate indices, such as MTA, LIBOR, Prime, COFI and CMT. As of March 31, 2003, $1.2 billion, or 61.3%, of the Company’s adjustable rate loan portfolio had reached their internal interest rate floors. These loans will take on fixed rate repricing characteristics until sufficient upward interest rate movements will bring the fully indexed rate above their internal interest rate floors.

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

     At March 31, 2003, 64.8% of the Company’s interest-bearing deposits were comprised of certificate accounts, with an original weighted average term of 14.1 months. The remaining, weighted average term to maturity for the Company’s certificate accounts approximated 8.1 months at March 31, 2003. Generally, the Company’s offering rates for certificate accounts move directionally with the general level of short term interest rates, though the margin may vary due to competitive pressures.

     As of March 31, 2003, 100.0% of the Company’s borrowings from the FHLB are fixed rate, with remaining terms ranging from 1 day to 8 years (though such remaining terms are subject to early call provisions).

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

     ALCO seeks to stabilize the Company’s NII and NPV by matching its rate-sensitive assets and liabilities through maintaining the maturity and repricing of these assets and liabilities at appropriate levels given the interest rate environment. When the amount of rate-sensitive liabilities exceeds rate-sensitive assets within specified time periods (liability sensitive), the NII generally will be negatively impacted by increasing rates and positively impacted by decreasing rates. Conversely, when the amount of rate-sensitive assets exceeds the amount of rate-sensitive liabilities within specified time periods (asset sensitive), net interest income will generally be positively impacted by increasing rates and negatively impacted by decreasing rates. The speed and velocity of the repricing of assets and liabilities will also contribute to the effects on the Company’s NII and NPV, as will the presence or absence of periodic and lifetime internal interest rate caps and floors. The benefit of the Bank’s asset sensitive balance sheet will be mitigated by the $1.2 billion in loans that have reached contractual floors that will not immediately reprice upwards in a rising interest rate environment. In fact, although the bank is technically asset sensitive, due to the floors, the repricing behavior more closely approximates a liability sensitive balance sheet. These adjustable loans have taken on fixed rate loan characteristics and will not reprice until rates have increased enough to bring the fully indexed rate above the internal floor rate.

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

     With the sharp decline in interest rates during 2001, the rate shock scenarios for a decrease in rates became less meaningful. Many of the current deposit rates and market indices such as LIBOR were below 3%. As a result, a rate shock down of 300 or even 200 basis points was not possible. With concurrence from the OTS, for March 31, 2003, rate shocks were performed for 100, 200 and 300 basis points up, and 100 basis points down.

     The Company utilizes internal interest rate floors and caps on individual loans to mitigate the risk of interest margin compression. The risk to the Company associated with the internal interest rate floors is that interest rates may decline, and the borrower may choose to refinance the loan, either with the Company or with another financial institution, resulting in the Company having to replace the higher-yielding asset at a lower rate. Prepayment speeds remained at high levels in the first quarter of 2003. If this trend continues in 2003, it could negatively impact growth in interest earning assets and the overall yield, which in turn could negatively impact net income and operational efficiency ratios. The Company is also exposed to risks associated with interest rate caps in that interest rate increases could exceed the maximum rates allowed on such loans while the Company’s cost of funds continues to rise. As a result, the interest income derived from these loans would remain at the cap, resulting in an overall compression on net interest income.

     The following table sets forth information concerning repricing opportunities for the Company’s interest-earning assets and interest-bearing liabilities as of March 31, 2003. The amount of assets and liabilities shown within a particular period were determined in accordance with their contractual maturities, except that adjustable rate products are included in the period in which they are first scheduled to adjust and not in the period in which they mature. Such assets and liabilities, including those loans that have reached their internal interest rate floors, are classified by the earlier of their maturity or repricing date.

	March 31, 2003

		Over Three	Over Six	Over One
	Three	Through	Through	Year	Over
	Months	Six	Twelve	Through	Five
(Dollars in thousands)	Or Less	Months	Months	Five Years	Years	Total

Interest-earning assets:
Cash, fed funds and other (1)	$7,597	$—	$—	$—	$—	$7,597
Investments and FHLB stock (2)	36,004	—	—	82,697	235,498	354,199
Loans receivable (3)	1,391,617	225,807	58,112	320,317	126,450	2,122,303

Total interest-earning assets	$1,435,218	$225,807	$58,112	$403,014	$361,948	$2,484,099

Interest-bearing liabilities:
Deposits:
Non-certificates of deposit	$605,321	$—	$—	$—	$—	$605,321
Certificates of deposit (4)	268,853	249,496	425,466	167,848	—	1,111,663
FHLB advances (5)	183,000	15,000	16,000	186,000	165,000	565,000
Capital securities	—	42,000	—	—	9,000	51,000

Total interest-bearing liabilities	$1,057,174	$306,496	$441,466	$353,848	$174,000	$2,332,984

Interest rate sensitivity gap	$378,044	$(80,689)	$(383,354)	$49,166	$187,948	$151,115
Cumulative interest rate sensitivity gap	378,044	297,355	(85,999)	(36,833)	151,115	151,115
As a percentage of total interest-earning assets	15.22%	11.97%	-3.46%	-1.48%	6.08%	6.08%

(1)	Excludes noninterest-earning cash balances.

(2)	Excludes investments’ mark-to-market adjustment and (discounts)/premiums.

(3)	Balances include $8.3 million of nonaccrual loans, and exclude deferred (fees) and costs and allowance for credit losses.

(4)	Excludes discounts on certificates of deposit acquired in connection with the acquisition of First Fidelity.

(5)	Excludes discounts on FHLB advances acquired in connection with the acquisition of First Fidelity.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risks

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

     At March 31, 2003, based on the Company’s internally generated model, it was estimated that the Company’s NPV ratio was 8.97% in the event of a 200 basis point increase in rates, a decrease of 9.76% from basecase of 9.94%. If rates were to decrease by 100 basis points, the Company’s NPV ratio was estimated at 10.30%, an increase of 3.62% from basecase.

     Presented below, as of March 31, 2003, is an analysis of the Company’s IRR as measured in the NPV for instantaneous and sustained parallel shifts of 100, 200, 300 and -100 basis point increments in market interest rates.

		Net Portfolio Value

	Change		$ Change from		Change from
(Dollars in thousands)	in Rates	$ Amount	Basecase	Ratio	Basecase

	+300 bp	$207,127	(53,061)	8.21%	(173)bp
	+200 bp	228,835	(31,353)	8.97%	(97)bp
	+100 bp	245,082	(15,106)	9.49%	(45)bp
	0 bp	260,188		9.94%
	-100 bp	272,829	12,641	10.30%	36 bp

     Management believes that the NPV methodology overcomes several shortcomings of the typical static gap methodology. First, it does not use arbitrary repricing intervals and accounts for all expected cash flows, weighing each by its appropriate discount factor. Second, because the NPV method projects cash flows of each financial instrument under different rate environments, it can incorporate the effect of embedded options on an association’s IRR exposure. Third, it allows interest rates on different instruments to change by varying amounts in response to a change in market interest rates, resulting in more accurate estimates of cash flows. In addition, NPV takes into account the caps and floors on loans. In the table shown above, this is reflected in the losses of value in the up 100 bp and 200 bp scenarios and the gain in value in the down 100 bp scenario. The adjustable rate loans that have reached their floors gain value as rates drop and lose value as rates rise until each loan’s floor is exceeded.

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

ITEM 4. Controls and Procedures

1. Current Controls and Procedures
As of March 31, 2003 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2003 for gathering, analyzing and disclosing the information that the Company is required to disclose in the reports it files under the Securities Exchange Act (“SEC”) within the time period specified in the SEC’s rules and forms.

2. Changes in Internal Control Procedures

     There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

     The Bank is a defendant in a construction defect case entitled Stone Water Terrace HOA v. Future Estates, Hawthorne Savings and Loan Association, et al, which was filed in the Superior Court of the State of California, County of Los Angeles. On May 2, 2003, without admitting or denying responsibility, the Bank and a number of subcontractor defendants agreed to a settlement of the case, subject to approval of a good faith settlement application (the “Settlement”). The Bank’s contribution to the Settlement was not material to the Company’s financial condition or results of operations and was appropriately accrued in a prior period. Upon satisfaction of the conditions of the Settlement, the complaint against the Bank will be dismissed with prejudice, and the Bank will be released from all further liability in connection with the construction of the Stone Water Terrace development.

     On January 17, 2003, following a jury trial in federal court in Los Angeles, the Company obtained a $954,000 judgment against Reliance Insurance Company stemming from Reliance’s failure to indemnify the Company for the settlement of a lawsuit involving the Bank’s former chief executive officer. Reliance has appealed the judgment to the Ninth Circuit Court of Appeals on various grounds. However, Reliance did not post the required bond, and the court denied Reliance’s request for an emergency stay of execution. Consequently, on April 16, 2003, the Company executed on a $1.1 million bond securing the judgment, which was received by the Company on April 17, 2003. However, due to the uncertain outcome of the appeal, the Company will not recognize income related to the judgment until the appeal is finalized, which is not anticipated to occur until mid-2004.

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

Exhibit 99.1 – Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

2.	Reports on Form 8-K

The following reports on Form 8-K were filed for the three months ended March 31, 2003.

February 11, 2003 – 2002 Earnings Press Release

March 18, 2003 – Hawthorne Financial Corporation Announcement of Company’s Participation in 15th Annual Roth Capital Partners Growth Stock Conference

April 29, 2003 – First Quarter 2003 Earnings Press Release and Conference Call Transcript

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWTHORNE FINANCIAL CORPORATION

Dated May 14, 2003	/s/ SIMONE LAGOMARSINO

Simone Lagomarsino
President and Chief Executive Officer

Dated May 14, 2003	/s/ DAVID ROSENTHAL

David Rosenthal Executive Vice President and Chief Financial Officer

Certification

I, Simone Lagomarsino, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hawthorne Financial Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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
President and Chief Executive Officer

Date: May 14, 2003

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

Date: May 14, 2003