Form 10-Q
period 2003-06-30
HAWTHORNE FINANCIAL CORP
filed 2003-08-13
CIK 46267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to __________ .
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

     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: The Registrant had 7,713,310 shares of Common Stock, $0.01 par value, per share outstanding as of July 31, 2003.

HAWTHORNE FINANCIAL CORPORATION

FORM 10-Q INDEX
For the quarter ended June 30, 2003

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this filing constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuation in interest rates, credit quality and government regulation and other factors discussed in our reports filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2002.

i

HAWTHORNE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	December 31,
(Dollars in thousands)	2003	2002

Assets:
Cash and cash equivalents	$16,415	$21,849
Investment securities:
Investment securities available-for-sale, at fair value	348,154	267,596
Investment securities awaiting settlement	30,354	—

Total investment securities	378,508	267,596
Loans receivable (net of allowance for credit losses of $35,341 in 2003 and $35,309 in 2002)	2,103,105	2,114,255
Accrued interest receivable	10,883	11,512
Investment in capital stock of Federal Home Loan Bank, at cost	33,238	34,705
Office property and equipment at cost, net	5,722	5,106
Deferred tax asset, net	8,521	10,068
Goodwill	22,970	22,970
Intangible assets	1,183	1,388
Other assets	32,743	5,521

Total assets	$2,613,288	$2,494,970

Liabilities and Stockholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing	$44,970	$39,818
Interest-bearing:
Transaction accounts	649,037	597,528
Certificates of deposit	1,070,722	1,025,464

Total deposits	1,764,729	1,662,810
FHLB advances	576,736	600,190
Capital securities	51,000	51,000
Investment securities awaiting settlement	30,354	—
Accounts payable and other liabilities	17,184	17,904

Total liabilities	2,440,003	2,331,904

Stockholders’ Equity:
Common stock — $0.01 par value; authorized 20,000,000 shares; issued, 9,015,102 shares (2003) and 8,576,048 shares (2002)	90	86
Capital in excess of par value — common stock	82,027	81,087
Retained earnings	118,774	105,134
Accumulated other comprehensive income	1,374	1,504
Less:
Treasury stock, at cost — 1,331,792 shares (2003) and 1,188,383 shares (2002)	(28,980)	(24,745)

Total stockholders’ equity	173,285	163,066

Total liabilities and stockholders’ equity	$2,613,288	$2,494,970

See Accompanying Notes to Consolidated Financial Statements

HAWTHORNE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In thousands, except per share data)	2003	2002	2003	2002

Interest revenue:
Loans	$32,627	$30,385	$66,800	$62,893
Investments securities	2,603	69	5,555	69
Investment in capital stock of FHLB, cash, fed funds and other	331	1,089	795	1,950

Total interest revenue	35,561	31,543	73,150	64,912

Interest cost:
Deposits	9,403	8,493	18,972	18,027
FHLB advances	5,584	5,141	11,397	10,293
Senior notes	—	805	—	1,611
Capital securities	755	599	1,528	903

Total interest cost	15,742	15,038	31,897	30,834

Net interest income	19,819	16,505	41,253	34,078
Provision for credit losses	100	170	400	670

Net interest income after provision for credit losses	19,719	16,335	40,853	33,408
Noninterest revenue:
Loan related and other fees	1,078	790	1,964	1,638
Deposit fees	466	363	922	736
Other	608	42	803	114

Total noninterest revenue	2,152	1,195	3,689	2,488
Real estate operations, net	(4)	—	(3)	69
Noninterest expense:
General and administrative expense:
Employee	5,475	4,700	11,665	9,732
Operating	2,278	1,516	4,679	3,019
Occupancy	1,390	941	2,576	1,855
Professional	339	599	786	706
Technology	535	371	1,084	740
SAIF premiums and OTS assessments	165	132	330	268
Other/legal settlements	38	—	264	20

Total general and administrative expense	10,220	8,259	21,384	16,340

Income before income taxes	11,647	9,271	23,155	19,625
Income tax provision	4,743	3,987	9,515	8,439

Net income	$6,904	$5,284	$13,640	$11,186

Basic earnings per share	$0.90	$0.91	$1.79	$2.00

Diluted earnings per share	$0.83	$0.69	$1.64	$1.46

Weighted average basic shares outstanding	7,690	5,821	7,633	5,597

Weighted average diluted shares outstanding	8,322	7,665	8,331	7,646

See Accompanying Notes to Consolidated Financial Statements

HAWTHORNE FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Capital in
			Excess of		Accumulated
	Number of		Par Value-		Other			Total
	Common	Common	Common	Retained	Comprehensive		Treasury	Stockholders’	Comprehensive
(In thousands)	Shares	Stock	Stock	Earnings	Income/(Loss)		Stock	Equity	Income/(Loss)

Balance at January 1, 2003	7,388	$86	$81,087	$105,134	$1,504		$(24,745)	$163,066
Exercised stock options	49	—	516	—	—		—	516
Exercised warrants	390	4	16	—	—		—	20
Tax benefit for stock options exercised	—	—	408	—	—		—	408
Treasury stock	(144)	—	—	—	—		(4,235)	(4,235)
Net income	—	—	—	13,640	—		—	13,640	$13,640
Other comprehensive income (loss), net:
Unrealized loss on investment securities available-for-sale, net of tax	—	—	—	—	(130	) (1)	—	(130)	(130)

Comprehensive income	—	—	—	—	—		—	—	$13,510

Balance at June 30, 2003	7,683	$90	$82,027	$118,774	$1,374		$(28,980)	$173,285

					June 30, 2003

(1)	Other comprehensive loss, before tax:
Unrealized net holding loss on available-for-sale investment securities					$(140)
Reclassification adjustment of net gain included in net income					(79)

Other comprehensive loss, before tax					(219)
Tax effect					89

Other comprehensive loss, net of tax					$(130)

See Accompanying Notes to Consolidated Financial Statements

HAWTHORNE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

(Dollars in thousands)	2003	2002

Cash Flows from Operating Activities:
Net income	$13,640	$11,186
Adjustments to reconcile net income to cash (used in)/provided by operating activities:
Deferred income tax provision	1,637	1,686
Provision for credit losses on loans	400	670
Net gain from sales of investments	(79)	—
Net gain from sales of loans	(67)	—
Net gain from sales of real estate owned	—	(87)
Loan fee, premium and discount amortization	1,127	(19)
Depreciation and amortization	2,895	841
Retirement of fixed assets	49	—
FHLB dividends	(767)	(703)
Decrease in accrued interest receivable	629	935
Increase in other assets	(26,958)	(2,064)
(Decrease)/increase in other liabilities	(720)	307

Net cash (used in)/provided by operating activities	(8,214)	12,752

Cash Flows from Investing Activities:
Certificates of deposit in banks, net	—	(20,000)
Loans:
New loans funded	(455,512)	(348,557)
Payoffs and principal payments	490,856	473,799
Sales proceeds	6,138	9,839
Purchases	(32,931)	(22,100)
Other, net	1,139	3,493
Activity in available-for-sale investment securities:
Purchases	(259,760)	(19,700)
Sales proceeds	116,678	—
Principal payments	60,267	—
Real estate owned:
Sales proceeds	—	1,399
FHLB stocks:
Redemptions	2,234	—
Office property and equipment:
Additions	(1,549)	(599)

Net cash (used in)/provided by investing activities	(72,440)	77,574

See Accompanying Notes to Consolidated Financial Statements

HAWTHORNE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

(Dollars in thousands)	2003	2002

Cash Flows from Financing Activities:
Deposit activity, net	101,919	(7,726)
Net decrease in FHLB advances	(23,000)	(25,000)
Net proceeds from exercise of stock options and warrants	536	2,104
Proceeds from Capital Securities	—	22,000
Purchases of Treasury Stock	(4,235)	(14,547)

Net cash provided by/(used in) financing activities	75,220	(23,169)

Net (decrease)/increase in cash and cash equivalents	(5,434)	67,157
Cash and cash equivalents, beginning of period	21,849	98,583

Cash and cash equivalents, end of period	$16,415	$165,740

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$32,223	$13,686
Income taxes	7,050	7,300
Non-cash financing activities:
Tax benefit for exercised stock options	408	261

See Accompanying Notes to Consolidated Financial Statements

HAWTHORNE FINANCIAL CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

          The unaudited interim consolidated financial statements include the accounts of Hawthorne Financial Corporation (“Company”) and its wholly owned subsidiaries, Hawthorne Savings, F.S.B. and its wholly owned subsidiary, HS Financial Services Corporation, (“Bank”), HFC Capital Trust I, HFC Capital Trust II, HFC Capital Trust III and HFC Capital Trust IV, which are collectively referred to herein as the “Company.” All significant intercompany transactions and balances have been eliminated in consolidation.

          The unaudited interim consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the Company’s results for the interim periods presented. These consolidated financial statements for the three and six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2003.

          Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Recent Accounting Pronouncements

          In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51. FIN 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The Company does not believe the adoption of such interpretation will have a material impact on its results of operations, financial position or cash flows.

          In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic companies. The Company does not believe that the adoption of SFAS No. 150 will have a significant impact on its financial statements.

Note 2 — Reclassifications

          Certain amounts in the 2002 consolidated financial statements have been reclassified to conform with classifications in 2003.

Note 3 — Earnings Per Share Calculation

          The following table sets forth the Company’s earnings per share calculations for the three and six months ended June 30, 2003 and 2002. In the following table, (1) “Warrants” refer to the Warrants issued by the Company in December 1995, which are currently exercisable and which expire December 11, 2005, and (2) “Options” refer to stock options previously granted to employees and directors of the Company and which were outstanding at each measurement date.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In thousands, except per share data)	2003	2002	2003	2002

Average shares outstanding:
Basic	7,690	5,821	7,633	5,597
Warrants	476	1,583	547	1,881
Options (1)	593	656	625	678
Less: Treasury stock (2)	(437)	(395)	(474)	(510)

Diluted	8,322	7,665	8,331	7,646

Net income	$6,904	$5,284	$13,640	$11,186

Basic earnings per share	$0.90	$0.91	$1.79	$2.00

Diluted earnings per share	$0.83	$0.69	$1.64	$1.46

(1)	Excludes 85,067 and 85,583 options, for the three and six months ended June 30, 2003, respectively, for which the exercise price exceeded the average market price of the Company’s common stock. For the three and six months ended June 30, 2002, there were no options for which the exercise price exceeded the average market price of the Company’s common stock during the period.
(2)	Under the treasury stock method, it is assumed that the Company will use proceeds from the proforma exercise of the Warrants and Options to acquire actual shares currently outstanding, including the amount of tax benefits associated with the exercise of nonqualified options, thus increasing treasury stock. In this calculation, treasury stock was assumed to be repurchased at the average closing stock price for the respective period.

          As discussed under “Note 6 – Stockholders’ Equity,” contained herein, the Company issued an additional 1,266,540 shares of its common stock for the acquisition of First Fidelity Bancorp, Inc., which closed on August 23, 2002.

Book Value Calculation:

	At June 30,

(In thousands, except per share data)	2003	2002

Period-end shares outstanding:
Basic	7,683	5,703
Warrants	476	1,373
Options (1)	660	650
Less: Treasury stock (2)	(490)	(379)

Diluted	8,329	7,347

Basic book value per share	$22.55	$20.95

(1)	There were no options outstanding at June 30, 2003 and June 30, 2002, for which the exercise price exceeded the monthly average market price of the Company’s common stock at period-end.
(2)	Under the treasury stock method, it is assumed that the Company will use proceeds from the proforma exercise of the Warrants and Options to acquire actual shares currently outstanding, including the amount of tax benefits associated with the exercise of nonqualified options, thus increasing treasury stock. In this calculation, treasury stock was assumed to be repurchased at the average closing stock price for the respective period.

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

          If compensation costs for the Stock Incentive Plan and Stock Option Plans had been determined based on the fair value at the grant date for awards for the six months ended June 30, 2003 and 2002, consistent with the provisions of SFAS No. 123, the Company’s net income and net earnings per share would have been reduced to the pro forma amounts as follows.

	Three Months Ended June 30,			Six Months Ended June 30,

(Dollars in thousands, except per share data)	2003	2002		2003	2002

Net earnings:
As reported	$6,904	$5,284		$13,640	$11,186
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(303)	(277)		(603)	(555)

Pro forma	$6,601	$5,007		$13,037	$10,631
Basic earnings per share:
As reported	$0.90	$0.91		$1.79	$2.00
Pro forma	$0.86	$0.86		$1.71	$1.90
Diluted earnings per share:
As reported	$0.83	$0.69		$1.64	$1.46
Pro forma	$0.79	$0.65		$1.56	$1.39
Weighted average fair value of options granted during the period, at date of grant	$15.83	$—	(1)	$15.83	$11.17	(1)

(1)	There were no grants issued during the three months ended June 30, 2002.

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002 (1)	2003	2002 (1)

Dividend yield	n/a	—	n/a	n/a
Expected life	3 to 7 years	—	3 to 7 years	6 months to 5 years
Expected volatility	60.73%	—	60.73%	48.88%
Risk-free interest rate	3.09%	—	3.09%	3.28%

(1)	There were no grants issued during the three months ended June 30, 2002.

          In 2000, the Company adopted a stock option program in an effort to further align the interests of our employees with our shareholders. The compensation committee of the board of directors generally reviews this program on a semi-annual basis and grants options to employees and directors on those occasions in January and July of each year. In January of 2003, no stock options were granted. However, at the board meeting held July 22, 2003, a total of 72,500 options were granted at the current market price, bringing the total options outstanding to 732,600. Of the options outstanding, 142,000 have been issued to outside directors, 326,000 have been granted to the executive officers, and the remaining 264,600 were distributed among approximately 100 officers of the Company.

Note 4 — Commitments and Contingencies

          The Bank is a defendant in a construction defect case entitled Stone Water Terrace HOA v. Future Estates, Hawthorne Savings and Loan Association, et al, which was filed in the Superior Court of the State of California, County of Los Angeles. On June 16, 2003, the Court approved an application for approval of good faith settlement between the plaintiff on the one hand, and the Bank and a number of subcontractor defendants on the other hand (the “Settlement”). The Bank’s contribution to the Settlement was not material to the Company’s financial condition or results of operations and was appropriately accrued for in a prior period. Upon satisfaction of the conditions of the Settlement, the complaint against the Bank will be dismissed with prejudice, and the Bank will be released from all further liability in connection with the construction of the Stone Water Terrace development.

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

Note 5 — Off-Balance Sheet Activity

          The Company is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. Financial instruments include letters of credit. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contractual amounts of the commitments reflect the extent of involvement the Company has in the financial instruments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments. There were no outstanding letters of credit issued by the Bank at June 30, 2003 and 2002.

          As of June 30, 2003, the Federal Home Loan Bank issued six letters of credit (“LC”) for a total of $215.5 million. The purpose of the LCs is to fulfill the collateral requirements for six deposits totaling $185.0 million placed by the State of California with the Bank. The LCs are issued in favor of the State Treasurer of the State of California and mature over the next six months. The maturities coincide with the maturities of the State’s deposits. There are no issuance fees associated with these LCs; however, the Bank pays a maintenance fee of 15 basis points per annum monthly.

          At June 30, 2003, the Bank had commitments to fund the undisbursed portion of existing construction and land loans of $89.4 million and income property and residential loans of $8.1 million. The Bank’s commitments to fund the undisbursed portion of existing lines of credit totaled $9.6 million. The Bank follows the same credit policies in making commitments as it does for on-balance sheet instruments.

          In addition, as of June 30, 2003, the Bank had commitments to fund $64.4 million in approved loans.

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

          The table below sets forth information concerning the Company’s Capital Securities as of June 30, 2003.

          (Dollars in thousands)

		Date of	Maturity				Current
Ownership	Subsidiary	Issuance	Date	Amount	Rate Cap	Rate	Rate	Call Date (1)

100%	HFC Capital Trust I	3/28/01	6/8/31	$9,000	N/A	Fixed	10.18%	10 Years
100%	HFC Capital Trust II	11/28/01	12/8/31	5,000	11.00%	LIBOR + 3.75%	4.81%	5 Years
100%	HFC Capital Trust III	4/10/02	4/10/32	22,000	11.00%	LIBOR + 3.70%	4.99%	5 Years
100%	HFC Capital Trust IV	11/1/02	11/1/32	15,000	12.00%	LIBOR + 3.35%	4.60%	5 Years

				$51,000

(1)	Exercise of the call option on all of the capital securities is at par.

Note 8 — Business Combinations, Goodwill and Intangible Assets

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

          The following table summarizes the Company’s intangible assets as of June 30, 2003:

	Gross	Accumulated	Weighted Average
(In thousands)	Carrying Amount (1)	Amortization (2)	Amoritization Period

Amortized Intangible Assets:
Core deposit intangible - checking	$876	$151	5 years
Core deposit intangible - savings	648	190	5 years

Total intangible assets	$1,524	$341

(1)	Reflects original amount at the time of acquisition.
(2)	Reflects accumulation since date of acquisition.

Future
For the Years Ended December 31,	Amortization Expense

(In thousands)
2003 (remainder of the year)	$207
2004	355
2005	216
2006	156
2007 and thereafter	249

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

          The Company’s only operating segment is the Bank, which is headquartered in El Segundo, California. The Bank currently operates fifteen branches in the coastal counties of Southern California, from Westlake Village at the western edge of Los Angeles County to Mission Bay in San Diego County. The Company specializes in real estate secured loans within the markets it serves, including: 1) permanent loans collateralized by single family residential property, 2) permanent loans secured by multi-family residential and commercial real estate and 3) loans for the construction of multi-family residential, commercial and individual single family residential properties and the acquisition and development of land for the construction of such projects. The Company funds its loans predominantly with retail deposits generated through its fifteen full service retail offices and FHLB advances.

CRITICAL ACCOUNTING POLICIES

Allowance for Credit Losses

          Management evaluates the allowance for credit losses in accordance with GAAP, within the guidance established by Statements of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” and SFAS No. 114, as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan,” Staff Accounting Bulletin (“SAB”) 102, “Selected Loan Loss Allowance Methodology and Documentation Issues,” as well as standards established by regulatory Interagency Policy Statements on the Allowance for Loan and Lease Losses (“ALLL”). The allowance for credit losses represents management’s estimate of probable losses inherent in the Bank’s loan portfolio as of the balance sheet date. Management evaluates the adequacy of the allowance on at least a quarterly basis by reviewing its loan portfolio to estimate these inherent losses and to assess the overall probability of collection of the loans in the portfolio. Included in this quarterly review is the monitoring of delinquencies, default and historical loss experience, among other factors impacting portfolio risk. The Bank’s methodology for assessing the appropriate allowance level consists of several components, which include the allocated general valuation allowance (“GVA”), specific valuation allowances (“SVA”) for identified loans and the unallocated allowance.

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

          The Bank maintains an allowance for credit losses, GVA, which is not tied to individual loans or properties. GVAs are maintained for each of the Bank’s principal loan portfolio components and supplemented by periodic additions through provisions for credit losses. In measuring the adequacy of the Bank’s GVA, management considers (1) the Bank’s historical loss experience for each loan portfolio component and in total, (2) the historical migration of loans within each portfolio component and in total, (3) observable trends in the performance of each loan portfolio component, and (4) additional analyses to validate the reasonableness of the Bank’s GVA balance, such as the FFIEC Interagency “Examiner Benchmark” and review of peer information. The GVA includes an unallocated amount, based upon management’s evaluation of various conditions, such as general economic and business conditions affecting our key lending areas, the effects of which may not be directly measured in the determination of the GVA formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio components. Management currently intends to maintain an unallocated allowance, in the range of between 3% and 5% of the total GVA, for the inherent risk associated with imprecision in estimating the allowance, and an additional amount of up to approximately 5% of the total GVA to account for the economic uncertainty in Southern California until economic or other conditions warrant a reassessment of the level of the unallocated GVA. However, if economic conditions were to deteriorate beyond the weaknesses currently identified by management, it is possible that the GVA would be deemed insufficient for the inherent losses in the loan portfolio and further provision might be required. This could negatively impact earnings for the relevant period. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies – Allowance for Credit Losses” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

          Management believes that the provision for credit losses of $100 thousand was appropriate during the second quarter of 2003, and that the allowance for credit losses of $35.3 million at June 30, 2003, is adequate to absorb the losses that, in the opinion and judgment of management, are known and inherent in the Bank’s loan portfolio.

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

          The Bank is permitted to invest in a variety of investment securities, including U.S. Government and agency backed securities, mortgage-backed securities and investment grade securities. The investment policy of the Bank seeks to provide and maintain liquidity, produce favorable returns on investments without incurring unnecessary interest rate or credit risk, while complementing the Bank’s lending activities. Management monitors the Bank’s investment activities to ensure that they are consistent with the Bank’s established guidelines and objectives. Purchase premiums and discounts are recognized in interest income using the interest method over the estimated lives of the securities. All investment securities of the Bank are classified as “available-for-sale.” Declines in the fair value of available-for-sale investment securities below cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies – Investment Securities” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Intangible Assets

          As a result of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminates amortization of goodwill, the Company is required to evaluate goodwill annually, or more frequently if impairment indicators arise. See “Notes to Consolidated Financial Statements - Note 1 – Summary of Significant Accounting Policies” and “Notes to Consolidated Financial Statements - Note 7 – Business Combinations, Goodwill and Intangible Assets” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Income Taxes

          Management estimates the tax provision based on the amount it expects to owe various tax authorities. Taxes are discussed in more detail in “Notes to Consolidated Financial Statements - Note 1 – Summary of Accounting Policies” and “Notes to Consolidated Financial Statements - Note 10 – Income Taxes,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS

Performance Summary

          Net income in the first six months of 2003 included the financial impact of the Company’s acquisition of First Fidelity on August 23, 2002, which is discussed in “Notes to Consolidated Financial Statements - Note 7 – Business Combinations, Goodwill and Intangible Assets” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

	Three Months Ended June 30,				Six Months Ended June 30,

			Change				Change
(Dollars in thousands)	2003	2002	$	%	2003	2002	$	%

Net interest income	$19,819	$16,505	$3,314	20.1%	$41,253	$34,078	$7,175	21.1%
Provision for credit losses	100	170	(70)	(41.2)	400	670	(270)	(40.3)
Noninterest revenue	2,152	1,195	957	80.1	3,689	2,488	1,201	48.3
Real estate operations, net	(4)	—	(4)	—	(3)	69	(72)	(104.3)
Noninterest expense	10,220	8,259	1,961	23.7	21,384	16,340	5,044	30.9

Income before income taxes	11,647	9,271	2,376	25.6	23,155	19,625	3,530	18.0
Income tax provision	4,743	3,987	756	19.0	9,515	8,439	1,076	12.8

Net income	$6,904	$5,284	$1,620	30.7%	$13,640	$11,186	$2,454	21.9%

Diluted earnings per share	$0.83	$0.69	$0.14	20.3%	$1.64	$1.46	$0.18	12.3%
Net interest margin	3.18%	3.56%		(10.7)%	3.31%	3.68%		(10.1)%
Return on average assets (1)	1.08%	1.14%		(5.3)%	1.07%	1.20%		(10.8)%
Return on average equity (1)	16.34%	17.03%		(4.1)%	16.40%	18.27%		(10.2)%
Efficiency ratio (2)	46.34%	46.66%		(0.7)%	46.99%	44.63%		5.3%
G&A to average assets (3)	1.59%	1.77%		(10.2)%	1.65%	1.75%		(5.7)%

(1)	Annualized.
(2)	Represents total general and administrative expense (excluding other/legal settlements) divided by net interest income before provision for credit losses and noninterest revenues.
(3)	Represents annualized total general and administrative expense (excluding other/legal settlements) divided by average assets.

          The Company’s positive results were achieved in an environment characterized by: unprecedented low and volatile interest rates, significant volumes of prepayments of loans, aggressive competition for loan originations and a high demand for fixed rate loan products. This environment poses challenges relative to growing assets that provide acceptable yields. The following describes the changes in the major components of income before income taxes for the six months ended June 30, 2003:

•	Net interest income was positively impacted year-over-year by: 1) inclusion of the net assets from the acquisition of First Fidelity in August 2002, 2) continued strong origination volume of $485.2 million, 3) the majority of ARM loans ($1.4 billion) reaching their contractual floors, 4) income from the investment securities portfolio and 5) the lowering of interest rates on deposits and borrowings.

•	Net interest income increased 20.1% during the second quarter of 2003, compared to the prior year and was lower than the prior quarter. Net interest margin for the second quarter of 2003 was 3.18% down from 3.44% in the prior quarter and 3.56% a year earlier. The reduction in the net interest margin compared to the prior quarter was largely due to a 26 basis point reduction in yields on loans outstanding due to new loans being originated at lower yields from the loans that are prepaying. This was partially offset by a reduction in the company’s cost of funds of 11 basis points.

•	Year-to-date provision for credit losses decreased by $0.3 million, reflecting management’s evaluation of the allowance for credit losses and the risk inherent in the Company’s portfolio. At June 30, 2003, classified assets totaled $18.6 million, or 0.71% of total Bank assets, compared to $45.1 million, or 2.41% of total Bank assets, a year earlier. Year-to-date, classified assets have decreased $5.1 million, or approximately 21.6%. During the second quarter, nonaccrual loans increased by $1.3 million. However, the ratio of nonaccrual loans to total loans of 0.37% remains lower than the Bank’s peer group. At June 30, 2003, the ratio of total allowance for credit losses to loans receivable, net of specific valuation allowance, was 1.65%, compared with 1.64% at December 31, 2002 and 1.77% at June 30, 2002.

•	For the six months ended June 30, 2003, noninterest revenues were $3.7 million, a 48.3% increase, compared to the $2.5 million earned during the same period in 2002. Loan and other related fees constituted 53.2% of noninterest revenues for the six months ended June 30, 2003, compared to 65.8% during the same period in 2002. During both periods, these fees were comprised primarily of prepayment fees resulting from the high level of refinancings. Fee income on deposits increased 25.3% for the first six months of 2003, compared with the same period in 2002, primarily due to growth in core transaction deposits and other fee generating initiatives.

•	Year-to-date total general and administrative expense (“G&A”) increased by $5.0 million primarily due to additional costs as a result of the acquisition of First Fidelity. The ratio of G&A (excluding other/legal settlement) to average assets improved to 1.65% for the six months ended June 30, 2003, compared with 1.84% for the year ended December 31, 2002, which reflects the Company’s continued emphasis on efficiency.

Net Interest Income

          The following table shows average balance sheet data, related revenues and costs and effective weighted average yields and costs, for the three months ended June 30, 2003 and 2002.

	Three Months Ended June 30,

	2003			2002

			Weighted			Weighted
	Average	Revenues/	Average	Average	Revenues/	Average
(Dollars in thousands)	Balance	Costs	Yield/Cost	Balance	Costs	Yield/Cost

Assets:
Interest-earning assets:
Loans receivable (1) (2)	$2,126,756	$32,627	6.14%	$1,654,830	$30,385	7.35%
Investment securities (3)	331,474	2,603	3.14	8,722	69	3.17
Investment in capital stock of Federal Home Loan Bank	33,792	321	3.81	25,001	382	6.13
Cash, fed funds and other	2,169	10	1.85	169,220	707	1.68

Total interest-earning assets	2,494,191	35,561	5.71	1,857,773	31,543	6.80

Noninterest-earning assets	69,247			3,846

Total assets	$2,563,438			$1,861,619

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits	$1,718,063	$9,403	2.20%	$1,151,892	$8,493	2.96%
FHLB advances	549,508	5,584	4.02	468,615	5,141	4.34
Senior notes	—	—	—	25,778	805	12.50
Capital securities	51,000	755	5.92	33,824	599	7.08

Total interest-bearing liabilities	2,318,571	15,742	2.71	1,680,109	15,038	3.57

Noninterest-bearing checking	44,596			37,130
Noninterest-bearing liabilities	31,236			20,258
Stockholders’ equity	169,035			124,122

Total liabilities and stockholders’ equity	$2,563,438			$1,861,619

Net interest income		$19,819			$16,505

Interest rate spread			3.00%			3.23%

Net interest margin			3.18%			3.56%

(1)	Includes the interest on nonaccrual loans only to the extent that it was paid and recognized as interest income.
(2)	Includes net deferred loan costs incurred of $0.6 million for the three months ended June 30, 2003 and net deferred loan fees earned of $0.1 million for the three months ended June 30, 2002.
(3)	Excludes investment securities awaiting settlement.

     The following table shows average balance sheet data, related revenues and costs and effective weighted average yields and costs, for the six months ended June 30, 2003 and 2002.

	Six Months Ended June 30,

	2003			2002

			Weighted			Weighted
	Average	Revenues/	Average	Average	Revenues/	Average
(Dollars in thousands)	Balance	Costs	Yield/Cost	Balance	Costs	Yield/Cost

Assets:
Interest-earning assets:
Loans receivable (1) (2)	$2,135,362	$66,800	6.27%	$1,686,078	$62,893	7.48%
Investment securities (3)	324,270	5,555	3.43	4,385	69	3.17
Investment in capital stock of Federal Home Loan Bank	34,323	767	4.51	24,805	756	6.15
Cash, fed funds and other	4,046	28	1.40	144,078	1,194	1.67

Total interest-earning assets	2,498,001	73,150	5.87	1,859,346	64,912	7.00

Noninterest-earning assets	60,362			2,438

Total assets	$2,558,363			$1,861,784

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits	$1,696,931	$18,972	2.25%	$1,156,907	$18,027	3.14%
FHLB advances	566,329	11,397	4.00	476,265	10,293	4.30
Senior notes	—	—	—	25,778	1,611	12.50
Capital securities	51,000	1,528	5.99	23,967	903	7.54

Total interest-bearing liabilities	2,314,260	31,897	2.76	1,682,917	30,834	3.67

Noninterest-bearing checking	42,959			36,546
Noninterest-bearing liabilities	34,775			19,864
Stockholders’ equity	166,369			122,457

Total liabilities and stockholders’ equity	$2,558,363			$1,861,784

Net interest income		$41,253			$34,078

Interest rate spread			3.11%			3.33%

Net interest margin			3.31%			3.68%

(1)	Includes the interest on nonaccrual loans only to the extent that it was paid and recognized as interest income.
(2)	Includes net deferred loan costs incurred of $1.1 million for the six months ended June 30, 2003 and net deferred loan fees earned of $49 thousand for the six months ended June 30, 2002.
(3)	Excludes investment securities awaiting settlement.

          The operations of the Company are substantially dependent on its net interest income, which is the difference between the interest income earned from its interest-earning assets and the interest expense incurred on its interest-bearing liabilities. The Company’s net interest margin is its net interest income divided by its average interest-earning assets. Net interest income and net interest margin are affected by several factors, including (1) the level of, and the relationship between, the dollar amount of interest-earning assets and interest-bearing liabilities, (2) the relationship between the repricing or maturity of the Company’s adjustable rate and fixed rate loans and the repricing or maturity of the Company’s liabilities which include deposits, FHLB advances and capital securities, (3) the speed at which loans and investment securities prepay and the impact of internal interest rate floors, (4) the magnitude of the Company’s assets which do not earn interest, including nonaccrual loans and REO and (5) the acquisition of First Fidelity on August 23, 2002.

          The Company’s net interest income (after provision for credit losses) was $19.7 million for the second quarter of 2003, which was lower than the prior quarter of $21.1 million. This decrease was primarily due to the Company’s yield on earning assets reducing faster than the Company’s cost of funds. This is a result of the significant prepayments of higher yielding loans and due to the fact that 67.6% of the Company’s funding sources have rates that are contractually fixed.

          The Bank is a variable rate lender and although the static gap report shows that the balance sheet is asset sensitive, the current repricing behavior more closely approximates a liability sensitive balance sheet, as the majority of its adjustable-rate loans have reached their contractual floors. As of June 30, 2003, 93.27% of the loans in the Bank’s loan portfolio were adjustable rate, of which approximately 66.2%, or $1.4 billion, have reached their internal interest rate floors and thus have taken on fixed rate characteristics. The variable rate loans are priced at a margin over various market sensitive indices, including MTA (36.9% of the portfolio), LIBOR (34.8% of the portfolio), CMT (10.3% of the portfolio), Prime (9.8% of the portfolio), and COFI (7.8% of the portfolio).

          The Company initiated treasury activities in June 2002, to manage and redirect liquidity into an investment securities portfolio with durations of less than four years. As of June 30, 2003, the Company had an investment portfolio of $345.7 million in book value and earned $2.6 million with a yield of 3.14% during the second quarter and $5.6 million with a yield of 3.43% for the first six months. The Company treats these investments as available-for-sale investment securities and has reflected the unrealized gains or losses, net of deferred taxes, associated with the changes in the market prices in accumulated other comprehensive income as part of its stockholders’ equity.

          At June 30, 2003, 60.7% of the Bank’s interest-bearing deposits were comprised of certificates of deposit accounts (“CDs”), with an original weighted average term of 14.3 months, compared with 63.2% with an original weighted average term of 14.5 months at December 31, 2002. The remaining weighted average term to maturity for the Bank’s CDs approximated 7.3 months at June 30, 2003, compared with 7.7 months at December 31, 2002 and 5.7 months at June 30, 2002. Generally, the Bank’s offering rates for CDs move directionally with the general level of short-term interest rates, though the margin may vary due to competitive pressures.

          As of June 30, 2003, 100% of the Bank’s borrowings from the FHLB were fixed rate, with remaining terms ranging from 1 day to 8 years, compared with 81.0% with remaining terms ranging from 1 day to 8 years at December 31, 2002 and 1 year to 8 years at June 30, 2002 (though such remaining terms are subject to early call provisions). The remaining 19% of the borrowings at December 31, 2002 carried adjustable interest rates and matured in the first quarter of 2003.

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

	Three Months Ended June 30, 2003 and 2002
	Increase (Decrease) Due to Change In

			Volume and	Net
(Dollars in thousands)	Volume	Rate	Rate (1)	Change

Interest-earning assets:
Loans receivable (2)	$8,665	$(4,998)	$(1,425)	$2,242
Investment securities (3)	2,553	—	(19)	2,534
Investment in capital stock of Federal Home Loan Bank	135	(145)	(51)	(61)
Cash, fed funds and other	(698)	73	(72)	(697)

	10,655	(5,070)	(1,567)	4,018

Interest-bearing liabilities:
Deposits	4,175	(2,189)	(1,076)	910
FHLB advances	887	(379)	(65)	443
Senior notes	(805)	—	—	(805)
Capital securities	304	(98)	(50)	156

	4,561	(2,666)	(1,191)	704

Change in net interest income	$6,094	$(2,404)	$(376)	$3,314

(1)	Calculated by multiplying change in rate by change in volume.
(2)	Includes the interest on nonaccrual loans only to the extent that it was paid and recognized as interest income.
(3)	Excludes investment securities awaiting settlement.

          Total Interest Revenue—Three Months Analysis

          The increase in interest revenue of $4.0 million, or 12.7%, during the three months ended June 30, 2003, compared with the same period in 2002 was primarily attributable to an increase of $2.5 million earned on investment securities and $2.2 million earned on loans receivable.

          Contributing to the increase in interest revenue was a $471.9 million increase in average loans outstanding principally due to the acquisition, which was partially offset by a 121 basis point decrease in the yield on average loans receivable. The decline in the Company’s weighted average yield was a result of downward repricing of the Company’s adjustable rate loans and the weighted average interest rate on loan payoffs exceeding the weighted average interest rate on loan originations. During the three months ended June 30, 2003, both net interest income and net interest margin continued to be adversely impacted as borrowers refinanced loans, which resulted in $201.9 million in prepayments with a weighted average interest rate of 6.89%, while new loan production of $248.7 million reflected an average yield of 5.38% during the same period. As a result, the yield on loans receivable was 6.14% during the three months ended June 30, 2003, compared to 6.40% during the prior quarter and 7.35% during the second quarter 2002.

          The increase in average investment securities of $322.8 million was primarily due to deployment of excess liquidity and a shift in earning assets from lower yielding cash and fed funds to higher yielding investment securities. The percentage of average investment securities to average total interest-earning assets increased to 13.3% during the three months ended June 30, 2003 from 0.5% during the same period in 2002.

          Total Interest Cost—Three Months Analysis

          The $0.7 million increase in interest costs during the second quarter of 2003, compared to the same period of 2002, was primarily attributable to a $638.5 million increase in the average balance of interest-bearing liabilities, partially offset by an 86 basis point decrease in the average cost of interest-bearing liabilities.

          Average interest-bearing deposits increased $566.2 million principally due to the acquisition, which were partially mitigated by a 76 basis point decrease in the weighted average cost. The reduction in the cost of deposits was the result of the combination of the continued downward pressure on interest rates, maturing certificates of deposit with higher than current market rates, and the shift in the deposit mix. The average balance of certificates of deposit increased $408.5 million, to $1.1 billion with an average cost of funds of 2.32% during the three months ended June 30, 2003, compared with $684.2 million and a 3.16% average cost of funds during the same period in 2002. The average balance of money market accounts reflected an increase of $110.6 million, to $471.2 million with an average cost of funds of 2.19% during the three months ended June 30, 2003, compared with $360.6 million and a 2.91% average cost of funds during the same period in 2002. The Company’s lowering of interest rates on its deposit products resulted primarily from the cumulative 550 basis point reduction in the federal funds target rate by the Federal Reserve from 2001 through 2003.

          The average balance of FHLB advances reflected an increase of $80.9 million, partially mitigated by a 32 basis point decrease in the average cost of these borrowings. The $17.2 million increase in the average balance of capital securities outstanding was offset by a 116 basis point decrease in the weighted average cost; over 82% of these capital securities have adjustable rates priced at a margin over LIBOR (see Note 7—“Capital Securities” included herein). The growth in average capital securities was due to the Company’s issuance of $15.0 million (current rate of 4.60%) in capital securities in November of 2002, which was offset by the early payoff of the Company’s balance of its 12.5% Senior Notes ($25.8 million), the majority of which were redeemed on December 31, 2002 at the call premium of 106.25%.

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

	Six Months Ended June 30, 2003 and 2002
	Increase (Decrease) Due to Change In

			Volume and	Net
(Dollars in thousands)	Volume	Rate	Rate (1)	Change

Interest-earning assets:
Loans receivable (2)	$16,759	$(10,148)	$(2,704)	$3,907
Investment securities (3)	5,034	6	446	5,486
Investment in capital stock of Federal Home Loan Bank	290	(202)	(77)	11
Cash, fed funds and other	(1,161)	(196)	191	(1,166)

	20,922	(10,540)	(2,144)	8,238

Interest-bearing liabilities:
Deposits	8,415	(5,093)	(2,377)	945
FHLB advances	1,946	(708)	(134)	1,104
Senior notes	(1,611)	—	—	(1,611)
Capital securities	1,019	(185)	(209)	625

	9,769	(5,986)	(2,720)	1,063

Change in net interest income	$11,153	$(4,554)	$576	$7,175

(1)	Calculated by multiplying change in rate by change in volume.
(2)	Includes the interest on nonaccrual loans only to the extent that it was paid and recognized as interest income.
(3)	Excludes investment securities awaiting settlement.

          Total Interest Revenue—Six Months Analysis

          The increase in interest revenue of $8.2 million, or 12.7%, during the six months ended June 30, 2003, compared with the same period in 2002 was primarily attributable to an increase of $5.5 million earned on investment securities and $3.9 million earned on loans receivable.

          Contributing to the increase was a $449.3 million increase in average loans outstanding principally due to the acquisition, which was partially offset by the Company’s 121 basis point decrease in the yield on average loans receivable. During 2003, both net interest income and net interest margin continued to be adversely impacted as borrowers refinanced loans, which resulted in $381.8 million in prepayments with a weighted average interest rate of 7.08%, while new loan production of $485.2 million reflected an average yield of 5.44%, during the same period. As a result, the yield on loans receivable was 6.27% during the six months ended June 30, 2003, compared to 7.48% during the same period in 2002.

          The increase in average investment securities of $319.9 million was primarily due to deployment of excess liquidity and a shift in earning assets from lower yielding cash and fed funds to higher yielding investment securities. The percentage of average investment securities to average total interest-earning assets increased to 13.0% during the six months ended June 30, 2003 from 0.2% during the same period in 2002.

          Total Interest Cost—Six Months Analysis

          The $1.1 million increase in interest costs during the first six months of 2003, compared to the same period of 2002, was primarily attributable to a $631.3 million increase in the average balance of interest-bearing liabilities, partially offset by a 91 basis point decrease in the average cost of interest-bearing liabilities.

          Average interest-bearing deposits increased $540.0 million principally due to the acquisition, which were partially mitigated by an 89 basis point decrease in the weighted average cost. The reduction in the cost of deposits was the result of the combination of the continued downward pressure on interest rates, maturing certificates of deposit with higher than current market rates, and the shift in the deposit mix. The average balance of certificates of deposit increased $357.7 million, to $1.1 billion with an average cost of funds of 2.37% during the six months ended June 30, 2003, compared with $730.7 million and a 3.42% average cost of funds during the same period in 2002. The average balance of money market accounts reflected an increase of $136.1 million, to $457.8 million with an average cost of funds of 2.24% during the six months ended June 30, 2003, compared with $321.7 million and a 2.91% average cost of funds during the same period in 2002.

          As a percentage of total average interest-bearing deposits, transaction accounts have decreased slightly to 35.9% for the six months ended June 30, 2003, compared with 36.8% of total average interest-bearing deposits during the same period in 2002. During the last half of 2003, approximately $447.7 million of CDs are scheduled to mature, which represents approximately 25.3% of total deposits. The weighted average cost of these CDs is 2.33%, which is approximately 1.00% higher than the current 6 month CD rate. Other initiatives that the Company has undertaken to reduce the overall cost of funds include repricing a number of its deposit products.

          Since the acquisition of the Orange County and San Diego branches in August 2002, the Company has more than doubled the balances in checking accounts, and increased the number of accounts in these branches by approximately 67%. Deposits in these branches have decreased by $28 million, primarily as a result of higher costing certificates of deposit maturing. At the end of 2002, the cost of funds in these branches was 98 basis points higher than the cost of funds at other branches. As of June 30, 2003, that differential narrowed to 68 basis points. The Bank’s goal is to continue to work to improve the mix of deposits at these branches, building core customers and lowering the overall cost of funds.

          The average balance of FHLB advances reflected an increase of $90.1 million, partially mitigated by a 30 basis point decrease in the average cost of these borrowings. The $27.0 million increase in the average balance of capital securities outstanding was offset by a 155 basis point decrease in the weighted average cost; over 82% of these capital securities have adjustable rates priced at a margin over LIBOR (see Note 7—“Capital Securities” included herein). The growth in average capital securities was due to the Company’s issuance of $22.0 million (current rate of 4.99%) and $15.0 million (current rate of 4.60%) in capital securities in April and November of 2002, respectively, which was offset by the early payoff of the Company’s balance of its 12.5% Senior Notes ($25.8 million), the majority of which were redeemed on December 31, 2002 at the call premium of 106.25%.

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

          Provision for credit losses were $0.1 million and $0.4 million for the three and six months ended June 30, 2003, respectively, compared with and $0.2 million and $0.7 million for the same periods in 2002. The decrease in the provision for credit losses was due to the overall improvement in asset quality. At June 30, 2003, classified assets totaled $18.6 million, or 0.71% of total Bank assets, compared to $45.1 million, or 2.41% of total Bank assets, a year earlier. Year-to-date, classified assets have decreased $5.1 million, or approximately 21.6%. During the second quarter, nonaccrual loans increased by $1.3 million primarily as a result of the addition of two single family residential loans, offset by the payoff of one development multi-family loan. However, the ratio of nonaccrual loans to total loans of 0.37% remains lower than the Bank’s peer group. At June 30, 2003, the ratio of total allowance for credit losses to loans receivable, net of specific valuation allowance, was 1.65%, compared with 1.64% at December 31, 2002 and 1.77% at June 30, 2002. Additionally, total classified assets to Bank core capital and GVA for credit losses was 8.05% at June 30, 2003, compared with 10.81% at December 31, 2002 and 23.04% at June 30, 2002.

Noninterest Revenues

          Noninterest revenues were $2.2 million and $3.7 million for the three and six months ended June 30, 2003, respectively, an increase of 80.1% and 48.3%, compared with $1.2 million and $2.5 million during the same periods in 2002, attributable, in part, to the acquisition. Loan related and other fees were $1.1 million and $2.0 million for the three and six months ended June 30, 2003, respectively, compared with $0.8 million and $1.6 million, during the same periods of 2002 and primarily consist of fees collected from borrowers (1) for the early repayment of their loans, (2) for the extension of the maturity of loans (predominantly short term construction loans, with respect to which extension options are often included in the original term of the Bank’s loan) and (3) in connection with certain loans which contain exit or release fees payable to the Bank upon the maturity or repayment of the Bank’s loan. Loan related and other fees constituted 50.1% and 53.2% of noninterest revenues for the three and six months ended June 30, 2003, respectively, compared to 66.1% and 65.8% during the same period in 2002. During both periods, these fees were comprised primarily of prepayment fees resulting from the high level of refinancings.

          Noninterest revenues also include deposit fee income for service fees, nonsufficient fund fees and other miscellaneous check and service charges. Fee income on deposits increased 28.4% and 25.3%, during the three and six months ended June 30, 2003, respectively, compared with the same periods in 2002, as a result of the growth in core transaction deposits and other fee generating initiatives. The Company continues to expand its product array, which includes a new courtesy overdraft program. As a result of the cross selling efforts by the Company’s employees, the ratio of products per household increased to 2.64 at June 30, 2003, compared with 2.46 for the prior quarter.

          More than one-half of the other fee income of $0.8 million for the six months ended June 30, 2003, is primarily comprised of commission income from the sale of investment products and the increased value of bank owned life insurance (“BOLI”), which was purchased on March 31, 2003.

Real Estate Owned

          The following table sets forth the costs and revenues attributable to the Bank’s real estate owned (“REO”) properties for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,

(Dollars in thousands)	2003	2002	Change	2003	2002	Change

(Expense)/income associated with real estate operations:
Repairs, maintenance, renovation and other	$(4)	$—	$(4)	$(3)	$(19)	$16
Net recoveries from sales of REO	—	—	—	—	87	(87)
Property operations, net	—	—	—	—	1	(1)

(Expense)/income from real estate operations, net	$(4)	$—	$(4)	$(3)	$69	$(72)

          Net income from sales of REO properties represents the difference between the proceeds received from property disposal and the carrying value of such properties upon disposal. The Bank owned no REO properties during the six months ended June 30, 2003, compared with the sale of one property generating net cash proceeds of $1.4 million and a net recovery of $87 thousand during the same period in 2002.

Noninterest Expense

     General and Administrative Expense

          The table below details the Company’s general and administrative expense for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,

(Dollars in thousands)	2003	2002	Change	2003	2002	Change

Employee	$5,475	$4,700	$775	$11,665	$9,732	$1,933
Operating	2,278	1,516	762	4,679	3,019	1,660
Occupancy	1,390	941	449	2,576	1,855	721
Professional	339	599	(260)	786	706	80
Technology	535	371	164	1,084	740	344
SAIF premiums and OTS assessments	165	132	33	330	268	62
Other/legal settlements	38	—	38	264	20	244

Total	$10,220	$8,259	$1,961	$21,384	$16,340	$5,044

          G&A increased to $10.2 million and $21.4 million, respectively, for the three and six months ended June 30, 2003, compared with $8.3 million and $16.3 million incurred during the same periods in 2002. The increase in G&A for the six months ended June 30, 2003 was primarily attributable to the acquisition of First Fidelity. Employee related expense increased primarily due to increased headcount resulting from the inclusion of First Fidelity employees; the average number of full time equivalent employees increased by 97 for the six months ended June 30, 2003, compared to the same period in 2002. Operating expense increased primarily due to advertising, insurance, additional supplies, higher contributions and amortization of the core deposit intangible, primarily resulting from the acquisition. Occupancy increased primarily due to rent for the acquired First Fidelity locations. Annualized G&A (excluding other/legal settlements) to average assets decreased to 1.65% for the six months ended June 30, 2003, compared with 1.84% for the year ended December 31, 2002. The Company has been successful in significantly reducing G&A as a percentage of average assets in each of the last five years. The Company’s efficiency ratio was 46.99% for the six months ended June 30, 2003, which was better than the 47.62% achieved during the first quarter of 2003 and the 48.07% achieved during the year ended 2002.

FINANCIAL CONDITION, CAPITAL RESOURCES & LIQUIDITY AND ASSET QUALITY

ASSETS

Investment Securities

          The table below sets forth the net balance at cost, and fair value of available-for-sale investment securities, with gross unrealized gains and losses.

	June 30, 2003

		Gross	Gross
	Net Balance	Unrealized	Unrealized	Fair
(Dollars in thousands)	At Cost	Gains	Losses	Value

Investment securities
Investment securities available-for-sale:
Mortgage-backed securities (MBS)	$297,369	$2,420	$325	$299,464
Collateralized mortgage obligations (CMO)	48,366	324	—	48,690

Total investment securities available-for-sale	345,735	2,744	325	348,154
Investment securities awaiting settlement	30,354	—	—	30,354

Total investment securities	$376,089	$2,744	$325	$378,508

          The contractual maturities of MBS and CMO investment securities available-for-sale, excluding periodic principal payments and reductions due to estimated prepayments, at June 30, 2003 were as follows:

	Available-for-Sale:

			Weighted
	Net Balance	Fair	Average
(Dollars in thousands)	At Cost	Value	Yield (1)

Investment securities
Investment securities available-for-sale:
After 5 years through 10 years	$93,483	$94,217	3.81%
Over 10 years	252,252	253,937	3.64%

Total investment securities available-for-sale	345,735	348,154	3.68%
Investment securities awaiting settlement	30,354	30,354	n/a

Total investment securities	$376,089	$378,508	3.68	% (2)

(1)	Weighted average yield at June 30, 2003 is based on a projected yield using prepayment assumptions in calculating the amortized cost of the securities.
(2)	Excludes investment securities awaiting settlement.

          At June 30, 2003, the weighted average effective duration and weighted average life of the Bank’s investment securities portfolio were approximately 2.23 and 3.65 years, respectively. The portfolio had a weighted average coupon of 4.54%. The weighted average book price of the portfolio was 102.41% (net premium of $8.1 million). At June 30, 2003, the Bank did not hold securities of any issuer where the aggregate book value of such securities exceed 10% of stockholders’ equity.

          Proceeds from the sales of available-for-sale investment securities during the year were $116.7 million. The Bank recognized a net gain of $79 thousand on the sale of various investment securities ($397 thousand in realized gains and $318 thousand in realized losses) for the six months ended June 30, 2003.

          Thirty-three securities with net balances at cost and fair value of $193.7 million and $196.0 million, respectively, at June 30, 2003 were pledged to secure a FHLB advance of $149.0 million. At December 31, 2002, two securities with net balance at cost and fair value of $4.9 million were pledged to secure a FHLB advance of $5.0 million.

          Risks Associated with Investment Securities. The securities in the Bank’s investment portfolio (primarily Mortgage Backed Securities) are classified as “available-for-sale.” Changes in the fair value of the investment portfolio result from numerous and often uncontrollable events such as changes in interest rates, prepayment speeds, market perception of risk in the economy and other factors. To the extent that the Bank continues to have both the ability and intent to hold these securities for yield enhancement, changes in the fair value will be included as a component of stockholders’ equity. If a decline in fair value, if any, is deemed to be “other than temporary,” it will be treated as an “impairment” and reflected in earnings. Fluctuations in interest rates may cause actual prepayments to vary from the estimated prepayments over the life of the security. This may result in adjustments to the amortization of premiums or accretion of discounts related to these instruments, consequently changing the net yield on such securities. Reinvestment risk is also associated with the cash flows from such securities.

Loans Receivable

General

          The Bank’s loan portfolio consists primarily of loans secured by real estate located in the coastal counties of Southern California. The table below sets forth the composition of the Bank’s loan portfolio as of the dates indicated.

	June 30, 2003		December 31, 2002

(Dollars in thousands)	Balance	Percent	Balance	Percent

Single family residential	$839,184	37.56%	$854,220	38.32%
Income property:
Multi-family (1)	733,812	32.85%	690,137	30.96%
Commercial (1)	387,692	17.36%	391,538	17.57%
Development (2)
Multi-family	73,318	3.28%	85,655	3.85%
Commercial	35,855	1.61%	49,314	2.21%
Single family construction:
Single family residential (3)	126,726	5.67%	114,637	5.14%
Land (4)	26,683	1.19%	32,612	1.46%
Other	10,726	0.48%	10,978	0.49%

Gross loans receivable (5)	2,233,996	100.00%	2,229,091	100.00%

Less:
Undisbursed funds	(107,114)		(90,596)
Deferred costs, net	11,564		11,069
Allowance for credit losses	(35,341)		(35,309)

Net loans receivable	$2,103,105		$2,114,255

(1)	Predominantly term loans secured by improved properties, with respect to which the properties’ cash flows are sufficient to service the Bank’s loan.
(2)	Predominantly loans to finance the construction of income producing properties. Also includes loans to finance the renovation of existing properties.
(3)	Predominantly loans for the construction of individual and custom homes.
(4)	The Bank expects that a majority of these loans will be converted into construction loans, and the land secured loans repaid with the proceeds of these construction loans, within 12 months.
(5)	Gross loans receivable includes the principal balance of loans outstanding, plus outstanding but unfunded loan commitments, predominantly in connection with construction loans.

          Loan portfolio growth was impacted by the higher level of loan prepayments as borrowers refinanced loans. See further discussion in the rate volume analysis, contained herein.

          The table below sets forth the Bank’s average loan size by loan portfolio composition.

	June 30, 2003		December 31, 2002

	No. of	Average	No. of	Average
(Dollars in thousands)	Loans	Loan Size	Loans	Loan Size

Single family residential	1,384	$606	1,484	$576
Income property:
Multi-family	1,265	580	1,309	527
Commercial	383	1,012	394	994
Development:
Multi-family	23	3,188	26	3,294
Commercial	8	4,482	12	4,110
Single family construction:
Single family residential	81	1,565	74	1,549
Land	25	1,067	28	1,165
Other	5	1,456	3	1,967

Total loans, excluding overdrafts	3,174	$702	3,330	$668

Overdraft & overdraft protection outstanding	359	$2	383	$2

          The table below sets forth the Bank’s loan portfolio diversification by loan size.

	June 30, 2003		December 31, 2002

	No. of	Gross	No. of	Gross
(Dollars in thousands)	Loans	Commitment	Loans	Commitment

Loans in excess of $10.0 million:
Income property:
Commercial	2	$22,337	1	$11,789
Development:
Commercial	1	10,800	2	21,836

	3	33,137	3	33,625

Percentage of total gross loans		1.48%		1.51%
Loans between $5.0 and $10.0 million:
Single family residential	1	6,437	3	22,984
Income property:
Multi-family	6	38,487	3	18,865
Commercial	6	39,456	5	32,462
Development:
Multi-family	4	24,850	6	38,678
Commercial	2	12,560	4	23,445
Single family construction:
Single family residential	1	5,415	2	11,240

	20	127,205	23	147,674

Percentage of total gross loans		5.70%		6.62%
Loans less than $5.0 million		2,073,654		2,047,792

Percentage of total gross loans		92.82%		91.87%
Gross loans receivable		$2,233,996		$2,229,091

          The table below sets forth the Bank’s net loan portfolio composition, as of the dates indicated.

	June 30, 2003		December 31, 2002

(Dollars in thousands)	Balance	Percent	Balance	Percent

Single family residential	$836,421	39.33%	$851,268	39.81%
Income property:
Multi-family	731,983	34.42%	689,100	32.22%
Commercial	381,423	17.93%	387,354	18.11%
Development:
Multi-family	47,381	2.23%	57,037	2.67%
Commercial	25,972	1.22%	41,168	1.93%
Single family construction:
Single family residential	73,217	3.44%	75,218	3.52%
Land	26,659	1.25%	32,612	1.52%
Other	3,826	0.18%	4,738	0.22%

Total loan principal (1)	$2,126,882	100.00%	$2,138,495	100.00%

(1)	Excludes net deferred fees and costs.

     The significant drop in the 10-year treasury rate has increased prepayment speeds to an annualized rate of 38% in the second quarter of 2003.

     The tables below set forth the approximate composition of the Bank’s gross new loan originations, net of internal refinances of $6.9 million and $19.1 million, respectively, for the periods indicated, by dollars and as a percentage of total loans originated.

	Three Months Ended		Three Months Ended
	June 30, 2003		June 30, 2002

(Dollars in thousands)	Amount	%	Amount	%

Single family residential	$100,057	40.23%	$80,344	50.61%
Income property:
Multi-family (1)	89,254	35.88%	44,890	28.28%
Commercial (2)	22,650	9.11%	8,130	5.12%
Development:
Multi-family (3)	3,420	1.38%	8,735	5.51%
Commercial (4)	2,500	1.00%	—	—
Single family construction:
Single family residential (5)	24,067	9.68%	12,516	7.89%
Land (6)	6,764	2.72%	4,116	2.59%

Total	$248,712	100.00%	$158,731	100.00%

	Six Months Ended		Six Months Ended
	June 30, 2003		June 30, 2002

(Dollars in thousands)	Amount	%	Amount	%

Single family residential	$192,662	39.71%	$180,414	53.96%
Income property:
Multi-family (1)	150,877	31.09%	75,436	22.56%
Commercial (2)	42,258	8.71%	17,400	5.21%
Development:
Multi-family (3)	19,677	4.06%	16,149	4.83%
Commercial (4)	9,865	2.03%	3,807	1.14%
Single family construction:
Single family residential (5)	57,687	11.89%	32,663	9.77%
Land (6)	12,180	2.51%	8,467	2.53%

Total	$485,206	100.00%	$334,336	100.00%

(1)	Includes unfunded commitments of $1.6 million and $0.5 million as of June 30, 2003 and June 30, 2002, respectively.
(2)	Includes unfunded commitments of $1.5 million as of June 30, 2002.
(3)	Includes unfunded commitments of $16.8 million and $8.4 million as of June 30, 2003 and June 30, 2002, respectively.
(4)	Includes unfunded commitments of $7.9 million as of June 30, 2003.
(5)	Includes unfunded commitments of $41.2 million and $7.7 million as of June 30, 2003 and June 30, 2002, respectively.
(6)	Includes unfunded commitments of $0.2 million as of June 30, 2003.

Asset Quality

Classified Assets

          The table below sets forth information concerning the Bank’s risk elements as of the dates indicated. Classified assets include REO, nonaccrual loans and performing loans, which have been adversely classified pursuant to the Bank’s classification policies and Office of Thrift Supervision (“OTS”) regulations and guidelines (“performing/classified” loans).

	June 30,	December 31,	June 30,
(Dollars in thousands)	2003	2002	2002

Risk elements:
Nonaccrual loans (1)	$9,649	$7,675	$6,081
Real estate owned, net	—	—	—

	9,649	7,675	6,081
Performing loans classified substandard or lower (2)	8,904	16,002	38,984

Total classified assets	$18,553	$23,677	$45,065

Total classified loans	$18,553	$23,677	$45,065

Loans restructured and paying in accordance with modified terms (3)	$2,351	$2,468	$2,317

Gross loans before allowance for credit losses	$2,138,446	$2,149,564	$1,620,857

Loans receivable, net of specific valuation allowance	$2,138,070	$2,149,376	$1,619,807

Delinquent loans:
30 - 89 days	$6,469	$5,357	$9,920
90+ days	6,989	7,175	1,931

Total delinquent loans	$13,458	$12,532	$11,851

Allowance for credit losses:
General valuation allowance (“GVA”)	$34,965	$35,121	$27,607
Specific valuation allowance (“SVA”)	376	188	1,050

Total allowance for credit losses	$35,341	$35,309	$28,657

Net loan charge-offs:
Net charge-offs for the quarter ended	$265	$664	$189
Percent to loans receivable, net of SVA (annualized)	0.05%	0.12%	0.05%
Percent to beginning of period allowance for credit losses (annualized)	2.99%	7.40%	2.64%
Selected asset quality ratios at period end:
Total nonaccrual loans to total assets	0.37%	0.31%	0.32%
Total allowance for credit losses to loans receivable, net of SVA	1.65%	1.64%	1.77%
Total GVA to loans receivable, net of SVA	1.64%	1.63%	1.70%
Total allowance for credit losses to nonaccrual loans	366.27%	460.05%	471.25%
Total classified assets to Bank core capital and GVA	8.05%	10.81%	23.04%

(1)	Nonaccrual loans include five loans totaling $3.5 million, three loans totaling $0.6 million and one loan totaling $0.1 million, in bankruptcy at June 30, 2003, December 31, 2002 and June 30, 2002, respectively. Nonaccrual loans include one troubled debt restructured loan (“TDRs”) at June 30, 2003 for $0.5 million, and none at December 31, 2002 and June 30, 2002.
(2)	Excludes nonaccrual loans.
(3)	Represents TDRs not classified and not on nonaccrual.

          The table below sets forth information concerning the Bank’s gross classified loans, by category, as of June 30, 2003.

					Total
	No. of	Nonaccrual	No. of	Other	No. of
(Dollars in thousands)	Loans	Loans	Loans	Classified Loans	Loans	Total

Single family residential	10	$6,196	10	$7,452	20	$13,648
Income property:
Multi-family	2	661	2	942	4	1,603
Commercial	3	2,788	1	510	4	3,298
Other	1	4	—	—	1	4

Gross classified loans	16	$9,649	13	$8,904	29	$18,553

Allowance for Credit Losses

     The table below summarizes the activity of the Bank’s allowance for credit losses for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in thousands)	2003	2002	2003	2002

Average loans outstanding	$2,126,756	$1,654,830	$2,135,362	$1,686,078

Total allowance for credit losses at beginning of period	$35,506	$28,676	$35,309	$30,602
Provision for credit losses	100	170	400	670
Charge-offs:
Single family residential	(6)	(196)	(6)	(476)
Income Property:
Commercial	—	—	(100)	—
Development:
Commercial	—	—	—	(2,171)
Multi-family	(129)	—	(129)	—
Land	(136)	—	(136)	—
Other	(12)	—	(24)	—
Recoveries:
Commercial	—	—	5	—
Other	18	7	22	32

Net charge-offs	(265)	(189)	(368)	(2,615)

Total allowance for credit losses at end of period	$35,341	$28,657	$35,341	$28,657

Annualized ratio of charge-offs to average loans outstanding during the period	0.05%	0.05%	0.03%	0.31%

          Management decreased the provision for credit losses during 2003, based on the overall improvement in asset quality, as reflected by a $26.5 million decrease in classified assets, to $18.6 million at June 30, 2003, from $45.1 million at June 30, 2002. The Bank’s ratio of classified assets to Bank core capital and GVA improved to 8.05% at June 30, 2003, compared with 10.81% at December 31, 2002, and 23.04% at June 30, 2002. The Bank’s total nonaccrual loans to total assets was 0.37% at June 30, 2003, compared with 0.31% at December 31, 2002, and 0.32% at June 30, 2002. At June 30, 2003, the ratio of total allowance (GVA and SVA) for credit losses to loans receivable, net of SVA, was 1.65%, compared with 1.64% at December 31, 2002 and 1.77% at June 30, 2002.

          The table below summarizes the Bank’s allowance for credit losses by category for the periods indicated.

	June 30, 2003			December 31, 2002

			Percent of			Percent of
			Reserves to			Reserves to
			Total Loans (1)			Total Loans (1)
(Dollars in thousands)	Balance	Percent	by Category	Balance	Percent	by Category

Single family residential	$10,605	30.01%	1.26%	$10,822	30.65%	1.26%
Income property:
Multi-family	9,147	25.88%	1.24%	8,517	24.12%	1.23%
Commercial	8,335	23.58%	2.18%	7,272	20.60%	1.87%
Development:
Multi-family	1,242	3.51%	2.63%	2,087	5.91%	3.68%
Commercial	636	1.80%	2.45%	861	2.44%	2.08%
Single family construction:
Single family residential	1,611	4.56%	2.21%	1,317	3.73%	1.76%
Land	568	1.61%	2.14%	1,211	3.43%	3.72%
Other	198	0.56%	5.21%	199	0.56%	4.23%
Unallocated	2,999	8.49%	n/a	3,023	8.56%	n/a

Total	$35,341	100.00%	1.65%	$35,309	100.00%	1.64%

(1)	Percent of allowance for credit losses to loans receivable, net of SVA.

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

          Management believes that the allowance for credit losses of $35.3 million at June 30, 2003, is adequate to absorb the losses that, in the opinion and judgment of management, are known and inherent in the Bank’s loan portfolio.

Real Estate Owned

          Real estate acquired in satisfaction of loans is transferred to REO at the lower of the carrying value or the estimated fair value, less any estimated disposal costs (“fair value”). The difference between the fair value of the real estate collateral and the loan balance at the time of transfer is recorded as a charge-off, if the fair value is lower. The fair value of collateral includes capitalized costs. Any subsequent declines in the fair value of the REO property after the date of transfer are recorded through a write-down of the asset. The Company held no real estate owned properties at June 30, 2003 and at December 31, 2002.

          On July 21, 2003, the Bank acquired one real estate property through foreclosure, with a carrying value of $2.3 million. This REO was classified as a nonaccrual loan at June 30, 2003.

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

	June 30, 2003				December 31, 2002

(Dollars in thousands)	Balance (1)	Percent	WAIR	WARM	Balance (1)	Percent	WAIR	WARM

Transaction accounts:
Noninterest-bearing checking	$44,970	2.55%	0.69%	—	$39,818	2.39%	—	—
Check/NOW	80,857	4.58%	1.18%	—	77,648	4.67%	1.69%	—
Passbook	72,553	4.11%	2.30%	—	64,662	3.89%	1.60%	—
Money Market	495,627	28.09%	1.13%	—	455,218	27.38%	2.33%	—

Total transaction accounts	694,007	39.33%			637,346	38.33%

Certificates of deposit:
7 day maturities	37,320	2.11%	1.10%	—	30,793	1.85%	1.40%	—
Less than 6 months	16,924	0.96%	1.32%	2	116,857	7.03%	1.45%	2
6 months to 1 year	467,039	26.47%	1.78%	4	240,570	14.47%	2.11%	3
1 to 2 years	342,776	19.42%	2.47%	7	426,270	25.63%	2.95%	7
More than 2 years	206,663	11.71%	3.84%	18	210,974	12.69%	4.29%	19

Total certificates of deposit	1,070,722	60.67%			1,025,464	61.67%

Total	$1,764,729	100.00%	1.92%	7	$1,662,810	100.00%	2.51%	8

(1)	Deposits in excess of $100,000 were 29.9% of total deposits at June 30, 2003 and December 31, 2002, respectively.

FHLB Advances

          A primary alternate funding source for the Bank is a line of credit through the FHLB, subject to sufficient qualifying collateral. The FHLB system functions as a source of credit to savings institutions that are members of the FHLB. Advances are secured by the Bank’s mortgage loans, the capital stock of the FHLB owned by the Bank and certain investment securities owned by the Bank. Subject to the FHLB’s advance policies and requirements, these advances can be requested for any business purpose in which the Bank is authorized to engage. In granting advances, the FHLB considers a member’s creditworthiness and other relevant factors. At June 30, 2003, the Bank had an approved line of credit with the FHLB for a maximum advance of up to 45% of the Bank’s total assets. Therefore, as of June 30, 2003, the net funds available to the Company pursuant to the FHLB borrowing arrangement totaled $408.5 million ($1.2 billion, less the advances outstanding of $576.0 million and the outstanding letters of credit used as collateral for state deposits of $215.5 million).

           The table below summarizes the balance and rate of FHLB advances, excluding discounts on advances associated with the purchase of First Fidelity, for the dates indicated.

	June 30, 2003		December 31, 2002

(Dollars in thousands)	Principal	Rate (1)	Principal	Rate (1)

Original Term:
Overnight	$64,000	1.39%	$40,000	1.30%
2 Weeks	80,000	1.06%	—	0.00%
24 Months	15,000	4.33%	23,000	4.51%
36 Months	172,000	3.20%	236,000	2.89%
60 Months	80,000	6.18%	135,000	5.92%
84 Months	25,000	4.18%	25,000	4.18%
120 Months	140,000	5.19%	140,000	5.18%

Total	$576,000	3.67%	$599,000	4.12%

(1)	Weighted average interest rate at period end.

          The weighted average remaining term of the Bank’s FHLB advances was 2 years 6 months as of June 30, 2003. At June 30, 2003, 59.9% of the Bank’s FHLB advances outstanding contain options, which allow the FHLB to call the advances prior to maturity, subject to an initial non-callable period of 1 to 5 years from origination.

          On August 4, 2003, the Bank prepaid $36.0 million of advances with an average life of 9.0 months and replaced them with new advances with an average life of 36 months. The new advances had a lower weighted average cost of 129 basis points as of August 4, 2003.

STOCKHOLDERS’ EQUITY AND REGULATORY CAPITAL

          The Company owns all the outstanding stock of the Bank. The Company’s capital consists of common stockholders’ equity, which at June 30, 2003, amounted to $173.3 million and which equaled 6.6% of the Company’s total assets.

          As of June 30, 2003, the Bank is categorized as “well capitalized” under the regulatory framework for PCA Rules based on the most recent notification from the OTS. There are no conditions or events subsequent to June 30, 2003, that management believes have changed the Bank’s category. The following table compares the Bank’s actual capital ratios to those required by regulatory agencies to meet the minimum capital requirements required by the OTS and to be categorized as “well capitalized” under the PCA Rules for the periods indicated.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

(Dollars in thousands)	Amount	Ratios	Amount	Ratios	Amount	Ratios

As of June 30, 2003
Total capital to risk weighted assets	$218,004	12.17%	$143,364	8.00%	$179,205	10.00%
Core capital to adjusted tangible assets	195,449	7.56%	103,346	4.00%	129,182	5.00%
Tangible capital to adjusted tangible assets	195,449	7.56%	38,755	1.50%	n/a	n/a
Tier 1 capital to risk weighted assets	195,449	10.91%	n/a	n/a	$107,523	6.00%
As of December 31, 2002
Total capital to risk weighted assets	$206,175	11.68%	$141,263	8.00%	$176,579	10.00%
Core capital to adjusted tangible assets	183,942	7.46%	98,663	4.00%	123,329	5.00%
Tangible capital to adjusted tangible assets	183,942	7.46%	36,999	1.50%	n/a	n/a
Tier 1 capital to risk weighted assets	183,942	10.42%	n/a	n/a	105,974	6.00%

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

CAPITAL RESOURCES AND LIQUIDITY

          Hawthorne Financial Corporation maintained cash and cash equivalents of $0.6 million at June 30, 2003. Hawthorne Financial Corporation is a holding company with no significant business operations outside of the Bank. The Company is dependent upon the Bank for dividends in order to make semi-annual interest payments. The ability of the Bank to provide dividends to Hawthorne Financial Corporation is governed by applicable regulations of the OTS. Based upon these applicable regulations, the Bank’s supervisory rating, and the Bank’s current and projected earnings rate, management fully expects the Bank to maintain the ability to provide dividends to Hawthorne Financial Corporation for the payment of interest on the holding company’s capital securities and the acquisition of treasury stock for the foreseeable future.

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

          A primary alternate funding source for the Bank is a credit line with the FHLB with a maximum advance of up to 45% of the total Bank assets subject to sufficient qualifying collateral. At June 30, 2003, the Bank had 29 FHLB advances outstanding totaling $576.0 million which had a weighted averaged interest rate of 3.67% and a weighted average remaining term of 2 years and 6 months. See “FHLB Advances” on page 28.

          On August 23, 2002, the Company issued 1,266,540 shares of Hawthorne Financial Corporation stock and $37.8 million in cash for the 1,815,115 shares of First Fidelity Bancorp, Inc. stock and 88,000 options outstanding.

          During the six months ended June 30, 2003, the Company repurchased 143,409 shares at an average price of $29.53. As of June 30, 2003, cumulative repurchases were 1,326,392 shares at an average price of $21.81. Currently, $1.6 million remains available for additional share repurchases under existing board approved authorizations.

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

          The following table shows the Company’s contractual obligations as of June 30, 2003:

	Less than	1-3	3-5	More than
Contractual Obligations	1 year	Years	Years	5 years	Total

(Dollars in thousands)

Long - Term Debt Obligations:
FHLB Advances	$180,000	$231,000	$20,000	$145,000	$576,000
Capital Securities	—	—	—	51,000	51,000
Operating Lease Obligations	2,352	3,331	1,100	1,717	8,500
Purchase Obligations	591	918	557	279	2,345

     Lending Commitments – At June 30, 2003, the Bank had commitments to fund the undisbursed portion of existing construction and land loans of $89.4 million and income property and residential loans of $8.1 million. The Bank’s commitments to fund the undisbursed portion of existing lines of credit totaled $9.6 million. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

     In addition, as of June 30, 2003, the Bank had commitments to fund $64.4 million in approved loans.

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

          Other Contractual Obligations – The Company does not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. As of June 30, 2003, the Federal Home Loan Bank issued six letters of credit (“LC”) for a total of $215.5 million. The purpose of the LCs is to fulfill the collateral requirements for six deposits totaling $185.0 million placed by the State of California with the Bank. The LCs are issued in favor of the State Treasurer of the State of California and mature over the next six months. The maturities coincide with the maturities of the State’s deposits. There are no issuance fees associated with these LCs; however, the Bank pays a monthly maintenance fee of 15 basis points per annum.

          Related Party Transactions – The Company has related party transactions in the ordinary course of business. In the ordinary course of business, the Company extended credit in the form of overdraft protection lines, as disclosed in “Note 17 – Related Parties” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. All such transactions were made in accordance with the lending restriction of Section 22(h) of the Federal Reserve Act, as applied by the OTS. There were no significant related party transactions for the six months ended June 30, 2003. The Company does not have any other related party transactions that materially affect the results of operations, cash flow or financial condition.

INTEREST RATE RISK MANAGEMENT

          Interest rate risk (“IRR”) and credit risk constitute the two primary sources of financial exposure for insured financial institutions. Please refer to “Item 1 — Business, Loan Portfolio,” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2002 for a thorough discussion of the Bank’s lending activities. The Bank realizes income principally from the differential or spread between the interest earned on loans, investments, and other interest-earning assets and the interest expensed on deposits and borrowings. IRR represents the impact that changes in the levels of market interest rates may have upon the Bank’s net interest income (“NII”) and theoretical liquidation value, also referred to as net portfolio value (“NPV”). NPV is defined as the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities.

          Changes in the NII (the net interest spread between interest-earning assets and interest-bearing liabilities) are influenced to a significant degree by the repricing characteristics of assets and liabilities (timing risk), the relationship between various indices (basis risk), and changes in the shape of the yield curve. Changes in the market level of interest rates directly and immediately affect the Bank’s interest spread, and therefore profitability. Sharp and significant changes to market rates can cause the interest spread to shrink or expand significantly in the near term, principally because of the timing differences between the repricing of the adjustable rate loans and the repricing of the deposits and borrowings, and the changes in the volume of loan prepayments.

          As of June 30, 2003, 93.3% of the Bank’s loan portfolio was tied to adjustable rate indices, such as MTA, LIBOR, CMT, Prime and COFI. As of June 30, 2003, $1.4 billion, or 66.2%, of the Bank’s adjustable rate loan portfolio had reached their internal interest rate floors. These loans have taken on fixed rate repricing characteristics until sufficient upward interest rate movements bring the fully indexed rate above the internal interest rate floors. Currently, $278.1 million of the loans at floors are single-family construction and hybrid products that will not reprice for at least one year.

          As of June 30, 2003, 54% of the Bank’s investment securities portfolio was fixed rate and the remainder were hybrid, substantially all of which are fixed for 5 years. However, because fluctuations in interest rates may cause actual prepayments to vary from the original estimated prepayments over the life of the security, the net yield is subject to change. This is the result of adjustments to the amortization of premiums or accretion of discounts related to these instruments. Reinvestment risk is also associated with the cash flows from such securities. The unrealized gain/loss on such securities may also be adversely impacted by changes in interest rates.

          At June 30, 2003, 60.7% of the Bank’s interest-bearing deposits were comprised of CDs, with an original weighted average term of 14.3 months. The remaining weighted average term to maturity for the Bank’s CDs approximated 7.3 months at June 30, 2003. In the last half of 2003, approximately $447.7 million of CDs are scheduled to mature. The weighted average cost of these CDs is approximately 1.00% higher than the current 6 month CD rate. Generally, the Bank’s offering rates for CDs move directionally with the general level of short-term interest rates, though the margin may vary due to competitive pressures.

          As of June 30, 2003, 100% of the Bank’s borrowings from the FHLB were fixed rate, with remaining terms ranging from 1 day to 8 years. However, 59.9% of the Bank’s FHLB advances contain options, which allow the FHLB to call the advances prior to maturity, subject to an initial non-callable period of 1 to 3 years from origination.

          The Bank’s Asset/Liability Committee (“ALCO”) is responsible for managing the Bank’s assets and liabilities in a manner that balances profitability, IRR and various other risks including liquidity. ALCO operates under policies and within risk limits prescribed by, reviewed and approved by the Board of Directors.

          ALCO seeks to stabilize the Bank’s NII and NPV through the matching of its rate-sensitive assets and liabilities by maintaining the maturity and repricing of these assets and liabilities at appropriate levels given the interest rate environment. The speed and velocity of the repricing of assets and liabilities, as well as the presence or absence of periodic and lifetime internal interest rate caps and floors all effect the Bank’s NII and NPV in varying interest rate environments. When the amount of rate-sensitive liabilities exceeds rate-sensitive assets within specified time periods (liability sensitive), the NII generally will be negatively impacted by increasing rates and positively impacted by decreasing rates. Conversely, when the amount of rate-sensitive assets exceeds the amount of rate-sensitive liabilities within specified time periods (asset sensitive), net interest income will generally be positively impacted by increasing rates and negatively impacted by decreasing rates.

          The Bank utilizes internal interest rate floors and caps on individual loans to mitigate the risk of interest margin compression. A risk to the Bank associated with the internal interest rate floors in a declining interest rate environment is that, while the margin is being protected, the borrower may choose to refinance the loan, resulting in the Bank having to replace the higher-yielding asset at a lower rate. Prepayment speeds remained at high levels in the second quarter of 2003. If this trend continues, it could negatively impact growth in interest earning assets, which in turn could negatively impact net income and NPV calculations. The assumptions being used for the June 30th IRR analysis include a continuation of the current high level of prepayments in the third quarter of 2003, and a decrease in the prepayments during the fourth quarter of 2003 and 2004.

          The Bank utilizes two methods for measuring interest rate risk, firstly static gap analysis and secondly interest rate simulations. Gap analysis focuses on measuring absolute dollar amounts subject to repricing within certain periods of time, specifically the one year horizon. Interest rate simulations are produced using a software model that is based on actual cash flows and repricing characteristics for all of the Bank’s financial instruments and incorporates market-based assumptions regarding the impact of changing interest rates on current levels of applicable financial instruments. These assumptions are inherently uncertain, and, consequently, the model cannot precisely measure net interest income or precisely predict the impact of changes in interest rates on NPV. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and management strategies. See “Item 3, Quantitative and Qualitative Disclosure about Market Risk.”

          Static gap is the difference between the amount of assets and liabilities (adjusted for any off-balance sheet positions), which are expected to mature or reprice within a specific period. Although the cumulative static gap position indicates an asset-sensitive position, the Bank’s net interest income will be impacted by the significant amount of adjustable rate loans that have reached floor interest rates in excess of current market rates. In a rising rate environment, the Bank’s liabilities within a cumulative static gap period will reprice upward to market rates while the loan portfolio may not reprice up because of the floors, causing a reduction in net interest income until such time as the rates exceed the floors. Conversely, in a declining rate environment, the Bank’s liabilities will continue to reprice downward, while its loan portfolio remains at its floor rates, thereby creating an increase in net interest income reduced by the impact resulting from accelerated prepayments. Furthermore, a portion of the Bank’s interest sensitive assets and liabilities are tied to indices that may lag changes in market interest rates by three months or more.

          The following table sets forth information concerning repricing timeframes for the Bank’s interest-earning assets and interest-bearing liabilities as of June 30, 2003. The amount of assets and liabilities shown within a particular period were determined in accordance with their contractual maturities, except that adjustable rate products, including those loans that have reached their internal interest rate floors are reflected in the earlier period of when they are first scheduled to adjust or mature.

	June 30, 2003

		Over Three	Over Six	Over One
	Three	Through	Through	Year	Over
	Months	Six	Twelve	Through	Five
(Dollars in thousands)	Or Less	Months	Months	Five Years	Years	Total

Interest-earning assets:
Cash, fed funds and other (1)	$2,063	$—	$—	$—	$—	$2,063
Investments and FHLB stock (2)	33,238	—	—	144,251	193,345	370,834
Loans receivable (3)	1,330,905	285,749	50,933	349,694	109,601	2,126,882

Total interest-earning assets	$1,366,206	$285,749	$50,933	$493,945	$302,946	$2,499,779

Interest-bearing liabilities:
Deposits:
Non-certificates of deposit	$649,037	$—	$—	$—	$—	$649,037
Certificates of deposit (4)	298,261	363,167	277,436	130,130	—	1,068,994
FHLB advances (5) (6)	159,000	—	21,000	251,000	145,000	576,000
Capital securities	—	42,000	—	—	9,000	51,000

Total interest-bearing liabilities	$1,106,298	$405,167	$298,436	$381,130	$154,000	$2,345,031

Interest rate sensitivity gap	$259,908	$(119,418)	$(247,503)	$112,815	$148,946	$154,748
Cumulative interest rate sensitivity gap	259,908	140,490	(107,013)	5,802	154,748	154,748
As a percentage of total interest-earning assets	10.40%	5.62%	-4.28%	0.23%	6.19%	6.19%

(1)	Excludes noninterest-earning cash balances.
(2)	Excludes investments’ mark-to-market adjustment, (discounts)/premiums and investment securities awaiting settlement.
(3)	Balances include $9.6 million of nonaccrual loans, and exclude deferred (fees) and costs and allowance for credit losses.
(4)	Excludes discounts on certificates of deposit acquired in connection with the acquisition of First Fidelity.
(5)	Excludes discounts on FHLB advances acquired in connection with the acquisition of First Fidelity.
(6)	The maturity date was used for the repricing model since the borrowing rate exceeded the current market rate by 50 basis points or more.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

          A sudden and substantial increase or decrease in interest rates may adversely impact the Bank’s income to the extent that the interest rates borne by the assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Bank’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Bank’s net interest income and capital, while structuring the Bank’s asset-liability mix to obtain the maximum yield-cost spread on that structure. The Bank has adopted formal policies and practices to monitor its interest rate risk exposure. As a part of this effort, the Bank uses the NPV methodology to gauge IRR exposure.

          Using an internally generated model, the Bank monitors interest rate sensitivity by estimating the change in NPV over a range of interest rate shocks. NPV is the discounted present value of the difference between incoming cashflows on interest-earning assets and other assets, and the outgoing cashflows on interest-bearing liabilities and other liabilities. The NPV ratio is defined as the NPV for a given rate scenario divided by the market value of the assets in the same scenario. The Sensitivity Measure is the change in the NPV ratio, in basis points, caused by a 200 basis point increase or decrease in interest rates, whichever produces the largest decline. By agreement with the OTS, the downward rate shock was performed for 100 basis points down only, due to the overall compression of interest rates. The higher an institution’s Sensitivity Measure, the greater is considered its exposure to IRR. The OTS also produces a similar analysis using its own model, based upon data submitted on the Bank’s quarterly Thrift Financial Report (“TFR”).

          At June 30, 2003, based on the Bank’s internally generated model, it was estimated that the Bank’s NPV ratio was 9.60% in the event of a 200 basis point increase in rates, a decrease of 126 basis points from basecase of 10.86%. If rates were to decrease by 100 basis points, the Bank’s NPV ratio was estimated at 11.33%, an increase of 47 basis points from basecase.

          Presented below, as of June 30, 2003, is an analysis of the Bank’s IRR as measured in the NPV for instantaneous and sustained parallel shifts of 100, 200, 300 and -100 basis point increments in market interest rates.

		Net Portfolio Value

	Change		$ Change from		Change from
(Dollars in thousands)	in Rates	$ Amount	Basecase	Ratio	Basecase

	+300 bp	$236,488	(53,058)	9.24%	(162)bp
	+200 bp	248,642	(40,903)	9.60%	(126)bp
	+100 bp	268,264	(21,281)	10.22%	(64)bp
	0 bp	289,545		10.86%
	-100 bp	305,772	16,227	11.33%	47bp

          Management believes that the NPV methodology overcomes several shortcomings of the typical static gap methodology. First, it does not use arbitrary repricing intervals and accounts for all expected cash flows, weighing each by its appropriate discount factor. Second, because the NPV method projects cash flows of each financial instrument under different rate environments, it can incorporate the effect of embedded options on an association’s IRR exposure. Third, it allows interest rates on different instruments to change by varying amounts in response to a change in market interest rates, resulting in more accurate estimates of cash flows. Fourth, prepayment behavior can be changed in response to changes in market interest rates. In addition, NPV takes into account the caps and floors on loans. In the table shown above, this is reflected in the losses of value in the up 100 bp, 200 bp and 300 bp scenarios and the gain in value in the down 100 bp scenario. The adjustable rate loans that have reached their floors gain value as rates drop and lose value as rates rise until each loan’s internal rate floor is exceeded.

          On a quarterly basis, the results of the internally generated model are reconciled to the results of the OTS model. In the first quarter of 2003, the OTS changed their methodology for establishing discount rates for multi-family and commercial loans by assuming that these loans are carried at market rates, with little premium over face value. This reduced their NPV for the Bank. However, the OTS’ model does not take into account floors on loans. The Bank’s model accounts for the existing floors by increasing the fair market value in the basecase, resulting in an increase to the NPV. This results in analyses that are directionally inconsistent. However, based on both the Bank’s model and the regulatory model, in accordance with the OTS Thrift Bulletin 13a, Management of Interest Rate Risk, the Bank falls within the OTS’ minimal risk category.

ITEM 4. Controls and Procedures

1.	Current Controls and Procedures

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003 for gathering, analyzing and disclosing the information that the Company is required to disclose in the reports it files under the Securities Exchange Act (“SEC”) within the time period specified in the SEC’s rules and forms.

2.	Changes in Internal Control Procedures

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

          The Bank is a defendant in a construction defect case entitled Stone Water Terrace HOA v. Future Estates, Hawthorne Savings and Loan Association, et al, which was filed in the Superior Court of the State of California, County of Los Angeles. On June 16, 2003, the Court approved an application for approval of good faith settlement between the plaintiff on the one hand, and the Bank and a number of subcontractor defendants on the other hand (the “Settlement”). The Bank’s contribution to the Settlement was not material to the Company’s financial condition or results of operations and was appropriately accrued in a prior period. Upon satisfaction of the conditions of the Settlement, the complaint against the Bank will be dismissed with prejudice, and the Bank will be released from all further liability in connection with the construction of the Stone Water Terrace development.

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

               None

ITEM 3. Defaults upon Senior Securities

               None

ITEM 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 20, 2003. At the Annual Meeting the following seven nominees were elected until the 2004 Annual Meeting of Stockholders and their successors have been duly elected and qualified as directors.

	Number of Shares
Director	For	Withheld

Gary Brummett	5,820,511	951,719
Timothy R. Chrisman	6,619,629	152,601
Carlton J. Jenkins	6,292,153	480,077
Simone Lagomarsino	6,758,408	8,799
Anthony W. Liberati	6,613,697	158,533
Harry F. Radcliffe	6,616,075	156,155
Howard E. Ritt	6,638,500	133,730

ITEM 5. Other Information

          Corporate Governance

          The following are some of the key corporate governance practices at the Company, which are oriented to ensure that there are no conflicts of interest and that the Company is operated in the best interest of shareholders:

•	Six of the Company’s seven directors are independent outside directors, as defined by National Association of Securities Dealers, Inc.’s (“Nasdaq”) proposed rules regarding independence.

•	None of the Company’s executive officers and directors has loans from the Company, other than overdraft lines of credit associated with checking accounts.

•	There are no loans by the Company to outside companies controlled by or affiliated with executive officers or directors.

          The Company’s Board of Directors has audit, compensation and nominating committees comprised solely of independent outside directors. On May 20, 2003, the non-employee directors of the Board formally reviewed each member of the Board and determined that all of the Board members, except Simone Lagomarsino, President and CEO, qualify as independent directors. Accordingly, Ms. Lagomarsino, as an employee director, is not a member of the audit, compensation or nominating committees.

          On May 20, 2003, the non-employee directors of the Board, excluding Gary Brummett, a member of the Audit Committee, reviewed the qualifications and experience of Mr. Gary Brummett, and determined that he qualifies as a “financial expert” under the Company’s current Audit Committee guideline requirements and Section 10A of the Securities Exchange Act of 1934, as amended by the Sarbanes-Oxley Act of 2002.

ITEM 6. Exhibits and Reports on Form 8-K

1.	Exhibits

Exhibit 31.1 – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 – Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

2.	Reports on Form 8-K

The following report on Form 8-K was filed for the three months ended June 30, 2003.

April 29, 2003 – First Quarter 2003 Earnings Press Release and Conference Call Transcript

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWTHORNE FINANCIAL CORPORATION

Dated August 13, 2003	/s/ SIMONE LAGOMARSINO

Simone Lagomarsino
President and Chief Executive Officer

Dated August 13, 2003	/s/ DAVID ROSENTHAL

David Rosenthal
Executive Vice President and Chief Financial Officer