Form 10-Q
period 2003-09-30
HAWTHORNE FINANCIAL CORP
filed 2003-11-13
CIK 46267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.
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

     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: The Registrant had 11,554,852 shares of Common Stock, $0.01 par value, per share outstanding as of October 31, 2003.

HAWTHORNE FINANCIAL CORPORATION

FORM 10-Q INDEX
For the quarter ended September 30, 2003

		Page

PART I — FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	Consolidated Statements of Financial Condition
	at September 30, 2003 and December 31, 2002 (unaudited)	1
	Consolidated Statements of Income
	for the Three and Nine Months Ended September 30, 2003 and 2002 (unaudited)	2
	Consolidated Statement of Stockholders’ Equity
	for the Nine Months Ended September 30, 2003 (unaudited)	3
	Consolidated Statements of Cash Flows
	for the Nine Months Ended September 30, 2003 and 2002 (unaudited)	4
	Notes to Unaudited Consolidated Financial Statements	6
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	34
ITEM 4.	Controls and Procedures	35
PART II — OTHER INFORMATION
ITEM 1.	Legal Proceedings	35
ITEM 2.	Changes in Securities	35
ITEM 3.	Defaults upon Senior Securities	35
ITEM 4.	Submission of Matters to a Vote of Security Holders	35
ITEM 5.	Other Information	35
ITEM 6.	Exhibits and Reports on Form 8-K	36

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this filing constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited, to general economic conditions in its market area, particularly changes in economic conditions in the real estate industry or real estate values in our market, changes in market interest rates, loan prepayments continuing at the current pace or increasing, increased competition in the Company’s niche markets that impacts pricing and/or credit standards, risk associated with credit quality, outcome of pending litigation, inherent market risk associated with treasury activities, risks associated with management’s investment strategy, the Company’s ability to successfully identify, negotiate, or finance strategic acquisition targets or implemented new strategic initiatives, and other factors discussed in our reports filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2002.

i

HAWTHORNE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
(Dollars in thousands)	2003	2002

Assets:
Cash and cash equivalents	$12,724	$21,849
Investment securities available-for-sale, at fair value	365,127	267,596
Loans receivable (net of allowance for credit losses of $33,745 in 2003 and $35,309 in 2002)	2,079,373	2,114,255
Accrued interest receivable	10,176	11,512
Investment in capital stock of Federal Home Loan Bank, at cost	33,602	34,705
Office property and equipment at cost, net	5,474	5,106
Deferred tax asset, net	10,199	10,068
Goodwill	22,970	22,970
Intangible assets	1,080	1,388
Other assets	33,594	5,521

Total assets	$2,574,319	$2,494,970

Liabilities and Stockholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing	$45,671	$39,818
Interest-bearing:
Transaction accounts	631,225	597,528
Certificates of deposit	1,059,995	1,025,464

Total deposits	1,736,891	1,662,810
FHLB advances	586,572	600,190
Capital securities	51,000	51,000
Accounts payable and other liabilities	22,383	17,904

Total liabilities	2,396,846	2,331,904

Stockholders’ Equity:
Common stock — $0.01 par value; authorized 20,000,000 shares; issued, 13,641,453 shares (2003) and 12,864,072 shares (2002) (1)	91	86
Capital in excess of par value — common stock	83,654	81,087
Retained earnings	125,950	105,134
Accumulated other comprehensive (loss)/income	(1,997)	1,504
Less:
Treasury stock, at cost — 2,046,816 shares (2003) and 1,782,575 shares (2002) (1)	(30,225)	(24,745)

Total stockholders’ equity	177,473	163,066

Total liabilities and stockholders’ equity	$2,574,319	$2,494,970

(1)	Reflects a 3-for-2 stock split in the form of a 50% stock dividend.

See Accompanying Notes to Consolidated Financial Statements

HAWTHORNE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In thousands, except per share data)	2003	2002	2003	2002

Interest revenue:
Loans	$30,766	$31,496	$97,566	$94,389
Investments securities	2,672	1,149	8,227	1,218
Investment in capital stock of FHLB, fed funds and other	372	985	1,167	2,935

Total interest revenue	33,810	33,630	106,960	98,542

Interest cost:
Deposits	8,505	8,975	27,477	27,002
FHLB advances	4,923	5,610	16,320	15,903
Senior notes	—	801	—	2,412
Capital securities	736	633	2,264	1,536

Total interest cost	14,164	16,019	46,061	46,853

Net interest income	19,646	17,611	60,899	51,689
Provision for credit losses	50	100	450	770

Net interest income after provision for credit losses	19,596	17,511	60,449	50,919
Noninterest revenue:
Loan related and other fees	1,656	1,125	3,620	2,763
Deposit fees	554	408	1,476	1,144
Other	349	208	1,152	322

Total noninterest revenue	2,559	1,741	6,248	4,229
(Loss)/income from real estate owned, net	(48)	2	(51)	71
Noninterest expense:
General and administrative expense:
Employee	5,324	5,683	16,989	15,415
Operating	2,329	2,282	7,008	5,301
Occupancy	1,357	1,027	3,933	2,882
Professional	710	658	1,496	1,364
Technology	478	423	1,562	1,163
SAIF premiums and OTS assessments	173	145	503	413
Other/legal settlements	(54)	198	210	218

Total general and administrative expense	10,317	10,416	31,701	26,756

Income before income taxes	11,790	8,838	34,945	28,463
Income tax provision	4,614	3,227	14,129	11,666

Net income	$7,176	$5,611	$20,816	$16,797

Basic earnings per share (1)	$0.62	$0.54	$1.81	$1.86

Diluted earnings per share (1)	$0.57	$0.46	$1.66	$1.45

Weighted average basic shares outstanding (1)	11,598	10,365	11,499	9,051

Weighted average diluted shares outstanding (1)	12,567	12,135	12,512	11,568

(1)	Reflects a 3-for-2 stock split in the form of a 50% stock dividend.

See Accompanying Notes to Consolidated Financial Statements

HAWTHORNE FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Capital in
			Excess of		Accumulated
	Number of		Par Value		Other			Total
	Common	Common	Common	Retained	Comprehensive		Treasury	Stockholders’	Comprehensive
(In thousands)	Shares (1)	Stock	Stock	Earnings	Income/(Loss)		Stock	Equity	Income/(Loss)

Balance at January 1, 2003	11,082	$86	$81,087	$105,134	$1,504		$(24,745)	$163,066
Exercised stock options	192	1	1,339	—	—		—	1,340
Exercised warrants	585	4	16	—	—		—	20
Tax benefit for stock options exercised	—	—	1,212	—	—		—	1,212
Treasury stock	(264)	—	—	—	—		(5,480)	(5,480)
Net income	—	—	—	20,816	—		—	20,816	$20,816
Other comprehensive income (loss), net:
Unrealized loss on investment securities available-for-sale, net of tax	—	—	—	—	(3,501	)(2)	—	(3,501)	(3,501)

Comprehensive income	—	—	—	—	—		—	—	$17,315

Balance at September 30, 2003	11,595	$91	$83,654	$125,950	$(1,997)		$(30,225)	$177,473

(1)	Number of common shares reflect a 3-for-2 stock split in the form of a 50% stock dividend.

		September 30, 2003

(2)	Other comprehensive loss, before tax:
	Unrealized net holding loss on available-for-sale investment securities	$(5,942)
	Reclassification adjustment of net gain included in net income	(89)

	Other comprehensive loss, before tax	(6,031)
	Tax effect	2,530

	Other comprehensive loss, net of tax	$(3,501)

See Accompanying Notes to Consolidated Financial Statements

HAWTHORNE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,

(Dollars in thousands)	2003	2002

Cash Flows from Operating Activities:
Net income	$20,816	$16,797
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income tax provision/(benefit)	2,399	(457)
Provision for credit losses on loans	450	770
Net gain on sale of investment securities available-for-sale	(89)	—
Net gain from sales of loans	(77)	—
Net loss/(gain) from sales of real estate owned	6	(87)
Loan fee and discount amortization	1,737	463
Depreciation and amortization	4,576	1,692
Retirement of fixed assets	81	—
FHLB dividends	(1,131)	(1,216)
Decrease in accrued interest receivable	1,336	662
(Increase)/decrease in other assets	(27,077)	50,055
Increase/(decrease) in other liabilities	3,159	(1,092)

Net cash provided by operating activities	6,186	67,587

Cash Flows from Investing Activities:
Loans:
New loans funded	(739,499)	(500,074)
Payoffs and principal payments	797,103	670,368
Sales	14,224	9,839
Purchases	(43,083)	(34,424)
Other, net	3,099	(11,189)
Investment securities available-for-sale:
Purchases	(327,403)	(145,479)
Sales	121,176	—
Principal payments	99,471	3,430
Real estate owned:
Sales	2,242	1,399
FHLB stocks:
Redemptions	2,234	—
Office property and equipment:
Additions	(1,814)	(925)
Acquisition of First Fidelity, net of cash acquired	—	(24,836)

Net cash used in investing activities	(72,250)	(31,891)

See Accompanying Notes to Consolidated Financial Statements

HAWTHORNE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,

(Dollars in thousands)	2003	2002

Cash Flows from Financing Activities:
Deposit activity, net	74,081	(45,320)
FHLB advances:
Net decrease in FHLB advances	(12,000)	(77,671)
Prepayment fees	(1,022)	—
Net proceeds from exercise of stock options and warrants	1,360	3,851
Reduction in Senior Notes	—	(2,700)
Proceeds from Capital Securities	—	22,000
Purchases of Treasury Stock	(5,480)	(14,547)

Net cash provided by/(used in) financing activities	56,939	(114,387)

Net decrease in cash and cash equivalents	(9,125)	(78,691)
Cash and cash equivalents, beginning of period	21,849	98,583

Cash and cash equivalents, end of period	$12,724	$19,892

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$45,837	$43,955
Income taxes	11,900	15,195
Non-cash investing and financing activities:
Tax benefit for exercised stock options	1,212	729
Retirement of assets	—	314
Transfer of loans to REO	2,248	—
Reclassification of reserves for unfunded commitments to other liabilities	1,320	—

See Accompanying Notes to Consolidated Financial Statements

HAWTHORNE FINANCIAL CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

          The interim consolidated financial statements include the accounts of Hawthorne Financial Corporation (“Company”) and its wholly owned subsidiaries, Hawthorne Savings, F.S.B. and its wholly owned subsidiary, HS Financial Services Corporation, (“Bank”), HFC Capital Trust I, HFC Capital Trust II, HFC Capital Trust III and HFC Capital Trust IV, which are collectively referred to herein as the “Company.” All significant intercompany transactions and balances have been eliminated in consolidation.

          The unaudited interim consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the Company’s results for the interim periods presented. These consolidated financial statements for the three and nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2003.

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

Recent Accounting Pronouncements

          In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin (“ARB”) No. 51. FIN 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after December 15, 2003. The Company does not believe the adoption of such interpretation will have a significant impact on its results of operations, financial position or cash flows.

          In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic companies. The Company does not believe that the adoption of SFAS No. 150 will have a significant impact on its financial statements.

Note 2 — Reclassifications

     Certain amounts in the 2002 consolidated financial statements have been reclassified to conform with classifications in 2003.

Note 3 — Three-For-Two Stock Split

          On September 25, 2003, the Company announced that its Board of Directors approved a 3-for-2 stock split to be effected in the form of a 50% stock dividend. The additional shares were distributed to shareholders of record as of October 6, 2003 on October 27, 2003.

          The effect of the stock split has been recognized and reflected in all share and per share amounts for all periods presented.

Note 4 — Earnings Per Share Calculation

          The following table sets forth the Company’s earnings per share calculations for the three and nine months ended September 30, 2003 and 2002. In the following table, (1) “Warrants” refer to the Warrants issued by the Company in December 1995, which are currently exercisable and which expire December 11, 2005, and (2) “Options” refer to stock options previously granted to employees and directors of the Company and which were outstanding at each measurement date.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In thousands, except per share data)	2003 (1)	2002 (1)	2003 (1)	2002 (1)

Average shares outstanding:
Basic	11,598	10,365	11,499	9,051
Warrants	714	1,584	786	2,409
Options (2)	986	953	1,003	996
Less: Treasury stock (3)	(731)	(767)	(776)	(888)

Diluted	12,567	12,135	12,512	11,568

Net income	$7,176	$5,611	$20,816	$16,797

Basic earnings per share	$0.62	$0.54	$1.81	$1.86

Diluted earnings per share	$0.57	$0.46	$1.66	$1.45

(1)	Number of shares reflect a 3-for-2 stock split in the form of a 50% stock dividend.
(2)	Excludes 2,500 and 36,750 options for the three and nine months ended September 30, 2003, respectively, for which the exercise price exceeded the average market price of the Company’s common stock during the period. Excludes 132,000 options for the three and nine months ended September 30, 2002, for which the exercise price exceeded the monthly average market price of the Company’s common stock during the period.
(3)	Under the treasury stock method, it is assumed that the Company will use proceeds from the proforma exercise of the Warrants and Options to acquire actual shares currently outstanding, including the amount of tax benefits associated with the exercise of nonqualified options, thus increasing treasury stock. In this calculation, treasury stock was assumed to be repurchased at the average closing stock price for the respective period.

          As discussed under “Note 7 – Stockholders’ Equity,” contained herein, the Company issued an additional 1,899,810 shares of its common stock for the acquisition of First Fidelity Bancorp, Inc., which closed on August 23, 2002.

Book Value Calculation:

	At September 30,

(In thousands, except per share data)	2003 (1)	2002 (1)

Period-end shares outstanding:
Basic	11,595	11,269
Warrants	714	1,346
Options (2)	825	979
Less: Treasury stock (3)	(582)	(780)

Diluted	12,552	12,814

Basic book value per share	$15.31	$14.23

(1)	Number of shares reflect a 3-for-2 stock split in the form of a 50% stock dividend.
(2)	There were no options outstanding at September 30, 2003 that exceeded the average market price at period-end. There were 132,000 options outstanding at September 30, 2002, for which the exercise price exceeded the monthly average market price of the Company’s common stock at period-end.
(3)	Under the treasury stock method, it is assumed that the Company will use proceeds from the proforma exercise of the Warrants and Options to acquire actual shares currently outstanding, including the amount of tax benefits associated with the exercise of nonqualified options, thus increasing treasury stock. In this calculation, treasury stock was assumed to be repurchased at the average closing stock price for the respective period.

Stock Option Plans

          SFAS No. 123, “Accounting for Stock-Based Compensation,” permits entities to apply the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), and related interpretations. SFAS No. 123 requires proforma disclosure of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in this statement had been applied. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price, rather than recognizing the fair value of all stock-based awards on the date of grant as compensation expense over the vesting period. The Company has elected to apply the provisions of APB 25 and provide the proforma disclosure requirements of SFAS No. 123.

          If compensation costs for the Stock Incentive Plan and Stock Option Plans had been determined based on the fair value at the grant date for awards for the nine months ended September 30, 2003 and 2002, consistent with the provisions of SFAS No. 123, the Company’s net income and net earnings per share would have been reduced to the proforma amounts as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,

(Dollars in thousands, except per share data)	2003	2002	2003	2002

Net earnings:
As reported	$7,176	$5,611	$20,816	$16,797
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(301)	(580)	(903)	(1,134)

Pro forma	$6,875	$5,031	$19,913	$15,663
Basic earnings per share:
As reported	$0.62	$0.54	$1.81	$1.86
Pro forma	$0.59	$0.49	$1.73	$1.73
Diluted earnings per share:
As reported	$0.57	$0.46	$1.66	$1.45
Pro forma	$0.55	$0.41	$1.59	$1.35
Weighted average fair value of options granted during the period, at date of grant	$13.04	$10.44	$12.76	$9.51

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Dividend yield	n/a	n/a	n/a	n/a
Expected life	3 to 7 years	6 months to 5 years	3 to 7 years	6 months to 5 years
Expected volatility	60.72%	68.00%	60.73%	58.44%
Risk-free interest rate	3.05%	2.80%	3.07%	3.04%

          In 1994, 1995, and 2001, the Company adopted a stock option plan in an effort to further align the interests of our employees with our shareholders. The compensation committee of the board of directors generally reviews this program on a semi-annual basis and grants options to employees and directors on those occasions in January and July of each year. In January of 2003, no stock options were granted. However, at the board meeting held July 22, 2003, a total of 108,750 options were granted at the current market price, bringing the total options outstanding to 1,098,900. Of the options outstanding, 213,000 have been issued to outside directors, 489,000 have been granted to the executive officers, and the remaining 396,900 were distributed among approximately 100 officers of the Company.

Note 5 — Commitments and Contingencies

          The construction defect case entitled Stone Water Terrace HOA v. Future Estates, Hawthorne Savings and Loan Association, et al, in which the Bank was a defendant, has been settled and the Bank was dismissed with prejudice, which was not material to the Company’s financial condition or results of operations and was appropriately accrued for in a prior period.

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

Note 6 — Off-Balance Sheet Activity

          The Company is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. Financial instruments include letters of credit (“LCs”). These commitments involve, to varying degrees, elements of credit and interest rate risk (“IRR”) in excess of the amount recognized in the consolidated statements of financial condition. The contractual amounts of the commitments reflect the extent of involvement the Company has in the financial instruments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments. There were no outstanding LCs issued by the Bank at September 30, 2003 and 2002.

          As of September 30, 2003, the Federal Home Loan Bank (“FHLB”) issued six LCs for a total of $203.5 million. The purpose of the LCs is to fulfill the collateral requirements for five deposits totaling $185.0 million placed by the State of California with the Bank. The LCs are issued in favor of the State Treasurer of the State of California and mature over the next six months. The maturities coincide with the maturities of the State’s deposits. There are no issuance fees associated with these LCs; however, the Bank pays a maintenance fee of 15 basis points per annum monthly.

          At September 30, 2003, the Bank had commitments to fund the undisbursed portion of existing construction and land loans of $111.5 million and income property and residential loans of $8.0 million. The Bank’s commitments to fund the undisbursed portion of existing lines of credit totaled $12.1 million. The Bank follows the same credit policies in making commitments as it does for on-balance sheet instruments.

          In addition, as of September 30, 2003, the Bank had commitments to fund $98.0 million in approved loans.

Note 7 — Stockholders’ Equity

          On August 23, 2002 the Company issued 1,899,810 shares of Hawthorne Financial Corporation stock and $37.8 million in cash for the 1,815,115 shares of First Fidelity Bancorp, Inc. stock and 88,000 options outstanding.

Note 8 — Capital Securities

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

          The table below sets forth information concerning the Company’s Capital Securities as of September 30, 2003.

(Dollars in thousands)

		Date of	Maturity				Current
Ownership	Subsidiary	Issuance	Date	Amount	Rate Cap	Rate	Rate	Call Date (1)

100%	HFC Capital Trust I	3/28/01	6/8/31	$9,000	N/A	Fixed	10.18%	10 Years
100%	HFC Capital Trust II	11/28/01	12/8/31	5,000	11.00%	LIBOR + 3.75%	4.81%	5 Years
100%	HFC Capital Trust III	4/10/02	4/22/32	22,000	11.00%	LIBOR + 3.70%	4.99%	5 Years
100%	HFC Capital Trust IV	11/1/02	11/15/32	15,000	12.00%	LIBOR + 3.35%	4.60%	5 Years

				$51,000

(1)	Exercise of the call option on all of the capital securities is at par.

Note 9 — Business Combinations, Goodwill and Intangible Assets

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

          The following table summarizes the Company’s intangible assets as of September 30, 2003:

	Gross	Accumulated	Weighted Average
(In thousands)	Carrying Amount (1)	Amortization (2)	Amortization Period

Amortized Intangible Assets:
Core deposit intangible - checking	$876	$196	5 years
Core deposit intangible - savings	648	248	5 years

Total intangible assets	$1,524	$444

(1)	Reflects original amount at the time of acquisition.
(2)	Reflects accumulation since date of acquisition.

          As of September 30, 2003, the Company’s only intangible assets that are currently being amortized are core deposit intangibles, with $308 thousand in amortization expense charged to operating expense during the nine months ended September 30, 2003.

          The following table summarizes estimated future amortization expense on core deposit intangibles.

Future
For the Years Ended December 31,	Amortization Expense

(In thousands)
2003 (remainder of the year)	$104
2004	355
2005	216
2006	156
2007 and thereafter	249

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

     Management believes that the provision for credit losses of $50 thousand was appropriate during the third quarter of 2003, and that the allowance for credit losses of $33.7 million at September 30, 2003, is adequate to absorb the losses that, in the opinion and judgment of management, are known and inherent in the Bank’s loan portfolio.

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

Real Estate Owned

     Properties acquired through foreclosure, or deed in lieu of foreclosure (“real estate owned,” “REO”), are transferred to REO and carried at the lower of cost or estimated fair value less the estimated costs to sell the property (“fair value”). The fair value of the property is based upon a current appraisal. The difference between the fair value of the real estate collateral and the loan balance at the time of transfer is recorded as a loan charge-off if fair value is lower. The determination of a property’s estimated fair value incorporates (1) revenues projected to be realized from disposal of the property, (2) construction and renovation costs, (3) marketing and transaction costs and (4) holding costs (e.g., property taxes, insurance and homeowners’ association dues). Any subsequent declines in the fair value of the REO property after the date of transfer are recorded through a write-down of the asset. In accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” if the Bank originates a loan to facilitate the sale of the REO property, revenue recognition upon disposition of the property is dependent upon the sale having met certain criteria relating to the buyer’s initial investment in the property sold. Gains and losses from sales of REO properties are reflected in “Income from real estate owned, net” in the consolidated statements of income.

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

Income Taxes

     Management estimates the tax provision based on the amount it expects to owe various tax authorities. Taxes are discussed in more detail in “Notes to Consolidated Financial Statements – Note 1 – Summary of Accounting Policies” and “Notes to Consolidated Financial Statements - Note 10 – Income Taxes,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS

Performance Summary

     Net income in the first nine months of 2003 included the financial impact of the Company’s acquisition of First Fidelity on August 23, 2002, which is discussed in “Notes to Consolidated Financial Statements – Note 7 – Business Combinations, Goodwill and Intangible Assets” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

     Earnings per share computations in all periods have been adjusted for the impact of the Company’s 3-for-2 stock split in the form of a 50% stock dividend announced on September 25, 2003. The stock dividend to shareholders of record as of October 6, 2003 was distributed on October 27, 2003. Cash was paid in lieu of fractional shares based on the closing stock price on the record date.

     Prior to the distribution of the stock dividend, there were approximately 7.7 million shares of common stock outstanding. Following distribution of the stock dividend, the number of shares outstanding increased to approximately 11.6 million. In addition, shares reserved under the Company’s stock incentive plan and warrants outstanding on the record date were adjusted to reflect the stock dividend.

	Three Months Ended September 30,				Nine Months Ended September 30,

			Change				Change
(Dollars in thousands)	2003	2002	$	%	2003	2002	$	%

Net interest income	$19,646	$17,611	$2,035	11.6%	$60,899	$51,689	$9,210	17.8%
Provision for credit losses	50	100	(50)	(50.0)	450	770	(320)	(41.6)
Noninterest revenue	2,559	1,741	818	47.0	6,248	4,229	2,019	47.7
Real estate owned, net	(48)	2	(50)	(2,500)	(51)	71	(122)	(171.8)
Noninterest expense	10,317	10,416	(99)	(1.0)	31,701	26,756	4,945	18.5

Income before income taxes	11,790	8,838	2,952	33.4	34,945	28,463	6,482	22.8
Income tax provision	4,614	3,227	1,387	43.0	14,129	11,666	2,463	21.1

Net income	$7,176	$5,611	$1,565	27.9%	$20,816	$16,797	$4,019	23.9%

Diluted earnings per share (1)	$0.57	$0.46	$0.11	23.9%	$1.66	$1.45	$0.21	14.5%
Net interest margin	3.13%	3.38%		(7.4)%	3.25%	3.57%		(9.0)%
Return on average assets (2)	1.12%	1.06%		5.7%	1.08%	1.15%		(6.1)%
Return on average equity (2)	16.51%	16.81%		(1.8)%	16.43%	17.75%		(7.4)%
Efficiency ratio (3)	46.71%	52.80%		(11.5)%	46.90%	47.46%		(1.2)%
G&A to average assets (4)	1.61%	1.93%		(16.6)%	1.64%	1.82%		(9.9)%

(1)	Reflects a 3-for-2 stock split in the form of a 50% stock dividend distributed on October 27, 2003.
(2)	Annualized.
(3)	Represents total general and administrative expense (excluding other/legal settlements) divided by net interest income before provision for credit losses and noninterest revenue.
(4)	Represents annualized total general and administrative expense (excluding other/legal settlements) divided by average assets.

     The Company’s positive results were achieved in an environment characterized by: unprecedented low and unpredictable interest rate movements, significant volumes of prepayments of loans year-to-date, aggressive competition for loan originations and a high demand for fixed rate loan products. This environment poses challenges relative to growing assets that provide acceptable yields. The following describes the changes in the major components of income before income taxes for the nine months ended September 30, 2003:

•	Net interest income was positively impacted year-over-year by: 1) inclusion of the net assets from the acquisition of First Fidelity in August 2002, 2) continued strong origination volume of $773.0 million, a 46.4% increase over the $527.9 million during 2002, 3) the majority of ARM loans ($1.4 billion) reaching their contractual floors, however these loans are more likely to prepay, 4) income from the investment securities portfolio and 5) the lowering of interest rates on deposits and borrowings.

•	Net interest income increased 17.8% during the nine months ended September 30, 2003, compared to the prior year, primarily due to an increase in the average balance of investment securities and loans outstanding. The reduction in the year-over-year net interest margin was largely due to a 115 basis point reduction in yield on loans outstanding primarily due to new loans being originated at lower yields than the loans that are prepaying. This was principally offset by a reduction of 90 basis points in the Company’s cost of funds.

•	Year-over-year provision for credit losses decreased by $0.3 million, reflecting management’s evaluation of the allowance for credit losses and the risk inherent in the Company’s portfolio. Asset quality measurements remain at historically strong levels. At September 30, 2003, classified assets totaled $13.2 million, or 0.5% of total Bank assets, compared to $33.1 million, or 1.37% of total Bank assets, a year earlier. Year-to-date, classified assets have decreased $10.5 million, or approximately 44.4%. At September 30, 2003, the ratio of total allowance for credit losses to loans receivable, net of SVA, was 1.60%, compared with 1.64% at December 31, 2002 and 1.68% at September 30, 2002.

•	During 2003, noninterest revenue increased 47.7% over the same period in 2002 primarily due to the significant increase in prepayment fees. Additionally, deposit fee income increased 29.0% during the nine months ended September 30, 2003, compared to the same period in 2002 as a result of new initiatives implemented, including the Bank’s new courtesy overdraft program introduced in April 2003. The two primary reasons for the significant increases in other noninterest revenue were the income from Bank Owned Life Insurance (“BOLI”) purchased in April 2003 and the commissions from the Bank’s investment sales program.

•	Year-over-year total general and administrative expense (“G&A”) increased by $4.9 million primarily due to additional expenses as a result of the acquisition of First Fidelity. Nonetheless, the ratio of G&A to average assets improved to 1.64% for the nine months ended September 30, 2003, compared with 1.82% for the nine months ended September 30, 2002, reflecting the Company’s commitment to improve efficiency.

Net Interest Income

     The following table shows average balance sheet data, related revenues and costs and effective weighted average yields and costs, for the three months ended September 30, 2003 and 2002.

	Three Months Ended September 30,

	2003			2002

			Weighted			Weighted
	Average	Revenues/	Average	Average	Revenues/	Average
(Dollars in thousands)	Balance	Costs	Yield/Cost	Balance	Costs	Yield/Cost

Assets:
Interest-earning assets:
Loans receivable (1) (2)	$2,109,904	$30,766	5.81%	$1,814,902	$31,496	6.92%
Investment securities	357,761	2,672	2.99	89,777	1,149	5.08
Investment in capital stock of Federal Home Loan Bank	33,376	363	4.31	28,943	407	5.58
Cash, fed funds and other	3,077	9	1.16	138,455	578	1.66

Total interest-earning assets	2,504,118	33,810	5.38	2,072,077	33,630	6.47

Noninterest-earning assets	67,742			41,699

Total assets	$2,571,860			$2,113,776

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits	$1,701,244	$8,505	1.98%	$1,320,797	$8,975	2.70%
FHLB advances	567,927	4,923	3.39	512,926	5,610	4.28
Senior notes	—	—	—	25,590	801	12.52
Capital securities	51,000	736	5.77	36,000	633	7.03

Total interest-bearing liabilities	2,320,171	14,164	2.41	1,895,313	16,019	3.34

Noninterest-bearing checking	45,977			37,661
Noninterest-bearing liabilities	31,869			47,248
Stockholders’ equity	173,843			133,554

Total liabilities and stockholders’ equity	$2,571,860			$2,113,776

Net interest income		$19,646			$17,611

Interest rate spread			2.97%			3.13%

Net interest margin			3.13%			3.38%

(1)	Includes the interest on nonaccrual loans only to the extent that it was paid and recognized as interest income.

(2)	Includes net deferred loan costs incurred of $0.9 million and $0.3 million for the three months ended September 30, 2003 and September 30, 2002, respectively.

     The following table shows average balance sheet data, related revenues and costs and effective weighted average yields and costs, for the nine months ended September 30, 2003 and 2002.

	Nine Months Ended September 30,

	2003			2002

			Weighted			Weighted
	Average	Revenues/	Average	Average	Revenues/	Average
(Dollars in thousands)	Balance	Costs	Yield/Cost	Balance	Costs	Yield/Cost

Assets:
Interest-earning assets:
Loans receivable (1) (2)	$2,126,783	$97,566	6.13%	$1,729,492	$94,389	7.28%
Investment securities	335,557	8,227	3.27	33,162	1,218	4.91
Investment in capital stock of Federal Home Loan Bank	34,004	1,130	4.44	26,200	1,163	5.93
Cash, fed funds and other	3,720	37	1.33	142,183	1,772	1.67

Total interest-earning assets	2,500,064	106,960	5.71	1,931,037	98,542	6.81

Noninterest-earning assets	62,848			15,446

Total assets	$2,562,912			$1,946,483

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits	$1,698,385	$27,477	2.16%	$1,212,137	$27,002	2.98%
FHLB advances	566,867	16,320	3.80	488,620	15,903	4.29
Senior notes	—	—	—	25,715	2,412	12.51
Capital securities	51,000	2,264	5.92	28,022	1,536	7.31

Total interest-bearing liabilities	2,316,252	46,061	2.65	1,754,494	46,853	3.55

Noninterest-bearing checking	43,976			36,923
Noninterest-bearing liabilities	33,796			28,869
Stockholders’ equity	168,888			126,197

Total liabilities and stockholders’ equity	$2,562,912			$1,946,483

Net interest income		$60,899			$51,689

Interest rate spread			3.06%			3.26%

Net interest margin			3.25%			3.57%

(1)	Includes the interest on nonaccrual loans only to the extent that it was paid and recognized as interest income.
(2)	Includes net deferred loan costs incurred of $2.0 million and $0.3 million for the nine months ended September 30, 2003 and September 30, 2002, respectively.

     The operations of the Company are substantially dependent on its net interest income, which is the difference between the interest income earned from its interest-earning assets and the interest expense incurred on its interest-bearing liabilities. The Company’s net interest margin is its net interest income divided by its average interest-earning assets for the periods shown. Net interest income and net interest margin are affected by several factors, including (1) the level of, and the relationship between, the dollar amount of interest-earning assets and interest-bearing liabilities, (2) the relationship between the repricing or maturity of the Company’s adjustable rate and fixed rate loans and the repricing or maturity of the Company’s liabilities which include deposits, FHLB advances and capital securities, (3) the speed at which loans and investment securities prepay, (4) the impact of internal interest rate floors, (5) the magnitude of the Company’s assets that do not earn interest, including nonaccrual loans and REO or the increases in cash surrender value earned on BOLI investments, and (6) the acquisition of First Fidelity on August 23, 2002.

     The Company’s net interest income was $19.6 million for the third quarter of 2003, which was lower than the prior quarter of $19.8 million. This decrease was primarily due to the Company’s yield on earning assets reducing faster than the Company’s cost of funds. This is a result of the significant prepayments of higher yielding loans and due to the fact that 67.4% of the Company’s funding sources have rates that are contractually fixed.

     The Bank is a variable rate lender, however, the current repricing behavior approximates a liability sensitive balance sheet, as the majority of its adjustable-rate loans have reached their contractual floors. As of September 30, 2003, 94.1% of the loans in the Bank’s loan portfolio were adjustable rate, of which approximately 70.2%, or $1.4 billion, have reached their internal interest rate floors and thus have taken on fixed rate characteristics. The variable rate loans are priced at a margin over various market sensitive indices, including MTA (34.8% of the portfolio), LIBOR (34.2% of the portfolio), CMT (11.2% of the portfolio), Prime (7.5% of the portfolio) and COFI (6.2% of the portfolio).

          The Company initiated treasury activities in June 2002 to manage and redirect liquidity into an investment securities portfolio. As of September 30, 2003, the Company had an investment portfolio of $368.5 million in book value and earned $2.7 million with a yield of 2.99% during the third quarter and $8.2 million with a yield of 3.27% for the first nine months of 2003. As of September 30, 2003 the weighted average effective duration was 2.63. The Company classifies these investments as available-for-sale investment securities and has reflected $2.0 million in net unrealized losses, net of deferred taxes, associated with the changes in the market prices in accumulated other comprehensive income as part of its stockholders’ equity at September 30, 2003.

          At September 30, 2003, 62.6% of the Bank’s interest-bearing deposits were comprised of certificates of deposit accounts (“CDs”), excluding discounts attributable to valuations from the acquisition, with a remaining weighted average term to maturity of 6.1 months, compared with 63.1% with a remaining weighted average term to maturity of 7.7 months at December 31, 2002. Generally, the Bank’s offering rates for CDs move directionally with the general level of short-term interest rates, though the margin may vary due to competitive pressures.

          As of September 30, 2003, 100% of the Bank’s borrowings from the FHLB were fixed rate, with remaining terms ranging from 1 day to 7.5 years, compared with 81.0% with remaining terms to maturity ranging from 1 day to 8 years at December 31, 2002 and 80.2% with remaining terms to maturity ranging from 1 to 8 years at September 30, 2002 (though certain advances are subject to early call provisions).

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

	Three Months Ended September 30, 2003 and 2002
	Increase (Decrease) Due to Change In

			Volume and	Net
(Dollars in thousands)	Volume	Rate	Rate (1)	Change

Interest-earning assets:
Loans receivable (2)	$5,119	$(5,031)	$(818)	$(730)
Investment securities	3,430	(479)	(1,428)	1,523
Investment in capital stock of Federal Home Loan Bank	62	(92)	(14)	(44)
Cash, fed funds and other	(565)	(173)	169	(569)

	8,046	(5,775)	(2,091)	180

Interest-bearing liabilities:
Deposits	2,585	(2,372)	(683)	(470)
FHLB advances	602	(1,164)	(125)	(687)
Senior notes	(801)	—	—	(801)
Capital securities	263	(113)	(47)	103

	2,649	(3,649)	(855)	(1,855)

Change in net interest income	$5,397	$(2,126)	$(1,236)	$2,035

(1)	Calculated by multiplying change in rate by change in volume.
(2)	Includes the interest on nonaccrual loans only to the extent that it was paid and recognized as interest income.

          Total Interest Revenue—Three Months Analysis

          Overall interest revenue grew by $0.2 million, or 0.5%, during the three months ended September 30, 2003, compared with the same period in 2002, which was primarily attributable to an increase of $1.5 million earned on investment securities, offset by a decrease of $0.6 million in interest earned on cash and cash equivalents. The decrease of $0.7 million in interest earned on loans receivable was principally due to a decrease in the yield on loans.

          Contributing to the increase in interest revenue was a $295.0 million increase in average loans outstanding, principally due to the acquisition, which was offset by a 111 basis point decrease in the yield on average loans receivable. The decline in the Company’s weighted average yield was a result of downward repricing of the Company’s adjustable rate loans and the weighted average interest rate (“WAIR”) on loan payoffs exceeding the WAIR on loan originations. During the three months ended September 30, 2003, both net interest income and net interest margin continued to be adversely impacted as borrowers refinanced loans, which resulted in $232.9 million in prepayments with a WAIR of 6.87%, while new loan production of $287.8 million reflected an average yield of 5.01% during the same period. As a result, the yield on loans receivable was 5.81% during the three months ended September 30, 2003, compared to 6.14% during the prior quarter and 6.92% during the third quarter 2002.

          The increase in average investment securities of $268.0 million was primarily due to deployment of excess liquidity and a shift in earning assets from lower yielding cash and fed funds to higher yielding investment securities. The percentage of average investment securities to average total interest-earning assets increased to 14.3% during the three months ended September 30, 2003 from 4.3% during the same period in 2002.

          Total Interest Cost—Three Months Analysis

          Overall, interest cost decreased by $1.9 million during the third quarter of 2003, compared to the same period of 2002. This was primarily attributable to a 93 basis point decrease in the average cost of interest-bearing liabilities, partially offset by a $424.9 million increase in the average balance of interest-bearing liabilities. The decrease in interest on average interest-bearing liabilities was primarily due to the lowering of interest rates on deposits, redemption of the Company’s senior notes in 2002 and a reduction in rates on FHLB advances.

          The 72 basis point decrease in the weighted average cost of deposits was partially offset by a $380.4 million increase in the average balance of interest-bearing deposits, which was principally due to the acquisition. The reduction in the cost of deposits was the result of the combination of the continued downward pressure on interest rates, maturing CDs with higher than current market rates, and the planned shift in the deposit mix. The average balance of CDs increased $274.0 million, to $1.1 billion with an average cost of funds of 2.20% during the three months ended September 30, 2003, compared with $781.7 million and a 2.87% average cost of funds during the same period in 2002. The average balance of money market accounts reflected an increase of $71.7 million, to $487.6 million with an average cost of funds of 1.84% during the three months ended September 30, 2003, compared with $416.0 million and a 2.62% average cost of funds during the same period in 2002. The Company’s lowering of interest rates on its deposit products resulted primarily from the cumulative 550 basis point reduction in the federal funds target rate by the Federal Reserve from 2001 through 2003.

          The average cost of FHLB advances decreased by 89 basis points, which was partially offset by a $55.0 million increase in the average balance of these borrowings. The reduction in long-term borrowings due to the early payoff of the Company’s balance of its 12.5% Senior Notes ($25.8 million), contributed about $0.8 million to the decrease in interest cost. The majority of the Senior Notes were redeemed on December 31, 2002 at the call premium of 106.25%. The growth in average capital securities was due to the Company’s issuance of $15.0 million (current rate of 4.60%) in capital securities in November of 2002. This increase in the average balance of capital securities outstanding was offset by a 126 basis point decrease in the weighted average cost; 82.4% of these capital securities have adjustable rates priced at a margin over LIBOR (see Note 8—“Capital Securities” included herein).

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

	Nine Months Ended September 30, 2003 and 2002
	Increase (Decrease) Due to Change In

			Volume and	Net
(Dollars in thousands)	Volume	Rate	Rate (1)	Change

Interest-earning assets:
Loans receivable (2)	$21,683	$(15,049)	$(3,457)	$3,177
Investment securities	11,107	(405)	(3,693)	7,009
Investment in capital stock of Federal Home Loan Bank	346	(292)	(87)	(33)
Cash, fed funds and other	(1,726)	(358)	349	(1,735)

	31,410	(16,104)	(6,888)	8,418

Interest-bearing liabilities:
Deposits	10,832	(7,392)	(2,965)	475
FHLB advances	2,547	(1,836)	(294)	417
Senior notes	(2,412)	—	—	(2,412)
Capital securities	1,259	(291)	(240)	728

	12,226	(9,519)	(3,499)	(792)

Change in net interest income	$19,184	$(6,585)	$(3,389)	$9,210

(1)	Calculated by multiplying change in rate by change in volume.
(2)	Includes the interest on nonaccrual loans only to the extent that it was paid and recognized as interest income.

          Total Interest Revenue—Nine Months Analysis

          Overall interest revenue grew by $8.4 million, or 8.5%, during the nine months ended September 30, 2003, compared with the same period in 2002, which was primarily attributable to an increase of $7.0 million earned on investment securities, offset by a decrease of $1.7 million earned on lower yielding cash and cash equivalents.

          Contributing to the $3.2 million increase in interest revenue was a $397.3 million increase in average loans outstanding principally due to the acquisition, which was partially offset by the Company’s 115 basis point decrease in the yield on average loans receivable. During 2003, both net interest income and net interest margin continued to be adversely impacted as borrowers refinanced loans, which resulted in $614.7 million in prepayments with a WAIR of 7.00%, while new loan production of $773.0 million reflected an average yield of 5.27% during the same period. During the nine months ended September 30, 2002, the Company experienced $504.3 million in prepayments with a WAIR of 7.67%, while new loan production of $527.9 million reflected an average yield of 6.36% during the same period. As a result, the yield on loans receivable was 6.13% during the nine months ended September 30, 2003, compared to 7.28% during the same period in 2002.

          The increase in average investment securities of $302.4 million was primarily due to deployment of excess liquidity and a shift in earning assets from lower yielding cash and fed funds to higher yielding investment securities. The percentage of average investment securities to average total interest-earning assets increased to 13.4% during the nine months ended September 30, 2003 from 1.7% during the same period in 2002.

          Total Interest Cost—Nine Months Analysis

          Overall, interest cost decreased $0.8 million during the first nine months of 2003, compared to the same period of 2002. This was primarily attributable to the redemption of the Company’s senior notes in 2002 and a 90 basis point decrease in the average cost of interest-bearing liabilities, substantially offset by a $561.8 million increase in the average balance of interest-bearing liabilities.

          Average interest-bearing deposits increased $486.2 million principally due to the acquisition, which were partially mitigated by an 82 basis point decrease in the weighted average cost. The reduction in the cost of deposits was the result of the combination of the continued downward pressure on interest rates, maturing CDs with higher than current market rates, and the planned shift in the deposit mix. The average balance of CDs increased $329.5 million, to $1.1 billion with an average cost of funds of 2.32% during the nine months ended September 30, 2003, compared with $747.9 million and a 3.23%

average cost of funds during the same period in 2002. The average balance of money market accounts reflected an increase of $114.4 million, to $467.8 million with an average cost of funds of 2.10% during the nine months ended September 30, 2003, compared with $353.5 million and a 2.79% average cost of funds during the same period in 2002.

          As a percentage of total average interest-bearing deposits, transaction accounts have decreased by 1.7% for the nine months ended September 30, 2003, compared with 38.3% of total average interest-bearing deposits during the same period in 2002. During the fourth quarter of 2003, approximately $366.9 million of CDs are scheduled to mature, which represents approximately 21.1% of total deposits at September 30, 2003. The weighted average cost of these CDs is 2.31%, which is approximately 1% higher than the current 6 month CD rate. The Bank believes this represents an opportunity to further lower the overall cost of deposits.

          The overall decrease in interest cost was primarily attributable to a $2.4 million decrease in interest as a result of a reduction in long-term borrowings due to the early payoff of the Company’s balance of its 12.5% Senior Notes ($25.8 million), the majority of which were redeemed on December 31, 2002 at the call premium of 106.25%. The growth in average capital securities was due to the Company’s issuance of $22.0 million (current rate of 4.99%) and $15.0 million (current rate of 4.60%) in capital securities in April and November of 2002, respectively. This increase in the average balance of capital securities outstanding was offset by a 139 basis point decrease in the weighted average cost; 82.4% of these capital securities have adjustable rates priced at a margin over LIBOR (see Note 8—“Capital Securities” included herein). The average balance of FHLB advances reflected an increase of $78.2 million, which was partially mitigated by a 49 basis point decrease in the average cost of these borrowings.

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

          Provision for credit losses were $50 thousand and $450 thousand for the three and nine months ended September 30, 2003, respectively, compared with $0.1 million and $0.8 million for the same periods in 2002. The decrease in the provision for credit losses was due primarily to the overall improvement in asset quality. At September 30, 2003, classified assets totaled $13.2 million, or 0.5% of total Bank assets, compared to $33.1 million, or 1.37% of total Bank assets, a year earlier. Year-to-date, classified assets have decreased $10.5 million, or approximately 44.4%. During the third quarter, nonaccrual loans decreased primarily due to the foreclosure of one loan in July ($2.2 million), which was subsequently sold at the approximate carrying value in September, and the payoff of three loans ($0.9 million). Nonaccrual loans to total assets decreased to 0.26% at September 30, 2003 from 0.37% in the prior quarter. At September 30, 2003, the ratio of total allowance for credit losses to loans receivable, net of SVA, was 1.60%, compared with 1.64% at December 31, 2002 and 1.68% at September 30, 2002. At September 30, 2003, there was only one loan greater than $10.0 million, compared to three and seven loans at December 31, 2002 and December 31, 2001, respectively. Additionally, total classified assets to Bank core capital and GVA for credit losses was 5.70% at September 30, 2003, compared with 10.81% at December 31, 2002 and 15.49% at September 30, 2002.

Noninterest Revenues

          Noninterest revenues were $2.6 million and $6.2 million for the three and nine months ended September 30, 2003, respectively, an increase of 47.0% and 47.7%, compared with $1.7 million and $4.2 million during the same periods in 2002, attributable, in part, to the acquisition. Loan related and other fees were $1.7 million and $3.6 million for the three and nine months ended September 30, 2003, respectively, compared with $1.1 million and $2.8 million, during the same periods of 2002 and primarily consist of fees collected from borrowers (1) for the early repayment of their loans, (2) for the extension of the maturity of loans (predominantly short term construction loans, with respect to which extension options are often included in the original term of the Bank’s loan) and (3) in connection with certain loans which contain exit or release fees payable to the Bank upon the maturity or repayment of the Bank’s loan. Loan related and other fees constituted 64.7% and 57.9% of noninterest revenues for the three and nine months ended September 30, 2003, respectively, compared to 64.6% and 65.3% during the same periods in 2002. During both periods, these fees were comprised primarily of prepayment fees resulting from the high level of refinancings.

          Noninterest revenues also include deposit fee income for service fees, nonsufficient fund fees and other miscellaneous check and service charges. Fee income on deposits increased 35.8% and 29.0%, during the three and nine months ended September 30, 2003, respectively, compared with the same periods in 2002, as a result of the growth in core transaction deposits and other fee generating initiatives. The Company continues to expand its product array and as a result, the ratio of products per household increased to 2.71 at September 30, 2003, compared with 2.64 and 2.44 for the prior quarter and December 31, 2002, respectively.

          More than one-half of the $1.2 million in other fee income for the nine months ended September 30, 2003 is comprised of commission income from the sale of investment products and the increased cash surrender value of BOLI, which was purchased on March 31, 2003.

Real Estate Owned

          The following table sets forth the costs and revenues attributable to the Bank’s REO properties for the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,

(Dollars in thousands)	2003	2002	Change	2003	2002	Change

(Loss)/income associated with REO:
Repairs, maintenance, renovation and other	$(48)	$—	$(48)	$(51)	$(19)	$(32)
Net (loss)/recovery from sales of REO	(6)	—	(6)	(6)	87	(93)
Property operations, net	6	2	4	6	3	3

(Loss)/income from real estate owned, net	$(48)	$2	$(50)	$(51)	$71	$(122)

          Net income from sales of REO properties represents the difference between the proceeds received from property disposal and the carrying value of such properties upon disposal. The Bank sold one REO property generating net cash proceeds of $2.2 million and a net loss of $6 thousand during the nine months ended September 30, 2003, compared with the sale of one property generating net cash proceeds of $1.4 million and a net recovery of $87 thousand during the same period in 2002.

Noninterest Expense

     General and Administrative Expense

          The table below details the Company’s G&A expense for the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,

(Dollars in thousands)	2003	2002	Change	2003	2002	Change

Employee	$5,324	$5,683	$(359)	$16,989	$15,415	$1,574
Operating	2,329	2,282	47	7,008	5,301	1,707
Occupancy	1,357	1,027	330	3,933	2,882	1,051
Professional	710	658	52	1,496	1,364	132
Technology	478	423	55	1,562	1,163	399
SAIF premiums and OTS assessments	173	145	28	503	413	90
Other/legal settlements	(54)	198	(252)	210	218	(8)

Total	$10,317	$10,416	$(99)	$31,701	$26,756	$4,945

          The $4.9 million increase in G&A for the nine months ended September 30, 2003 was primarily attributable to the acquisition of First Fidelity. Operating expense increased primarily due to advertising, additional supplies, insurance, higher donations and amortization of the core deposit intangible primarily resulting from the acquisition. This increase in expense was partially offset by the recovery of attorneys’ fees for litigation expensed in the prior period. Year-to-date, employee related expense increased primarily due to increased headcount resulting from the inclusion of First Fidelity employees. Additionally, employee base salaries increased by approximately 4%, compared to the same period in 2002. Occupancy increased primarily due to rent for the acquired First Fidelity locations as well as expenses associated with the Bank’s two newest branches. In addition, the reduction in other/legal settlements reflects the reversal of legal settlement accrual due to the anticipated favorable outcome of pending litigation against the Bank. Annualized G&A (excluding other/legal settlements) to average assets decreased to 1.64% for the nine months ended September 30, 2003, compared with 1.84% for the year ended December 31, 2002. The Company has been successful in significantly reducing G&A as a percentage of average assets in each of the last five years. The Company’s efficiency ratio was 46.90% for the nine months ended September 30, 2003, which was lower than the 46.99% achieved during the first half of 2003 and the 48.07% during the year ended 2002.

FINANCIAL CONDITION, CAPITAL RESOURCES & LIQUIDITY AND ASSET QUALITY

Assets

Investment Securities

     The table below sets forth the net balance at cost, and fair value of available-for-sale investment securities, with gross unrealized gains and losses.

	September 30, 2003

		Gross	Gross
	Net Balance	Unrealized	Unrealized	Fair
(Dollars in thousands)	At Cost	Gains	Losses	Value

Investment securities
Investment securities available-for-sale:
Mortgage-backed securities (“MBS”)	$301,717	$1,051	$3,065	$299,703
Collateralized mortgage obligations (“CMO”)	66,802	214	1,592	65,424

Total investment securities	$368,519	$1,265	$4,657	$365,127

     The contractual maturities of MBS and CMO investment securities available-for-sale, excluding periodic principal payments and reductions due to estimated prepayments, at September 30, 2003 were as follows:

	Available-for-Sale

			Weighted
	Net Balance	Fair	Average
(Dollars in thousands)	At Cost	Value	Yield (1)

Investment securities
Investment securities available-for-sale:
After 5 years through 10 years	$100,216	$100,029	3.76%
Over 10 years	268,303	265,098	3.59%

Total investment securities	$368,519	$365,127	3.62%

(1)	Weighted average yield at September 30, 2003 is based on a projected yield using prepayment assumptions in calculating the amortized cost of the securities.

     At September 30, 2003, the weighted average effective duration and weighted average life of the Bank’s investment securities portfolio were approximately 2.63 and 4.19 years, respectively. The portfolio had a weighted average coupon of 4.43%. The weighted average book price of the portfolio was 101.94% (net premium of $7.0 million). At September 30, 2003, the Bank did not hold securities of any non-governmental agency issuer where the aggregate book value of such securities exceed 10% of stockholders’ equity.

     Proceeds from the sales of available-for-sale investment securities during the year were $121.2 million. The Bank recognized a net gain of $89.1 thousand on the sale of various investment securities ($406.7 thousand in realized gains and $317.6 thousand in realized losses) for the nine months ended September 30, 2003.

     Forty-five securities with net balances at cost and fair value of $237.8 million and $236.7 million, respectively, at September 30, 2003 were pledged to secure FHLB advances of $206.0 million. At December 31, 2002, two securities with net balances at cost and fair value of $4.9 million were pledged to secure a FHLB advance of $5.0 million.

     Risks Associated with Investment Securities. The securities in the Bank’s investment portfolio (primarily MBS) are classified as “available-for-sale.” Changes in the fair value of the investment portfolio result from numerous and often uncontrollable events such as changes in interest rates, prepayment speeds, market perception of risk in the economy and other factors. To the extent that the Bank continues to have both the ability and intent to hold these securities for yield enhancement, changes in the fair value will be included as a component of stockholders’ equity. If a decline in fair value, if any, is deemed to be “other than temporary,” it will be treated as an “impairment” and reflected in earnings. Fluctuations in interest rates may cause actual prepayments to vary from the estimated prepayments over the life of the security. This may result in adjustments to the amortization of premiums or accretion of discounts related to these instruments, consequently changing the net yield on such securities. Reinvestment risk is also associated with the cash flows from such securities.

Loans Receivable

General

     The Bank’s loan portfolio consists primarily of loans secured by real estate located in the coastal counties of Southern California. The table below sets forth the composition of the Bank’s loan portfolio as of the dates indicated.

	September 30, 2003		December 31, 2002

(Dollars in thousands)	Balance	Percent	Balance	Percent

Single family residential	$861,272	38.59%	$854,220	38.32%
Income property:
Multi-family (1)	746,453	33.44%	690,137	30.96%
Commercial (1)	342,714	15.35%	391,538	17.57%
Development (2)
Multi-family	99,719	4.47%	85,655	3.85%
Commercial	25,210	1.13%	49,314	2.21%
Single family construction:
Single family residential (3)	119,439	5.35%	114,637	5.14%
Land (4)	26,692	1.20%	32,612	1.46%
Other	10,552	0.47%	10,978	0.49%

Gross loans receivable (5)	2,232,051	100.00%	2,229,091	100.00%

Less:
Undisbursed funds	(131,621)		(90,596)
Deferred costs, net	12,688		11,069
Allowance for credit losses	(33,745)		(35,309)

Net loans receivable	$2,079,373		$2,114,255

(1)	Predominantly term loans secured by improved properties, with respect to which the properties’ cash flows are sufficient to service the Bank’s loan.
(2)	Predominantly loans to finance the construction of income producing properties. Also includes loans to finance the renovation of existing properties.
(3)	Predominantly loans for the construction of individual and custom homes.
(4)	The Bank expects that a majority of these loans will be converted into construction loans, and the land secured loans repaid with the proceeds of these construction loans, within 12 months.
(5)	Gross loans receivable includes the principal balance of loans outstanding, plus outstanding but unfunded loan commitments, predominantly in connection with construction loans.

     Loan portfolio growth was impacted by the higher level of loan prepayments as borrowers refinanced loans. See further discussion in the rate volume analysis, contained herein.

     The table below sets forth the Bank’s average loan size by loan portfolio composition.

	September 30, 2003		December 31, 2002

	No. of	Average	No. of	Average
(Dollars in thousands)	Loans	Loan Size	Loans	Loan Size

Single family residential	1,365	$631	1,484	$576
Income property:
Multi-family	1,272	587	1,309	527
Commercial	344	996	394	994
Development:
Multi-family	28	3,561	26	3,294
Commercial	8	3,151	12	4,110
Single family construction:
Single family residential	77	1,551	74	1,549
Land	22	1,213	28	1,165
Other	5	1,456	3	1,967

Total loans, excluding overdrafts	3,121	$714	3,330	$668

Overdraft & overdraft protection outstanding	381	$4	383	$2

     The table below sets forth the Bank’s loan portfolio diversification by loan size.

	September 30, 2003		December 31, 2002

	No. of	Gross	No. of	Gross
(Dollars in thousands)	Loans	Commitment	Loans	Commitment

Loans in excess of $10.0 million:
Income property:
Commercial	1	$11,701	1	$11,789
Development:
Commercial	—	—	2	21,836

	1	11,701	3	33,625

Percentage of total gross loans		0.52%		1.51%
Loans between $5.0 and $10.0 million:
Single family residential	1	6,412	3	22,984
Income property:
Multi-family	6	38,400	3	18,865
Commercial	7	44,332	5	32,462
Development:
Multi-family	7	40,947	6	38,678
Commercial	2	12,560	4	23,445
Single family construction:
Single family residential	—	—	2	11,240

	23	142,651	23	147,674

Percentage of total gross loans		6.39%		6.62%
Loans less than $5.0 million		2,077,699		2,047,792

Percentage of total gross loans		93.09%		91.87%
Gross loans receivable		$2,232,051		$2,229,091

     The table below sets forth the Bank’s net loan portfolio composition, as of the dates indicated.

	September 30, 2003		December 31, 2002

(Dollars in thousands)	Balance	Percent	Balance	Percent

Single family residential	$858,482	40.87%	$851,268	39.81%
Income property:
Multi-family	744,585	35.45%	689,100	32.22%
Commercial	336,614	16.03%	387,354	18.11%
Development:
Multi-family	50,851	2.42%	57,037	2.67%
Commercial	15,839	0.75%	41,168	1.93%
Single family construction:
Single family residential	66,141	3.15%	75,218	3.52%
Land	26,679	1.27%	32,612	1.52%
Other	1,239	0.06%	4,738	0.22%

Total loan principal (1)	$2,100,430	100.00%	$2,138,495	100.00%

(1)	Excludes net deferred fees and costs.

     The tables below set forth the approximate composition of the Bank’s gross new loan originations, net of internal refinances of $21.5 million and $40.5 million for the three months and nine months ended September 30, 2003, respectively, by dollars and as a percentage of total loans originated.

	Three Months Ended		Three Months Ended
	September 30, 2003		September 30, 2002

(Dollars in thousands)	Amount	%	Amount	%

Single family residential (1)	$130,088	45.20%	$75,844	39.18%
Income property:
Multi-family (2)	87,420	30.38%	45,252	23.38%
Commercial (3)	7,522	2.61%	15,927	8.23%
Development:
Multi-family (4)	34,115	11.85%	15,186	7.85%
Commercial (5)	4,307	1.50%	7,788	4.02%
Single family construction:
Single family residential (6)	21,283	7.40%	28,606	14.78%
Land (7)	3,040	1.06%	4,958	2.56%

Total	$287,775	100.00%	$193,561	100.00%

	Nine Months Ended		Nine Months Ended
	September 30, 2003		September 30, 2002

(Dollars in thousands)	Amount	%	Amount	%

Single family residential (1)	$322,750	41.75%	$256,258	48.54%
Income property:
Multi-family (2)	238,297	30.83%	120,688	22.86%
Commercial (3)	49,780	6.44%	33,327	6.31%
Development:
Multi-family (4)	53,792	6.96%	31,335	5.94%
Commercial (5)	14,172	1.83%	11,595	2.20%
Single family construction:
Single family residential (6)	78,970	10.22%	61,269	11.61%
Land (7)	15,220	1.97%	13,425	2.54%

Total	$772,981	100.00%	$527,897	100.00%

(1)	There were no unfunded commitments as of September 30, 2003. September 30, 2002 includes unfunded commitments of $0.1 million.
(2)	Includes unfunded commitments of $1.9 million and $0.7 million as of September 30, 2003 and September 30, 2002, respectively.
(3)	Includes unfunded commitments of $0.4 million and $1.5 million as of September 30, 2003 and September 30, 2002, respectively.
(4)	Includes unfunded commitments of $46.9 million and $23.3 million as of September 30, 2003 and September 30, 2002, respectively.
(5)	Includes unfunded commitments of $9.7 million and $5.8 million as of September 30, 2003 and September 30, 2002, respectively.
(6)	Includes unfunded commitments of $56.2 million and $24.3 million as of September 30, 2003 and September 30, 2002, respectively.
(7)	Includes unfunded commitments of $0.2 million as of September 30, 2003. There were no unfunded commitments as of September 30, 2002.

Asset Quality

Classified Assets

     The table below sets forth information concerning the Bank’s risk elements as of the dates indicated. Classified assets include REO, nonaccrual loans and performing loans, which have been adversely classified pursuant to the Bank’s classification policies and Office of Thrift Supervision (“OTS”) regulations and guidelines (“performing/classified” loans).

	September 30,	December 31,	September 30,
(Dollars in thousands)	2003	2002	2002

Risk elements:
Nonaccrual loans (1)	$6,745	$7,675	$8,683
Real estate owned, net	—	—	—

	6,745	7,675	8,683
Performing loans classified substandard or lower (2)	6,423	16,002	24,461

Total classified assets	$13,168	$23,677	$33,144

Total classified loans	$13,168	$23,677	$33,144

Loans restructured and paying in accordance with modified terms (3)	$2,331	$2,468	$2,109

Gross loans before allowance for credit losses	$2,113,118	$2,149,564	$2,136,953

Loans receivable, net of specific valuation allowance	$2,112,865	$2,149,376	$2,136,165

Delinquent loans:
30 - 89 days	$8,771	$5,357	$7,527
90+ days	3,955	7,175	7,204

Total delinquent loans	$12,726	$12,532	$14,731

Allowance for credit losses:
General valuation allowance (“GVA”) (4)	$33,492	$35,121	$35,085
Specific valuation allowance (“SVA”)	253	188	788

Total allowance for credit losses (4)	$33,745	$35,309	$35,873

Net loan charge-offs:
Net charge-offs for the quarter ended (5)	$326	$664	$73
Percent to loans receivable, net of SVA (annualized)	0.06%	0.12%	0.01%
Percent to beginning of period allowance for credit losses (annualized)	3.69%	7.40%	1.02%
Selected asset quality ratios at period end:
Total nonaccrual loans to total assets	0.26%	0.31%	0.36%
Total allowance for credit losses to loans receivable, net of SVA	1.60%	1.64%	1.68%
Total GVA to loans receivable, net of SVA	1.59%	1.63%	1.64%
Total allowance for credit losses to nonaccrual loans	500.30%	460.05%	413.14%
Total classified assets to Bank core capital and GVA	5.70%	10.81%	15.49%

(1)	Nonaccrual loans include two loans totaling $2.1 million, three loans totaling $0.6 million and two loans totaling $0.5 million, in bankruptcy at September 30, 2003, December 31, 2002 and September 30, 2002, respectively. There were no nonaccrual loans reported related to troubled debt restructured loans (“TDRs”) at September 30, 2003 .
(2)	Excludes nonaccrual loans.
(3)	Represents TDRs not classified and not on nonaccrual.
(4)	During the third quarter of 2003, $1.3 million in reserves for unfunded commitments were reclassified to other liabilities.
(5)	During the course of the year, charge-offs are generally anticipated and reflected as specific valuation allowances.

     The table below sets forth information concerning the Bank’s gross classified loans, by category, as of September 30, 2003.

					Total
	No. of	Nonaccrual	No. of	Other	No. of
(Dollars in thousands)	Loans	Loans	Loans	Classified Loans	Loans	Total

Single family residential	11	$6,260	6	$5,766	17	$12,026
Income property:
Multi-family	1	148	2	657	3	805
Commercial	1	333	—	—	1	333
Other	1	4	—	—	1	4

Gross classified loans	14	$6,745	8	$6,423	22	$13,168

Allowance for Credit Losses

     The table below summarizes the activity of the Bank’s allowance for credit losses for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in thousands)	2003	2002	2003	2002

Average loans outstanding	$2,109,904	$1,814,902	$2,126,783	$1,729,492

Total allowance for credit losses at beginning of period	$35,341	$28,657	$35,309	$30,602
Provision for credit losses	50	100	450	770
Acquisition of FFIL reserve	—	7,189	—	7,189
Reserve for loan commitments	(1,320)	—	(1,320)	—
Charge-offs:
Single family residential	—	—	(6)	(476)
Income Property:
Commercial	(301)	—	(401)	—
Development:
Commercial	—	(75)	—	(2,246)
Multi-family	—	—	(129)	—
Land	—	—	(136)	—
Other	(39)	—	(63)	—
Recoveries:
Single family residential	6	—	6	—
Commercial	—	—	5	—
Other	8	2	30	34

Net charge-offs	(326)	(73)	(694)	(2,688)

Total allowance for credit losses at end of period	$33,745	$35,873	$33,745	$35,873

Annualized ratio of charge-offs to average loans outstanding during the period	0.06%	0.02%	0.04%	0.21%

     Management decreased the provision for credit losses during 2003, based on the overall improvement in asset quality, as reflected by a $19.9 million decrease in classified assets, to $13.2 million at September 30, 2003, from $33.1 million at September 30, 2002. The Bank’s ratio of classified assets to Bank core capital and GVA improved to 5.70% at September 30, 2003, compared with 10.81% at December 31, 2002, and 15.49% at September 30, 2002. The Bank’s total nonaccrual loans to total assets was 0.26% at September 30, 2003, compared with 0.31% at December 31, 2002, and 0.36% at September 30, 2002. At September 30, 2003, the ratio of total allowance (GVA and SVA) for credit losses to loans receivable, net of SVA, was 1.60%, compared with 1.64% at December 31, 2002 and 1.68% at September 30, 2002.

     The reserve for loan commitments is primarily related to unfunded loan commitments, predominately in connection with construction loans. Management evaluates credit risk associated with the loan portfolio at the same time it evaluates credit risk associated with the commitments to extend credit. Commencing in the third quarter of 2003, the allowance necessary for the commitments is reported separately in other liabilities in the accompanying consolidated statements of financial conditions and not as part of the allowance for credit losses, as presented above.

     The table below summarizes the Bank’s allowance for credit losses by category for the periods indicated.

	September 30, 2003			December 31, 2002

			Percent of			Percent of
			Reserves to			Reserves to
			Total Loans (1)			Total Loans (1)
(Dollars in thousands)	Balance	Percent	by Category	Balance	Percent	by Category

Single family residential	$12,015	35.61%	1.39%	$10,822	30.65%	1.26%
Income property:
Multi-family	9,244	27.39%	1.23%	8,517	24.12%	1.23%
Commercial	6,488	19.22%	1.92%	7,272	20.60%	1.87%
Development:
Multi-family	1,070	3.17%	2.12%	2,087	5.91%	3.68%
Commercial	333	0.99%	2.10%	861	2.44%	2.08%
Single family construction:
Single family residential	971	2.88%	1.48%	1,317	3.73%	1.76%
Land	604	1.79%	2.27%	1,211	3.43%	3.72%
Other	56	0.17%	4.64%	199	0.56%	4.23%
Unallocated	2,964	8.78%	n/a	3,023	8.56%	n/a

Total	$33,745	100.00%	1.60%	$35,309	100.00%	1.64%

(1)	Percent of allowance for credit losses to loans receivable, net of SVA.

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

     Management believes that the allowance for credit losses of $33.7 million at September 30, 2003, is adequate to absorb the losses that, in the opinion and judgment of management, are known and inherent in the Bank’s loan portfolio.

Real Estate Owned

     Real estate acquired in satisfaction of loans is transferred to REO at the lower of the carrying value or the estimated fair value, less any estimated disposal costs (“fair value”). The difference between the fair value of the real estate collateral and the loan balance at the time of transfer is recorded as a charge-off, if the fair value is lower. The fair value of collateral includes capitalized costs. Any subsequent declines in the fair value of the REO property after the date of transfer are recorded through a write-down of the asset. The Company held no REO properties at September 30, 2003 and at December 31, 2002.

Other Assets

     On March 31, 2003, the Bank invested $25.0 million in BOLI policies. Investments in BOLI are included in other assets. Increases in the cash surrender value of these policies are recorded as other noninterest revenues.

Liabilities

Sources of Funds

General

     The Bank’s principal sources of funds in recent years have been deposits obtained on a retail basis through its branch offices and advances from the FHLB. In addition, funds have been obtained from the maturities, repayments and sales of loans and investment securities, as well as from the sale of other assets, including REO.

Deposits

     The table below summarizes the Company’s deposit portfolio by original term, WAIR and weighted average remaining maturities in months (“WARM”) as of the dates indicated.

	September 30, 2003				December 31, 2002

(Dollars in thousands)	Balance (1)	Percent	WAIR	WARM	Balance (1)	Percent	WAIR	WARM

Transaction accounts:
Noninterest-bearing checking	$45,671	2.63%	—	—	$39,818	2.39%	—	—
Check/NOW	80,947	4.66%	0.65%	—	77,648	4.67%	1.69%	—
Passbook	71,931	4.14%	1.04%	—	64,662	3.89%	1.60%	—
Money Market	478,347	27.54%	1.84%	—	455,218	27.38%	2.33%	—

Total transaction accounts	676,896	38.97%			637,346	38.33%

Certificates of deposit:
7 day maturities	35,083	2.02%	1.10%	—	30,793	1.85%	1.40%	—
Less than 6 months	147,973	8.52%	1.19%	2	116,857	7.03%	1.45%	2
6 months to 1 year	352,049	20.27%	1.90%	3	240,570	14.47%	2.11%	3
1 to 2 years	323,436	18.62%	2.33%	6	426,270	25.63%	2.95%	7
More than 2 years	201,454	11.60%	3.65%	17	210,974	12.69%	4.29%	19

Total certificates of deposit	1,059,995	61.03%			1,025,464	61.67%

Total	$1,736,891	100.00%	1.80%	6	$1,662,810	100.00%	2.51%	8

(1)	Deposits in excess of $100,000 were 30.0% and 29.9% of total deposits at September 30, 2003 and December 31, 2002, respectively.

FHLB Advances

     A primary alternate funding source for the Bank is a line of credit through the FHLB, subject to sufficient qualifying collateral. The FHLB system functions as a source of credit to savings institutions that are members of the FHLB. Advances are secured by the Bank’s mortgage loans, the capital stock of the FHLB owned by the Bank and certain investment securities owned by the Bank. Subject to the FHLB’s advance policies and requirements, these advances can be requested for any business purpose in which the Bank is authorized to engage. In granting advances, the FHLB considers a member’s creditworthiness and other relevant factors. At September 30, 2003, the Bank had an approved line of credit with the FHLB for a maximum advance of up to 45% of the Bank’s total assets. Therefore, as of September 30, 2003, the net funds available to the Company pursuant to the FHLB borrowing arrangement totaled $365.6 million ($1.16 billion, less the advances outstanding of $587.0 million and the outstanding letters of credit used as collateral for state deposits of $203.5 million).

     The table below summarizes the balance and rate of FHLB advances, excluding discounts on advances associated with the purchase of First Fidelity, for the dates indicated.

	September 30, 2003		December 31, 2002

(Dollars in thousands)	Principal	Rate (1)	Principal	Rate (1)

Original Term:
Overnight	$80,000	1.14%	$40,000	1.30%
4 Weeks	90,000	1.06%	—	0.00%
24 Months	—	0.00%	23,000	4.51%
36 Months	172,000	2.73%	236,000	2.89%
60 Months	80,000	6.18%	135,000	5.92%
84 Months	25,000	4.18%	25,000	4.18%
120 Months	140,000	5.18%	140,000	5.18%

Total	$587,000	3.38%	$599,000	4.12%

(1)	WAIR at period end.

     The weighted average remaining term of the Bank’s FHLB advances was 2 years 5 months as of September 30, 2003. At September 30, 2003, 58.8% of the Bank’s FHLB advances outstanding contain options, which allow the FHLB to call the advances prior to maturity, subject to an initial non-callable period of 1 to 5 years from origination.

     On August 4, 2003, the Bank prepaid $36.0 million of advances with an average life of 9.0 months and replaced them with new advances with an average life of 36 months. The new advances had a lower weighted average cost of 129 basis points as of August 4, 2003.

Stockholders’ Equity and Regulatory Capital

     The Company owns all the outstanding stock of the Bank. The Company’s capital consists of common stockholders’ equity, which at September 30, 2003, amounted to $177.5 million and which equaled 6.9% of the Company’s total assets.

     As of September 30, 2003, the Bank is categorized as “well capitalized” under the regulatory framework for Prompt Corrective Action (“PCA”) Rules based on the most recent notification from the OTS. There are no conditions or events subsequent to September 30, 2003, that management believes have changed the Bank’s category. The following table compares the Bank’s actual capital ratios to those required by regulatory agencies to meet the minimum capital requirements required by the OTS and to be categorized as “well capitalized” under the PCA Rules for the periods indicated.

					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

(Dollars in thousands)	Amount	Ratios	Amount	Ratios	Amount	Ratios

As of September 30, 2003
Total capital to risk weighted assets	$219,475	12.47%	$140,856	8.00%	$176,070	10.00%
Core capital to adjusted tangible assets	197,324	7.75%	101,816	4.00%	127,270	5.00%
Tangible capital to adjusted tangible assets	197,324	7.75%	38,181	1.50%	n/a	n/a
Tier 1 capital to risk weighted assets	197,324	11.21%	n/a	n/a	105,642	6.00%
As of December 31, 2002
Total capital to risk weighted assets	$206,175	11.68%	$141,263	8.00%	$176,579	10.00%
Core capital to adjusted tangible assets	183,942	7.46%	98,663	4.00%	123,329	5.00%
Tangible capital to adjusted tangible assets	183,942	7.46%	36,999	1.50%	n/a	n/a
Tier 1 capital to risk weighted assets	183,942	10.42%	n/a	n/a	105,974	6.00%

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

Capital Resources and Liquidity

     On August 23, 2002, the Company issued 1,899,810 shares of Hawthorne Financial Corporation stock and $37.8 million in cash for the 1,815,115 shares of First Fidelity Bancorp, Inc. stock and 88,000 options outstanding.

     Hawthorne Financial Corporation maintained cash and cash equivalents of $4.3 million at September 30, 2003. Hawthorne Financial Corporation is a holding company with no significant business operations outside of the Bank. The Company is dependent upon the Bank for dividends in order to make semi-annual interest payments. The ability of the Bank to provide dividends to Hawthorne Financial Corporation is governed by applicable regulations of the OTS. Based upon these applicable regulations, the Bank’s supervisory rating, and the Bank’s current and projected earnings rate, management fully expects the Bank to maintain the ability to provide dividends to Hawthorne Financial Corporation for the payment of interest on the holding company’s capital securities and the acquisition of treasury stock for the foreseeable future.

     The Bank’s primary funding sources are deposits, principal payments on loans, FHLB advances and cash flows from operations. Other possible sources of liquidity available to the Company include the sale of loans and investment securities, commercial bank lines of credit, and direct access, under certain conditions, to borrowings from the Federal Reserve System. The cash needs of the Bank are principally for the payment of interest on, and withdrawals of deposit accounts, the funding of loans, investments and operating costs and expenses. OTS regulations no longer require a savings association to maintain a specified average daily balance of liquid assets. The Bank maintains an adequate level of liquid assets to ensure safe and sound daily operations.

     A primary alternate funding source for the Bank is a credit line with the FHLB with a maximum advance of up to 45% of the total Bank assets subject to sufficient qualifying collateral. At September 30, 2003, the Bank had 28 FHLB advances outstanding totaling $587.0 million which had a weighted averaged interest rate of 3.38% and a weighted average remaining term of 2 years and 5 months. See “FHLB Advances” on page 28.

     During the nine months ended September 30, 2003, the Company repurchased 264,242 shares at an average price of $20.74. As of September 30, 2003, cumulative repurchases were 2,038,716 shares at an average price of $14.80. Currently, $2.4 million remains available for additional share repurchases under existing board approved authorizations.

     Issuance of each trust preferred debt obligation (capital securities) is through statutory business trusts and wholly owned subsidiaries of the Company. See “Note 8 – Capital Securities,” contained herein.

     On January 22, 2002, the SEC issued an interpretive release on disclosures related to liquidity and capital resources, including off-balance sheet arrangements. The Company does not have material off-balance sheet arrangements or related party transactions that are not disclosed herein. The Company is not aware of factors that are reasonably likely to adversely affect liquidity trends, other than the risk factors presented herein and in other Company filings. However, the following additional information is provided to assist financial statement readers.

     The following table shows the Company’s contractual obligations as of September 30, 2003:

	Payments due by Period

	Less than	1-3	3-5	More than
Contractual Obligations	1 year	Years	Years	5 years	Total

(Dollars in thousands)
Long - Term Debt Obligations:
FHLB Advances	$220,000	$202,000	$69,000	$96,000	$587,000
Capital Securities	—	—	—	51,000	51,000
Operating Lease Obligations	2,305	2,916	1,077	1,592	7,890
Vendor, Service, Other Obligations	591	840	557	279	2,267

     Lending Commitments – At September 30, 2003, the Bank had commitments to fund the undisbursed portion of existing construction and land loans of $111.5 million and income property and residential loans of $8.0 million. The Bank’s commitments to fund the undisbursed portion of existing lines of credit totaled $12.1 million. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

     In addition, as of September 30, 2003, the Bank had commitments to fund $98.0 million in approved loans.

     Operating Leases – These leases generally are entered into only for operations (e.g., office buildings, warehouses) where the economic profile is favorable. The liquidity impact of outstanding leases is not material to the Company.

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

     Other Contractual Obligations – The Company does not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. As of September 30, 2003, the FHLB issued six LCs for a total of $203.5 million. The purpose of the LCs is to fulfill the collateral requirements for five deposits totaling $185.0 million placed by the State of California with the Bank. The LCs are issued in favor of the State Treasurer of the State of California and mature over the next six months. The maturities coincide with the maturities of the State’s deposits. There are no issuance fees associated with these LCs; however, the Bank pays a monthly maintenance fee of 15 basis points per annum.

     Related Party Transactions – The Company has related party transactions in the ordinary course of business. In the ordinary course of business, the Company extended credit in the form of overdraft protection lines, as disclosed in “Note 17 – Related Parties” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. All such transactions were made in accordance with the lending restriction of Section 22(h) of the Federal Reserve Act, as applied by the OTS. There were no significant related party transactions for the nine months ended September 30, 2003. The Company does not have any other related party transactions that materially affect the results of operations, cash flow or financial condition.

Interest Rate Risk Management

     IRR and credit risk constitute the two primary sources of financial exposure for insured financial institutions. Please refer to “Item 1 — Business, Loan Portfolio,” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2002 for a thorough discussion of the Bank’s lending activities. The Bank realizes income principally from the differential or spread between the interest earned on loans, investments, and other interest-earning assets and the interest expensed on deposits and borrowings. IRR represents the impact that changes in the levels of market interest rates may have upon the Bank’s net interest income (“NII”) and theoretical liquidation value, also referred to as net portfolio value (“NPV”). NPV is defined as the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities.

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

     As of September 30, 2003, 94.1% of the Bank’s loan portfolio was tied to adjustable rate indices, such as MTA, LIBOR, CMT, Prime and COFI. As of September 30, 2003, $1.4 billion, or 70.2%, of the Bank’s adjustable rate loan portfolio had reached their internal interest rate floors. These loans have taken on fixed rate repricing characteristics until sufficient upward interest rate movements bring the fully indexed rate above the internal interest rate floors. Currently, $171.7 million of the loans at floors are hybrid products that will not reprice for at least one year.

     As of September 30, 2003, 62.0% of the Bank’s investment securities portfolio was fixed rate and the remainder were hybrid, substantially all of which are fixed for 5 years. However, because fluctuations in interest rates may cause actual prepayments to vary from the original estimated prepayments over the life of the security, the net yield is subject to change. This is the result of adjustments to the amortization of premiums or accretion of discounts related to these instruments. Reinvestment risk is also associated with the cash flows from such securities. The unrealized gain/loss on such securities may also be adversely impacted by changes in interest rates.

     At September 30, 2003, 62.6% of the Bank’s interest-bearing deposits were comprised of CDs, with an original weighted average term of 13.8 months. The remaining weighted average term to maturity for the Bank’s CDs approximated 6.1 months at September 30, 2003. In the fourth quarter of 2003, approximately $366.9 million of CDs are scheduled to mature. The weighted average cost of these CDs is approximately 1.00% higher than the current 6 month CD rate. Generally, the Bank’s offering rates for CDs move directionally with the general level of short-term interest rates, though the margin may vary due to competitive pressures.

     As of September 30, 2003, 100% of the Bank’s borrowings from the FHLB were fixed rate, with remaining terms ranging from 1 day to 7.5 years. However, 58.8% of the Bank’s FHLB advances contain options, which allow the FHLB to call the advances prior to maturity, subject to an initial non-callable period of 1 to 5 years from origination.

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

     The Bank utilizes internal interest rate floors and caps on individual loans to mitigate the risk of interest margin compression. A risk to the Bank associated with the internal interest rate floors in a declining interest rate environment is that, while the margin is being protected, the borrower may choose to refinance the loan, resulting in the Bank having to replace the higher-yielding asset at a lower rate. Prepayment speeds remained at high levels in the third quarter of 2003. If this trend continues, it could negatively impact growth in interest earning assets, which in turn could negatively impact net income and

NPV calculations. The assumptions being used for the September 30th IRR analysis include a decrease in the prepayments during the fourth quarter of 2003 and 2004.

     The Bank utilizes two methods for measuring IRR, first static gap analysis and second interest rate simulations. Gap analysis focuses on measuring absolute dollar amounts subject to repricing within certain periods of time, specifically the one year horizon. Interest rate simulations are produced using a software model that is based on actual cash flows and repricing characteristics for all of the Bank’s financial instruments and incorporates market-based assumptions regarding the impact of changing interest rates on current levels of applicable financial instruments. These assumptions are inherently uncertain, and, consequently, the model cannot precisely measure net interest income or precisely predict the impact of changes in interest rates on NPV. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and management strategies. See “Item 3, Quantitative and Qualitative Disclosure about Market Risk.”

     Static gap is the difference between the amount of assets and liabilities (adjusted for any off-balance sheet positions), which are expected to mature or reprice within a specific period. The static gap is slightly liability-sensitive. The current repricing behavior will increase the liability sensitivity of the balance sheet as a result of the majority of its adjustable rate loans reaching floor interest rates. In a rising rate environment, the Bank’s liabilities within a cumulative static gap period will reprice upward to market rates while the loan portfolio may not reprice up because of the floors, causing a reduction in net interest income until such time as the rates exceed the floors. Conversely, in a declining rate environment, the Bank’s liabilities will continue to reprice downward, while its loan portfolio remains at its floor rates, thereby creating an increase in net interest income, which may be reduced by the impact resulting from accelerated prepayments. Furthermore, a portion of the Bank’s interest sensitive assets and liabilities are tied to indices that may lag changes in market interest rates by three months or more.

     The following table sets forth information concerning repricing timeframes for the Bank’s interest-earning assets and interest-bearing liabilities as of September 30, 2003. The amount of assets and liabilities shown within a particular period were determined in accordance with their contractual maturities, except that adjustable rate products, including those loans that have reached their internal interest rate floors are reflected in the earlier period of when they are first scheduled to adjust or mature.

	September 30, 2003

		Over Three	Over Six	Over One
	Three	Through	Through	Year	Over
	Months	Six	Twelve	Through	Five
(Dollars in thousands)	Or Less	Months	Months	Five Years	Years	Total

Interest-earning assets:
Cash, fed funds and other (1)	$2,333	$—	$—	$—	$—	$2,333
Investments and FHLB stock (2)	33,602	—	—	87,987	273,512	395,101
Loans receivable (3)	1,160,386	411,406	71,621	357,142	99,875	2,100,430

Total interest-earning assets	$1,196,321	$411,406	$71,621	$445,129	$373,387	$2,497,864

Interest-bearing liabilities:
Deposits:
Transaction accounts	$631,225	$—	$—	$—	$—	$631,225
Certificates of deposit (4)	489,925	290,731	161,623	116,305	—	1,058,584
FHLB advances (5) (6)	170,000	—	100,000	221,000	96,000	587,000
Capital securities	—	42,000	—	—	9,000	51,000

Total interest-bearing liabilities	$1,291,150	$332,731	$261,623	$337,305	$105,000	$2,327,809

Interest rate sensitivity gap	$(94,829)	$78,675	$(190,002)	$107,824	$268,387	$170,055
Cumulative interest rate sensitivity gap	(94,829)	(16,154)	(206,156)	(98,332)	170,055	170,055
As a percentage of total interest-earning assets	-3.80%	-0.65%	-8.25%	-3.94%	6.81%	6.81%

(1)	Excludes noninterest-earning cash balances.
(2)	Excludes investments’ mark-to-market adjustments and (discounts)/premiums.
(3)	Balances include $6.7 million of nonaccrual loans, and exclude deferred (fees) and costs and allowance for credit losses.
(4)	Excludes discounts on CDs acquired in connection with the acquisition of First Fidelity.
(5)	Excludes discounts on FHLB advances acquired in connection with the acquisition of First Fidelity.
(6)	The maturity date was used for the repricing model since the borrowing rate exceeded the current market rate by 50 basis points or more.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

     A sudden and substantial increase or decrease in interest rates may adversely impact the Bank’s income to the extent that the interest rates borne by the assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Bank’s primary objective in managing IRR is to minimize the adverse impact of changes in interest rates on the Bank’s net interest income and capital, while structuring the Bank’s asset-liability mix to obtain the maximum yield-cost spread on that structure. The Bank has adopted formal policies and practices to monitor its IRR exposure. As a part of this effort, the Bank uses the NPV methodology to gauge IRR exposure.

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

     At September 30, 2003, based on the Bank’s internally generated model, it was estimated that the Bank’s NPV ratio was 9.71% in the event of a 200 basis point increase in rates, a decrease of 91 basis points from basecase of 10.62%. If rates were to decrease by 100 basis points, the Bank’s NPV ratio was estimated at 10.89%, an increase of 27 basis points from basecase.

     Presented below, as of September 30, 2003, is an analysis of the Bank’s IRR as measured by NPV for instantaneous and sustained parallel shifts of 100, 200, 300 and -100 basis point increments in market interest rates.

		Net Portfolio Value

	Change		$ Change from		Change from
(Dollars in thousands)	in Rates	$ Amount	Basecase	Ratio	Basecase

	+300 bp	$235,423	$(45,915)	9.17%	(145) bp
	+200 bp	251,735	(29,603)	9.71%	(91) bp
	+100 bp	265,880	(15,458)	10.16%	(46) bp
	0 bp	281,338		10.62%
	-100 bp	291,465	10,127	10.89%	27 bp

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

     On a quarterly basis, the results of the internally generated model are reconciled to the results of the OTS model. In the first quarter of 2003, the OTS changed their methodology for establishing discount rates for the adjustable-rate multi-family and commercial loans by assuming that these loans are carried at market rates, with little premium over face value. This reduced their NPV for the Bank. However, the OTS’ model does not take into account floors on loans. The Bank’s model accounts for the existing floors by increasing the fair market value in the basecase, resulting in an increase to the NPV. This results in analyses that are directionally inconsistent. However, based on both the Bank’s model and the regulatory model, in accordance with the OTS Thrift Bulletin 13a, Management of Interest Rate Risk, the Bank falls within the OTS’ minimal risk category.

ITEM 4. Controls and Procedures

1.	Current Controls and Procedures

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003 for gathering, analyzing and disclosing the information that the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time period specified in the SEC’s rules and forms.

2.	Changes in Internal Control Procedures

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

     The construction defect case entitled Stone Water Terrace HOA v. Future Estates, Hawthorne Savings and Loan Association, et al in which the Bank was a defendant, has been settled and the Bank was dismissed with prejudice, which was not material to the Company’s financial condition or results of operations and was appropriately accrued for in a prior period.

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

The following reports on Form 8-K were filed for the three months ended September 30, 2003.

July 31, 2003 – Second Quarter 2003 Earnings Press Release and Conference Call Transcript

September 25, 2003 – Press Release Regarding 50% Stock Dividend and Stock Repurchase Program Authorization Increase

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWTHORNE FINANCIAL CORPORATION

Dated November 13, 2003	/s/ SIMONE LAGOMARSINO

Simone Lagomarsino
President and Chief Executive Officer

Dated November 13, 2003	/s/ DAVID ROSENTHAL

David Rosenthal
Executive Vice President and Chief Financial Officer