Form 10-K
period 2003-12-31
HAWTHORNE FINANCIAL CORP
filed 2004-03-15
CIK 46267

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock, par value $0.01 per share
(Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No  ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.     ☑

      As of June 30, 2003 (the last business day of the most recently completed second fiscal quarter), the aggregate market value of voting and non-voting stock held by nonaffiliates of the registrant was approximately $243,941,536 (based upon the last reported sales price of the Common Stock as reported by the Nasdaq National Market). Shares of Common Stock held by each executive officer, director, and shareholders with beneficial ownership of greater than 10% of the outstanding Common Stock of the registrant and persons or entities known to the registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

      Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act.     Yes ☑          No ☐

      The number of shares of Common Stock, par value $0.01 per share, of the Registrant outstanding as of February 27, 2004 was 11,798,471 shares.

DOCUMENTS INCORPORATED BY REFERENCE

      Part III of this Annual Report incorporates by reference portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant’s 2004 Annual Meeting of Stockholders.

HAWTHORNE FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K

i

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

      When used in this Form 10-K or future filings by Hawthorne Financial Corporation (“Company”) with the Securities and Exchange Commission (“SEC”), in the Company’s press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, “believe” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers that all forward-looking statements are necessarily speculative and not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Also, the Company wishes to advise readers that various risks and uncertainties could affect the Company’s financial performance and cause actual results for future periods to differ materially from those anticipated or projected. Specifically, the Company cautions readers that the following important factors could affect the Company’s business and cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company:

•	Announced Merger with Commercial Capital. On January 27, 2004, the Company announced that it had signed a definitive agreement to merge with Commercial Capital Bancorp, Inc. (“Commercial Capital”) that is anticipated to become effective in the second quarter of 2004. Factors associated with the merger that could adversely affect the Company’s results of operations include: 1) the businesses of the Company and Commercial Capital may not be combined successfully, or the combination may take longer to accomplish than expected; 2) the growth opportunities and cost savings from the merger of the Company and Commercial Capital may not be fully realized or may take longer to realize than expected; 3) operating costs and business disruption following the completion of the merger, including adverse effects on relationships with employees, may be greater than expected; 4) we may not obtain governmental approvals of the merger, or adverse regulatory conditions may be imposed in connection with governmental approvals of the merger; 5) the stockholders of either the Company or Commercial Capital may fail to approve the merger.

•	Economic Conditions. The Company’s results are strongly influenced by general economic conditions in its market area. The Company operates in the coastal counties of Southern California. Accordingly, deterioration in the economic conditions in these counties could have a material adverse impact on the quality of the Company’s loan portfolio and the demand for its products and services. In particular, changes in economic conditions in the real estate industry or real estate values in the Company’s market may affect its borrowers’ ability to perform, and necessitate further provisions for potential loan losses.

•	Interest Rate Risk. The Company realizes income principally from the differential or spread between the interest earned on loans, investments, and other interest earning assets, and the interest paid on deposits and borrowings. The volumes and yields on loans, investments, deposits, and borrowings are affected by market interest rates.

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

•	Risks Associated with Litigation. We are, and have been involved, from time to time, in various claims, complaints, proceedings and litigation relating to activities arising from the normal course of our operations, including those discussed herein. Further, our business is primarily conducted in California, which is one of the most highly litigious states in the country. If new facts are developed that would change our current assessment of the litigation matters that we are currently involved in, or if we become subject to significant new litigation, we may incur legal and related costs that could affect our results.

•	Competition. The financial services business in the Company’s market areas is highly competitive, and is becoming increasingly competitive due to changes in regulation, technological advances, and the accelerating pace of consolidation among financial services providers. The Company faces competition both in attracting deposits and in making loans. The Company competes for loans principally through the interest rates and loan fees we charge and the efficiency and quality of services we provide. Increasing levels of competition in the banking and financial services businesses may reduce the Company’s market share, cause the interest rates and fees we charge for the Company’s loans and deposit products to fall or impact the Company’s ability to retain loans and/or deposits. This may in turn affect the Company’s net interest income, net interest margin, noninterest income and the Company’s results of operations.

•	Credit Quality. A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Company has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying its credit portfolio, but such policies and procedures may not prevent unexpected losses that could materially adversely affect the Company’s results.

•	Other Initiatives. The Company is continually in the process of evaluating and implementing strategic initiatives designed to enhance its franchise value. The Company’s business performance is highly dependent on successfully executing these initiatives and the Company’s strategic plan. There are no guarantees regarding the Company’s success in implementing these initiatives, or in anticipating changes in the economy and taking advantage of opportunities or fully avoiding risks.

•	Investment Securities. The securities in the Bank’s investment portfolio (primarily Mortgage Backed Securities) are classified as “available-for-sale.” Changes in the fair value of the investment portfolio result from numerous and often uncontrollable events such as changes in interest rates, prepayment speeds, market perception of risk in the economy and other factors. To the extent that the Bank continues to have both the ability and intent to hold these securities for yield enhancement, changes in the fair value will be included as a component of stockholders’ equity. If the decline in fair value, if any, is deemed to be “other than temporary,” it will be treated as a “permanent impairment” and reflected in earnings. The Bank’s investment securities portfolio is also subject to interest rate risk. Fluctuations in interest rates may cause actual prepayments to vary from the estimated prepayments over the life of the security. This may result in adjustments to the amortization of premiums or accretion of discounts related to these instruments, consequently changing the net yield on such securities. Reinvestment risk is also associated with the cash flows from such securities.

•	Amortization of Intangible Assets/ Impairment of Goodwill. The Company acquired First Fidelity Bancorp, Inc. (“First Fidelity”) on August 23, 2002, and as a result recorded an intangible assets of $1.5 million and $23.0 million for goodwill. See “Business Combinations, Goodwill and Acquired

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

      The Company’s only operating segment is the Bank, which specializes in real estate secured loans throughout the coastal counties of Southern California, which are funded predominately with retail deposits and advances from the Federal Home Loan Bank of San Francisco (“FHLB”). The Bank currently operates 15 full service retail offices located in the coastal counties of Southern California. The Bank concentrates on providing superior customer service as it continues to enhance the products and services offered to its retail customers.

Recent Developments

      Three-For-Two Stock Split. On September 25, 2003, the Company announced that its Board of Directors approved a 3-for-2 stock split to be effected in the form of a 50% stock dividend. The additional shares were distributed to shareholders of record as of October 6, 2003 on October 27, 2003. The effect of the stock split has been recognized and reflected in all share and per share amounts for all periods presented.

      On January 27, 2004, Hawthorne Financial Corporation (“Hawthorne”) entered into an Agreement and Plan of Reorganization (“Agreement”) with Commercial Capital Bancorp (“CCBI”) and CCBI Acquisition Corporation, pursuant to which Hawthorne will be acquired by CCBI. Under the terms of the agreement, which has been unanimously approved by the Boards of Directors of both companies, shareholders of Hawthorne will receive 1.933 shares of CCBI common stock in exchange for each share of Hawthorne stock. The transaction, which is expected to be a reorganization for tax purposes, values each share of Hawthorne common stock at $37.92, based on CCBI’s closing price of $26.15 on January 27, 2004. The value of the transaction and value of each share of Hawthorne common stock on consummation of the merger may be higher or lower depending on the price of CCBI’s common stock on such date. The transaction is expected to close in the summer of 2004, pending shareholder and regulatory approval and satisfaction of other customary conditions. At December 31, 2003, CCBI had $1.72 billion in total assets, $1.05 billion in total loans, $645.6 million in total deposits and $102.0 million in total equity. At December 31, 2003, Hawthorne had $2.67 billion in total assets, $2.15 billion in total loans, $1.72 billion in total deposits and $185.3 million in total equity.

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

      HSFSC is a California corporation that was incorporated on April 11, 2002, and is a wholly-owned subsidiary of Hawthorne Savings, F.S.B. HSFSC, which commenced operations in July 2002, offers uninsured investments to its customers and engages in limited insurance agent activities. As of September 30, 2003, the securities activities of HSFSC were reorganized and are now being conducted through an unincorporated division of the Bank. HSFSC is a licensed life insurance agent for the purpose of receiving commissions on the sale of fixed rate annuities. Registered representatives of HSFSC sell mutual funds and variable rate annuities in the Bank’s offices through a third party vendor, Duerr Financial Services, a registered broker-dealer. Income to date from this subsidiary has been insignificant.

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

Operations

      The Bank offers a variety of consumer banking products through its network of retail branches, which includes the traditional range of checking and savings accounts, money market accounts and certificates of deposit. The Bank currently has 15 full service retail branches, 9 of which are located in the South Bay region of Los Angeles County. The Bank also has two branches in Orange County, two branches in San Diego County and two branches in the San Fernando Valley, one of which is in Ventura County.

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

      The Bank specializes in originating real estate secured loans, predominantly in the coastal counties of Southern California, including: 1) permanent loans collateralized by single family residential property, 2) permanent loans secured by multi-family residential and commercial real estate, and 3) loans for the construction of multi-family residential, commercial and individual single family residential properties and the acquisition and development of land for the construction of such projects. In the ordinary course of business, the Bank purchases loans consistent with its current underwriting standards. See “Item 1 — Business — Statistical Financial Data — Loan Portfolio.”

      The Bank funds its loans and investments predominantly with retail deposits generated through its 15 full service retail branches and FHLB advances. Scheduled payments of loans and investment securities are a reasonably stable source of funds, while prepayments on loans and investment securities and deposit streams are subject to significant fluctuations. During 2002 and 2003, the Bank significantly increased its investment portfolio, which primarily consists of mortgage backed securities (“MBS”) and collateralized mortgage obligations (“CMO”).

Market Area and Competition

      The Bank’s current loan origination activities are governed by established policies and procedures intended to mitigate the risks inherent to the types of collateral and borrowers financed by the Bank. The Bank’s strategic focus includes 1) an effective, efficient and responsive transaction execution, which is consistent with the Bank’s relatively flat organizational structure and its reliance upon relatively few, highly-skilled lending professionals (including loan officers, loan underwriters, processors and funders, in-house appraisers, and in-house legal staff), and 2) a strategy of holding in its portfolio substantially all new loan originations. Management believes that this combination of competitive, organizational and strategic distinctions contribute to the Bank’s success in attracting new business and in its ability to receive a return believed by management to be commensurate with the inherent and transaction-specific risks assumed and value added to customers.

      The Company concentrates on marketing its services throughout the coastal counties of Southern California. The Company’s operating results and its growth prospects are directly and materially influenced by 1) the health and vibrancy of the Southern California real estate markets and the underlying economic forces which affect such markets, 2) the overall complexion of the interest rate environment, including the absolute level of market interest rates and the volatility of such interest rates, 3) the prominence of competitive forces which provide customers of the Company with alternative sources of mortgage funds or investments, which compete with the Company’s products and services, and 4) regulations promulgated by authorities, including those of the OTS, the FDIC and the FRB. The Company’s success in identifying trends in each of these factors, and implementing strategies to exploit such trends, influence the Company’s long-term results and growth prospects.

      The Bank faces significant competition in California for new loans with commercial banks, savings and loan associations, credit unions, credit companies, Wall Street lending conduits, mortgage bankers, life insurance companies and pension funds. Some of the largest savings and loans and banks in the United States operate in California, and have extensive branch systems and advertising programs, which the Bank does not have. Large banks and savings and loans frequently also enjoy a lower cost of funds than the Bank and can therefore charge less than the Bank for loans. The Bank attempts to compensate for competitive pricing disadvantages that may exist by providing a higher level of personal service to borrowers and “hands on” involvement by senior officers to meet borrowers’ needs.

      The Bank competes for deposit funds with other Southern California-based financial companies, including banks, savings associations, credit unions and thrift and loans. These companies generally compete with one another based upon price, convenience and service. Though many of the Bank’s competitors offer customers a larger spectrum of products than the Bank, the Company, as part of its strategic plan, continues to enhance the line of products and services offered to retail customers. The Bank’s cross-sell ratio (deposit and loan products per household) was 2.77 at December 31, 2003, compared with 2.44 at December 31, 2002.

Supervision And Regulation

General

      Savings and loan holding companies and savings associations are extensively regulated under both federal and state laws. This regulation is intended primarily for the protection of depositors and the SAIF and not for the benefit of stockholders of the Company. The following information describes certain material aspects of that regulation applicable to the Company and the Bank, and does not purport to be complete. The discussion is qualified in its entirety by reference to all particular statutory or regulatory provisions.

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

      Activities Restriction Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender (“QTL”) test or meets the definition of domestic building and loan association pursuant to the Internal Revenue Code of 1986, as amended (the “Code”). The Company presently intends to continue to operate as a unitary thrift savings and loan holding company. Certain legislation terminated the “unitary thrift holding company exemption” for all companies that apply to acquire savings associations after May 4, 1999. Since the Company is grandfathered, its unitary thrift holding company powers and authorities were not affected. See “Financial Modernization Legislation.” However, if the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company. In that event, the activities of the Company and any of its subsidiaries that are not SAIF-insured savings associations could become subject to restrictions applicable to bank holding companies, unless each also qualifies as a QTL or domestic building and loan association and was acquired in a supervisory acquisition. Furthermore, if the Company was in the future to sell control of the Bank to any other company, such company would not succeed to the Company’s grandfathered status and would be subject to the same business activity restrictions. See “— Regulation of the Bank — Qualified Thrift Lender Test.”

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

      The Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. This new legislation addresses accounting oversight and corporate governance matters, including:

•	the creation of a five-member oversight board appointed by the Securities & Exchange Commission (“SEC”) that will set standards for accountants and have investigative and disciplinary powers;

•	the prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every 5 years;

•	increased penalties for financial crimes;

•	expanded disclosure of corporate operations and internal controls, including conflict of interest policies, and certification of financial statements;

•	enhanced controls on and reporting of insider trading; and

•	statutory separations between investment bankers and analysts.

      The new legislation and its implementing regulations will result in increased compliance costs, including certain outside professional costs.

      USA Patriot Act of 2001. The USA Patriot Act of 2001 (the “Patriot Act”), significantly expanded the anti-money laundering and financial transparency laws, including:

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

      Fair and Accurate Credit Transactions Act. In December, 2003, President Bush signed into law the Fair and Accurate Credit Transactions Act (“FACT Act”) which sets new obligations for financial firms to help deter identity theft and give consumers more control of their credit data. It also reauthorizes a federal ban on state laws that interfere with corporate credit granting and marketing practices. The FRB and the Federal Trade Commission (“FTC”) are required to draft regulations to implement the FACT Act. It is not possible at this time to determine the impact of such regulations that are to be drafted; however, the FRB and FTC recently announced that businesses will have until December 1, 2004 to comply with the new initiatives.

      Privacy. Federal banking rules limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to these rules, financial institutions must provide:

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

      On December 22, 2003, the SEC issued the advance notice of proposed rulemaking along with the federal banking agencies and other government agencies seeking comment on whether they should consider amending current regulations “to allow or require financial institutions to provide alternative types of privacy notices, such as a short privacy notice, that would be easier for consumers to understand.” The concept release lists more than 40 questions regarding which the agencies seek comment from the public, organized in the following categories: goals of a privacy notice, elements of a privacy notice, language of a privacy notice, format of a privacy notice, mandatory and permissible aspects of a privacy notice, costs and benefits of a short notice, and other categories.

      In recent years, a number of states have implemented their own versions of privacy laws. For example, in 2003, California adopted standards that are tougher than federal law, allowing bank customers the opportunity to bar financial companies from sharing information with their affiliates.

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

      Interagency Guidance on Response Programs to Protect Against Identity Theft. On August 12, 2003, the Federal bank and thrift regulatory agencies requested public comment on proposed guidance that would require financial institutions to develop programs to respond to incidents of unauthorized access to customer information, including procedures for notifying customers under certain circumstances. The proposed guidance:

•	interprets previously issued interagency customer information security guidelines that require financial institutions to implement information security programs designed to protect their customers’ information; and

•	describes the components of a response program and sets a standard for providing notice to customers affected by unauthorized access to or use of customer information that could result in substantial harm or inconvenience to those customers, thereby reducing the risk of losses due to fraud or identity theft.

      Dividends and Other Transfers of Funds. OTS regulations impose limitations upon all capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital.

      Generally, OTS regulations require a savings association to file an application if:

•	it is not eligible for expedited treatment of its other applications under OTS regulations;

•	the total amount of all of capital distributions, including the proposed capital distribution, for the applicable calendar year exceeds its net income for that year to date plus retained net income for the preceding 2 years;

•	it would not be at least adequately capitalized, under the prompt corrective action regulations of the OTS following the distribution; or

•	the association’s proposed capital distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the savings association and the OTS, or the FDIC, or violate a condition imposed on the savings association in an OTS-approved application or notice.

      Alternatively, a savings association must give the OTS notice of a capital distribution if the savings association is not required to file an application, but:

•	would not be well capitalized under the prompt corrective action regulations of the OTS following the distribution;

•	the proposed capital distribution would reduce the amount of or retire any part of the savings association’s common or preferred stock or retire any part of debt instruments like notes or debentures included in capital, other than regular payments required under a debt instrument approved by the OTS; or

•	the savings association is a subsidiary of a savings and loan holding company.

      If neither the savings association nor the proposed capital distribution meet any of the above listed criteria, the OTS does not require the savings association to submit an application or give notice when making the proposed capital distribution. The OTS may prohibit a proposed capital distribution that would otherwise be permitted if the OTS determines that the distribution would constitute an unsafe or unsound practice.

      Transactions with Affiliates. The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, any affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of any affiliates. Such restrictions prevent any affiliates from borrowing from us unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by us to or in any affiliate are limited, individually, to 10.0% of our capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20.0% of our capital and surplus. Some of the entities included in the definition of an affiliate are parent companies, sister banks, sponsored and advised companies, investment companies whereby the bank its affiliate serves as investment advisor, and financial subsidiaries of the Bank. Additional restrictions on transactions with affiliates may be imposed on us under the prompt corrective action provisions of federal law. See “— Prompt Corrective Action and Other Enforcement Mechanisms.”

      Loans-to-One Borrower Limitations. Savings associations generally are subject to the lending limits applicable to national banks. With certain limited exceptions, the maximum amount that a savings association or a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Additionally, savings associations may request OTS permission to make loans in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided:

•	the purchase price of each single-family dwelling in the development does not exceed $500,000;

•	the savings association is in compliance with its fully phased-in capital requirements;

•	the loans comply with applicable loan-to-value requirements; and

•	the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus.

      Notwithstanding the above limitations, a savings association may have total loans and extensions of credit, for any purpose, to one borrower outstanding at one time not to exceed $500,000.

      At December 31, 2003, the Bank’s loans-to-one-borrower limit was $36.0 million based upon the 15% of unimpaired capital and surplus measurement. At December 31, 2003, the Bank’s 2 largest lending relationships had outstanding balances of $20.9 million, which consisted of 10 loans secured by multi-family real estate, and $11.1 million, which consisted of 6 loans with $10.3 million and $0.8 million secured by income property development and multi-family real estate, respectively. These loans were performing in accordance with their terms.

      Qualified Thrift Lender Test. Savings associations must meet a QTL test, which test may be met either by maintaining a specified level of assets in qualified thrift investments as specified in HOLA or by meeting the definition of a “domestic building and loan association” in the Code. Qualified thrift investments are primarily residential mortgages and related investments, including certain mortgage-related securities. The required percentage of investments under HOLA is 65% of assets while the Code requires investments of 60% of assets. An association must be in compliance with the QTL test or the definition of domestic building and loan association on a monthly basis in 9 out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. As of December 31, 2003, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

      Capital Standards. The federal banking agencies have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk federal banking agencies, to 100% for assets with relatively high credit risk.

      The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risk. Under the capital guidelines, a banking organization’s total capital is divided into tiers. “Tier I capital” consists of 1) common equity, 2) qualifying noncumulative perpetual preferred stock, 3) a limited amount of qualifying cumulative perpetual preferred stock and 4) minority interests in the equity accounts of consolidated subsidiaries (including trust-preferred securities), less goodwill and certain other intangible assets. Not more than 25% of qualifying Tier I capital may consist of trust-preferred securities. “Tier II capital” consists of hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, preferred stock that does not qualify as Tier I capital, a limited amount of the allowance for loan and lease losses and a limited amount of unrealized holding gains on equity securities. “Tier III capital” consists of qualifying unsecured subordinated debt. The sum of Tier II and Tier III capital may not exceed the amount of Tier I capital.

      The guidelines require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the 5 categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

      Proposed accounting rules regarding special purpose entities (Fin 46) could disqualify trust-preferred securities from Tier 1 capital status. The Company’s trust-preferred securities are recorded on the Holding Company’s books and are therefore not included in the Bank’s Tier 1 capital.

      In addition, federal banking regulators may set capital requirements higher than the minimums described above for financial institutions whose circumstances warrant it. For example, a financial institution experiencing or anticipating significant growth may be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.

      Prompt Corrective Action and Other Enforcement Mechanisms. Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following 5 categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2003, the Bank exceeded the required ratios for classification as a “well capitalized” institution.

      An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized unless its capital ratio actually warrants such treatment.

      In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency. Finally, pursuant to an interagency agreement, the FDIC can examine any institution that has a substandard regulatory examination score or is considered undercapitalized — without the express permission of the institution’s primary regulator.

      Safety and Soundness Standards. The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset growth, (v) earnings, and (vi) compensation, fees and benefits. In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide 6 standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should: (i) conduct periodic asset quality reviews to identify problem assets, (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses, (iii) compare problem asset totals to capital, (iv) take appropriate corrective action to resolve problem assets, (v) consider the size and potential risks of material asset concentrations, and (vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk. These guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

      Premiums for Deposit Insurance. Through the BIF, the FDIC insures our customer deposits up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

      FDIC-insured depository institutions pay an assessment rate equal to the rate assessed on deposits insured by the Savings Association Insurance Fund (“SAIF”).

      The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. Due to continued growth in deposits and some recent bank failures, the BIF is nearing its minimum ratio of 1.25% of insured deposits as mandated by law. If the ratio drops below 1.25%, it is likely the FDIC will be required to assess premiums on all banks. Any increase in assessments or the assessment rate could have a material adverse effect on the company’s earnings, depending on the amount of the increase. Furthermore, the FDIC is authorized to raise insurance premiums under certain circumstances.

      The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for the Bank could have a material adverse effect on the company’s earnings.

      All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment rates effective for the fourth quarter 2004 were 1.54 cents for each $100 of assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.

      Interstate Banking and Branching. A federal savings association has the ability to establish branches outside its home state. Commercial banks can also branch across state lines, subject to any state law limitations or prohibitions. Competition may increase further as banks branch across state lines and enter new markets.

      Community Reinvestment Act and Fair Lending Developments. We are subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act (“CRA”) activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities. Furthermore, financial institutions are subject to annual reporting and public disclosure requirements for certain written agreements that are entered into between insured depository institutions or their affiliates and non-governmental entities or persons that are made pursuant to, or in connection with, the fulfillment of the CRA.

      A bank’s compliance with its CRA obligations is based on a performance-based evaluation system which bases CRA ratings on an institution’s lending service and investment performance. When a bank applies for approval to acquire another bank, the banking regulators will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. The Bank’s more recent CRA exam resulted in a rating of “outstanding.”

      On February 6, 2004, the federal banking agencies proposed amendments to the CRA regulations that would:

•	increase the definition of “small institution” from total assets of $250 million to $500 million, without regard to any holding company; and

•	take into account abusive lending practices by a bank or its affiliates in determining a bank’s CRA rating.

      Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. As an FHLB member, the Bank is required to own capital stock in an FHLB in an amount equal to the greater of:

•	1% of its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year; or

•	5% of its FHLB advances or borrowings.

      At December 31, 2003, the Bank was in compliance with this requirement.

      A new capital plan of the FHLB-SF was approved by the Federal Housing Finance Board and will be implemented on April 1, 2004. The new capital plan incorporates a single class of stock with a par value of $100 per share, and may be issued, exchanged, redeemed, and repurchased only at par value. Each member is required to own stock in amount equal to the greater of:

•	a membership stock requirement with an initial cap of $25 million (100% of “membership asset value” as defined), or

•	an activity based stock requirement (based on percentage of outstanding advances).

      The new capital stock is redeemable on 5 years’ written notice, subject to certain conditions.

      We do not believe that the initial implementation of the FHLB-SF new capital plan as approved will have a material impact upon our financial condition, cash flows, or results of operations. However, the Bank could be required to purchase as much as 50% additional capital stock or sell as much as 50% of its proposed capital stock requirement at the discretion of the FHLB-SF.

      Federal Reserve System. The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At December 31, 2003, we were in compliance with these requirements.

      The Company owns all of the outstanding stock of the Bank. The Company’s capital consists of common stockholders’ equity, which at December 31, 2003 amounted to $185.3 million, or 6.9% of the Company’s total assets.

      As of December 31, 2003, the Bank is categorized as “well capitalized” under the regulatory framework for Prompt Corrective Action (“PCA”) Rules. There are no conditions or events subsequent to December 31, 2003, that management believes have changed the Bank’s category. The following table compares the Bank’s actual capital ratios to those required by regulatory agencies to meet the minimum capital requirements required by the OTS and to be categorized as “well capitalized” under the PCA Rules for the periods indicated.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratios	Amount	Ratios	Amount	Ratios
(Dollars in thousands)
As of December 31, 2003:
Total capital to risk weighted assets	$230,052	12.42%	$148,202	8.00%	$185,252	10.00%
Core capital to adjusted tangible assets	206,767	7.81%	105,851	4.00%	132,314	5.00%
Tangible capital to adjusted tangible assets	206,767	7.81%	39,694	1.50%	n/a	n/a
Tier 1 capital to risk weighted assets	206,767	11.16%	n/a	n/a	111,151	6.00%
As of December 31, 2002:
Total capital to risk weighted assets	$206,175	11.68%	$141,263	8.00%	$176,579	10.00%
Core capital to adjusted tangible assets	183,942	7.46%	98,663	4.00%	123,329	5.00%
Tangible capital to adjusted tangible assets	183,942	7.46%	36,999	1.50%	n/a	n/a
Tier 1 capital to risk weighted assets	183,942	10.42%	n/a	n/a	105,947	6.00%

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

Employees

      The Company employed 386 full time equivalent employees at December 31, 2003. A union or collective bargaining group does not represent employees and the Company considers its employee relations to be satisfactory.

Statistical Financial Data

Loan Portfolio

Loans Receivable

      The Bank’s loan portfolio consists almost exclusively of loans secured by real estate, concentrated primarily in the coastal counties of Southern California. The Bank’s principal lending activities consist of single family residential, construction and income property lending. At December 31, 2003, approximately $2.1 billion, or 94.8% of the Bank’s total loan portfolio, was tied to adjustable rate indices, such as MTA, LIBOR, CMT, Prime and COFI. The Bank’s portfolio of adjustable rate loans includes approximately $435.8 million of loans with an initial fixed rate term of 3 to 5 years prior to transitioning to a semi-annual adjustable rate loan (“hybrid ARMs”). The net loan portfolio grew from $2.1 billion at December 31, 2002, to $2.2 billion at December 31, 2003.

      The table below sets forth the composition of the Bank’s loan portfolio as of the dates indicated.

	December 31,

	2003		2002		2001		2000		1999

	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
(Dollars in thousands)
Single family residential	$867,489	37.44%	$854,220	38.32%	$918,877	49.12%	$888,416	49.17%	$683,250	40.99%
Income property:
Multi-family(1)	764,421	32.99	690,137	30.96	255,183	13.64	253,039	14.00	222,616	13.36
Commercial(1)	315,951	13.64	391,538	17.57	248,092	13.26	200,372	11.09	232,938	13.98
Development(2)	160,585	6.93	134,969	6.06	227,190	12.14	203,894	11.28	148,092	8.88
Single family construction:
Single family residential(3)	153,080	6.61	114,637	5.14	159,224	8.51	199,478	11.04	298,753	17.92
Land(4)	44,356	1.91	32,612	1.46	50,984	2.72	46,520	2.57	59,095	3.55
Other	11,009	0.48	10,978	0.49	11,482	0.61	15,390	0.85	22,053	1.32

Gross loans receivable(5)	2,316,891	100.00%	2,229,091	100.00%	1,871,032	100.00%	1,807,109	100.00%	1,666,797	100.00%

Less:
Undisbursed funds	(142,841)		(90,596)		(137,484)		(171,789)		(196,249)
Deferred costs, net	13,602		11,069		6,337		2,197		(1,295)
Allowance for credit losses	(33,538)		(35,309)		(30,602)		(29,450)		(24,285)

Net loans receivable	$2,154,114		$2,114,255		$1,709,283		$1,608,067		$1,444,968

(1)	Predominantly term loans secured by improved properties, with respect to which the properties’ cash flows are sufficient to service the Bank’s loan.

(2)	Predominantly loans to finance the construction of income producing properties. Also includes loans to finance the renovation of existing properties.

(3)	Predominantly loans for the construction of individual and custom homes.

(4)	The Bank expects that a majority of these loans will be converted into construction loans, and the land secured loans repaid with the proceeds of these construction loans, within 12 months.

(5)	Gross loans receivable includes the principal balance of loans outstanding, plus outstanding but unfunded loan commitments, predominantly in connection with construction loans.

      The table below sets forth the Bank’s average loan size by loan portfolio composition.

	December 31, 2003		December 31, 2002

	No. of	Average	No. of	Average
	Loans	Loan Size	Loans	Loan Size
(Dollars in thousands)
Single family residential	1,359	$638	1,484	$576
Income property:
Multi-family	1,260	607	1,309	527
Commercial	324	975	394	994
Development:
Multi-family	41	3,418	26	3,294
Commercial	7	2,920	12	4,110
Single family construction:
Single family residential	86	1,780	74	1,549
Land	38	1,167	28	1,165
Other	5	1,456	3	1,967

Total loans, excluding overdrafts	3,120	741	3,330	668

Overdraft & overdraft protection outstanding	357	2	383	2

      The table below sets forth the Bank’s loan portfolio diversification by size.

	December 31, 2003		December 31, 2002

	No. of	Gross	No. of	Gross
	Loans	Commitment	Loans	Commitment
(Dollars in thousands)
Loans in excess of $10.0 million:
Income property:
Commercial	1	$11,669	1	$11,789
Development:
Commercial	—	—	2	21,836
Single Family Construction:
Single Family Construction	1	10,985

	2	22,654	3	33,625

Percentage of total gross loans		0.98%		1.51%
Loans between $5.0 and $10.0 million:
Single family residential	1	6,388	3	22,984
Income property:
Multi-family	8	49,805	3	18,865
Commercial	5	28,986	5	32,462
Development:
Multi-family	9	53,412	6	38,678
Commercial	1	7,365	4	23,445
Single family construction:
Single family residential	2	11,960	2	11,240
Land	1	6,500	—	—

	27	164,416	23	147,674

Percentage of total gross loans		7.10%		6.62%
Loans less than $5.0 million		2,129,821		2,047,792

Percentage of total gross loans		91.92%		91.87%
Gross loans receivable		$2,316,891		$2,229,091

      The table below sets forth the Bank’s net loan portfolio composition, as of the dates indicated.

	December 31, 2003		December 31, 2002

	Balance	Percent	Balance	Percent
(Dollars in thousands)
Single family residential	$864,510	39.76%	$851,268	39.81%
Income property:
Multi-family	764,078	35.15%	689,100	32.22%
Commercial	315,015	14.49%	387,354	18.11%
Development:
Multi-family	93,299	4.29%	57,037	2.67%
Commercial	12,755	0.59%	41,168	1.93%
Single family construction:
Single family residential	78,916	3.63%	75,218	3.52%
Land	43,490	2.00%	32,612	1.52%
Other	1,987	0.09%	4,738	0.22%

Total loan principal(1)	$2,174,050	100.00%	$2,138,495	100.00%

(1)	Excludes net deferred fees and costs.

Single Family Residential Loans

      The Bank offers first mortgage loans secured by single family (one-to-four unit) residential (“SFR”) properties located in the Bank’s principal lending area of the coastal counties of Southern California. The Bank originates single family residential loans principally through contact with, and submissions by, approved independent mortgage brokers. The Bank pays a fee, generally ranging from 0.5% to 1.0% of the loan amount, to these mortgage brokers in connection with such loan fundings. The Bank offers primarily adjustable rate mortgage loan products with interest rates that adjust monthly or semi-annually, after an initial introductory period of 1 month, 3 years, or 5 years. These loans generally provide for a prepayment penalty of 6 months interest for the first 1 to 3 years after origination. These adjustable rate products generally provide for floors and overall caps on the increase or decrease in interest rates at an adjustment date and over the term of the loan. A portion of the Bank’s adjustable rate mortgage loans have introductory terms below the fully indexed rates. In underwriting these loans, the Bank qualifies the borrowers based upon the fully indexed rate.

      At December 31, 2003, $864.5 million, or 39.8% of the total loan portfolio was secured by single-family residential properties (88.2% secured by owner-occupied properties), compared with $851.3 million, or 39.8% of the total net loan portfolio at December 31, 2002.

      New loans originated in 2003 had an average loan-to-value of 69%.

Income Property Multi-family and Commercial Loans

      The Bank originates loans secured by multi-family properties and commercial properties, such as office buildings, retail properties, industrial properties and various special purpose properties principally through contact with, and submissions by, approved independent mortgage brokers. The Bank pays a rebate, generally ranging from 0.25% to 1.0% of the loan amount, to these mortgage brokers in connection with such loan fundings. Additionally, in the ordinary course of business, the Bank purchases income property loans consistent with its current underwriting standards.

      The Bank offers primarily adjustable rate loan products and also offers a 3 to 5 year fixed rate loan product that is fixed for the initial period and adjusted semi-annually thereafter. These adjustable rate products generally provide for floors and overall caps on the increase or decrease in interest rates at an adjustment date and over the term of the loan. These loans generally provide for prepayment penalties associated with them for the first 3 years after origination, usually on a declining scale from 3% for the first year and decreasing by 1% for each subsequent year.

      New multi-family loans originated in 2003 had an average loan-to-value of 70%. Maturities on these loans are typically 15 years to 30 years with a 30 year amortization period. In addition, the weighted average debt coverage ratio on new multi-family loans originated in 2003 was 1.28.

      The Bank generally originates adjustable rate commercial loans. New commercial loans originated in 2003 had an average loan-to value of 65%. Maturities on commercial loans are typically 10 years with a 25 year amortization period; however, the Bank may make loans with maturities up to 15 years. The weighted average debt coverage ratio on new commercial loans originated in 2003 was 1.31.

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

Income Property — Construction and Bridge Loans

      During 2003, the Bank continued to emphasize its position as a provider of construction loans predominantly to apartment developers, and to a lesser extent to developers of other types of income property including office buildings, shopping centers and industrial buildings. New loans originated in 2003 had an average loan-to-value of 72%, as stabilized. These loans generally have terms of 18 to 24 months and include extension options, subject to the Bank’s approval. There are generally no prepayment penalties associated with these loans.

      During 2003, the Bank continued to emphasize its strategic niche as a provider of bridge loans to both apartment owners and income property investors. The Bank’s experienced Construction Lending Group closely manages this more complex niche, while providing a valuable source of funding to investors who want to renovate and/or upgrade their properties. New loans originated in 2003 had an average loan-to-value of 74%, as stabilized. These loans generally have terms of 18 to 24 months and include extension options, subject to the Bank’s approval. There are generally no prepayment penalties associated with these loans, however, a 0.5% to 1% exit fee may apply.

Single Family Construction

      The Bank provides financing for individual speculative home construction and small tracts primarily to local builders. To a lesser extent, the Bank provides owner-occupied construction loans for homeowners. These loans are generated through the Bank’s standing relationships with local builders/developers and approved independent mortgage brokers. These loans are adjustable, have maturities of 1 to 2 years and typically include extension options of up to 6 months, subject to the Bank’s evaluation and approval.

      The Bank’s loan commitments generally include provisions for a portion of the cost of the acquired land and all of the costs of construction (including financing costs). Generally, the Bank’s loan commitments cover approximately 80.0% of the total costs of construction (including the cost of land acquisition, the cost to construct the planned improvements and financing costs), with the borrower providing the remainder of the funds required at the date the Bank records its financing commitment. Loan proceeds are disbursed as construction progresses and satisfactory inspections are completed. The Bank’s inspectors generally visit projects on a semi-monthly basis to assess the progress of construction.

Land Loans

      Land loans are originated with the intent to convert the loan into a construction loan and are underwritten on an individual basis. New loans originated in 2003 had an average loan-to-value of 64%. In evaluating the feasibility of originating a land loan, the Bank considers the anticipated use of the land, such as the location and the market environment, as well as the repayment ability of the borrower and/or guarantor(s), as applicable. These loans generally have terms of 12 months and may include extension options, subject to the Bank’s approval.

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

Consumer and Other Lending

      During 2001, the Bank launched an overdraft protection program for its checking account customers. At December 31, 2003, and December 31, 2002, the outstanding overdraft protection lines totaled $0.5 million and $0.7 million, respectively.

New Business Generation

      The Bank extends credit pursuant to its lending policies; some of the areas covered by the lending policies include loan applications, borrower’s financial information, and underwriting standards. Appraisal of real property is either performed internally or delegated to an independent appraiser, in which case, the independent appraisal is reviewed by the Bank. Legal documents are prepared or reviewed by the Bank’s in-house legal staff or assigned to outside attorneys.

      The following table sets forth the approximate composition of the Bank’s gross new loan originations, net of internal refinances, for the periods indicated, in dollars and as a percentage of total loans originated.

	Year Ended December 31,

	2003		2002		2001

	Amount	%	Amount	%	Amount	%
(Dollars in thousands)
Single family residential(1)	$417,625	38.37%	$327,658	43.36%	$322,114	47.00%
Income property:
Multi-family(2)	322,285	29.62%	217,044	28.72%	82,779	12.08%
Commercial(3)	56,791	5.22%	42,265	5.59%	62,475	9.12%
Development(4)
Multi-family	119,621	10.99%	41,288	5.46%	43,962	6.41%
Commercial	15,747	1.45%	30,549	4.04%	46,732	6.82%
Single family construction:
Single family residential(5)	123,249	11.33%	77,450	10.25%	91,445	13.34%
Land(6)	32,913	3.02%	19,496	2.58%	35,849	5.23%
Other(7)	—	—	—	—	14	0.00%

Total	$1,088,231	100.00%	$755,750	100.00%	$685,370	100.00%

(1)	Includes unfunded commitments of $0.2 million, $0.2 million and $0.8 million at December 31, 2003, 2002 and 2001, respectively.

(2)	Includes unfunded commitments of $0.1 million, $0.7 million and $0.3 million at December 31, 2003 2002 and 2001, respectively.

(3)	There were no unfunded commitments at December 31, 2003. Includes unfunded commitments of $1.3 million and $1.5 million at December 31, 2002 and 2001, respectively.

(4)	Includes unfunded commitments of $48.2 million, $29.0 million and $38.4 million at December 31, 2003, 2002 and 2001, respectively.

(5)	Includes unfunded commitments of $66.2 million, $30.8 million and $44.9 million at December 31, 2003, 2002 and 2001, respectively.

(6)	Includes unfunded commitments of $0.9 million at December 31, 2003. There were no unfunded commitments at December 31, 2002. Includes unfunded commitments of $2.0 million at December 31, 2001.

(7)	There were no unfunded commitments at December 31, 2003. Includes unfunded commitments of $2.9 million at December 31, 2002. There were no unfunded commitments at December 31, 2001.

      The table below summarizes the maturities for fixed rate loans and the repricing intervals for adjustable rate loans as of December 31, 2003.

	Principal Balance

		Adjustable
	Fixed Rate	Rate	Total
(Dollars in thousands)
Interval
<3 months	$3,603	$1,152,896	$1,156,499
>3 to 6 months	8,065	524,274	532,339
>6 to 12 months	13,405	62,805	76,210
>1 to 2 years	9,844	62,701	72,545
>2 to 5 years	24,690	359,761	384,451
>5 to 10 years	28,816	12,468	41,284
>10 to 20 years	12,713	8,377	21,090
More than 20 years	32,473	—	32,473

Gross loans receivable	$133,609	$2,183,282	$2,316,891

      At December 31, 2003, the Bank’s loans-to-one-borrower limit was $36.0 million based upon the 15% of unimpaired capital and surplus measurement. At December 31, 2003, the Bank’s 2 largest lending relationships had outstanding commitments of $20.9 million, which consisted of 10 loans secured by multi-family real estate, and $21.7 million, which consisted of 6 loans with $20.9 million and $0.8 million secured by income property development and multi-family real estate, respectively. These loans were performing in accordance with their terms.

      Approximately 97.2% and 96.7% of the Bank’s loan portfolio were concentrated in Southern California at December 31, 2003 and 2002, respectively.

      The table below sets forth, by contractual maturity, the Bank’s loan portfolio at December 31, 2003. The table below reflects contractual loan maturities and does not consider amortization and prepayments of loan principal.

	Maturing in:

	Less than	One to	Five to	Over	Total Loans
	One Year	Five Years	Ten Years	Ten Years	Receivable
(Dollars in thousands)
Single family residential	$4,144	$11,213	$12,666	$839,466	$867,489
Income property:
Multi-family	12,421	39,816	109,097	603,088	764,422
Commercial	20,365	74,438	202,099	19,048	315,950
Development:
Multi-family	33,760	106,383	—	—	140,143
Commercial	14,438	6,004	—	—	20,442
Single family construction:
Single family residential	95,201	57,879	—	—	153,080
Land	33,227	9,748	1,258	124	44,357
Other	6,585	1,041	—	3,382	11,008

Gross loans receivable(1)	$220,141	$306,522	$325,120	$1,465,108	$2,316,891

Less:
Undisbursed funds					(142,841)
Deferred costs, net					13,602
Allowance for credit losses					(33,538)

Net loans receivable					$2,154,114

(1)	Gross loans receivable includes the principal balance of loans outstanding plus outstanding but unfunded loan commitments, predominantly in connection with construction loans.

Asset Quality

      The Bank has an asset review and classification system to establish specific and general allowances for credit losses and to classify assets and groups of assets. The Bank’s problem asset classifications are discussed below.

Nonaccrual Loans

      The Bank generally ceases to accrue interest on a loan when: 1) principal or interest has been contractually delinquent for a period of 90 days or more, unless the loan is both well secured and in the process of collection; or, 2) full collection of principal and/or interest is not reasonably assured. In addition, classified construction loans for which interest is being paid from interest reserve loan funds, rather than the borrower’s own funds may also be placed on nonaccrual status. A nonaccrual loan may be restored to accrual status when delinquent principal and interest payments are brought current, the loan is paying in accordance with its payment terms for a period, typically between 3 to 6 months, and future monthly principal and interest payments are expected to be collected.

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

      The Bank generally classifies as substandard 1) real estate owned (“REO”), 2) nonaccrual loans, and 3) other loans that have been adversely classified pursuant to OTS regulations and guidelines (“performing/ classified”). Performing loans are classified consistent with the Bank’s classification policies. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies,” for further discussion of loan classifications, contained herein.

      The table below sets forth information concerning the Bank’s risk elements as of the dates indicated. Classified assets include REO, nonaccrual loans and performing loans, which have been adversely classified pursuant to the Bank’s classification policies and OTS regulations and guidelines (“performing/classified” loans).

	December 31,

	2003	2002	2001	2000	1999
(Dollars in thousands)
Risk elements:
Nonaccrual loans(1)	$8,885	$7,675	$20,666	$31,601	$44,031
Real estate owned, net	—	—	1,312	2,859	5,587

	8,885	7,675	21,978	34,460	49,618
Performing loans classified substandard or lower (2)	5,553	16,002	37,341	40,642	25,646

Total classified assets	$14,438	$23,677	$59,319	$75,102	$75,264

Total classified loans	$14,438	$23,677	$58,007	$72,243	$69,677

Loans restructured and paying in accordance with modified terms(3)	$2,310	$2,468	$4,506	$14,933	$15,394

Loans before allowance for credit losses	$2,187,652	$2,149,564	$1,739,885	$1,637,517	$1,469,253

Loans receivable, net of specific allowance	$2,187,652	$2,149,376	$1,736,310	$1,631,721	$1,468,445

Delinquent loans
30 - 89 days	$1,724	$5,357	$2,742	$12,407	$9,063
90 + days	4,892	7,175	4,982	14,509	14,916

Total delinquent loans	$6,616	$12,532	$7,724	$26,916	$23,979

Allowance for credit losses:
General	$33,538	$35,121	$27,027	$23,654	$23,477
Specific (4)	—	188	3,575	5,796	808

Total allowance for credit losses	$33,538	$35,309	$30,602	$29,450	$24,285

Total allowance for credit losses to loans	1.53%	1.64%	1.76%	1.80%	1.65%

Total general allowance for credit losses to loans receivable, net of specific allowance	1.53%	1.63%	1.56%	1.45%	1.60%

Core capital	$206,767	$183,942	$154,981	$140,387	$127,160

Risk-based capital	$230,052	$206,175	$169,278	$151,914	$139,815

Ratio of classified assets to:
Loans receivable, net of specific allowance	0.66%	1.10%	3.42%	4.60%	5.13%

Bank core capital and general allowance for credit losses	6.01%	10.81%	32.59%	45.78%	49.96%

Core capital	6.98%	12.87%	38.28%	53.50%	59.19%

Risk-based capital	6.28%	11.48%	35.04%	49.44%	53.83%

(1)	The interest income recognized on loans that were on nonaccrual status at December 31, 2003, 2002, 2001, 2000 and 1999 was $0.2 million, $0.1 million, $0.2 million, $1.7 million and $2.3 million, respectively. If these loans had been performing for the entire year, the income recognized would have been $0.7 million, $0.4 million, $1.8 million, $3.3 million and $4.5 million for 2003, 2002, 2001, 2000 and 1999, respectively.

(2)	Excludes nonaccrual loans.

(3)	Troubled debt restructured loans (“TDRs”) not classified and not on nonaccrual.

(4)	In December 2000, a $5.2 million specific allowance was identified for 1 nonaccrual commercial loan, whose major tenant filed for Chapter 11 bankruptcy protection. The required allowance was reclassified from general allowance to specific allowance. A 51% controlling interest in this tenant was acquired by a strong investor during 2001. During the third quarter of 2001, the tenant ratified a renegotiated lease, which enabled the Bank to revise its internal valuation and consequently, reduce the specific allowance for this loan to $3.0 million. This loan was sold in March 2002.

      The Bank held no other real estate owned properties at December 31, 2003 and December 31, 2002. Net loan charge-offs were $0.9 million (0.04% of loans, net of specific allowance) and $3.4 million (0.16% of loans, net of specific allowance) for the years ended 2003 and 2002, respectively. Net loan charge-offs for the fourth quarter of 2003 and 2002 were $0.2 million and $0.6 million, respectively. The Bank did not require a specific valuation allowance at December 31, 2003, compared to $0.2 million at December 31, 2002.

      The table below sets forth information concerning the Bank’s gross classified loans, by category, as of December 31, 2003.

	No. of	Nonaccrual	No. of	Other	No. of
	Loans	Loans	Loans	Classified Loans	Loans	Total
(Dollars in thousands)
Single family residential(1)	12	$8,879	6	$4,682	18	$13,561
Income property:
Multi-family	—	—	1	448	1	448
Commercial	—	—	—	—	—	—
Development:
Multi-family	—	—	—	—	—	—
Commercial		—	—	—	—	—
Land	—	—	1	423	1	423
Other	2	6	—	—	2	6

Gross classified loans	14	$8,885	8	$5,553	22	$14,438

(1)	As of December 31, 2003, included 4 loans, with balances over $1.0 million, totaling $7.5 million, representing 84.6% of total nonaccrual loans. In January 2004, the Bank foreclosed on 1 of these SFR loans, resulting in an REO in the amount of $1.9 million and a charge-off of $0.1 million which was previously reserved as a specific allowance.

Allowance for Credit Losses

      Management evaluates the allowance for credit losses in accordance with accounting principles generally accepted in the United States of America (“GAAP”), within the guidance established by Statements of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” and SFAS No. 114, as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan,” Staff Accounting Bulletin (“SAB”) 102, “Selected Loan Loss Allowance Methodology and Documentation Issues,” as well as standards established by regulatory Interagency Policy Statements on the Allowance for Loan and Lease Losses (“ALLL”). The allowance for credit losses represents management’s estimate of losses inherent in the Bank’s loan portfolio as of the balance sheet date. Management evaluates the adequacy of the allowance on a quarterly basis by reviewing its loan portfolio to estimate these inherent losses and to assess the overall probability of collection of the loans in the portfolio. Included in this quarterly review is the monitoring of delinquencies, default and historical loss experience, among other factors impacting portfolio risk. The Bank’s methodology for assessing the appropriate allowance level consists of several components, which include the allocated general valuation allowance (“GVA”), specific valuation allowances (“SVA”) for identified loans and the unallocated allowance. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies — Allowance for Credit Losses” contained herein.

      The Bank maintains an allowance for credit losses, GVA, which is not tied to individual loans or properties. GVAs are maintained for each of the Bank’s principal loan portfolio components and supplemented by periodic additions through provisions for credit losses. In measuring the adequacy of the Bank’s GVA, management considers 1) the Bank’s historical loss experience for each loan portfolio component and in total, 2) the historical migration of loans within each portfolio component and in total, 3) observable trends in the performance of each loan portfolio component, and 4) additional analyses to validate the reasonableness of the Bank’s GVA balance, such as the FFIEC Interagency “Examiner Benchmark” and review of peer information. The GVA includes an unallocated amount, based upon management’s evaluation of various conditions, such as general economic and business conditions affecting our key lending areas, the effects of which may not be directly measured in the determination of the GVA formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio components. Management currently intends to maintain an unallocated allowance, in the range of between 3% and 5% of the total GVA, for the inherent risk associated with imprecision in estimating the allowance, and an additional amount of up to approximately 5% of the total GVA to account for the economic uncertainty in Southern California until economic or other conditions warrant a reassessment of the level of the unallocated GVA. However, if economic conditions were to deteriorate beyond the weaknesses currently identified by management, it is possible that the GVA would be deemed insufficient for the inherent losses in the loan portfolio and further provision might be required. This could negatively impact earnings for the relevant period. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies — Allowance for Credit Losses,” included herein.

      The table below summarizes the Bank’s allowance for credit losses by category for the periods indicated.

	December 31,
(Dollars in thousands)
	2003	2002	2001	2000	1999

Dollars:
Single family residential	$12,082	$10,822	$9,878	$8,075	$7,095
Income property:
Multi-family	9,176	8,517	2,009	906	646
Commercial	4,903	7,272	4,531	4,236	6,907
Development	2,287	2,948	8,420	7,877	2,067
Single family construction:
Single family residential	1,175	1,317	2,679	5,075	4,801
Land	1,037	1,211	1,818	1,914	1,470
Other	66	199	144	260	311
Unallocated(1)	2,812	3,023	1,123	1,107	988

Total	$33,538	$35,309	$30,602	$29,450	$24,285

Percentage of year end allowance:
Single family residential	36.03%	30.65%	32.28%	27.42%	29.22%
Income property:
Multi-family	27.36	24.12	6.57	3.08	2.66
Commercial	14.62	20.60	14.80	14.38	28.44
Development	6.82	8.35	27.52	26.75	8.51
Single family construction:
Single family residential	3.50	3.73	8.75	17.23	19.77
Land	3.09	3.43	5.94	6.50	6.05
Other	0.20	0.56	0.47	0.88	1.28
Unallocated	8.38	8.56	3.67	3.76	4.07

Total	100.00%	100.00%	100.00%	100.00%	100.00%

Percentage of reserves to total net loans by category(2):
Single family residential	1.40%	1.27%	1.08%	0.91%	1.05%
Income property:
Multi-family	1.20	1.24	0.79	0.36	0.29
Commercial	1.56	1.88	1.93	2.26	3.26
Development	2.16	3.00	4.92	6.05	2.08
Single family construction:
Single family residential	1.49	1.75	2.57	3.98	2.42
Land	2.39	3.71	3.73	4.21	2.93
Other	3.33	4.20	2.18	3.06	2.24
Total	1.55%	1.65%	1.77%	1.80%	1.65%

(1)	During 2003 $1.4 million in reserves for unfunded commitments were reclassified to other liabilities.

(2)	Percent of allowance for credit losses to net loan portfolio, excluding deferred costs, net. The change in the percentage of allowance to total loans by category is a result of different levels of classified assets within each category.

      The table below summarizes the activity of the Bank’s allowance for credit loses for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)
	2003	2002	2001	2000	1999

Average loans outstanding	$2,128,322	$1,833,856	$1,696,785	$1,547,206	$1,411,697

Total allowance for credit losses at beginning of period	$35,309	$30,602	$29,450	$24,285	$17,111
Acquisition of FFIL Reserve	—	7,189	—	—	—
Provision for credit losses	500	870	3,400	6,000	12,000
Reserve for loan commitments	(1,393)
Charge-offs:
Single family residential	(6)	(476)	(2,289)	(354)	(1,910)
Income property:
Multi-family	—	—	(26)	—	(186)
Commercial	(575)	(665)	—	(573)	(512)
Development	(129)	(2,246)	—	—	—
Single family construction:
Single family residential	—	—	(43)	(147)	—
Land	(136)	—	—	—	(1,140)
Other	(88)	—	—	(10)	(1,124)
Recoveries:
Single family residential	6	—	—	—	—
Income property:
Multi-family	—	—	—	—	—
Commercial	5	—	—	—	—
Single family construction:
Single family residential	—	—	—	—	—
Land	—	—	—	—	—
Other	45	35	110	249	46

Net charge-offs	(878)	(3,352)	(2,248)	(835)	(4,826)

Total allowance for credit losses at end of period	$33,538	$35,309	$30,602	$29,450	$24,285

Ratio of net charge-offs to average loans outstanding during the period	0.04%	0.18%	0.13%	0.05%	0.34%
Ratio of allowance to average loans outstanding	1.58%	1.93%	1.80%	1.90%	1.72%
Ratio of net charge-offs to specific allowance at beginning of period	467.02%	93.76%	38.79%	103.34%	93.09%

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

      The table below summarizes the composition of the Bank’s portfolio of real estate owned properties as of the dates indicated.

	Year Ended
	December 31,

	2003	2002	2001
(Dollars in thousands)
Single family residential	$—	$—	$1,312
Allowance for losses	—	—	—

Real estate owned, net	$—	$—	$1,312

      The table below summarizes the changes in valuation of the REO portfolio for the periods indicated.

	Year Ended December 31,

	2003	2002	2001	2000	1999
(Dollars in thousands)
Total allowance for losses at beginning of period	$—	$—	$—	$29	$45
Provision for losses	—	—	—	—	80
Charge-offs	—	—	—	(29)	(96)

Total allowance for losses at end of period	$—	$—	$—	$—	$29

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

		Gross	Gross
	Net Balance	Unrealized	Unrealized
	At Cost	Gains	Losses	Fair Value
(Dollars in thousands)
As of December 31, 2003
Investment securities available-for-sale:
Mortgage-backed securities	$305,491	$1,169	$2,354	$304,306
Collateralized mortgage obligations (CMO)	77,384	389	792	76,981

Total	$382,875	$1,558	$3,146	$381,287

As of December 31, 2002
Investment securities available-for-sale:
Mortgage-backed securities	$145,294	$1,541	$—	146,835
Collateralized mortgage obligations (CMO)	119,663	1,154	56	120,761

Total	$264,957	$2,695	$56	$267,596

      The following table reflects the Company’s gross unrealized losses and fair value of available-for-sale investment securities, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003.

	Less Than 12 Months		12 Months or More		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$196,475	$2,354	$—	$—	$196,475	$2,354
Collateralized mortgage obligations (CMO)	39,729	792	—	—	39,729	792

Total	$236,204	$3,146	$—	$—	$236,204	$3,146

      The unrealized positions on our mortgage-backed securities and collateralized mortgage obligations are purely a function of the volatility with interest rates in 2003, as they have no credit risk in that they are all rated AAA by Standard and Poors, redeem at maturity or when called at par and have the implicit guarantee of the United States Treasury.

      The contractual maturities of MBS and CMO investment securities available-for-sale, excluding periodic principal payments and reductions due to estimated prepayments, at December 31, 2003 were as follows.

	Available-for-Sale

			Weighted
	Net Balance		Average
	At Cost	Fair Value	Yield (1)
(Dollars in thousands)
Investment securities
Investment securities available-for-sale:
After 5 years through 10 years	$107,533	$107,687	3.73%
Over 10 years	275,342	273,600	3.78%

Total investment securities	$382,875	$381,287	3.77%

(1)	Weighted average yield at December 31, 2003 is based on a projected yield using prepayment assumptions in calculating the amortized cost of the securities.

      At December 31, 2003, the weighted average effective duration and weighted average life of the Bank’s investment securities portfolio were approximately 2.33 and 3.55 years, respectively. The portfolio had a weighted average coupon of 4.42%. The weighted average book price of the portfolio was 101.79% (net premium of $6.7 million). At December 31, 2003, the Bank did not hold securities of any non-governmental agency issuer where the aggregate book value of such securities exceed 10% of stockholders’ equity.

      Proceeds from the sales of available-for-sale investment securities during 2003 and 2002 were $124.0 million and $39.4 million, respectively. The Bank recognized a net gain of $101.7 thousand on the sale of various investment securities ($419.3 thousand in realized gains and $317.6 thousand in realized losses) for 2003, compared with a net gain of $135.5 thousand ($13 thousand in realized losses) for 2002. The Company held no investment securities during 2001.

      Fifty-one securities with net balances at cost and fair value of $277.6 million and $275.9 million, respectively, at December 31, 2003 were pledged to secure FHLB advances of $274.3 million. At December 31, 2002, 2 securities with net balances at cost and fair value of $4.9 million were pledged to secure a FHLB advance of $5.0 million.

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

Other Assets

      On March 31, 2003, the Bank invested $25.0 million in Bank Owned Life Insurance (“BOLI”) policies, which were included in other assets. Increases in the cash surrender value of these policies are recorded as other noninterest revenue. At December 31, 2003, the investment in BOLI was $26.4 million.

Sources of Funds

      The Bank’s principal sources of funds have been deposits obtained on a retail basis through its branch offices and advances from the FHLB. In addition, funds have been obtained from maturities, repayments and sales of loans and investment securities, as well as from the sale of other assets, including REO.

Deposits

      At December 31, 2003, the Bank operated 15 full service retail-banking locations with 3 primary product lines; 1) checking and savings accounts, 2) money market accounts, and 3) certificates of deposit. Of the Bank’s 15 retail branches, 7 are located in the South Bay region. The Bank also has 3 branches in Orange County, 2 branches in San Diego County, 1 branch in Los Angeles, and 2 branches in the San Fernando Valley, 1 of which is in Ventura County. At December 31, 2003, the Bank’s retail branches by region each carried an average deposit balance of $228.0 million, $103.8 million, $62.9 million and $54.0 million in the San Fernando Valley, South Bay, San Diego and Orange regions, respectively, which is substantially higher than most local banks. The Bank does not operate a money desk or otherwise solicit Brokered Deposits.

      The Bank has several types of deposit accounts principally designed to attract short term deposits. The table below summarizes the 12 month average on deposits and the weighted average interest costs incurred thereon during the periods indicated. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest Income.”

	Year Ended December 31,

	2003			2002			2001

		Weighted			Weighted			Weighted
	Average	Average	Percent	Average	Average	Percent	Average	Average	Percent
	Amount	Cost	of Total	Amount	Cost	of Total	Amount	Cost	of Total
(Dollars in thousands)
Noninterest checking	$45,312	—	2.59%	$37,258	—	2.78%	$32,956	—	2.69%
Checking/ NOW	82,120	1.04%	4.73%	66,993	1.89%	5.01%	49,014	2.48%	4.00%
Passbook	72,226	1.39%	4.16%	51,065	1.77%	3.82%	35,345	2.52%	2.89%
Money market	472,660	2.04%	27.20%	378,728	2.66%	28.32%	215,243	3.94%	17.58%
Certificates of deposit(1)	1,065,671	2.26%	61.32%	803,391	3.05%	60.07%	892,016	5.54%	72.84%

Total	$1,737,989	2.10%	100.00%	$1,337,435	2.83%	100.00%	$1,224,574	5.04%	100.00%

(1)	Includes $185.0 million of state deposits placed by the State of California with the Bank. See “Notes to Consolidated Financial Statements — Note 8 — Deposits” for certificates of deposit with balances >$100,000.

FHLB Advances

      A primary alternate funding source for the Bank is a credit line through the FHLB, with a maximum advance of up to 45% of the total Bank assets, subject to sufficient qualifying collateral. The FHLB system functions as a source of credit to savings institutions that are members of the FHLB. Advances are secured by the Bank’s mortgage loans, the capital stock of the FHLB owned by the Bank, and certain investment securities owned by the Bank. Subject to the FHLB’s advance policies and requirements, these advances can be requested for any business purpose in which the Bank is authorized to engage. In granting advances, the FHLB considers a member’s creditworthiness and other relevant factors. As of December 31, 2003, the net funds available to the Company, pursuant to the FHLB borrowing arrangement, totaled $254.9 million ($1.16 billion, less the advances outstanding of $697.7 million and the outstanding letters of credit used as collateral for state deposits of $203.5 million). At December 31, 2003, the Bank’s outstanding advances of $697.7 million had a weighted averaged interest rate of 2.75% and a weighted average remaining maturity of 2 years and 7 months.

Senior Notes

      During 2002, the Company repurchased the balance of its 12.5% Senior Notes, the majority of which were redeemed on December 31, 2002 at the call premium of 106.25%. The Company used proceeds of a $15.0 million private issuance of trust preferred securities, described herein, and excess cash at the holding company to repurchase these notes. The repurchases resulted in $2.1 million of expenses associated with the early retirement of the senior notes in 2002.

Capital Securities

      In 2001 and 2002, the Company organized 4 statutory business trusts and wholly owned subsidiaries of the Company (the “Capital Trusts”), which issued an aggregate of $51.0 million of fixed and floating rate Capital Securities. The Capital Securities, which were issued in separate private placement transactions, represent undivided preferred beneficial interests in the assets of the respective Trusts. The Company is the owner of all the beneficial interests represented by the Common Securities of the Capital Trusts (collectively, the “Common Securities” and together with the Capital Securities the “Trust Securities”). The Capital Trusts exist for the sole purpose of issuing the Trust Securities and investing the proceeds thereof in fixed rate and floating rate, junior subordinated deferrable interest debentures issued by the Company and engaging in certain other limited activities. Interest on the Capital Securities is payable semi-annually.

      The provisions of FIN 46R are required to be adopted by the Company prior to the first reporting period that ends after March 15, 2004. The adoption of FIN 46 did not have, and the adoption of FIN 46R is not expected to have, a significant impact on the financial position, results of operations, or cash flows of the Company.

      The table below sets forth information concerning the Company’s Capital Securities as of December 31, 2003.

(Dollars in thousands)
		Date of	Maturity				Current
Ownership	Subsidiary	Issuance	Date	Amount	Rate Cap	Rate	Rate	Call Date (1)

100%	HFC Capital Trust I	3/28/01	6/8/31	$9,000	N/A	Fixed	10.18%	10 Years
100%	HFC Capital Trust II	11/28/01	12/8/31	5,000	11.00%	LIBOR + 3.75%	4.98%	5 Years
100%	HFC Capital Trust III	4/10/02	4/22/32	22,000	11.00%	LIBOR + 3.70%	4.92%	5 Years
100%	HFC Capital Trust IV	11/1/02	11/15/32	15,000	12.00%	LIBOR + 3.35%	4.62%	5 Years

				$51,000

(1)	Exercise of the call option on any of the capital securities is at par.

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

      As a result of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminates amortization of goodwill, the Company is required to evaluate goodwill annually, or more frequently if impairment indicators arise. There were no changes in the carrying amount of goodwill during 2003. The Company’s intangible assets, other than goodwill, are amortized over their estimated useful lives.

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

      The following table summarizes the Company’s intangible assets as of December 31, 2003.

		Accumulated Amortization
	Gross Carrying	for the Year Ended
	Amount (1)	December 31, 2003
(In thousands)
Intangible Assets:
Core deposit intangible — checking	$876	$268
Core deposit intangible — savings	648	280

Total intangible assets	$1,524	$548

(1)	Reflects original amount at the time of acquisition.

      As of December 31, 2003, the Company’s only intangible assets that are currently being amortized are core deposit intangibles, with $412 thousand in amortization expense charged to operating expense for the twelve months ended December 31, 2003.

      The following table summarizes estimated future amortization expense on core deposit intangibles.

Future
Amortization
For the Years Ended December 31,	Expense

(In thousands)
2004	$355
2005	216
2006	156
2007	72
2008 and thereafter	177

Item 2.	Properties

      As of December 31, 2003, the Company had 16 leased and 2 wholly owned properties. The leased properties included its corporate headquarters, Tustin Loan Center, 13 branch offices (2 of which were ground leases for sites on which the Company has built branch offices), and 1 warehouse. All of the properties owned or leased by the Company are in Southern California.

      The following table summarizes the Company’s owned and leased properties at December 31, 2003. The table below reflects the principal terms and net book values of leasehold improvements for leased properties, and the net book values of the owned properties (i.e. building and land). None of the leases contain any unusual terms and are all “net” or “triple net” leases.

	Expiration	Renewal	Monthly
	of Term	Options	Rental	Square Feet	Net Book Value

Leased:
El Segundo Corporate	11/30/05	One 5-year	$106,647	61,190	$258,449
Torrance Branch	08/31/05	N/A	9,124	4,300	93,430
Westlake Branch	06/30/10	Two 5-year	16,033	7,700	45,887
Manhattan Beach Branch	10/30/10	Four 5-year	4,590	4,590	32,441
Warehouse	06/30/04	N/A	4,200	10,000	31,864
Tarzana Branch	01/31/05	Four 5-year	3,729	3,352	79,351
Redondo Beach Branch	04/30/04	Two 5-year	4,252	1,403	21,981
Hermosa Beach Branch	01/15/06	One 5-year	2,722	588	31,170
Gardena Branch	12/31/06	Two 5-year	3,375	1,500	59,624
Tustin Loan Center	06/14/04	N/A	21,628	14,814	171,105
Irvine (North Park) Branch	10/31/12	N/A	7,317	2,483	164,555
Irvine (Oak Creek) Branch	04/30/13	N/A	8,484	2,424	191,015
Orange Branch	10/30/05	One 2.5-year One 5-year	4,349	1,536	—
Del Mar Branch	10/31/07	One 5-year	5,983	1,770	89,963
San Diego Branch	10/31/05	One 2-year	3,407	1,446	—
Baldwin Hills	10/31/06	One 5-year	7,064	5,100	47,635

Total			$212,904	124,196	1,318,470

Owned:
Hawthorne Branch				10,000	$82,988
Westchester Branch				8,800	246,219
Manhattan Beach Branch (building only)(1)				4,590	32,441
Tarzana Branch (building only)(1)				3,352	79,351

Total				26,742	440,999

(1)	Ground lease only; building and improvements are owned by the Company but revert to the landlord upon termination of the lease.

      The Bank utilizes a client-server computer system with use of various third-party vendors’ software for retail deposit operations, loan servicing, accounting and loan origination functions. The net book value of the Bank’s electronic data processing equipment, including personal computers and software, was $1.1 million at December 31, 2003.

      At December 31, 2003, the net book values of the Company’s office property, and furniture, fixtures and equipment, excluding data processing equipment, were $4.2 million. See “Notes to Consolidated Financial Statements — Note 6 — Office Property and Equipment.” The Company believes that all of the above facilities are in good condition and are adequate for the Company’s present operations.

Item 3.	Legal Proceedings

Litigation

      From time to time, the Company is party to claims and legal proceedings arising in the ordinary course of business. Management evaluates the Company’s and/or the Bank’s exposure to the cases individually and in the aggregate and provides for potential losses on such litigation, if the amount of the loss is estimable and the loss is probable. Management believes that there are no pending litigation matters at the current time that are material. However, litigation is inherently uncertain and no assurance can be given that any current or future litigation will not result in any loss that might be material to the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of stockholders during the fourth quarter of 2003.

Item 4A.	Executive Officers

      The following table sets forth, as of February 27, 2004, the names and ages of all executive officers of the Company, indicating their positions and principal occupation.

Name	Age	Position with the Company and Prior Experience

Simone Lagomarsino	42	President and Chief Executive Officer of Hawthorne Financial Corporation and Hawthorne Savings, F.S.B., since December 1999. Executive Vice President and Chief Financial Officer of Hawthorne Financial and Hawthorne Savings, F.S.B., from February 1999 through December 1999. Executive Vice President and Chief Financial Officer of First Plus Bank from March 1998 to February 1999. Senior Vice President, Finance of Imperial Financial Group from March 1997 to March 1998. Senior Vice President and Chief Financial Officer of Ventura County National Bank from March 1995 to March 1997 (Ventura County National Bank was sold to City National Bank in January 1997). Financial advisor Prudential Securities September 1993 to March 1995.
David Rosenthal	60	Executive Vice President and Chief Financial Officer of Hawthorne Savings, F.S.B., since September 2002. Chief Financial Officer of Casden Properties Inc., from 1999 to July 2002. Senior Vice President of IMC Mortgage from 1998 to 1999. President and Chief Operating Officer of First National Mortgage Exchange, Inc., from 1995 to 1998. Chief Executive Officer of Rosenthal Consulting Group from 1989 to 1995. Executive Vice President and Chief Financial Officer of Columbia Savings & Loan from 1983 through 1989. Audit Partner with Deloitte (formerly Touche Ross & Co.) from 1977 through 1983.
Charles B. Stoneburg	60	Executive Vice President and Chief Administrative Officer of Hawthorne Savings, F.S.B., since August 1993. President of Semper Enterprises Inc., from August 1981 to July 1993. Executive Vice President of FiServ Corporation from September 1972 to August 1981.

Name	Age	Position with the Company and Prior Experience

Eileen Lyon	46	Senior Vice President, General Counsel, and Corporate Secretary of Hawthorne Financial Corporation and Hawthorne Savings, F.S.B., since February 2000. Partner with Manatt, Phelps & Phillips, LLP, from 1993 to February 2000.
JoLene M. Wryn	49	Senior Vice President, Director of Human Resources since September 2003. Prior to joining Hawthorne, Ms. Wryn was Vice President, Human Resources Director of Long Beach Acceptance Corp. from December 2002 to September 2003. Human Resources Director of MetLife Investors Group, a subsidiary of MetLife from July 2000 to June 2002. Vice President of Human Resources of Rockwell Federal Credit Union from July 1999 to July 2000. Senior Vice President and Director of Human Resources of Downey Financial Corporation from December 1991 through May 1998. Prior to that, Ms. Wryn was Vice President and Compensation Manager with Great American Bank from 1990 to 1991 and Senior Compensation Analyst and Administration Officer from 1989 to 1990. She served as a Compensation Analyst with San Diego Gas & Electric from 1988 to 1989.

PART II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters

Market Prices of Common Stock

      The common stock of the Company (“Common Stock”) is traded on the Nasdaq National Market under the symbol “HTHR.” Mellon Investor Services LLC is the Company’s transfer agent and registrar, and is able to respond to inquiries from shareholders on their website: www.melloninvestor.com or through their mailing address: P.O. Box 3315, South Hacksensack, New Jersey, 07606. The following table sets forth the high and low sales prices, adjusted for the 3-for-2 stock split, of the Common Stock as reported by Nasdaq for the periods indicated below.

	High	Low

Year ended December 31, 2003
First quarter	$20.44	$19.13
Second quarter	23.11	19.32
Third quarter	26.80	22.79
Fourth quarter	29.47	25.90
Year ended December 31, 2002
First quarter	$19.50	$12.67
Second quarter	21.67	19.17
Third quarter	22.15	16.47
Fourth quarter	19.71	17.13

Stockholders

      As of February 27, 2004, there were approximately 414 holders of record.

Recent Sales of Unregistered Securities

      In 2001 and 2002, our special purpose business trusts issued an aggregate of $51.0 million of trust preferred securities in a series of unrelated private placement offerings. In connection with these transactions, we issued certain junior subordinated debentures and guarantees. Certain information regarding these unregistered offerings is set forth below:

				Securities Exemption
Special Purpose Entity	Date of Issuance	Amount	Placement Agent	Relied On

HFC Capital Trust I	3/28/01	$9,000,000	Sandler O’Neill & Partners, L.P.	Rule 144A, Section 4(2)
HFC Capital Trust II	11/28/01	5,000,000	Sandler O’Neill & Partners, L.P.	Rule 144A, Section 4(2)
HFC Capital Trust III	4/10/02	22,000,000	Sandler O’Neill & Partners, L.P.	Rule 144A, Section 4(2)
HFC Capital Trust IV	11/1/02	15,000,000	Credit Suisse First Boston	Rule 144A, Section 4(2)

      During 2002 and 2003, the Company granted 621,350 options to purchase shares of the Company’s common stock, with exercise prices ranging from $13.24 to $26.70 to our directors, officers and employees, in reliance upon an exemption under the Securities Act pursuant to Rule 701.

Dividends

      It is the present policy of the Company to retain earnings to provide funds for use in its business; however, this policy is evaluated on an on-going basis. The Company has not paid cash dividends on the Common Stock since 1993.

      As a holding company whose only significant asset is the common stock of the Bank, the Company’s ability to pay dividends on its common stock and to conduct business activities directly or in non-banking subsidiaries depends significantly on the receipt of dividends or other distributions from the Bank. Federal banking laws and regulations, including the regulations of the OTS, limit the Bank’s ability to pay dividends to the Company. The Bank generally may not declare dividends or make any other capital distribution to the Company if, after the payment of such dividends or other distribution, the Bank would fall within any of the 3 undercapitalized categories under the prompt corrective action standards established by the OTS and the other federal banking agencies. Another regulation of the OTS also limits the Company’s ability to pay dividends and make other capital distributions in a manner that depends upon the extent to which it meets regulatory capital requirements. In addition, HOLA generally requires a savings association subsidiary of a savings and loan holding company to give the OTS at least 30 days advance notice of any proposed dividends to be made on its guarantee, permanent or other non-withdrawable stock or else the dividend will be invalid. See “Item 1. Business — Regulation of the Bank — Capital Distribution Limitations.” Further, the OTS may prohibit any dividend or other capital distribution that it determines would constitute an unsafe or unsound practice. In addition to the regulation of dividends and other capital distributions, there are various statutory and regulatory limitations on the extent to which the Bank can finance or otherwise transfer funds to the Company or any of its non-banking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases. The director of the OTS may further restrict these transactions in the interest of safety and soundness.

      The Company is prohibited, under the terms of the Agreement and Plan of Merger dated as of January 27, 2004 with Commercial Capital, from paying any cash dividends. The Company’s ability to pay dividends is also limited by certain covenants contained in the indentures governing trust preferred securities that were issued, and the debentures underlying the trust preferred securities. The indentures provide that if an Event of Default (as defined in the indentures) has occurred and is continuing, or if the Company is in default with respect to any obligations under the guarantee agreement, which covers payments of the obligations on the trust preferred securities, or if the Company gives notice of any intention to defer payments of interest on the debentures underlying the trust preferred securities, then the Company may not, among other restrictions, declare or pay any dividends (other than a dividend payable by the Bank to the Company) with respect to the Company’s common stock. See “Note 1 of the Notes to Consolidated Financial Statements” contained in “Item 8. Financial Statements and Supplementary Data.”

Item 6.	Selected Financial Data

      The selected financial data presented below is derived from the audited consolidated financial statements of the Company and should be read in conjunction with the Consolidated Financial Statements presented elsewhere herein.

	At or for the Year Ended December 31,
(Dollars in thousands, except per share data)
	2003	2002	2001	2000	1999

Consolidated statements of income:
Interest revenue	$140,479	$137,194	$147,686	$148,988	$132,747
Interest cost	(59,859)	(64,087)	(85,670)	(88,682)	(73,626)

Net interest income	80,620	73,107	62,016	60,306	59,121
Provision for credit losses	(500)	(870)	(3,400)	(6,000)	(12,000)

Net interest income after provision for credit losses	80,120	72,237	58,616	54,306	47,121
Noninterest revenue	8,656	6,387	5,630	8,094	7,820
(Loss)/income from real estate owned, net	(51)	71	205	(924)	324
Noninterest expense	(42,354)	(40,612)	(35,348)	(36,524)	(37,035)

Income before income taxes	46,371	38,083	29,103	24,952	18,230
Income tax provision	(17,863)	(15,384)	(12,270)	(10,668)	(8,030)

Net income	$28,508	$22,699	$16,833	$14,284	$10,200

Per share amounts:
Basic earnings per share	$2.47	$2.37	$2.12	$1.79	$1.29

Diluted earnings per share	$2.28	$1.92	$1.48	$1.29	$0.89

Tangible book value per share(1)	$13.75	$12.52	$14.98	$13.42	$11.55
Balance sheet data at period end:
Total assets	$2,674,003	$2,494,970	$1,856,197	$1,753,395	$1,581,153
Cash and cash equivalents	17,829	21,849	98,583	99,919	86,722
Investment securities	381,287	267,596	—	—	—
Loans receivable, net	2,154,114	2,114,255	1,709,283	1,608,067	1,444,968
Real estate owned, net	—	—	1,312	2,859	5,587
Deposits	1,722,564	1,662,810	1,199,645	1,214,856	1,086,635
Senior notes	—	—	25,778	39,358	40,000
Capital securities	51,000	51,000	14,000	—	—
FHLB advances	697,155	600,190	484,000	384,000	349,000
Stockholders’ equity	185,274	163,066	120,449	104,161	92,304
Allowance for credit losses	33,538	35,309	30,602	29,450	24,285
Asset quality at period end:
Nonaccrual loans	$8,885	$7,675	$20,666	$31,601	$44,031
Real estate owned, net	—	—	1,312	2,859	5,587

	$8,885	$7,675	$21,978	$34,460	$49,618

Net charge-offs	$878	$3,352	$2,248	$835	$4,826

	At or for the Year Ended December 31,
(Dollars in thousands, except per share data)
	2003	2002	2001	2000	1999

Yields and costs (for the period):
Interest-earnings assets	5.59%	6.69%	8.20%	8.94%	8.68%
Interest-bearing liabilities	2.56%	3.41%	5.21%	5.81%	5.21%
Interest rate spread(2)	3.03%	3.28%	2.99%	3.13%	3.47%
Net interest margin(3)	3.21%	3.57%	3.45%	3.62%	3.87%
Performance ratios(4):
Return on average assets	1.11%	1.09%	0.93%	0.85%	0.66%
Return on average common stockholders’ equity	16.62%	16.90%	15.13%	14.58%	11.66%
Average stockholders’ equity to average assets	6.67%	6.48%	6.17%	5.85%	5.68%
Efficiency ratio(5)	47.33%	50.68%	52.09%	50.19%	48.35%
Bank capital ratios at period end:
Tangible	7.81%	7.46%	8.36%	8.01%	8.05%
Core	7.81%	7.46%	8.36%	8.01%	8.05%
Tier 1	11.16%	10.42%	11.63%	11.30%	11.37%
Risk-based	12.42%	11.68%	12.70%	12.23%	12.50%
Asset quality data at period end:
Total nonaccrual loans to total assets	0.33%	0.31%	1.11%	1.80%	2.78%
Nonaccrual loans to total loans	0.41%	0.36%	1.19%	1.93%	3.00%
Allowance for credit losses to loans	1.53%	1.64%	1.76%	1.80%	1.65%
Allowance for credit losses to nonaccrual loans	377.47%	460.05%	148.08%	93.19%	55.15%
Net charge-offs to average loans	0.04%	0.18%	0.13%	0.05%	0.34%

(1)	Excludes goodwill and intangible assets.

(2)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	Net interest income divided by average interest-earning assets.

(4)	With the exception of period end ratios, all ratios are based on average balances for the period.

(5)	Represents general and administrative expense (excluding other/legal settlements) divided by net interest income before provision for credit losses and noninterest revenue.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      The Company’s only operating segment is the Bank, which is headquartered in El Segundo, California. The Bank currently operates fifteen full service retail branches in the coastal counties of Southern California, from Westlake Village at the western edge of Los Angeles County to Mission Bay in San Diego County. The Bank specializes in originating real estate secured loans, predominantly in the coastal counties of Southern California, including: 1) permanent loans collateralized by single family residential property, 2) permanent loans secured by multi-family residential and commercial real estate, and 3) loans for the construction of multi-family residential, commercial and individual single family residential properties and the acquisition and development of land for the construction of such projects. In the ordinary course of business, the Bank purchases loans consistent with its current underwriting standards. See “Item 1 — Business — Statistical Financial Data — Loan Portfolio.” The Company funds its loans predominantly with retail deposits generated through its fifteen full service retail offices and FHLB advances.

Critical Accounting Policies

      The Company’s accounting policies are integral to understanding the results reported. Additional accounting policies are described in detail in “Note 1 — Summary of Significant Accounting Policies,” to the Consolidated Financial Statements, included herein. The Company’s most complex and critical accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of the Company’s current accounting policies involving significant management valuation judgments.

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

      The Bank maintains an allowance for credit losses, GVA, which is not tied to individual loans or properties. GVAs are maintained for each of the Bank’s principal loan portfolio components and supplemented by periodic additions through provisions for credit losses. In measuring the adequacy of the Bank’s GVA, management considers 1) the Bank’s historical loss experience for each loan portfolio component and in total, 2) the historical migration of loans within each portfolio component and in total, 3) observable trends in the performance of each loan portfolio component, and 4) additional analyses to validate the reasonableness of the Bank’s GVA balance, such as the FFIEC Interagency “Examiner Benchmark” and review of peer information.

      In determining the allocated GVA, management separates loans into pools by loan type and risk factor (i.e. loan grade). The grading system is designed to evaluate risk. Loan grading provides management with information regarding actual or potential loan problems and provides a basis for establishing action plans to strengthen credits. Management segments its portfolio into pools with similar characteristics, based on loan type (collateral driven) and risk factor (loan grade). The primary factors used in assigning risk factors (loan grades) include: capacity and willingness of borrower/guarantor to service debt, current financial data; cash flow of the underlying real estate collateral; the borrower’s ability to service existing debts; alternate sources of repayment; trade and bank payment history; effects of current and anticipated market and economic conditions; impact of interest rate fluctuations; collateral value and the borrower’s ability to refinance collateral based on current value; property tax status; payment status; status of insurance and taxes; and, existence of other liens.

      Currently, the portfolio is segmented by collateral type, further stratified by loan grade (Pass grades 1, 2 and 3, Special Mention and Substandard). A brief description of these classifications follows:

•	The 3 pass loan grades represent a level of credit quality, which ranges from high quality assets, with no well defined deficiency or weakness, to some noted weakness with average risk and nominal loss potential.

•	Special mention assets have potential weaknesses that require close monitoring by management, but do not currently possess characteristics that would expose the Bank to a sufficient degree of risk to warrant an adverse classification.

•	Substandard assets, grade 5, have a well-defined weakness, which are characterized by a potential loss to the Bank if the deficiencies are not corrected. Occasionally a loan in this category might require an SVA. Each loan is evaluated on a case-by-case basis.

•	Substandard assets, grade 6, are assets that display weaknesses described above under grade 5, with the added characteristic that the weaknesses make full collection of the debt questionable. These loans may be placed on nonaccrual status. Some of these assets may be considered impaired under SFAS No. 114 and an analysis is performed to determine if there is a need for a SVA.

      Management establishes SVAs for credit losses on individual loans when it has determined that recovery of the Bank’s gross investment is not probable and when the amount of loss can be reasonably determined. SFAS No. 114 defines loan impairment as the existence of uncertainty concerning collection of all principal and interest per the contractual terms of the loan. Nonaccrual loans and loans which are considered troubled debt restructures (“TDR”) are typically impaired and analyzed individually for SVAs. For collateral dependent loans, impairment is typically measured by comparing the loan amount to the fair value of collateral (determined via appraisals and/or internal valuations), less costs to sell, with a SVA established for the shortfall amount. Other methods can be used to estimate impairment (market price or present value of expected future cash flows, discounted at the loan’s original interest rate). As of December 31, 2003, there were no loans requiring an SVA.

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

      Management believes that the provision for credit losses of $0.5 million was appropriate during 2003, and that the allowance for credit losses of $33.5 million at December 31, 2003, is adequate to absorb the losses that, in the opinion and judgment of management, are known and inherent in the Bank’s loan portfolio.

Nonaccrual Loans

      The Bank generally ceases to accrue interest on a loan when: 1) principal or interest has been contractually delinquent for a period of 90 days or more, unless the loan is both well secured and in the process of collection; or, 2) full collection of principal and/or interest is not reasonably assured. In addition, classified construction loans for which interest is being paid from interest reserve loan funds, rather than the borrower’s own funds, may also be placed on nonaccrual status. A nonaccrual loan may be restored to accrual status when delinquent principal and interest payments are brought current, the loan is paying in accordance with its payment terms for a period, typically between 3 to 6 months, and future monthly principal and interest payments are expected to be collected.

Real Estate Owned

      Properties acquired through foreclosure, or deed in lieu of foreclosure REO, are transferred to REO and carried at the lower of cost or estimated fair value less the estimated costs to sell the property (“fair value”). The fair value of the property is based upon a current appraisal. The difference between the fair value of the real estate collateral and the loan balance at the time of transfer is recorded as a loan charge-off if fair value is lower. The determination of a property’s estimated fair value incorporates 1) revenue projected to be realized from disposal of the property, 2) construction and renovation costs, 3) marketing and transaction costs and 4) holding costs (e.g., property taxes, insurance and homeowners’ association dues). Any subsequent declines in the fair value of the REO property after the date of transfer are recorded through a write-down of the asset. In accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” if the Bank originates a loan to facilitate the sale of the REO property, revenue recognition upon disposition of the property is dependent upon the sale having met certain criteria relating to the buyer’s initial investment in the property sold. Gains and losses from sales of REO properties are reflected in “Income from real estate owned, net” in the consolidated statements of income.

Investment Securities

      The Bank is permitted to invest in a variety of investment securities, including U.S. Government and agency backed securities, mortgage-backed securities and investment grade securities. The investment policy of the Bank is that the investment portfolio provide and maintain liquidity, produce favorable returns on investments without incurring unnecessary interest rate or credit risk, while complementing the Bank’s lending activities. Management monitors the Bank’s investment activities to ensure that they are consistent with the Bank’s established guidelines and objectives. Purchase premiums and discounts are recognized in interest income using the interest method over the estimated lives of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

      The Company and the Bank are prohibited, under the terms of the Agreement and Plan of Merger dated as of January 27, 2004 with Commercial Capital, from acquiring investment securities with maturities greater than 1 year, without prior approval of Commercial Capital.

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

      Under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” investment securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. Securities not classified as held-to-maturity or trading, with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value. Currently, all investment securities of the Bank are classified as available-for-sale, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, as part of stockholders’ equity. The Company is obligated to assess, at each reporting date, whether there is “other than temporary” impairment to its investment securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary, are reflected in earnings as realized losses. As of December 31, 2003, the Company had no impaired investment securities, and there were no individual investment securities in an unrealized loss position for more than 1 year.

Intangible Assets

      As a result of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminates amortization of goodwill, the Company is required to evaluate goodwill annually, or more frequently if impairment indicators arise. There were no changes in the carrying amount of goodwill during 2003. See “Notes to Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies” and “Notes to Consolidated Financial Statements — Note 7 — Business Combinations, Goodwill and Acquired Intangible Assets.”

Income Taxes

      Management estimates the tax provision based on the amount it expects to owe various tax authorities. Taxes are discussed in more detail in “Notes to Consolidated Financial Statements — Note 1 — Summary of Accounting Policies” and “Notes to Consolidated Financial Statements — Note 10 — Income Taxes,” of the Consolidated Financial Statements.

Recent Accounting Pronouncements

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” that, among various topics, eliminated the requirement that all forms of gains or losses on debt extinguishments be reported as extraordinary items. The provision of SFAS No. 145 related to the extinguishment of debt will be effective for fiscal years beginning after May 15, 2002. The Company adopted this statement as of January 1, 2003. Adoption of this statement did not have a significant impact on the financial position, results of operations, or cash flows of the Company, but it did have an impact on the presentation of the results of operations.

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

      In November 2002, the FASB issued Interpretation (FIN) No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Other”, an interpretation of SFAS Nos. 5, 57 and 107, and rescission of FIN No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of such interpretation did not have a material impact on the results of operations, financial position or cash flows.

      In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic companies. The adoption of SFAS No. 150 did not have a significant impact on the financial statements of the Company.

      In December 2003, the FASB issued Statement of Financial Accounting Standard No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS 132R”), that replaces existing FASB disclosure requirements for pensions and other postretirement benefit plans. SFAS 132R requires companies to provide more complete details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. In addition to expanded annual disclosures, the standard improves information available to investors in interim financial statements. SFAS 132R is effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003. The adoption of SFAS 132R did not have a material impact on the Company’s financial statements. See “Note 11 — Stockholders’ Equity — Employee Benefit Plans.”

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin (“ARB”) No. 51. In December 2003, the FASB revised FIN 46 and codified certain FASB Staff Positions previously issued for FIN 46 (“FIN 46R”). The objective of FIN 46 as originally issued, and as revised by FIN 46R, was to improve financial reporting by companies involved with variable interest entities. Prior to the effectiveness of FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changed that standard by requiring a variable interest entity to be consolidated by a company if that company was subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after December 15, 2003. The provisions of FIN 46R for the Company are required to be adopted prior to the first reporting period that ends after March 15, 2004. The adoption of FIN 46 did not have, and the adoption of FIN 46R is not expected to have, a significant impact on the financial position, results of operations, or cash flows of the Company.

      In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between the contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004. Although the Company anticipates that the implementation of SOP 03-3 will require significant loan system and operational changes to track credit related losses on loans purchased starting in 2005, it is not expected to have a significant effect on the Consolidated Financial Statements.

Results of Operations

2003 Compared with 2002

Performance Summary

      Net income for 2003 and 2002, included the financial impact of the Company’s acquisition of First Fidelity on August 23, 2002, which is discussed in “Notes to Consolidated Financial Statements — Note 7 — Business Combinations, Goodwill and Intangible Assets” included herein.

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

	Years Ended December 31,

	2003 and 2002				2002 and 2001

			Change				Change

(In thousands,	2003	2002	$	%	2002	2001	$	%
except per share data)
Net interest income	$80,620	$73,107	$7,513	10.3%	$73,107	$62,016	$11,091	17.9%
Provision for credit losses	(500)	(870)	370	42.5	(870)	(3,400)	2,530	74.4
Noninterest revenue	8,656	6,387	2,269	35.5	6,387	5,630	757	13.4
Real estate owned, net	(51)	71	(122)	(171.8)	71	205	(134)	(65.4)
Noninterest expense	(42,354)	(40,612)	(1,742)	(4.3)	(40,612)	(35,348)	(5,264)	(14.9)

Income before income taxes	46,371	38,083	8,288	21.8	38,083	29,103	8,980	30.9
Income tax provision	(17,863)	(15,384)	(2,479)	(16.1)	(15,384)	(12,270)	(3,114)	(25.4)

Net income	$28,508	$22,699	$5,809	25.6%	$22,699	$16,833	$5,866	34.8%

Diluted earnings per share	$2.28	$1.92	$0.36	18.8%	$1.92	$1.48	$0.44	29.7%
Net interest margin	3.21%	3.57%		(10.1)%	3.57%	3.45%		3.5%
Return on average assets	1.11%	1.09%		1.8%	1.09%	0.93%		17.2%
Return on average equity	16.62%	16.90%		(1.7)%	16.90%	15.13%		11.7%
Efficiency ratio(1)	47.33%	50.68%		(6.6)%	50.68%	52.09%		(2.7)%
G&A to average assets(2)	1.64%	1.94%		(15.5)%	1.94%	1.95%		(0.5)%

(1)	Represents total general and administrative expense (excluding other/legal settlements) divided by net interest income before provision for credit losses and noninterest revenue.

(2)	Represents total general and administrative expense (excluding other/legal settlements) divided by average assets.

      The Company’s positive results were achieved in an environment characterized by: unprecedented low and unpredictable interest rate movements, significant volumes of prepayments of loans, aggressive competition for loan originations and a high demand for fixed rate loan products. This environment poses challenges relative to growing assets that provide acceptable yields. The following describes the changes in the major components of income before income taxes during 2003:

•	Net interest income in 2003 was impacted by: 1) inclusion of the net assets from the acquisition of First Fidelity in August 2002, 2) continued strong loan origination volume of $1.1 billion, an increase of 44.0% over 2002 originations of $755.8 million, 3) a continued low interest rate environment, 4) the majority of ARM loans ($1.4 billion) reaching their contractual floors, 5) income from the investment securities portfolio and 6) the reduction of interest expense resulting from the redemption of the higher coupon senior notes in 2002, offset by the increase in loan prepayments during 2003.

•	Year-over-year provision for credit losses decreased by $0.4 million, reflecting management’s evaluation of the allowance for credit losses and the risk inherent in the Company’s portfolio. Asset quality measurements remain at historically strong levels. At December 31, 2003, nonaccrual loans totaled $8.9 million, or 0.33% of total Bank assets, compared to $7.7 million, or 0.31% of total Bank assets, a year earlier. Classified assets decreased $9.2 million, or 39.0%, to $14.4 million at December 31, 2003, compared to $23.7 million at December 31, 2002. At December 31, 2003, the ratio of total allowance for credit losses to loans receivable, net of SVA, was 1.53%, compared with 1.64% at December 31, 2002.

•	During 2003, noninterest revenue increased over the same period in 2002, primarily due to an 18.9% increase in prepayment fees ($3.8 million) because of the high level of refinancings. Fee income on deposits increased by 32.0% over 2002, resulting from the growth in core transaction deposits and new fee generating initiatives such as the courtesy overdraft line. Also contributing to the year-over-year increase was $0.6 million in income earned on $25.0 million in Bank Owned Life Insurance included in other assets since April 2003.

•	Year-over-year total general and administrative expense (“G&A”) increased by $1.7 million primarily due to additional expenses as a result of the acquisition of First Fidelity. At the same time, the ratio of G&A (excluding other/ legal settlements) to average assets improved to 1.64% for 2003, compared with 1.94% for 2002.

•	During 2003, 326,041 shares were repurchased at an average price of $21.85 under the Company’s stock repurchase program.

Southern California Economic Factors

      The Company’s primary business activities are conducted in the coastal counties of Southern California including, Los Angeles, Orange, San Diego and Ventura counties. While Southern California has experienced adverse economic times, similar to the rest of the country, it continues to lead the recovery for the state. Southern California continues to experience a very strong real estate market, with significant increases in property values. Additionally, the imbalance in the supply of housing, compared to the current demand for housing is a positive factor for both multi-family and single-family lending operations. Demand is anticipated to remain strong for the foreseeable future. With interest rates at historically low levels coupled with the significant amount of refinancings over the past few years, borrowers have been able to lower their monthly payments. This coupled with the strong demand for housing has resulted in a significant reduction in problem assets, foreclosures and delinquent loans.

      A significant decline in real estate values or a rapid rise in interest rates or if the recovery from the recession reverses, all or any combination of these events could have a material adverse impact on the operations of the Company. Furthermore, the effects, if any, that the current state deficit will have on the economy remains uncertain. A slow down in refinancings may cause, competitors to become more aggressive in the rates offered to borrowers, a lowering of credit standards, or a movement into new product lines or new geographic locations.

      An economic slow down in Southern California, or any of the negative events discussed may result in the following adverse consequences: demand for products and services could decrease; problem assets, delinquencies and foreclosures may increase; interest margins could be compressed; loan origination volumes might dramatically decline. These adverse consequences would reduce the net income of the Company.

Impact of Agreement and Plan of Merger

      The Company is restricted, under the terms of the Agreement and Plan of Merger dated as of January 27, 2004 with Commercial Capital, from entering into certain transactions or activities without the prior consent of the acquirer. This consent should not be unreasonably withheld. Included in the restrictions are forbearance from issuing or reacquiring stock, originating loans above an agreed upon amount, employee compensation, security purchases and borrowings with maturities greater than one year. For a complete understanding of the forbearances, please see Article IV in the Agreement and Plan of Merger filed on an 8K with the SEC dated January 28, 2004 and incorporated herein by reference. Should events occur that management determines warrants certain actions on the part of the Company, no assurance can be given that the acquirer would consent to the Company’s requests and accordingly, the net interest margin, the results of operations, and the financial condition may be adversely impacted.

Net Interest Income

      The following table reflects average balance sheet data, related interest revenue and interest cost, and effective weighted average yield and cost for each of the years presented.

	Twelve Months Ended December 31,

	2003			2002			2001

	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable(1)(2)	$2,128,322	$127,424	5.99%	$1,833,856	$130,628	7.12%	$1,696,785	$143,249	8.44%
Investment securities	345,003	11,510	3.34	77,988	3,155	4.05	—	—	—
Investment in capital stock of Federal Home Loan Bank	34,069	1,495	4.39	28,281	1,593	5.63	21,754	1,206	5.54
Cash, fed funds and other	4,008	50	1.25	109,178	1,818	1.67	81,446	3,231	3.97

Total interest-earning assets	2,511,402	140,479	5.59	2,049,303	137,194	6.69	1,799,985	147,686	8.20

Noninterest-earning assets	61,007			23,888			2,845

Total assets	$2,572,409			$2,073,191			$1,802,830

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits(3)	$1,692,677	$35,552	2.10%	$1,300,177	$36,755	2.83%	$1,191,618	$60,022	5.04%
FHLB advances	579,960	21,286	3.62	511,614	21,931	4.23	407,836	20,956	5.07
Senior notes	—	—	—	24,819	3,120	12.50	31,714	3,970	12.52
Capital securities	51,000	3,021	5.92	32,540	2,281	7.01	7,345	722	9.83

Total interest-bearing liabilities	2,323,637	59,859	2.56	1,869,150	64,087	3.41	1,638,513	85,670	5.21

Noninterest-bearing checking	45,312			37,258			32,956
Noninterest-bearing liabilities	31,976			32,477			20,098
Stockholders’ equity	171,484			134,306			111,263

Total liabilities and stockholders’ equity	$2,572,409			$2,073,191			$1,802,830

Net interest income		$80,620			$73,107			$62,016

Interest rate spread			3.03%			3.28%			2.99%

Net interest margin			3.21%			3.57%			3.45%

(1)	Includes the interest on nonaccrual loans only to the extent that it was paid and recognized as interest income.

(2)	Includes expense incurred on net deferred loan costs of $2.8 million and $0.5 million for the year ended December 31, 2003 and December 31, 2002, respectively. Includes income earned on net deferred loan fees of $2.4 million for the year ended December 31, 2001.

(3)	See page 28 for deposit information by type.

      The operations of the Company are substantially dependent on its net interest income, which is the difference between the interest income earned from its interest-earning assets and the interest expense incurred on its interest-bearing liabilities. The Company’s net interest margin is its net interest income divided by its average interest-earning assets for the periods shown. Net interest income and net interest margin are affected by several factors, including 1) the level of, and the relationship between, the dollar amount of interest-earning assets and interest-bearing liabilities, 2) the relationship between the repricing or maturity of the Company’s adjustable rate and fixed rate loans and the repricing or maturity of the Company’s liabilities which include deposits, FHLB advances and capital securities, 3) the speed at which loans and investment securities prepay, 4) the impact of internal interest rate floors, 5) the magnitude of the Company’s assets that do not earn interest, including nonaccrual loans and REO or the increases in cash surrender value earned on BOLI investments, and 6) the acquisition of First Fidelity on August 23, 2002.

      Overall the increase in net interest income of $7.5 million, or 10.3%, during 2003, compared with 2002, was primarily attributable to an increase of $8.4 million earned on investment securities and $4.2 million in lower cost of funds, primarily resulting from a $2.4 million reduction in interest expense in 2003, due to the repurchase of senior notes and the issuance of $15.0 million in lower costing trust preferred securities. These contributions to net interest income were offset by decreases of $3.2 million earned on loans and $1.8 million on lower yielding cash and fed funds. The decrease in interest on loans was primarily due to the Company’s yield on earning assets reducing faster than the Company’s cost of funds. This is a result of the significant prepayments of higher yielding loans and due to the fact that 66.1% of the Company’s funding sources have rates that are contractually fixed.

      The Bank is a variable rate lender, however, the current repricing behavior approximates a liability sensitive balance sheet, as the majority of its adjustable-rate loans have reached their contractual floors. As of December 31, 2003, 94.8% of the loans in the Bank’s loan portfolio were adjustable rate, of which approximately 65.6%, or $1.4 billion, have reached their internal interest rate floors and thus have taken on fixed rate characteristics. The variable rate loans are priced at a margin over various market sensitive indices, including MTA (32.6% of the portfolio), LIBOR (37.8% of the portfolio), CMT (11.2% of the portfolio), Prime (7.6% of the portfolio) and COFI (5.4% of the portfolio).

      The Company initiated treasury activities in June 2002 to manage and redirect liquidity into an investment securities portfolio. As of December 31, 2003, the Company had an investment portfolio of $382.9 million in book value and earned $11.5 million, with a weighted average yield of 3.34%, during 2003. As of December 31, 2003 the weighted average effective duration was 2.33. The Company classifies these investments as available-for-sale investment securities and has reflected $1.0 million in net unrealized losses, net of deferred taxes, associated with the changes in the market prices, in accumulated other comprehensive income as part of its stockholders’ equity at December 31, 2003.

      At December 31, 2003, 60.0% of the Bank’s interest-bearing deposits were comprised of certificates of deposit accounts (“CDs”), excluding discounts attributable to valuations from the 2002 acquisition, with a remaining weighted average term to maturity of 7.0 months, compared with 63.2% with a remaining weighted average term to maturity of 7.7 months at December 31, 2002. Generally, the Bank’s offering rates for CDs move directionally with the general level of short-term interest rates, though the rates may vary due to competitive pressures and other factors.

      As of December 31, 2003, 100% of the Bank’s borrowings from the FHLB were fixed rate, with remaining terms ranging from 1 day to 8 years, compared with 81.0% with remaining terms to maturity ranging from 1 day to 8 years at December 31, 2002 (though certain advances are subject to early call provisions). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies — Interest Rate Risk Management,” for further discussion of market risk.

      The following table sets forth the dollar amount of changes in interest revenue and interest cost attributable to changes in the balances of interest-earning assets and interest-bearing liabilities, and changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to 1) changes in volume (i.e., changes in volume multiplied by old rate), 2) changes in rate (i.e., changes in rate multiplied by old volume) and 3) changes attributable to both rate and volume.

	Years Ended December 31, 2003 and 2002				Years Ended December 31, 2002 and 2001
	Increase (Decrease) Due to Change In				Increase (Decrease) Due to Change In

			Volume and	Net			Volume and	Net
	Volume	Rate	Rate(1)	Change	Volume	Rate	Rate(1)	Change
(Dollars in thousands)
Interest-earning assets:
Loans receivable(2)	$20,975	$(20,834)	$(3,345)	$(3,204)	$11,572	$(22,384)	$(1,809)	$(12,621)
Investment securities	10,802	(553)	(1,894)	8,355	—	—	3,155	3,155
Investment in capital stock of Federal Home Loan Bank	326	(352)	(72)	(98)	362	19	6	387
Cash, fed funds and other	(1,751)	(456)	439	(1,768)	1,100	(1,875)	(638)	(1,413)

Total interest-earning assets	30,352	(22,195)	(4,872)	3,285	13,034	(24,240)	714	(10,492)

Interest-bearing liabilities:
Deposits	11,096	(9,447)	(2,852)	(1,203)	5,468	(26,336)	(2,399)	(23,267)
FHLB advances	2,929	(3,153)	(421)	(645)	5,333	(3,474)	(884)	975
Senior notes	(3,120)	—	—	(3,120)	(863)	17	(4)	(850)
Capital securities	1,294	(354)	(200)	740	2,476	(207)	(710)	1,559

Total interest-bearing liabilities	12,199	(12,954)	(3,473)	(4,228)	12,414	(30,000)	(3,997)	(21,583)

Change in net interest income	$18,153	$(9,241)	$(1,399)	$7,513	$620	$5,760	$4,711	$11,091

(1)	Calculated by multiplying change in rate by change in volume.

(2)	Includes the interest on nonaccrual loans only to the extent that it was paid and recognized as interest income.

Total Interest Revenue

      Overall the interest revenue growth of $3.3 million, or 2.4%, during 2003, compared with 2002, was primarily attributable to an increase of $8.4 million earned on investment securities, offset by decreases of $3.2 million earned on loans and $1.8 million earned on lower yielding cash and fed funds.

      Contributing to the $3.2 million decrease in interest revenue was a 113 basis point decrease in the yield on average loans receivable, partially offset by a $294.5 million increase in average loans outstanding principally due to a $332.5 million increase in loan originations, primarily resulting from the 2002 acquisition. Both net interest income and net interest margin continued to be adversely impacted as borrowers refinanced loans. During 2003, $808.9 million in loans prepaid with a weighted average interest rate of 6.90%, while new loan originations had a weighted average yield of 5.25% during the same period. The prepayment of loans also resulted in an increase of $0.7 million in net premium associated with the loans acquired from First Fidelity. As a result, the yield on loans receivable was 5.99% during the twelve months ended December 31, 2003, compared to 7.12% during 2002.

      The increase in average investment securities of $267.0 million was primarily due to deployment of excess liquidity, and a shift in earning assets from lower yielding cash and fed funds to higher yielding investment securities. This had a positive impact on net interest income but, as expected, contributed to net interest margin compression. The percentage of average investment securities to average total interest-earning assets increased to 13.7% during the year ended December 31, 2003 from 3.8% during 2002.

Total Interest Cost

      Overall, interest cost during 2003 decreased $4.2 million, and the average cost of funds decreased by 85 basis points, compared to 2002. This reduction in the cost of funds was due to the combination of the continued downward pressure on interest rates, increasing FHLB overnight advances and the redemption of the higher coupon senior notes in 2002.

      Average interest-bearing deposits increased $392.5 million principally due to the 2002 acquisition, which were partially mitigated by a 73 basis point decrease in the weighted average cost. The reduction in the cost of deposits was the result of the combination of the continued downward pressure on interest rates, maturing CDs with higher than current market rates, and the planned shift in the deposit mix to a higher ratio of transaction accounts to deposits. The average balance of CDs increased $262.3 million, to $1.1 billion with an average cost of funds of 2.26% during 2003, compared with $803.4 million and a 3.05% average cost of funds during 2002. Additionally, during the fourth quarter of 2003, the Company rolled over $291.0 million of maturing CDs at a 68 basis point reduction in the weighted average cost. The average balance of money market accounts reflected an increase of $93.9 million, to $472.7 million with an average cost of funds of 2.04% during the year ended December 31, 2003, compared with $378.7 million and a 2.66% average cost of funds during 2002.

      The overall decrease in interest cost was primarily attributable to a $3.1 million decrease in interest as a result of a reduction in long-term borrowings, due to the early payoff of the Company’s balance of its 12.5% Senior Notes ($25.8 million), the majority of which were redeemed on December 31, 2002 at the call premium of 106.25%. The growth in average capital securities was due to the Company’s issuance of $22.0 million (current rate of 4.92%) and $15.0 million (current rate of 4.62%) in capital securities in April and November of 2002, respectively. This increase in the average balance of capital securities outstanding, was offset by a 109 basis point decrease in the weighted average cost; 82.4% of these capital securities have adjustable rates priced at a margin over LIBOR. See Note 8 — “Capital Securities” included herein.

      The average balance of FHLB advances reflected an increase of $68.3 million, which was mitigated by a 61 basis point decrease in the average cost of these borrowings. During the fourth quarter of 2003, the Company successfully completed the exchange of $130 million in FHLB putable advances, extending the maturity of the notes to 60 months, at a weighted average fixed rate of 4.03%, and are callable by the FHLB after 2-3 years. This exchange resulted in a 117 basis point reduction in the cost of funds for the notes, and will reduce interest expense by $1.5 million in 2004 compared to 2003. Management believes the extension will also reduce the adverse impact of rising interest rates.

      The combination of the putable advance exchange and anticipated net portfolio growth in 2004 of 15% — 20% will contribute to increasing net interest income.

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

      Provision for credit losses were $0.5 million and $0.9 million for 2003 and 2002, respectively. The decrease in the provision for credit losses in 2003 was primarily due to the continued overall improvement in asset quality. Although nonaccrual loans increased by $1.2 million at December 31, 2003, classified assets decreased by 39.0% to $14.4 million, or 0.54% of total Bank assets, compared to $23.7 million, or 0.95% of total Bank assets, a year earlier. During the fourth quarter, nonaccrual loans increased primarily due to 1 single family residential loan ($2.1 million). At the same time, delinquent loans decreased to $6.6 million at December 31, 2003 from $12.5 million at December 31, 2002. At December 31, 2003, the ratio of total allowance for credit losses to loans receivable, net of specific valuation allowance ($0 and $0.2 million at December 31, 2003 and 2002, respectively), decreased to 1.53%, compared with 1.64% at December 31, 2002.

Noninterest Revenue

      Noninterest revenue was $8.7 million for 2003, a 35.5% increase, compared to $6.4 million earned for 2002. A significant contribution to the year-over-year increase was $0.6 million in income earned on $25.0 million in Bank Owned Life Insurance included in other assets since April 2003.

      Loan related and other fees were $4.9 million for the year ended December 31, 2003, compared with $4.2 million during 2002, and primarily consist of fees collected from borrowers 1) for the early repayment of their loans, 2) for the extension of the maturity of loans (predominantly short term construction loans, with respect to which extension options are often included in the original term of the Bank’s loan) and 3) in connection with certain loans which contain exit or release fees payable to the Bank upon the maturity or repayment of the Bank’s loan. As a result of the high level of refinancings, prepayment fees increased 18.9% to $3.8 million in 2003, compared with $3.2 million in 2002.

      Noninterest revenue also includes deposit fee income for service fees, nonsufficient fund fees and other miscellaneous check and service charges. Fee income on deposits increased by 32.0% over 2002, as a result of the growth in core transaction deposits and new fee generating initiatives, particularly the courtesy overdraft line. Fee income of $1.0 million from overdrafts grew by 56.5% over 2002 and accounted for 47.2% of total deposit fee income in 2003. The ratio of products per household increased to 2.77 at December 31, 2003, compared with 2.44 for the prior year as the Company continues to expand its product array and household penetration.

Real Estate Owned

      The following table sets forth the costs and revenues attributable to the Bank’s REO properties for the periods indicated.

	Years Ended
	December 31,

	2003	2002	2001
(Dollars in thousands)
(Loss)/income associated with REO:
Repairs, maintenance, renovation and other	$(51)	$(21)	$(32)
Net (loss)/income from sales of REO	(6)	87	106
Property operations, net	6	5	131

(Loss)/income from real estate owned, net	$(51)	$71	$205

      Net (loss)/income from sales of REO properties represent the difference between the proceeds received from property disposal and the carrying value of such properties upon disposal. During 2003, the Bank sold 1 REO property generating net cash proceeds of $2.2 million and a net loss of $6 thousand, compared with the sale of 1 property generating net cash proceeds of $1.4 million and net income of $87 thousand during 2002.

Noninterest Expense

General and Administrative Expense

      The table below details the Company’s general and administrative expenses for the periods indicated.

	Years Ended December 31,

	2003 and 2002			2002 and 2001

	2003	2002	Change	2002	2001	Change
(Dollars in thousands)
Employee	$22,923	$22,389	$534	$22,389	$18,320	$4,069
Operating	9,168	9,337	(169)	9,337	7,220	2,117
Occupancy	5,337	4,109	1,228	4,109	4,015	94
Professional	2,110	2,132	(22)	2,132	2,857	(725)
Technology	2,041	1,734	307	1,734	1,897	(163)
SAIF premiums and OTS assessments	673	588	85	588	929	(341)
Other/legal settlements	102	323	(221)	323	110	213

Total	$42,354	$40,612	$1,742	$40,612	$35,348	$5,264

      The Company remains focused on reducing G&A as a percentage of average assets while increasing productivity. G&A to average assets has continued to improve for the fifth consecutive year, even after the inclusion of a full year of additional G&A expenses as a result of the acquisition in August 2002. The Company’s efficiency ratio was 47.33% for the year ended December 31, 2003, which was better than the 50.68% during 2002. G&A for 2002 includes the previously reported costs of $2.1 million associated with the early retirement of senior notes.

      Occupancy expense increased primarily due to rent for the acquired First Fidelity locations, as well as expenses associated with the Bank’s 2 newest branches. These increases included $0.7 million in rent and common area maintenance expenses, and $0.3 million in leasehold amortization and depreciation of property and equipment. Employee related expense increased primarily due to increased headcount of 86 resulting from the inclusion of First Fidelity employees. Accordingly, employee base salaries and related payroll taxes increased by approximately $0.5 million, or 2.7%, in 2003, compared to 2002. Operating expense in 2003 decreased by $0.2 million, primarily due to the aforementioned retirement of senior notes in 2002, offset by increases of $1.7 million in appraisal, advertising/promotion, insurance, higher donations and amortization of the core deposit intangible, primarily resulting from the 2002 acquisition, and additional amortization of debt issuance costs associated with the additional trust preferred securities issued in 2002.

      In addition, the reduction in other/ legal settlements reflects the reversal of a legal settlement accrual that was no longer considered necessary.

      The Company’s ratio of G&A to average assets of 1.64% for 2003 was generally in line with previously announced guidance of 1.6%, reflecting Hawthorne’s company-wide concentration on expense control. However, primarily due to the compression of the net interest margin, the efficiency ratio of 47.33% was slightly higher than the guidance level of 46% for 2003. The Company continues to expect slight improvement in both of these ratios in 2004.

      The Bank pays premiums to the SAIF based upon the dollar amount of deposits it holds and the assessment rate charged by the FDIC, which is based upon the Bank’s financial condition, its capital ratios and the rating it receives in connection with annual regulatory examinations by the OTS. For further discussion, see “Item 1. Business — Regulation of the Bank — Premiums for Deposit Insurance,” contained herein.

Income Taxes

      The effective tax rate was 38.5% for the year ended 2003, compared with 40.4% for 2002. The Company establishes reserves for income taxes principally related to open, unexamined tax years. The Company evaluates its tax reserves periodically, and adjusts its reserves as necessary, based upon changes in tax laws and other events that the Company, in consultation with its tax advisors, determines are warranted. During 2003, federal and state tax examiners audited the Company and the acquired institution’s final tax returns. The audit was completed in the fourth quarter of 2003, and the examiners concluded that no additional taxes would be assessed. Accordingly, previously reserved amounts for open tax years of $0.4 million were included in net income in the fourth quarter of 2003. Additionally, the IRS concurred with a position asserted by the Company during the examination that resulted in an additional tax refund of $0.5 million. The aforementioned tax credits caused the effective tax rate for the year to be lower than the statutory tax rate.

      The Company expects to record provision for income taxes at an effective tax rate of between 40% and 42% during 2004.

2002 Compared with 2001

General

      Net income for 2002 included the financial impact of the Company’s acquisition of First Fidelity on August 23, 2002, which is discussed in “Notes to Consolidated Financial Statements — Note 7 — Business Combinations, Goodwill and Intangible Assets” included herein.

      Earnings per share computations in all periods have been adjusted for the impact of the Company’s 3-for-2 stock split in the form of a 50% stock dividend announced on September 25, 2003. The stock dividend to shareholders of record as of October 6, 2003 was distributed on October 27, 2003. Cash was paid in lieu of fractional shares based on the closing stock price on the record date.

      Net income for 2002 was $22.7 million, or $1.92 per diluted share, an increase of 34.8% over net earnings of $16.8 million, or $1.48 per diluted share, for 2001. Net income for 2002 resulted in a return on average assets (“ROA”) of 1.09%, compared with a ROA of 0.93% for 2001. Return on average equity (“ROE”) was 16.90% for 2002, compared with a ROE of 15.13% for 2001.

      Total G&A increased 14.9% to $40.6 million, for the year ended December 31, 2002, compared with $35.3 million for 2001. The increase in G&A was primarily attributable to the additional employee costs as a result of the acquisition of First Fidelity and the costs associated with the repurchase of the Company’s Senior Notes. G&A for 2002 includes the previously reported costs of $2.1 million associated with the early retirement of senior notes.

Net Interest Income

      The Company’s net interest income before provision for credit losses increased 17.9% to $73.1 million, for the year ended December 31, 2002, compared with $62.0 million during the same period in 2001. The Company’s year-over-year increase in net interest income was due to: 1) a more stable interest rate environment in 2002, as the Federal Reserve lowered rates once in 2002, compared with 11 times during 2001; 2) inclusion of First Fidelity net assets as of August 23, 2002; 3) the average cost of interest-bearing liabilities decreased faster than the decrease in the yield earned on average interest earning-assets; 4) the majority of adjustable rate loans reached their contractual floors; 5) the initiation of treasury activities which resulted in incremental income from investment securities; and 6) the collection of $1.0 million in interest on real estate loans that were brought current in the first quarter of 2002.

      The Company is a variable rate lender and although the static gap report shows that the balance sheet is asset sensitive, during 2002, the repricing behavior more closely approximated a liability sensitive balance sheet, as the majority of its ARM loans reached their contractual floors. As of December 31, 2002, 91.3% of the loans in the Company’s loan portfolio were adjustable rate, of which approximately 62.8%, or $1.2 billion, have reached their internal interest rate floors and thus had taken on fixed rate characteristics. The substantial majority of such loans were priced at a margin over various market sensitive indices, including MTA (38.8% of the portfolio), LIBOR (28.9% of the portfolio), Prime (13.3% of the portfolio), COFI (10.7% of the portfolio) and CMT (7.4% of the portfolio). It is expected that when/or if interest rates rise to levels above the floors in the loan portfolio, the Company will once again behave as an asset sensitive institution. As borrowers refinanced loans, the Company’s yield on loans continued to be negatively impacted by prepayments during 2002. The negative impact of $668.0 million in prepayments of loans was partially mitigated by a $70.4 million increase in new loan production in 2002. The yield on interest-earning assets was 6.69% for the year ended December 31, 2002, compared with 8.20% for 2001.

      At December 31, 2002, 63.2% of the Company’s interest-bearing deposits were comprised of certificate accounts, with an original weighted average term of 14.5 months, compared with 71.9% with an original weighted average term of 10.5 months at December 31, 2001. The remaining, weighted average term to maturity for the Company’s certificate accounts approximated 7.7 months at December 31, 2002, compared with 10 months at December 31, 2001. Generally, the Company’s offering rates for certificate accounts move directionally with the general level of short term interest rates, though the margin may vary due to competitive pressures.

      As of December 31, 2002, 81.0% of the Company’s borrowings from the FHLB were fixed rate, with remaining terms ranging from 1 day to 8 years, compared with 74.2% with remaining terms ranging from 1 to 10 years at December 31, 2001 (though such remaining terms are subject to early call provisions). The remaining 19.0% and 25.8% of the borrowings at December 31, 2002 and December 31, 2001, respectively, carried adjustable interest rates maturing in February 2003, with 88% and 80%, respectively, of the adjustable borrowings tied to the Prime Rate.

Total Interest Revenue

      The Company’s interest revenue decreased by $10.5 million, or 7.1%, during the year ended December 31, 2002, compared with 2001. The decrease in 2002 compared to 2001 was primarily attributable to the 132 basis point decline in the yield on average loans receivable, which averaged 7.12% during 2002, compared with 8.44% in 2001, partially offset by an increase of 8.1% in the average balance of loans outstanding and the collection of $1.0 million in interest on loans that were brought current during the first quarter of 2002. Average total loans, net of deferred fees, grew to $1.8 billion in 2002, compared with $1.7 billion in 2001. Also contributing to the decrease was a 230 basis point decrease in the yield on cash and cash equivalents, which averaged 1.67% during 2002, compared with 3.97% in 2001. Average cash and cash equivalents increased to $109.2 million in 2002, compared with $81.4 million in 2001, primarily due to deployment of the excess liquidity into higher yielding investment securities. The Company continued to experience prepayments of $668.0 million, with a weighted average interest rate of 7.61%, as borrowers refinanced loans, while new loan production of $755.8 million reflected a weighted average rate of 6.00%, for the year ended December 31, 2002. The net decrease in revenue was partially offset by an increase of $3.2 million earned on investment securities.

Total Interest Cost

      Interest cost decreased by $21.6 million, or 25.2%, during the year ended December 31, 2002, compared with 2001. The decrease in interest expense in 2002 compared to 2001 was primarily attributable to a 180 basis point decrease in the average cost of funds, to 3.41% for the year ended December 31, 2002, from 5.21% for the same period of 2001. The reduction in the cost of funds is the result of the combination of the continued downward pressure on interest rates (rates on new certificates of deposit were generally lower than the maturing certificates of deposit) and the shift in the deposit mix during 2002. The increase in average interest-bearing liabilities for the year ended December 31, 2002, compared with 2001 was primarily due to increases of $108.6 million and $103.8 million, in the average balance of average interest-bearing deposits and FHLB advances, respectively. Average interest-bearing deposits were $1.3 billion with an average cost of funds of 2.83% during the year ended December 31, 2002, compared with $1.2 billion and a 5.04% average cost of funds during the same period in 2001. The average balance of CDs was $803.4 million with an average cost of funds of 3.05%, compared with $892.0 million and a 5.54% average cost of funds during the years ended December 31, 2002 and 2001, respectively. The average balance of money market accounts was $378.7 million with an average cost of funds of 2.66% during the year ended December 31, 2002, compared with $215.2 million and a 3.94% average cost of funds during the same period in 2001. As a percentage of total average deposit balances, transaction accounts have increased to 39.93% for the year ended December 31, 2002, compared with 27.16% of total average deposits during the same period in 2001. The change in the deposit mix and FHLB advances, as well as the decrease in the average cost of funds had a positive impact on the Company’s total interest costs during 2002.

      These changes in interest revenue and interest cost produced an increase of $11.1 million, or 17.9%, in the Company’s net interest income before provision for credit losses for the year ended December 31, 2002, compared with the same period in 2001. Expressed as a percentage of interest-earning assets, the Company’s net interest margin increased to 3.57% during the year ended December 31, 2002, compared with the net interest margin of 3.45% produced during the same period in 2001. The increase in the net interest margin in 2002 was primarily due to the interest rate floors in the loan portfolio, which resulted in the cost of funds repricing faster than the yield on the loan portfolio. However, the Company’s net interest income was impacted by the 475 basis point and 50 basis point drop in interest rates during 2001 and 2002, respectively, and continued to be adversely impacted by lower yields on new loan production, continued runoff of existing loans, and repricing of the respective indices.

Provision for Credit Losses

      Provision for credit losses were $0.9 million and $3.4 million for 2002 and 2001, respectively. The decrease in the provision for credit losses in 2002 was due to overall improvement in asset quality, primarily resulting from successful efforts of implementing revised underwriting standards, and continued strength of the Southern California real estate market. Nonaccrual loans totaled $7.7 million at December 31, 2002 (or 0.31% of total assets), compared with nonaccrual loans of $20.7 million (or 1.11% of total assets) at December 31, 2001. Other classified loans were $16.0 million at December 31, 2002, compared with $37.3 million at December 31, 2001. Additionally, total classified assets to Bank core capital and general allowance for credit losses was 10.81% in 2002, compared with 32.59% in 2001. Delinquent loans totaled $12.5 million at December 31, 2002, compared with $7.7 million at December 31, 2001. As a result of the improved asset quality, management reduced the level of provision for credit losses in 2002. The Bank’s specific valuation allowance decreased from $3.6 million at December 31, 2001 to $0.2 million at December 31, 2002, as a result of 2002 charge-offs, which were anticipated and specifically reserved in the 2001 allowance. At December 31, 2002, the ratio of allowance for credit losses to loans receivable, net of specific allowance, was 1.64%, compared with 1.76% at December 31, 2001.

Noninterest Revenue

      Noninterest revenue was $6.4 million for the year ended December 31, 2002, an increase of $0.8 million, or 13.4%, from $5.6 million earned in 2001. Loan related and other fees constituted 65.4% of total noninterest revenue and were comprised primarily of prepayment fees resulting from the high level of refinancings. Fee income on deposits increased 12.8% for the year ended December 31, 2002, compared with the same period in 2001, resulting from the growth in core transaction deposits.

      Loan related fees were $4.2 million for 2002, compared with $3.7 million in 2001 and primarily consist of fees collected from borrowers 1) for the early repayment of their loans, 2) for the extension of the maturity of loans (predominantly short term construction loans, with respect to which extension options are often included in the original term of the Bank’s loan) and 3) in connection with certain loans which contain exit or release fees payable to the Bank upon the maturity or repayment of the Bank’s loan. Noninterest revenue also includes deposit fee income for service fees, nonsufficient fund fees and other miscellaneous check and service charges, which increased to $1.5 million for 2002, an increase of 12.8% from $1.4 million earned in 2001.

Real Estate Owned

      During the year ended December 31, 2002, the Bank sold 1 property generating net cash proceeds of $1.4 million and net income of $0.1 million, compared with sales of 5 properties generating net cash proceeds of $3.0 million and net income of $0.1 million during 2001.

Noninterest Expense

General and Administrative Expense

      Total G&A increased 14.9% to $40.6 million for the year ended December 31, 2002, compared with $35.3 million of G&A incurred during 2001. The increase in G&A was primarily attributable to additional expense as a result of the acquisition of First Fidelity, and the costs associated with the repurchase of the Company’s Senior Notes. G&A for 2002 and 2001 includes the previously reported costs of $2.1 million and $0.8 million, respectively, associated with the early retirement of senior notes.

      Employee related costs increased primarily due to increased headcount of 86 as a result of the inclusion of First Fidelity employees. Accordingly, employee base salaries and related payroll taxes, as well as incentive/commission expenses increased by approximately $3.2 million (23.8%) and $0.6 million (31.9%), respectively, in 2002, compared to 2001.

      During 2002, the Company repurchased the balance of its 12.5% Senior Notes, the majority of which were redeemed on December 31, 2002 at the call premium of 106.25%. Operating expense included an increase of $1.3 million in costs associated with the repurchase of the remaining balance of the Company’s Senior Notes. Other increases in operating expense included $0.3 million in additional advertising/ promotional expense for the First Fidelity branches, $0.3 million in third party service fees and $0.2 million in additional supplies due to the acquisition.

      Professional fees decreased, primarily due to insurance company reimbursements totaling $0.7 million for legal fees, offset by fewer outstanding legal issues and third party service fees related to litigation.

      During 2002, other non-operating expense totaled $0.3 million, which primarily consisted of $0.7 million in one-time merger related and conversion expenses as a result of the acquisition of First Fidelity, partially offset by a credit in legal settlement expense of $0.4 million.

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

Income Taxes

      The effective tax rate was 40.4% for the year ended 2002, compared with 42.2% for 2001. The lower effective tax rate in 2002 was primarily the result of a $0.6 million nonrecurring tax benefit in the third quarter of 2002, resulting from a change in state tax law related to the treatment of bad debts, which impacted all California financial institutions with assets in excess of $500.0 million.

Stockholders’ Equity and Regulatory Capital

      The Company’s capital consists of common stockholders’ equity, which amounted to $185.3 million, or 6.93%, of the Company’s total assets at December 31, 2003. See “Consolidated Statements of Stockholders’ Equity,” “Notes to Consolidated Financial Statements — Note 12 — Capital and Debt Offerings,” and “Capital Resources and Liquidity” below.

      Management is committed to maintaining capital at a level sufficient to assure shareholders, customers, and regulators that the Company and its subsidiaries are financially sound. The Company and the Bank are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures. As of December 31, 2003, the Bank’s core and risk-based capital was $206.8 million and $230.1 million, respectively. According to regulatory definitions, Banks whose Tier 1 and total capital ratios meet or exceed 6% and 10%, respectively, are deemed “well capitalized.” As of December 31, 2003, the Bank was categorized as “well capitalized” under the regulatory framework for PCA Rules, with core and risk-based capital ratios of 7.81% and 12.42%, respectively. See “Notes to Consolidated Financial Statements — Note 13 — Regulatory Matters.”

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

      Hawthorne Financial Corporation maintained cash and cash equivalents of $3.1 million at December 31, 2003. Hawthorne Financial Corporation is a holding company with no significant business operations outside of the Bank. The Company is dependent upon the Bank for dividends in order to cover semi-annual interest payments and operating expenses. The ability of the Bank to provide dividends to Hawthorne Financial Corporation is governed by applicable regulations of the OTS. Based upon these applicable regulations, the Bank’s supervisory rating, and the Bank’s current and projected earnings, management fully expects the Bank to maintain the ability to provide dividends to Hawthorne Financial Corporation for the payment of interest on the holding company’s capital securities, operating expenses and the acquisition of treasury stock for the foreseeable future.

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

      A primary alternate funding source for the Bank is a line of credit through the FHLB, subject to sufficient qualifying collateral. The FHLB system functions as a source of credit to financial institutions that are members of the FHLB. Advances are secured by the Bank’s mortgage loans, the capital stock of the FHLB owned by the Bank, and certain investment securities owned by the Bank. Subject to the FHLB’s advance policies and requirements, these advances can be requested for any business purpose in which the Bank is authorized to engage. In granting advances, the FHLB considers a member’s creditworthiness and other relevant factors. At December 31, 2003, the Bank had an approved line of credit with the FHLB for a maximum advance of up to 45% of the Bank’s total assets. At December 31, 2003, the Company had 28 FHLB advances outstanding totaling $697.7 million, which had a weighted averaged interest rate of 2.75% and a weighted average remaining maturity of 2 years and 7 months. See “Notes to the Consolidated Financial Statements — Note 9 — FHLB Advances”.

      During the year ended December 31, 2003, the Company repurchased 326,041 shares at an average price of $21.85. As of December 31, 2003, cumulative repurchases were 2,100,516 shares at an average price of $15.15.

      The Company issued each trust preferred debt obligation (“capital securities”) through statutory business trusts that are wholly owned subsidiaries of the Company. See “Item 1 — Business, Capital Securities” on page 29.

      The table below sets forth information concerning the Company’s capital securities as of December 31, 2003.

(Dollars in thousands)
		Date of	Maturity				Current
Ownership	Subsidiary	Issuance	Date	Amount	Rate Cap	Rate	Rate	Call Date (1)

100%	HFC Capital Trust I	3/28/01	6/8/31	$9,000	N/A	Fixed	10.18%	10 Years
100%	HFC Capital Trust II	11/28/01	12/8/31	5,000	11.00%	LIBOR + 3.75%	4.98%	5 Years
100%	HFC Capital Trust III	4/10/02	4/22/32	22,000	11.00%	LIBOR + 3.70%	4.92%	5 Years
100%	HFC Capital Trust IV	11/1/02	11/15/32	15,000	12.00%	LIBOR + 3.35%	4.62%	5 Years

				$51,000

(1)	Exercise of the call option on any of the capital securities is at par.

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

Contractual Obligations

      The following table shows the Company’s contractual obligations as of December 31, 2003.

	Less than			More than
Contractual Obligations	1 Year	2-3 Years	4-5 Years	5 Years	Total

(Dollars in thousands)
Long-Term Debt Obligations:
FHLB Advances	$285,700	$117,000	$224,000	$71,000	$697,700
Capital Securities	—	—	—	51,000	51,000
Operating Lease Obligations	2,586	3,613	2,028	1,718	9,945
Vendor, Service, Other Obligations	591	762	557	279	2,189

Off-Balance Sheet Arrangements

      Lending Commitments — At December 31, 2003, the Company had commitments to fund the undisbursed portion of existing construction and land loans of $129.5 million and income property and estate loans of $1.3 million. The commitments to fund the undisbursed portion of existing lines of credit, excluding construction and land lines of credit, totaled $12.0 million.

      In addition, as of December 31, 2003, the Company had commitments to fund $66.1 million in loans approved by the bank.

      Operating Leases — These leases generally are entered into only for operations (e.g., office buildings, warehouses) where the economic profile is favorable. The liquidity impact of outstanding leases is not material to the Company as disclosed herein. See “Notes to Consolidated Financial Statements — Note 14 — Commitments and Contingencies.”

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

      Other Contractual Obligations — The Company does not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. As of December 31, 2003, the FHLB issued 5 LCs for a total of $203.5 million. The purpose of the LCs is to fulfill the collateral requirements for 5 deposits totaling $185.0 million placed by the State of California with the Bank. The LCs are issued in favor of the Treasurer of the State of California and mature over the next 6 months. The maturities coincide with the maturities of the State’s deposits. There are no issuance fees associated with these LCs; however, the Bank pays a monthly maintenance fee of 15 basis points per annum. See “Notes to Consolidated Financial Statements — Note 15 — Off-Balance Sheet Activity.”

      Related Party Transactions — The Company does not currently have any related party transactions other than the extension of credit to certain executives in the form of overdraft protection lines, as disclosed herein. See “Notes to Consolidated Financial Statements — Note 17 — Related Parties.”

Interest Rate Risk Management

      IRR and credit risk constitute the 2 primary sources of financial exposure for insured financial institutions. Please refer to “Item 1 — Business, Loan Portfolio,” of this Annual Report on Form 10-K for a thorough discussion of the Bank’s lending activities. The Bank realizes income principally from the differential or spread between the interest earned on loans, investments, and other interest-earning assets and the interest expensed on deposits and borrowings. IRR represents the impact that changes in the levels of market interest rates may have upon the Bank’s net interest income (“NII”) and theoretical liquidation value, also referred to as net portfolio value (“NPV”). NPV is defined as the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities.

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

      As of December 31, 2003, 94.8% of the Bank’s loan portfolio was tied to adjustable rate indices, such as MTA, LIBOR, CMT, Prime and COFI. As of December 31, 2003, $1.4 billion, or 65.6%, of the Bank’s adjustable rate loan portfolio had reached their internal interest rate floors. These loans have taken on fixed rate repricing characteristics until sufficient upward interest rate movements bring the fully indexed rate above the internal interest rate floors. Currently, $435.8 million of the loans at floors are hybrid products that will not reprice for at least 1 year.

      As of December 31, 2003, 56.8% of the Bank’s investment securities portfolio was fixed rate and the remainder were hybrid, substantially all of which have fixed rates for 5 years. Fluctuations in interest rates may cause actual prepayments to vary from the original estimated prepayments over the life of the security, therefore, the net yield is subject to change. This is the result of adjustments to the amortization of premiums or accretion of discounts related to these instruments. Reinvestment risk is also associated with the cash flows from such securities. The unrealized gain/loss on such securities may also be adversely impacted by changes in interest rates.

      At December 31, 2003, 60.0% of the Bank’s interest-bearing deposits were comprised of CDs, with an original weighted average term of 14 months. The remaining weighted average term to maturity for the Bank’s CDs approximated 7 months at December 31, 2003. Generally, the Bank’s offering rates for CDs move directionally with the general level of short-term interest rates, though the rates may vary due to competitive pressures and other factors.

      As of December 31, 2003, 100% of the Bank’s borrowings from the FHLB were fixed rate, with remaining terms ranging from 1 day to 8 years. However, 49.4% of the Bank’s FHLB advances contain options, which allow the FHLB to call the advances prior to maturity, subject to an initial non-callable period. At December 31, 2003, the callable periods ranged from 4 months to 3 years.

      The Bank’s Asset/ Liability Committee (“ALCO”) is responsible for managing the Bank’s assets and liabilities in a manner that balances profitability, IRR and various other risks including liquidity. ALCO operates under policies and within risk limits prescribed by, reviewed and approved by the Board of Directors.

      ALCO seeks to stabilize the Bank’s NII and NPV through the matching of its rate-sensitive assets and liabilities by maintaining the maturity and repricing of these assets and liabilities at appropriate levels given the interest rate environment. The speed and velocity of the repricing of assets and liabilities, as well as the presence or absence of periodic and lifetime internal interest rate caps and floors all affect the Bank’s NII and NPV in varying interest rate environments. When the amount of rate-sensitive liabilities exceeds rate-sensitive assets within specified time periods (liability sensitive), the NII generally will be negatively impacted by increasing rates and positively impacted by decreasing rates. Conversely, when the amount of rate-sensitive assets exceeds the amount of rate-sensitive liabilities within specified time periods (asset sensitive), net interest income will generally be positively impacted by increasing rates and negatively impacted by decreasing rates.

      The Bank utilizes internal interest rate floors and caps on individual loans to mitigate the risk of interest margin compression. A risk to the Bank associated with the internal interest rate floors in a declining interest rate environment is that, while the margin is being protected, the borrower may choose to refinance the loan, resulting in the Bank having to replace the higher-yielding asset at a lower rate. Prepayment speeds remained at high levels throughout 2003. If this trend continues, it could negatively impact growth in interest earning assets, which in turn could negatively impact net income and NPV calculations. The assumptions being used for the December 31st IRR analysis include a decrease in the prepayments during 2004.

      The Bank utilizes 2 methods for measuring IRR, first static gap analysis and second interest rate simulations. Gap analysis focuses on measuring absolute dollar amounts subject to repricing within certain periods of time, specifically the 1 year horizon. Interest rate simulations are produced using a software model that is based on actual cash flows and repricing characteristics for all of the Bank’s financial instruments and incorporates market-based assumptions regarding the impact of changing interest rates on current levels of applicable financial instruments. These assumptions are inherently uncertain, and, consequently, the model cannot precisely measure net interest income or precisely predict the impact of changes in interest rates on NPV. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and management strategies. See “Item 7A, Quantitative and Qualitative Disclosure about Market Risk.”

      Static gap is the difference between the amount of assets and liabilities (adjusted for any off-balance sheet positions), which are expected to mature or reprice within a specific period. The static gap is slightly liability-sensitive. The current repricing behavior will increase the liability sensitivity of the balance sheet as a result of the majority of its adjustable rate loans reaching floor interest rates. In a rising rate environment, the Bank’s liabilities within a cumulative static gap period will reprice upward to market rates while the loan portfolio may not reprice up because of the floors, causing a reduction in net interest income until such time as the rates exceed the floors. Conversely, in a declining rate environment, the Bank’s liabilities will continue to reprice downward, while its loan portfolio remains at its floor rates, thereby creating an increase in net interest income, which may be reduced by the impact resulting from accelerated prepayments. Furthermore, a portion of the Bank’s interest sensitive assets and liabilities are tied to indices that may lag changes in market interest rates by 3 months or more.

      The following table sets forth information concerning sensitivity of the Company’s interest-earning assets and interest-bearing liabilities as of December 31, 2003. The amount of assets and liabilities shown within a particular period were determined in accordance with their contractual maturities, except that adjustable rate products, including those loans that have reached their internal interest rate floors are reflected in the earlier period of when they are first scheduled to adjust or mature.

	December 31, 2003

		Over Three	Over Six	Over One
	Three	Through	Through	Year
	Months or	Six	Twelve	Through	Over Five
	Less	Months	Months	Five Years	Years	Total
(Dollars in thousands)
Interest-earning assets:
Cash, fed funds and other(1)	$2,924	$—	$—	$—	$—	$2,924
Investments and FHLB stock(2)	38,189	—	—	124,336	251,802	414,327
Loans(3)	1,144,571	415,976	70,548	450,930	92,025	2,174,050

Total interest-earning assets	$1,185,684	$415,976	$70,548	$575,266	$343,827	$2,591,301

Interest-bearing liabilities:
Deposits:
Demand	$668,134	$—	$—	$—	$—	$668,134
Certificates of deposit(4)	403,123	234,389	224,729	139,362	—	1,001,603
FHLB advances (5)(6)	280,700	50,000	5,000	291,000	71,000	697,700
Capital securities	—	42,000	—	—	9,000	51,000

Total interest-bearing liabilities	$1,351,957	$326,389	$229,729	$430,362	$80,000	$2,418,437

Interest rate sensitivity gap	$(166,273)	$89,587	$(159,181)	$144,904	$263,827	$172,864
Cumulative interest rate sensitivity gap	(166,273)	(76,686)	(235,867)	(90,963)	172,864	172,864
As a percentage of total interest-earning assets	(6.42)%	(2.96)%	(9.10)%	(3.51)%	6.67%	6.67%

(1)	Excludes noninterest-earning cash balances.

(2)	Excludes investments’ mark-to-market adjustments and (discounts)/premiums.

(3)	Balances include $8.9 million of nonaccrual loans, and exclude deferred (fees) and costs and allowance for credit losses.

(4)	Excludes discounts on CDs acquired in connection with the acquisition of First Fidelity.

(5)	Excludes discounts on FHLB advances acquired in connection with the acquisition of First Fidelity.

(6)	If borrowing rate is more than 50 bps above market rate as of 12/31/03, maturity date will be used for repricing model.

Item 7A.     Quantitative and Qualitative Disclosure about Market Risks

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

      At December 31, 2003, based on the Bank’s internally generated model, it was estimated that the Bank’s NPV ratio was 9.45% in the event of a 200 basis point increase in rates, a decrease of 82 basis points from basecase of 10.27%. If rates were to decrease by 100 basis points, the Bank’s NPV ratio was estimated at 10.44%, an increase of 17 basis points from basecase.

      Presented below, as of December 31, 2003, is an analysis of the Bank’s IRR as measured by NPV for instantaneous and sustained parallel shifts of 100, 200, 300 and -100 basis point increments in market interest rates.

		Net Portfolio Value

			$ Change from		Change from
	Change in Rates	$ Amount	Basecase	Ratio	Basecase
(Dollars in thousands)
	+300 bp	$241,186	$(39,946)	9.10%	(117	)bp
	+200 bp	252,776	(28,356)	9.45%	(82	)bp
	+100 bp	264,806	(16,326)	9.81%	(46	)bp
	0 bp	281,132		10.27%
	-100 bp	288,950	7,818	10.44%	17	bp

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

      On a quarterly basis, the results of the internally generated model are reconciled to the results of the OTS model. In the first quarter of 2003, the OTS changed its methodology for establishing discount rates for the adjustable-rate multi-family and commercial loans by assuming that these loans are carried at market rates, with little premium over face value. This reduced the NPV for the Bank, however, the OTS’ model does not take into account floors on loans. The Bank’s model accounts for the existing floors by increasing the fair market value in the basecase, resulting in an increase to the NPV. This results in analyses that are directionally inconsistent. However, based on both the Bank’s model and the regulatory model, in accordance with the OTS Thrift Bulletin 13a, Management of Interest Rate Risk, the Bank falls within the OTS’ minimal risk category.

Item 8.	Financial Statements and Supplementary Data

      Information regarding Financial Statements and Supplementary Data appears on pages A-1 through A-39 under the captions “Consolidated Statements of Financial Condition,” “Consolidated Statements of Income,” “Consolidated Statements of Stockholders’ Equity,” “Consolidated Statements of Cash Flows” and “Notes to Consolidated Financial Statements” and is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Except as hereinafter noted, the information concerning directors and executive officers of the Company is incorporated by reference from the section entitled “Election of Directors” of the Company’s Proxy Statement, which is filed as Exhibit No. 99.0 to this Annual Report on Form 10-K. For information concerning executive officers of the Company, see “Item 4(A). Executive Officers Of The Registrant.”

      The information in the Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

      The Company has adopted the Hawthorne Financial Corporation Code of Conduct, a code of ethics that applies to our employees and officers. The code of conduct is publicly available as Exhibit 99.3 to our Annual Report on Form 10-K for the year ended December 31, 2002, which is available at our website at www.hawthornesavings.com. If we make any substantive amendments to the code of conduct or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer or Corporate Controller, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

Item 11.	Executive Compensation

      Information concerning executive compensation is incorporated by reference from the section entitled “Compensation of Directors and Executive Officers” in the Company’s Proxy Statement, which is filed as Exhibit No. 99.0 to this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The following table summarizes information as of December 31, 2003 relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock, or other rights to acquire shares may be granted from time to time. As of December 31, 2003, the Company had no equity compensation plans that were not approved by security holders.

Number of Securities Remaining
	Number of Securities		Available for Future Issuance
	to be Issued upon	Weighted-Average	Under Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding Securities
Plan Category	Outstanding Options	Outstanding Options	Reflected in the First Column)

Equity compensation plans approved by security holders	911,125	$14.25	169,386

      Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the sections entitled “Security Ownership of Principal Stockholders and Management” and

“Election of Directors” of the Company’s Proxy Statement, which is filed as Exhibit No. 99.0 to this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions

      Information concerning certain relationships and related transactions is incorporated by reference from the section entitled “Certain Transactions” of the Company’s Proxy Statement, which is filed as Exhibit No. 99.0 to this Annual Report on Form 10-K.

Item 14.	Principal Accountant Fees and Services

      Information concerning principal accountant fees and services incorporated herein by reference from the Proxy Statement under the heading “Fees Paid to Deloitte & Touche LLP,” which is filed as Exhibit 99.0 to this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (A) The following documents are filed as part of this report:

           (1) Financial Statements

                Independent Auditors’ Report

                Consolidated Financial Statements

Consolidated Statements of Financial Condition as of December 31, 2003 and 2002.

Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

Notes to Consolidated Financial Statements for the years ended December 31, 2003, 2002 and 2001.

           (2) Financial Statement Schedules

      Schedules are omitted because they are not applicable or because the required information is provided in the Consolidated Financial Statements, including the Notes thereto.

      (B) Reports on Form 8-K

      During the fourth quarter of 2003, registrant filed the following Current Reports on Form 8-K:

Date Filed	Form	Item Nos.

09/25/03	8-K	5, 7, 9
10/24/03	8-K	12
10/30/03	8-K	7, 9

      (C) Exhibits

      Exhibits are listed by number corresponding to the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
Number	Description of Document

3.1	Certificate of Incorporation of the Company and Amendment of Certificate of Incorporation of the Company(1)
3.2	Bylaws of the Company(1)
4.1	Specimen certificate of the Company’s Common Stock(2)
4.2	Form of Warrants to purchase Common Stock(2)
4.3	Registration Rights Agreement among the Company and certain investors(2)
4.4	Unit Purchase Agreement among the Company and the investors named therein(2)
4.5	Indenture dated as of March 28, 2001 between Hawthorne Financial Corporation and Wilmington Trust Company, as Trustee(2)
4.6	Certificate of Trust of HFC Capital Trust I(2)
4.7	Amended and Restated Trust Agreement of HFC Capital Trust I, among Hawthorne Financial Corporation, Wilmington Trust Company and the Administrative Trustees named therein dated as of March 28, 2001(2)
4.8	Capital Securities Certificate of HFC Capital Trust I(2)
4.9	Common Securities Certificate of HFC Capital Trust I(2)
4.10	Capital Securities Guarantee Agreement between Hawthorne Financial Corporation and Wilmington Trust Company, dated as of March 28, 2001(2)
4.11	Common Securities Guarantee Agreement between Hawthorne Financial Corporation and Wilmington Trust Company, dated as of March 28, 2001(2)
4.12	10.18% Junior Subordinated Deferrable Interest Debentures due June 8, 2031(2)
4.13	Indenture dated as of November 28, 2001 between Hawthorne Financial Corporation and Wilmington Trust Company, as Trustee(3)
4.14	Certificate of Trust of HFC Capital Trust II(3)
4.15	Amended and Restated Trust Agreement of HFC Capital Trust II, among Hawthorne Financial Corporation, Wilmington Trust Company and the Administrative Trustees named therein dated as of November 28, 2001(3)
4.16	Capital Securities Certificate of HFC Capital Trust II(3)
4.17	Common Securities Certificate of HFC Capital Trust II (3)
4.18	Capital Securities Guarantee Agreement between Hawthorne Financial Corporation and Wilmington Trust Company, dated as of November 28, 2001(3)
4.19	Floating Rate Junior Subordinated Debt Securities due December 8, 2031(3)
4.20	HFC Capital Trust II Placement Agent Agreement(3)
4.21	Declaration of Trust of HFC Capital Trust III(7)
4.22	Amended and Restated Declaration of Trust of HFC Capital Trust III, among Hawthorne Financial Corporation, Wilmington Trust Company and the Administrative Trustees named therein dated as of April 10, 2002(7)
4.23	Capital Securities Certificate of HFC Capital Trust III(7)
4.24	Common Securities Certificate of HFC Capital Trust III(7)
4.25	Capital Securities Guarantee Agreement between Hawthorne Financial Corporation and Wilmington Trust Company, dated as of April 10, 2002(7)
4.26	Floating Rate Junior Subordinated Debt Security due 2032(7)
4.27	Indenture dated as of April 10, 2002, between Hawthorne Financial Corporation and Wilmington Trust Company, as Trustee(7)
4.28	Certificate of Trust of HFC Capital Trust IV (7)

Exhibit
Number	Description of Document

4.29	Amended and Restated Trust Agreement of HFC Capital Trust IV, among Hawthorne Financial Corporation, The Bank of New York and the Administrative Trustees named therein dated as of November 1, 2002(7)
4.30	Preferred Security Certificate of HFC Capital Trust IV(7)
4.31	Common Security Certificate of HFC Capital Trust IV(7)
4.32	Guarantee Agreement between Hawthorne Financial Corporation and The Bank of New York, dated as of November 1, 2002(7)
4.33	Floating Rate Junior Subordinated Note due 2032(7)
4.34	Junior Subordinated Indenture dated as of November 1, 2002 between Hawthorne Financial Corporation and The Bank of New York, as Trustee(7)
9.0	Form of Shareholders Agreement between Commercial Capital Bancorp, Inc. and each of the directors of Hawthorne Financial Corporation, dated January 27, 2004 (filed as Annex A to the Agreement and Plan of Merger dated as of January 27, 2004 among Commercial Capital Bancorp, Inc., CCBI Acquisition Corp. and Hawthorne Financial Corporation(8)
10.1	Hawthorne Financial Corporation 2001 Stock Incentive Plan(3)*
10.2	Change in Control Agreements between Company and Simone Lagomarsino(4)*
10.3	Form of Change in Control Employment Agreement for Executive Officers(4)*
10.4	Amended and Restated Deferred Compensation Plan *
10.5	Agreement and Plan of Reorganization dated as of March 20, 2002 and amended and restated as of April 24, 2002, by and among Hawthorne Financial Corporation, First Fidelity Bancorp, Inc., Hawthorne Savings, F.S.B., First Fidelity Investment & Loan Association and HF Merger Corp.(5)
10.6	Agreement and Plan of Merger dated as of January 27, 2004 among Commercial Capital Bancorp, Inc., CCBI Acquisition Corp. and Hawthorne Financial Corporation(8)
10.7	Change in Control Employment Agreement between the Company and JoLene Wryn dated as of September 23, 2003*
10.8	Form of Director Benefits Continuation Agreements between the Company and each of the directors of Hawthorne Financial Corporation*
10.9	Engagement letter between Sandler O’Neill & Partners, L.P. and the Company dated January 26, 2004
10.10	Termination Agreement between Fort Pitt Fund, L.P. and Hawthorne Financial Corporation
11.1	Statement on computation of per share earnings(6)
14.0	Hawthorne Financial Corporation Code of Conduct(7)
21.1	Subsidiaries of the Registrant(7)
23.1	Consent of Deloitte & Touche LLP
31.0	Rule 13a-14(a)/15(d)-14(a) Certifications
32.0	Section 1350 Certifications
99.0	Proxy Statement for Annual Meeting of Shareholders(9)

*	Management contract, compensatory plan or arrangement.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 33-74800) filed on February 3, 1994.

(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2001

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(5)	Incorporated by reference from the Company’s Registration Statement on Form S-4 (No. 333-89776) filed on June 4, 2002.

(6)	See Note 1 to the Notes to Consolidated Financial Statements included in Item 8 and listed in Item 15 (a) of this Annual Report on Form 10-K.

(7)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 28, 2004.

(9)	To be filed within 120 days after the end of the fiscal year ended December 31, 2003.

SIGNATURES

      Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWTHORNE FINANCIAL CORPORATION

DATED: March 12, 2004	By:	/s/ SIMONE LAGOMARSINO ---------------------------------------------------- Simone Lagomarsino President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SIMONE LAGOMARSINO Simone Lagomarsino	Director, President, and Chief Executive Officer (Principal Executive Officer)	March 12, 2004

/s/ DAVID ROSENTHAL David Rosenthal	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2004

/s/ TIMOTHY R. CHRISMAN Timothy R. Chrisman	Chairman of the Board	March 12, 2004

/s/ GARY W. BRUMMETT Gary W. Brummett	Director	March 12, 2004

/s/ CARLTON JENKINS Carlton Jenkins	Director	March 12, 2004

/s/ ANTHONY W. LIBERATI Anthony W. Liberati	Director	March 12, 2004

/s/ HARRY F. RADCLIFFE Harry F. Radcliffe	Director	March 12, 2004

/s/ HOWARD E. RITT Howard E. Ritt	Director	March 12, 2004

Exhibit 31.1

CERTIFICATION

I, Simone Lagomarsino, certify that:

      1. I have reviewed this annual report on Form 10-K of Hawthorne Financial Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

d) Disclosed in this annual report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

      5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 12, 2004	By: /s/ SIMONE LAGOMARSINO Simone Lagomarsino President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, David Rosenthal, certify that:

      1. I have reviewed this annual report on Form 10-K of Hawthorne Financial Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

d) Disclosed in this annual report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

      5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 12, 2004	By: /s/ DAVID ROSENTHAL David Rosenthal Executive Vice President and Chief Financial Officer

Exhibit 32.0

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Annual Report on Form 10-K of Hawthorne Financial Corporation for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 12, 2004, I, Simone Lagomarsino, President and Chief Executive Officer of Hawthorne Financial Corporation, and I, David Rosenthal, Executive Vice President and Chief Financial Officer of Hawthorne Financial Corporation, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 12, 2004	By: /s/ SIMONE LAGOMARSINO Simone Lagomarsino President and Chief Executive Officer

Date: March 12, 2004	By: /s/ DAVID ROSENTHAL David Rosenthal Executive Vice President and Chief Financial Officer

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

Hawthorne Financial Corporation
El Segundo, California:

      We have audited the accompanying consolidated statements of financial condition of Hawthorne Financial Corporation and Subsidiaries (the “Company”) as of December 31, 2003 and 2002 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hawthorne Financial Corporation and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

LOS ANGELES, CALIFORNIA
MARCH 5, 2004

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
	2003	2002
(Dollars in thousands)
Assets:
Cash and cash equivalents	$17,829	$21,849
Investment securities available-for-sale, at fair value	381,287	267,596
Loans receivable (net of allowance for credit losses of $33,538 in 2003 and $35,309 in 2002)	2,154,114	2,114,255
Accrued interest receivable	9,859	11,512
Investment in capital stock of Federal Home Loan Bank, at cost	38,189	34,705
Office property and equipment at cost, net	5,295	5,106
Deferred tax asset, net	10,630	10,068
Goodwill	22,970	22,970
Intangible assets	976	1,388
Other assets	32,854	5,521

Total assets	$2,674,003	$2,494,970

Liabilities and Stockholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing	$51,670	$39,818
Interest-bearing:
Transaction accounts	668,135	597,528
Certificates of deposit	1,002,759	1,025,464

Total deposits	1,722,564	1,662,810
FHLB advances	697,155	600,190
Capital securities	51,000	51,000
Accounts payable and other liabilities	18,010	17,904

Total liabilities	2,488,729	2,331,904

Commitments and Contingencies (Note 14)	—	—
Stockholders’ Equity:
Common stock — $0.01 par value; authorized 20,000,000 shares; issued, 13,837,958 shares (2003) and 12,864,072 shares (2002)(1)	138	86
Capital in excess of par value — common stock	84,360	81,087
Retained earnings	133,597	105,134
Accumulated other comprehensive (loss)/income	(950)	1,504
Less:
Treasury stock, at cost — 2,108,616 shares (2003) and 1,782,575 shares (2002)(1)	(31,871)	(24,745)

Total stockholders’ equity	185,274	163,066

Total liabilities and stockholders’ equity	$2,674,003	$2,494,970

(1)	Reflects a 3-for-2 stock split in the form of a 50% stock dividend.

See accompanying Notes to Consolidated Financial Statements

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2003	2002	2001
(In thousands, except per share data)
Interest revenue:
Loans	$127,424	$130,628	$143,249
Investments securities	11,510	3,155	—
Investment in capital stock of FHLB, fed funds and other	1,545	3,411	4,437

Total interest revenue	140,479	137,194	147,686

Interest cost:
Deposits	35,552	36,755	60,022
FHLB advances	21,286	21,931	20,956
Senior notes	—	3,120	3,970
Capital securities	3,021	2,281	722

Total interest cost	59,859	64,087	85,670

Net interest income	80,620	73,107	62,016
Provision for credit losses	500	870	3,400

Net interest income after provision for credit losses	80,120	72,237	58,616
Noninterest revenue:
Loan related and other fees	4,926	4,179	3,709
Deposit fees	2,027	1,536	1,362
Other	1,703	672	559

Total noninterest revenue	8,656	6,387	5,630
(Loss)/income from real estate owned, net	(51)	71	205
Noninterest expense:
General and administrative expense:
Employee	22,923	22,389	18,320
Operating	9,168	9,337	7,220
Occupancy	5,337	4,109	4,015
Professional	2,110	2,132	2,857
Technology	2,041	1,734	1,897
SAIF premiums and OTS assessments	673	588	929
Other/legal settlements	102	323	110

Total general and administrative expense	42,354	40,612	35,348

Income before income taxes	46,371	38,083	29,103
Income tax provision	17,863	15,384	12,270

Net income	$28,508	$22,699	$16,833

Basic earnings per share(1)	$2.47	$2.37	$2.12

Diluted earnings per share(1)	$2.28	$1.92	$1.48

Weighted average basic shares outstanding(1)	11,527	9,573	7,937

Weighted average diluted shares outstanding(1)	12,518	11,837	11,348

(1)	Reflects a 3-for-2 stock split in the form of a 50% stock dividend.

See accompanying Notes to Consolidated Financial Statements

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Capital in		Accumulated
			Excess of		Other
	Number of		Par Value —		Comprehensive			Total
	Common	Common	Common	Retained	Income/(Loss)		Treasury	Stockholders’	Comprehensive
	Shares(1)	Stock	Stock	Earnings	Plan		Stock	Equity	Income
(In thousands)
Balance at January 1, 2001	7,763	56	42,095	65,602	—		(3,592)	104,161
Exercised stock options	126	—	443	—	—		—	443
Exercised warrants	403	3	15	—	—		—	18
Tax benefit for stock options exercised	—		1,971	—	—		—	1,971
Treasury stock	(252)		—	—	—		(2,977)	(2,977)
Net income	—	—	—	16,833	—		—	16,833	$16,833

Comprehensive income	—	—	—	—	—		—	—	$16,833

Balance at December 31, 2001	8,040	59	44,524	82,435	—		(6,569)	120,449
Exercised stock options	159	2	1,121	—	—		—	1,123
Exercised warrants	1,926	13	2,720	—	—		—	2,733
Tax benefit for stock options exercised	—	—	729	—	—		—	729
Treasury stock	(942)	—	—	—	—		(18,176)	(18,176)
Stock issued for acquisition of First Fidelity	1,899	12	31,993	—	—		—	32,005
Net income	—	—	—	22,699	—		—	22,699	$22,699
Other comprehensive income Unrealized gain (loss) on investment securities available-for-sale, net of tax	—	—	—	—	1,504	(2)	—	1,504	1,504

Comprehensive income	—	—	—	—	—		—	—	$24,203

Balance at December 31, 2002	11,082	$86	$81,087	$105,134	$1,504		$(24,745)	$163,066

Exercised stock options	221	1	1,591	—	—		—	1,592
Exercised warrants	752	6	252	—	—		—	258
Tax benefit for stock options exercised	—	—	1,430	—	—		—	1,430
Treasury stock	(326)	—	—	—	—		(7,126)	(7,126)
Net income	—	—	—	28,508	—		—	28,508	$28,508
Stock dividend	—	45	—	(45)	—		—	—
Other comprehensive (loss)/income, net Unrealized (loss)/gain on investment securities available-for-sale, net of tax	—	—	—	—	(2,454	)(2)	—	(2,454)	(2,454)

Comprehensive (loss)/income	—	—	—	—	—		—	—	$26,054

Balance at December 31, 2003	11,729	$138	$84,360	$133,597	$(950)		$(31,871)	$185,274

(1)	Number of common shares reflects a 3-for-2 stock split in the form of a 50% dividend

		December 31, 2003	December 31, 2002

(2)	Other comprehensive loss, before tax:
	Unrealized net holding (loss)/gain on available-for-sale investment securities	$(4,125)	$2,639
	Reclassification adjustment of net gains included in income	(102)	—

	Other comprehensive (loss)/gain, before tax	(4,227)	2,639
	Tax effect	1,773	(1,135)

	Other comprehensive (loss)/gain, net of tax	$(2,454)	$1,504

See Accompanying Notes to Consolidated Financial Statements

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001
(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$28,508	$22,699	$16,833
Adjustments to reconcile net income to cash provided
by operating activities:
Deferred income tax	1,211	(3,124)	(1,838)
Provision for credit losses on loans	500	870	3,400
Net gain on sale of investments	(102)	(136)	—
Net (gain)/loss from sale of loans	(95)	(24)	110
Net loss/(gain) from sale of real estate owned	6	(87)	(106)
Net loss on extinguishment of debt	—	1,203	—
Loan fee and discount amortization (accretion)	2,070	1,377	(2,341)
Depreciation and amortization	5,845	3,519	2,750
Retirement of fixed assets	156	—	—
FHLB dividends	(1,495)	(1,646)	(1,206)
Decrease in accrued interest receivable	1,653	648	1,363
(Increase)/decrease in other assets	(26,189)	51,447	798
(Decrease)/increase in other liabilities	(1,214)	67	1,647

Net cash provided by operating activities	10,854	76,813	21,410

Cash Flows from Investing Activities:
Loans:
New loans funded	(1,055,722)	(688,283)	(666,368)
Payoffs and principal payments	1,039,196	878,725	592,617
Sales proceeds	14,696	10,891	27,765
Purchases	(43,083)	(78,947)	(55,458)
Other, net	1,648	(877)	(3,018)
Activity in available-for-sale investment securities:
Purchases	(365,806)	(258,749)	—
Sales proceeds	123,985	39,373	—
Principal payments	120,014	18,215	—
Purchases of FHLB stock	(8,023)	—	(2,528)
Redemption of FHLB stock	6,034	—	—
Real estate owned:
Sales proceeds	2,242	1,399	2,969
Capitalized costs	—	—	(4)
Office property and equipment:
Additions	(2,211)	(2,126)	(1,414)
Acquisition of First Fidelity, net of cash acquired	—	(24,836)	—

Net cash used in investing activities	(167,030)	(105,215)	(105,439)

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Years Ended December 31,

	2003	2002	2001
(Dollars in thousands)
Cash Flows from Financing Activities:
Deposit activity, net	$59,754	$13,272	$(15,211)
FHLB advances:
Net increase /(decrease) in FHLB advances	98,700	(56,903)	100,000
Prepayment fees	(1,022)	—	—
Net proceeds from exercise of stock options and warrants	1,850	3,856	461
Reduction in Senior Notes	—	(27,381)	(13,580)
Proceeds from Capital Securities	—	37,000	14,000
Purchases of Treasury Stock	(7,126)	(18,176)	(2,977)

Net cash provided by/(used in) financing activities	152,156	(48,332)	82,693

Net decrease in cash and cash equivalents	(4,020)	(76,734)	(1,336)
Cash and cash equivalents, beginning of period	21,849	98,583	99,919

Cash and cash equivalents, end of period	$17,829	$21,849	$98,583

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$60,360	$63,089	$85,241
Income taxes, net	16,050	14,900	10,500
Non-cash investing and financing activities:
Tax benefit for exercised stock options	1,430	729	1,971
Retirement of assets	156
Transfer of loan to REO	2,248
Reclassification of reserves for unfunded commitments to other liabilities	1,393
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

Principles of Consolidation

      The consolidated financial statements include the accounts of Hawthorne Financial Corporation and its wholly owned subsidiaries, Hawthorne Savings, F.S.B. and its wholly owned subsidiary, HS Financial Services Corporation, (“Bank”) and HFC Capital Trust I, HFC Capital Trust II, HFC Capital Trust III and HFC Capital Trust IV, which are collectively referred to herein as the “Company.” All significant intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to the prior years’ consolidated financial statements to conform with the current year’s presentation.

Nature of Operations

      The Company, through its only operating segment (the Bank), is principally engaged in the business of attracting deposits from the general public and using those deposits, together with borrowings and other funds, to originate primarily residential and income property real estate loans, as well as loans for the construction of such properties. The Company’s principal sources of revenue are interest earned on mortgage loans and investment securities, as well as fees generated from various deposit account services and miscellaneous loan processing activities. The Company’s principal expenses are interest paid on deposit accounts and borrowings and other costs necessary to operate the Company.

Use of Estimates in the Preparation of Financial Statements

      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant estimates include the allowance for credit losses. Other estimates include the fair value of investment securities, impairment of intangibles, if required, and contingent liabilities related to litigation, as needed, and stock options.

Cash and Cash Equivalents

      In the consolidated statements of financial condition and cash flows, cash and cash equivalents include cash, amounts due from banks and overnight investments. Office of Thrift and Supervision (“OTS”) regulations no longer require a savings association to maintain an average daily balance of liquid assets.

Investment Securities

      Investment securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. Securities not classified as held-to-maturity or trading, with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, in other comprehensive income, as part of stockholders’ equity.

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

Loans Receivable

      Loans are carried at the principal amount outstanding, net of deferred loan fees/costs and premiums/discounts. Net deferred loan fees and costs include deferred unamortized fees, less direct incremental loan origination costs. The Company defers all loan fees and costs, net of allowable direct costs associated with originating loans, and recognizes these net deferred fees/costs into interest revenue as a yield adjustment over the term of the loans using the interest method for permanent loans. When a loan is paid off, any unamortized net deferred fees/costs are recognized in interest income.

      Interest on loans, including impaired loans, is recognized in revenue as earned and is accrued only if deemed collectible. The Company generally ceases to accrue interest on a loan when: 1) principal or interest has been contractually delinquent for a period of 90 days or more, unless the loan is both well secured and in the process of collection; or, 2) full collection of principal and/or interest is not reasonably assured. In addition, classified construction loans for which interest is being paid from interest reserve loan funds, rather than the borrower’s own funds may also be placed on nonaccrual status. A nonaccrual loan may be restored to accrual status when delinquent principal and interest payments are brought current, the loan is paying in accordance with its payment terms for a period, typically between 3 to 6 months, and future monthly principal and interest payments are expected to be collected.

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

      As of December 31, 2003, the Bank classified its loans as held-for-investment, as the Bank’s intent and ability was to hold these loans in their portfolio until maturity.

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

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Bank maintains an allowance for credit losses, GVA, which is not tied to individual loans or properties. GVAs are maintained for each of the Bank’s principal loan portfolio components and supplemented by periodic additions through provisions for credit losses. In measuring the adequacy of the Bank’s GVA, management considers 1) the Bank’s historical loss experience for each loan portfolio component and in total, 2) the historical migration of loans within each portfolio component and in total, 3) observable trends in the performance of each loan portfolio component, and 4) additional analyses to validate the reasonableness of the Bank’s GVA balance, such as the FFIEC Interagency “Examiner Benchmark” and review of peer information. The GVA includes an unallocated amount, based upon management’s evaluation of various conditions, such as general economic and business conditions affecting our key lending areas, the effects of which may not be directly measured in the determination of the GVA formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio components. Management currently intends to maintain an unallocated allowance, in the range of between 3% and 5% of the total GVA, for the inherent risk associated with imprecision in estimating the allowance, and an additional amount of up to approximately 5% of the total GVA to account for the economic uncertainty in Southern California until economic or other conditions warrant a reassessment of the level of the unallocated GVA. However, if economic conditions were to deteriorate beyond the weaknesses currently identified by management, it is possible that the GVA would be deemed insufficient for the inherent losses in the loan portfolio and further provision might be required. This could negatively impact earnings for the relevant period.

Real Estate Owned

      Properties acquired through foreclosure, or deed in lieu of foreclosure REO, are transferred to REO and carried at the lower of cost or estimated fair value less the estimated costs to sell the property (“fair value”). The fair value of the property is based upon a current appraisal. The difference between the fair value of the real estate collateral and the loan balance at the time of transfer is recorded as a loan charge-off if fair value is lower. Subsequent to foreclosure, management periodically performs valuations and the REO property is carried at the lower of carrying value or fair value, less estimated costs to sell. The determination of a property’s estimated fair value incorporates 1) revenue projected to be realized from disposal of the property, 2) construction and renovation costs, 3) marketing and transaction costs and 4) holding costs (e.g., property taxes, insurance and homeowners’ association dues). Any subsequent declines in the fair value of the REO property after the date of transfer are recorded through a write-down of the asset. In accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” if the Bank originates a loan to facilitate, revenue recognition upon disposition of the property is dependent upon the sale having met certain criteria relating to

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the buyer’s initial investment in the property sold. Gains and losses from sales of real estate owned properties are reflected in “Income from real estate operations, net” in the consolidated statements of income.

Office Property and Equipment

      The Company’s property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the various classes of assets. The ranges of useful lives for the principal classes of assets are as follows:

Buildings	10 - 20 years
Computers and related software	3 years
Facsimiles, copiers and printers	3 - 7 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of 5 years or term of lease
Automobiles	3 years

Business Combinations, Goodwill and Acquired Intangible Assets

      On August 23, 2002, the Company acquired all of the assets and liabilities of First Fidelity Bancorp, Inc. (“First Fidelity”). This acquisition was accounted for under the purchase method of accounting, and accordingly, all assets and liabilities were adjusted to and recorded at their estimated fair values as of the acquisition date. Goodwill and other intangible assets represent the excess of purchase price over the fair value of net assets acquired by the Company. In accordance with SFAS No. 141, the Company recorded goodwill to the extent the purchase price of the acquisition exceeded the acquired net identifiable assets and intangible assets.

      As a result of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminates amortization of goodwill, the Company is required to evaluate goodwill annually, or more frequently if impairment indicators arise. There were no changes in the carrying amount of goodwill during 2003. The Company’s intangible assets, other than goodwill, are amortized over their estimated useful lives.

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

Parent Company

      During the twelve months ended December 31, 2002, the Company repurchased the balance of its 12.5% Senior Notes, the majority of which were redeemed on December 31, 2002 at the call premium of 106.25%. The repurchases resulted in recognition of the call premium and unamortized prepaid offering costs of $1.9 million, or $0.09 per diluted share during the fourth quarter, and $2.1 million, or $0.10 per diluted share during the year. See “Note 12 — Capital and Debt Offerings.”

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

Treasury Stock

      The Company applies the cost method of accounting for treasury stock. The cost method requires the Company to record the cost of reacquiring stock as a deduction from total capital. The treasury stock account is debited for the cost of the shares acquired and will be credited upon reissuance at cost on a first-in-first-out basis. If the treasury shares are reissued at a price in excess of acquisition cost, the excess will be credited to capital in excess of par value from treasury stock. If the treasury shares are reissued at less than acquisition cost, the deficiency will be treated first as a reduction of any capital in excess of par related to previous reissuances or retirements. If the balance in capital in excess of par value from treasury stock is insufficient to absorb the deficiency, the remainder is recorded as a reduction of retained earnings; however, the Company has not yet reissued any of its treasury stock.

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

Recent Accounting Pronouncements

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” that, among various topics, eliminated the requirement that all forms of gains or losses on debt extinguishments be reported as extraordinary items. The provision of SFAS No. 145 related to the extinguishment of debt will be effective for fiscal years beginning after May 15, 2002. The Company adopted this statement as of January 1, 2003. Adoption of this statement did not have a significant impact on the financial position, results of operations, or cash flows of the Company, but it did have an impact on the presentation of the results of operations.

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

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined whether it will adopt the fair value based method of accounting for stock-based employee compensation.

      In November 2002, the FASB issued Interpretation (FIN) No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Other”, an interpretation of SFAS Nos. 5, 57 and 107, and rescission of FIN No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of such interpretation did not have a material impact on the results of operations, financial position or cash flows.

      In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic companies. The adoption of SFAS No. 150 did not have a significant impact on the financial statements of the Company.

      In December 2003, the FASB issued Statement of Financial Accounting Standard No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS 132R”), that replaces existing FASB disclosure requirements for pensions and other postretirement benefit plans. SFAS 132R requires companies to provide more complete details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. In addition to expanded annual disclosures, the standard improves information available to investors in interim financial statements. SFAS 132R is effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003. The adoption of SFAS 132R did not have a material impact on the Company’s financial statements. See “Note 11 — Stockholders’ Equity — Employee Benefit Plans.”

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin (“ARB”) No. 51. In December 2003, the FASB revised FIN 46 and codified certain FASB Staff Positions previously issued for FIN 46 (“FIN 46R”). The objective of FIN 46 as originally issued, and as revised by FIN 46R, was to improve financial reporting by companies involved with variable interest entities. Prior to the effectiveness of FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changed that standard by requiring a variable interest entity to be consolidated by a company if that company was subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after December 15, 2003. The provisions of FIN 46R are required to be adopted by the Company prior to the first reporting period that ends after

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 15, 2004. The adoption of FIN 46 did not have, and the adoption of FIN 46R is not expected to have, a significant impact on the financial position, results of operations, or cash flows of the Company.

      In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between the contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004. Although the Company anticipates that the implementation of SOP 03-3 will require significant loan system and operational changes to track credit related losses on loans purchased starting in 2005, it is not expected to have a significant effect on the Consolidated Financial Statements.

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

Earnings Per Share Calculation

      The Company presents earnings per share (“EPS”) under 2 formats: Basic and Diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as “in the money” stock options and warrants, were exercised or converted into common stock.

      The table below sets forth the Company’s earnings per share calculations for the years ended December 31, 2003, 2002 and 2001. In the following table, 1) “Warrants” refers to the Warrants issued by the Company in December 1995, which are currently exercisable, and which expire December 11, 2005, and 2) “Options” refer to stock options previously granted to employees of the Company and which were

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding at each measurement date. See “Note 11 — Stockholders’ Equity” and “Note 12 — Capital and Debt Offerings.”

	Years Ended December 31,

	2003	2002	2001
(In thousands, except per share data)
Weighted average shares outstanding:
Basic	11,527	9,573	7,937
Warrants	754	2,142	3,513
Options(1)	955	959	881
Less: Treasury stock(2)	(718)	(837)	(983)

Diluted	12,518	11,837	11,348

Net income	$28,508	$22,699	$16,833

Basic earnings per share	$2.47	$2.37	$2.12
Diluted earnings per share	$2.28	$1.92	$1.48

(1)	Excludes 56,958, 98,781 and 18,125 options outstanding for the year ended December 31, 2003, 2002 and 2001, respectively, for which the exercise price exceeded the average market price of the Company’s common stock during the periods.

(2)	Under the treasury stock method, it is assumed that the Company will use proceeds from the pro forma exercise of the Warrants and Options to acquire actual shares currently outstanding, including the amount of tax benefits associated with the exercise of nonqualified options, thus increasing treasury stock. In this calculation, treasury stock was assumed repurchased at the average closing stock price for the respective period.

Book Value Calculations

	At December 31,

	2003	2002	2001
(In thousands, except per share data)
Period-end shares outstanding:
Basic	11,729	11,082	8,040
Warrants	547	1,343	3,269
Options(1)	911	899	954
Less: Treasury Stock(2)	(630)	(719)	(969)

Diluted	12,557	12,605	11,294

Basic book value per share	$15.80	$14.71	$14.98

(1)	There were no options outstanding at December 31, 2003 that exceeded the average market price at period-end. There were 247,875 and 22,500 options outstanding at December 31, 2002 and 2001, respectively, for which the exercise price exceeded the average market price of the Company’s common stock at period-end.

(2)	Under the treasury stock method, it is assumed that the Company will use proceeds from the pro forma exercise of the Warrants and Options to acquire actual shares currently outstanding, including the amount of tax benefits associated with the exercise of nonqualified options, thus increasing treasury stock. In this calculation, treasury stock was assumed repurchased at the average closing stock price for the respective period.

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Plans

      SFAS No. 123, “Accounting for Stock-Based Compensation,” permits entities to apply the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), and related interpretations. SFAS No. 123 requires proforma disclosure of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in this statement had been applied. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price, rather than recognizing the fair value of all stock-based awards on the date of grant as compensation expense over the vesting period. The Company has elected to apply the provisions of APB 25 and provide the proforma disclosure requirements.

      If compensation costs for the Stock Incentive Plan and Stock Option Plans had been determined based on the fair value at the grant date for awards in 2003, 2002 and 2001, consistent with the provisions of SFAS No. 123, the Company’s net income and net earnings per share would have been reduced to the proforma amounts as follows.

	Years Ended December 31,

	2003	2002	2001
(Dollars in thousands, except per share data)
Net income:
As reported	$28,508	$22,699	$16,833
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,126)	(2,037)	(246)

Proforma	$27,382	$20,662	$16,587
Basic earnings per share:
As reported	$2.47	$2.37	$2.12
Proforma	$2.38	$2.16	$2.09
Diluted earnings per share:
As reported	$2.28	$1.92	$1.48
Proforma	$2.19	$1.75	$1.46
Weighted average fair value of options granted during the year, at date of grant	$12.81	$8.69	$4.23

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

	Years Ended December 31,

	2003	2002	2001

Dividend yield	n/a	n/a	n/a
Expected life	6 months to 5 years	6 months to 5 years	6 months to 5 years
Expected volatility	60.48%	68.00%	61.12%
Risk-free interest rate	3.13%	1.76%	3.38%

Note 2 — Cash and Cash Equivalents

      The table below reflects cash and cash equivalents for the dates indicated.

	December 31,

	2003	2002
(Dollars in thousands)
Cash and due from banks	$17,829	$21,849

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Investment Securities

      The table below sets forth the net balance at cost, which includes the related premium/discount associated with acquiring the investment, and fair value of available-for-sale investment securities, with gross unrealized gains and losses.

		Gross	Gross
	Net Balance	Unrealized	Unrealized	Fair
	at Cost	Gains	Losses	Value
(Dollars in thousands)
As of December 31, 2003
Investment securities available-for-sale:
Mortgage-backed securities	$305,491	$1,169	$2,354	$304,306
Collateralized mortgage obligations (CMO)	77,384	389	792	76,981

Total	$382,875	$1,558	$3,146	$381,287

As of December 31, 2002
Investment securities available-for-sale:
Mortgage-backed securities	$145,294	$1,541	$—	146,835
Collateralized mortgage obligations (CMO)	119,663	1,154	56	120,761

Total	$264,957	$2,695	$56	$267,596

      The following table reflects the Company’s gross unrealized losses and fair value of available-for-sale investment securities, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003.

	Less Than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$196,475	$2,354	$—	$—	$196,475	$2,354
Collateralized mortgage obligations (CMO)	39,729	792	—	—	39,729	792

Total	$236,204	$3,146	$—	$—	$236,204	$3,146

      The unrealized positions on our mortgage-backed securities and collateralized mortgage obligations are purely a function of the volatility with interest rates in 2003, as they have no credit risk in that they are all rated AAA by Standard & Poors, redeem at maturity or when called at par and have the implicit guarantee of the United States Treasury.

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The table below sets forth the net balance at cost and fair value of available-for-sale debt securities by contractual maturity at December 31, 2003.

	Available-for-Sale

	Net Balance	Fair	Weighted Average
	at Cost	Value	Yield(1)
(Dollars in thousands)
Investment securities
Investment securities available-for-sale:
After 5 years through 10 years	$107,533	$107,687	3.73%
Over 10 years	275,342	273,600	3.78%

Total	$382,875	$381,287	3.77%

(1)	Weighted average yield at December 31, 2003 is based on a projected yield using prepayment assumptions in calculating the amortized cost of the securities.

      Proceeds from the sale of available-for-sale investment securities during 2003 and 2002 were $124.0 million and $39.4 million, respectively. The Company realized a net gain of $101.7 thousand on the sale of various investment securities ($419.3 thousand in gains and $317.6 thousand in realized losses) for 2003, compared with a net gain of $135.5 thousand ($13 thousand in realized losses) for 2002. The Company held no investment securities during 2001.

      Fifty-one securities with net balances at cost and fair value of $277.6 million and $275.9 million, respectively, at December 31, 2003 were pledged to secure FHLB advances of $274.3 million. At December 31, 2002, 2 securities with net balances at cost and fair value of $4.9 million were pledged to secure a FHLB advance of $5.0 million.

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Loans Receivable

      The Bank’s loan portfolio consists primarily of loans secured by real estate located in the coastal counties of Southern California. The table below sets forth the composition of the Company’s loan portfolio as of the dates indicated.

	December 31,

	2003	2002
(Dollars in thousands)
Single family residential	$867,489	$854,220
Income property:
Multi-family	764,421	690,137
Commercial	315,951	391,538
Development:(1)
Multi-family	140,143	85,655
Commercial	20,442	49,314
Single family construction:
Single family residential(2)	153,080	114,637
Land(3)	44,356	32,612
Other	11,009	10,978

Gross loans receivable(4)	2,316,891	2,229,091
Less:
Undisbursed funds	(142,841)	(90,596)
Deferred costs, net	13,602	11,069
Allowance for credit losses	(33,538)	(35,309)

Net loans receivable	$2,154,114	$2,114,255

(1)	Predominantly loans to finance the construction of income-producing improvements.

(2)	Predominantly loans for the construction of individual and custom homes.

(3)	The Company expects that a majority of these loans will be converted into construction loans, and the land-secured loans repaid with the proceeds of these construction loans, within 12 months.

(4)	Gross loans receivable includes the principal balance of loans outstanding, plus outstanding but unfunded loan commitments, predominantly in connection with construction loans. Includes amortization of $1.5 million and $0.8 million of the net premium associated with the loans acquired from First Fidelity for the years ended December 31, 2003 and December 31, 2002, respectively.

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The table below summarizes the maturities for fixed rate loans and the repricing intervals for adjustable rate loans as of December 31, 2003.

	Principal Balance

	Fixed Rate	Adjustable Rate	Total
(Dollars in thousands)
Interval
<3 months	$3,603	$1,152,896	$1,156,499
>3 to 6 months	8,065	524,274	532,339
>6 to 12 months	13,405	62,805	76,210
>1 to 2 years	9,844	62,701	72,545
>2 to 5 years	24,690	359,761	384,451
>5 to 10 years	28,816	12,468	41,284
>10 to 20 years	12,713	8,377	21,090
More than 20 years	32,473	—	32,473

Gross loans receivable	$133,609	$2,183,282	$2,316,891

      The contractual weighted average interest rate on loans at December 31, 2003 and 2002 was 5.74% and 6.82%, respectively.

      The table below summarizes nonaccrual loans for the dates indicated.

	December 31,

	2003	2002
(Dollars in thousands)
Single family residential	$8,879	$2,262
Income property:
Multi-family	—	798
Commercial	—	2,761
Development	—	1,697
Land	—	153
Other	6	4

Total(1)	$8,885	$7,675

(1)	At December 31, 2003 and 2002, nonaccrual loans included 3 loans totaling $3.6 million, and 3 loans totaling $0.6 million, respectively, in bankruptcy. There were no troubled debt restructured loans (“TDRs”) on nonaccrual status at December 31, 2003 and December 31, 2002. Excludes $2.3 million and $2.5 million of TDRs that were paying in accordance with their modified terms at December 31, 2003 and 2002, respectively.

      The interest income recognized on loans that were on nonaccrual status at December 31, 2003, 2002 and 2001, was $0.2 million, $0.1 million and $0.2 million, respectively. If these loans had been performing for the entire year, the income recognized would have been $0.7 million, $0.4 million and $1.8 million for 2003, 2002 and 2001, respectively.

      The table below summarizes the amounts of interest income that would have been recognized on TDRs had borrowers paid at the original loan interest rate throughout each of the years below, the interest income that would have been recognized based upon the modified interest rate, and the interest income that was included in the consolidated statements of income for the periods indicated. For this purpose, a TDR is a loan with respect to which, due to borrowers’ financial difficulty and/or collateral impairment, 1) the original

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest rate was changed for a defined period of time, 2) the loan’s maturity was extended and/or 3) the Company agreed to suspend principal or interest payments for a defined period of time.

	Principal	Original	Modified	Recognized
	Balance	Interest	Interest	Interest
(Dollars in thousands)
Year ended December 31, 2003:
Permanent loans	$2,310	$250	$148	$148

Year ended December 31, 2002:
Permanent loans	$2,468	$239	$153	$153

Year ended December 31, 2001:
Permanent loans	$4,702	$469	$381	$381

      The table below summarizes the activity within the allowance for credit losses on loans for the periods indicated.

	Year Ended December 31,

	2003	2002	2001
(Dollars in thousands)
Balance, beginning of year	$35,309	$30,602	$29,450
Acquisition of FFIL Reserve	—	7,189	—
Provision for credit losses	500	870	3,400
Reserve for loan commitments(1)	(1,393)	—	—
Charge-offs	(934)	(3,387)	(2,358)
Recoveries	56	35	110

Balance, end of year	$33,538	$35,309	$30,602

(1)	During 2003 $1.4 million in reserves for unfunded commitments were reclassified to other liabilities.

      Management believes the level of allowance for credit losses on loans is adequate to absorb losses inherent in the loan portfolio; however, circumstances might change which could adversely affect the performance of the loan portfolio, resulting in increasing loan losses which cannot be reasonably predicted at December 31, 2003.

      The recorded investment in loans considered to be impaired under SFAS No. 114, as amended by SFAS No. 118, at December 31 was as follows.

	At or for Year Ended December 31,

	2003	2002	2001
(Dollars in thousands)
Impaired loans with specific valuation allowances	$—	$2,165	$18,554
Impaired loans without specific valuation allowances	11,195	7,814	5,679
Total allowance allocated to impaired loans	(1,551)	(1,720)	(3,870)

Total impaired loans, net of allowance	$9,644	$8,259	$20,363

Average investment in impaired loans	$9,424	$12,452	$31,300
Interest income recognized on impaired loans(1)	$313	$384	$1,030

(1)	Income recorded utilizing the cash basis method of accounting was zero for 2003, 2002 and 2001.

      There were 9 loans amounting to $8.4 million that were deemed impaired in 2003, which consisted primarily of 4 single family residential loans totaling $7.5 million or 89.7% of impaired loans. In January 2004,

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Bank foreclosed on 1 of these SFR loans, resulting in an REO in the amount of $1.9 million and a charge-off of $0.1 million which was previously reserved as a specific allowance.

      The table below reconciles the principal balance of impaired loans and TDRs for the dates indicated.

	December 31,

	2003	2002
(Dollars in thousands)
Total impaired loans	$11,195	$9,979
Impaired loans 90 days or more delinquent	(4,892)	(5,052)

	6,303	4,927
Impaired loans which are not TDRs	(3,993)	(2,459)

Total TDRs(1)	$2,310	$2,468

(1)	There were no classified TDRs at December 31, 2003 and December 31, 2002.

Concentrations of Credit Risk

      At December 31, 2003, the Bank’s loans-to-one-borrower limit was $36.0 million based upon the 15% of unimpaired capital and surplus measurement. At December 31, 2003, the Bank’s 2 largest lending relationships had outstanding commitments of $20.9 million, which consisted of 10 loans secured by multi-family real estate, and $21.7 million, which consisted of 6 loans with $20.9 million and $0.8 million secured by income property development and multi-family real estate, respectively. These loans were performing in accordance with their terms.

      Approximately 97.2% and 96.7% of the Bank’s loan portfolio were concentrated in Southern California at December 31, 2003 and 2002, respectively.

Note 5 — Real Estate Owned

      Real estate acquired in satisfaction of loans is transferred to REO at the lower of the carrying value or the estimated fair value, less the estimated costs to sell the property. The difference between the fair value of the real estate collateral and the loan balance at the time of transfer is recorded as a charge-off, if fair value is lower. Any subsequent declines in the fair value of the REO after the date of transfer are recorded through a write-down of the asset. The Company held no REO properties at December 31, 2003 and 2002.

      The following table sets forth the costs and revenues attributable to the Company’s REO properties for the periods indicated.

	Years Ended
	December 31,

	2003	2002	2001
(Dollars in thousands)
(Loss)/income associated with REO:
Repairs, maintenance, renovation and other	$(51)	$(21)	$(32)
Net (loss)/income from sales of REO	(6)	87	106
Property operations, net	6	5	131

(Loss)/income from real estate owned, net	$(51)	$71	$205

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Office Property and Equipment — At Cost

      The following table summarizes property and equipment for the dates indicated.

	December 31,

	2003	2002
(Dollars in thousands)
Office buildings	$1,210	$1,188
Furniture and equipment	8,461	7,507
Computer hardware/ software	5,089	5,273
Leasehold improvements	4,740	4,573

Total	19,500	18,541
Less:
Accumulated depreciation and amortization	(14,395)	(13,625)

	5,105	4,916
Land	190	190

Net	$5,295	$5,106

      The Company recognized $1.9 million, $1.4 million and $2.0 million of depreciation and amortization expense related to office property and equipment for the years ended December 31, 2003, 2002, and 2001, respectively.

Note 7 —	Business Combinations, Goodwill and Acquired Intangible Assets

      On August 23, 2002, the Company acquired all of the assets and liabilities of First Fidelity. Prior to the acquisition, First Fidelity served Orange and San Diego counties through their 4 branch offices. First Fidelity was a real estate secured lender with 55% of its loans being secured by multi-family residential properties and 45% of its loans secured by commercial properties.

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

      As a result of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminates amortization of goodwill, the Company is required to evaluate goodwill annually, or more frequently if impairment indicators arise. There were no changes in the carrying amount of goodwill during 2003. The Company’s intangible assets, other than goodwill, are amortized over their estimated useful lives.

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

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the Company’s intangible assets as of December 31, 2003.

		Accumulated Amortization
	Gross	for the Year
	Carrying Amount(1)	Ended December 31, 2003
(In thousands)
Intangible Assets:
Core deposit intangible — checking	$876	$268
Core deposit intangible — savings	648	280

Total intangible assets	$1,524	$548

(1)	Reflects original amount at the time of acquisition.

      The Company’s only intangible assets that are currently being amortized are core deposit intangibles, with $412 thousand and $136 thousand in amortization expense charged to operating expense for the twelve months ended December 31, 2003 and 2002, respectively.

      The following table summarizes estimated future amortization expense on core deposit intangibles.

Future
For the Years	Amortization
Ended December 31,	Expense

(In thousands)
2004	$355
2005	216
2006	156
2007	72
2008 and thereafter	177

A-24

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Deposits

      The table below summarizes the Company’s deposit portfolio by original term, weighted average interest rates (“WAIR”) and weighted average remaining maturities in months (“WARM”) as of the dates indicated.

	December 31, 2003				December 31, 2002

	Balance(1)	Percent	WAIR	WARM	Balance(1)	Percent	WAIR	WARM
(Dollars in thousands)
Transaction accounts:
Noninterest-bearing checking	$51,670	3.00%	—	—	$39,818	2.39%	—	—
Check/ NOW	86,579	5.03%	0.65%	—	77,648	4.67%	1.69%	—
Passbook	75,374	4.38%	1.07%	—	64,662	3.89%	1.60%	—
Money Market	506,182	29.38%	1.88%	—	455,218	27.38%	2.33%	—

Total transaction accounts	719,805	41.79%			637,346	38.33%

Certificates of deposit:
7 day maturities	31,754	1.84%	1.10%	—	30,793	1.85%	1.40%	—
Less than 6 months(2)	144,208	8.37%	1.13%	1	116,857	7.03%	1.45%	2
6 months to 1 year(3)	268,634	15.60%	1.51%	3	240,570	14.47%	2.11%	3
1 to 2 years	362,536	21.04%	2.06%	8	426,270	25.63%	2.95%	7
More than 2 years	195,627	11.36%	3.49%	17	210,974	12.69%	4.29%	19

Total certificates of deposit	1,002,759	58.21%			1,025,464	61.67%

Total	$1,722,564	100.00%	1.29%	7	$1,662,810	100.00%	2.51%	8

(1)	Deposits in excess of $100,000, excluding public funds, were 36.8% of total deposits at December 31, 2003, compared to 29.9% of total deposits at December 31, 2002.

(2)	Includes 2 deposits, placed by the State of California with the Bank, totaling $110 million and 3 deposits totaling $95 million at December 31, 2003 and 2002, respectively.

(3)	Includes 3 deposits, placed by the State of California with the Bank, totaling $75 million and 2 deposits totaling $55 million at December 31, 2003 and 2002, respectively.

      The table below summarizes interest expense on deposits, by type of account, for the periods indicated.

	Years Ended December 31,

	2003	2002	2001
(Dollars in thousands)
Checking/NOW	$851	$1,267	$1,246
Passbook	1,004	905	892
Money market	9,629	10,077	8,442
Certificates of deposit(1)	24,068	24,506	49,442

Total	$35,552	$36,755	$60,022

(1)	Includes accretion for the discount associated with the deposits assumed from First Fidelity of $1.6 million and $1.2 million for the years ended December 31, 2003 and 2002, respectively.

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables set forth the remaining maturities of the certificates of deposit outstanding for the periods indicated.

	Certificates of Deposit Outstanding at December 31, 2003

	Three	Over Three	Over Six
	Months or	through Six	through Twelve	Over One
	Less	Months	Months	Year	Total
(Dollars in thousands)
Balances< $100,000
4.00% or less	$193,124	$124,633	$157,682	$69,350	$544,789
4.01% - 5.00%	2,407	1,880	4,089	17,181	25,557
5.01% - 6.00%	826	2,072	445	550	3,893
6.01% - 7.00%	246		499	1,091	1,836
7.01% or more	—	—	—	—	—

	196,603	128,585	162,715	88,172	576,075
Balances> $100,000
4.00% or less	202,852	103,882	58,787	31,010	396,531
4.01% - 5.00%	3,064	1,030	3,002	18,952	26,048
5.01% - 6.00%	100	1,033	223	1,001	2,357
6.01% - 7.00%	696	—	229	823	1,748
7.01% or more	—	—	—	—	—

	206,712	105,945	62,241	51,786	426,684

Total	$403,315	$234,530	$224,956	$139,958	$1,002,759

	Certificates of Deposit Outstanding at December 31, 2003

	2004	2005	2006	2007	2008	Total
(Dollars in thousands)
Balances< $100,000
4.00% or less	$475,438	$43,851	$24,083	$1,251	$166	$544,789
4.01% - 5.00%	8,376	5,934	2,246	8,891	110	25,557
5.01% - 6.00%	3,344	232	291	26	—	3,893
6.01% - 7.00%	745	1,000	91	—	—	1,836
7.01% or more	—	—	—	—	—	—

	487,903	51,017	26,711	10,168	276	576,075
Balances> $100,000
4.00% or less	365,521	21,176	9,412	308	114	396,531
4.01% - 5.00%	7,096	4,610	1,357	12,985	—	26,048
5.01% - 6.00%	1,356	—	437	564	—	2,357
6.01% - 7.00%	925	823	—	—	—	1,748
7.01% or more	—	—	—	—	—	—

	374,898	26,609	11,206	13,857	114	426,684

Total	$862,801	$77,626	$37,917	$24,025	$390	$1,002,759

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 —	FHLB Advances

      A primary alternate funding source for the Bank is a credit line through the FHLB, with a maximum advance of up to 45% of the total Bank assets subject to sufficient qualifying collateral. The FHLB system functions as a source of credit to savings institutions that are members of the FHLB. Advances are secured by the Bank’s mortgage loans, the capital stock of the FHLB owned by the Bank and certain investment securities owned by the Bank. Subject to the FHLB’s advance policies and requirements, these advances can be requested for any business purpose in which the Bank is authorized to engage. In granting advances, the FHLB considers a member’s creditworthiness and other relevant factors. As of December 31, 2003, the net funds available to the Company pursuant to the FHLB borrowing arrangement totaled $254.9 million ($1.16 billion, less the advances outstanding of $697.7 million and the outstanding letters of credit used as collateral for state deposits of $203.5 million). At December 31, 2003, the Bank’s outstanding advances of $697.7 million had a weighted averaged interest rate of 2.75% and a weighted average remaining maturity of 2 years and 7 months.

      The table below summarizes the balance and rate of FHLB advances, excluding discounts on advances associated with the purchase of First Fidelity, for the dates indicated.

	December 31,

	2003		2002

		Average		Average
		Rate at		Rate at
	Principal	Year End	Principal	Year End
(Dollars in thousands)
Original Term:
Overnight	$100,700	0.77%	$40,000	1.30%
<12 Months	180,000	1.09%	—	0.00%
<24 Months	—	0.00%	23,000	4.51%
<36 Months	122,000	2.36%	236,000	2.89%
<60 Months	130,000	4.03%	135,000	5.92%
<84 Months	25,000	4.18%	25,000	4.18%
<120 Months	140,000	5.18%	140,000	5.18%

Total(1)	$697,700	2.75%	$599,000	4.12%

(1)	Excludes discount associated with the First Fidelity acquisition of $0.5 million and $1.2 million at December 31, 2003 and 2002, respectively.

      The following table sets forth the remaining maturities of FHLB advances, excluding discounts on advances associated with the purchase of First Fidelity, as of December 31, 2003.

	Fixed	Adjustable
	Rate	Rate	Total
(Dollars in thousands)
Year
2004	$285,700	$—	$285,700
2005	31,000	—	31,000
2006	86,000	—	86,000
2007	—	—	—
2008	224,000	—	224,000
Thereafter	71,000	—	71,000

	$697,700	$—	$697,700

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the fourth quarter of 2003, the Company successfully completed the exchange of $130 million in FHLB putable advances, extending the maturity of the notes to 60 months, at a weighted average fixed rate of 4.03%, and are callable by the FHLB after 2-3 years.

      The following table summarizes information relating to the Company’s FHLB advances for the periods or dates indicated.

	Year Ended December 31,

	2003	2002	2001
(Dollars in thousands)
Average balance during the year	$579,960	$511,614	$407,836
Average interest rate during the year	3.62%	4.23%	5.07%
Maximum month-end balance during the year	$697,700	$611,500	$484,000
Loans and securities collateralizing the agreements at year end	$1,785,223	$1,567,788	$858,276

Note 10 —	Income Taxes

      The provision for income taxes consist of the following components for the periods indicated.

	Years Ended December 31,

	2003	2002	2001
(Dollars in thousands)
Current income tax expense:
Federal	$13,207	$14,465	$10,752
State	3,445	4,043	3,356

Total current	16,652	18,508	14,108
Deferred income tax (benefit) expense:
Federal	1,354	(1,476)	(594)
State	(143)	(1,648)	(1,244)

Total deferred	1,211	(3,124)	(1,838)

Income tax provision	$17,863	$15,384	$12,270

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The table below summarizes the components of the net deferred income tax assets for the dates indicated.

	December 31,

	2003	2002
(Dollars in thousands)
Deferred income tax liabilities:
Loan fees	$(5,534)	$(5,052)
FHLB stock	(3,869)	(3,923)
Unrealized gain on investment securities	—	(1,414)
Depreciation	(268)	(6)
Other	(1,296)	(3,982)

Total	(10,967)	(14,377)
Deferred income tax assets:
Bad debts	15,410	15,901
Federal NOL	589	589
Unrealized loss on investment securities	638	—
Other	4,960	7,955

Total	21,597	24,445

Deferred tax asset, net	$10,630	$10,068

      The table below summarizes the differences between the statutory income tax and the Company’s effective tax for the periods indicated.

	Years Ended December 31,

	2003	2002	2001
(Dollars in thousands)
Federal income tax	$16,237	$13,272	$10,185
Addition resulting from:
California franchise tax, net of federal income taxes	2,146	1,783	1,880
Other	(520)	329	205

Income tax provision	$17,863	$15,384	$12,270

Note 11 —	Stockholders’ Equity

Employee Benefit Plans

      The Company previously had an Employee Stock Ownership Plan (“ESOP”) that covered substantially all employees over 21 years of age who met minimum service requirements. As of December 15, 1995, the Company froze the ESOP and all accounts became fully vested and nonforfeitable. At December 31, 2003, the ESOP owned 103,649 shares of the Company’s common stock.

      Effective April 1, 1996, the ESOP was amended to include a 401(k) plan. The Company makes a matching contribution equal to 100% of the amount each participant elects to defer up to a maximum of 5% of the participant’s compensation for the calendar quarter. Employees are eligible to participate if they were employed by the Company on March 1, 1996 or thereafter, and have been employed for 6 months, worked at least 500 hours, and are over 21 years of age. Company contributions under the plan were $0.7 million, $0.6 million and $0.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Compensation Plan

      In October 2000, the Bank adopted a Deferred Compensation Plan (“the Plan”) in order to provide specified benefits to a select group of management and highly compensated employees. Under the Plan, participants are allowed to defer up to 100% of their annual salary and bonuses. The Plan was amended in 2003 to permit directors to defer some, or all, of their director fees. The Bank does not currently match participants’ deferrals. The balance in each participants’ deferred compensation account earns interest at a rate equal to the interest rate on 10-Year Treasury notes in effect on the last date of the calendar quarter immediately preceding the valuation date, plus 2.50%. The average interest crediting rate was 6.29%, 7.25% and 7.52%, respectively, for 2003, 2002 and 2001. The salaries that were deferred were $0.7 million, $0.5 million and $0.4 million, respectively, for the years ended December 31, 2003, 2002 and 2001.

Stock Option Plans

      On May 21, 2001, the Company adopted the Hawthorne Financial Corporation 2001 Stock Incentive Plan (“Stock Incentive Plan”), which assumed all outstanding stock options that had previously been issued to directors and employees of the Company under its prior two stock option plans and added 375,000 shares for future grants. The Stock Incentive Plan provides for the grant of incentive and nonqualified stock options and other stock-related compensation to employees, the non-employee directors, consultants and other independent advisors who provide services to the Company. To date, the Company has granted stock options to employees and directors only. At December 31, 2003, the Stock Incentive Plan provides for the issuance of 1,528,350 maximum aggregate shares of Company common stock upon the exercise of awards granted under the plan. The exercise price of any option generally may not be less than the fair market value of the common stock on the date of grant, although under limited circumstances, set forth in the Stock Incentive Plan, the exercise price may be as low as 85% of the fair market value of the Common Stock on the grant date, and the term of any option may not exceed 10 years. As of February 27, 2004, the number of stock options available under the Stock Incentive Plan was 190,386.

      Presented below is a summary of the transactions under the stock option plans described above for the periods indicated.

(Dollars in thousands)	Year Ended December 31,

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding, beginning of year	1,145,850	$12.04	976,576	$8.21	909,450	$6.39
Granted	136,250	23.96	485,100	17.44	309,975	11.63
Exercised	(221,890)	7.18	(158,075)	7.10	(126,225)	3.52
Canceled or expired	(149,085)	16.59	(157,751)	9.88	(116,625)	8.15

Outstanding, end of year	911,125	$14.25	1,145,850	$12.04	976,575	$8.21

Options exercisable, end of year	541,940		418,650		194,726

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The table below summarizes information about stock options outstanding and exercisable at December 31, 2003.

			Exercisable
		Weighted Average
	Number	Remaining Contractual	Number	Weighted Average
Range of Exercise Prices	Outstanding	Life (Years)	Outstanding	Price

$5.34 - $8.01	161,750	4.46	161,750	$5.68
$8.02 - $10.68	112,500	3.56	112,500	$9.64
$10.69 - $13.35	273,150	7.31	181,155	$11.57
$16.02 - $18.69	115,500	8.67	23,100	$17.61
$18.70 - $21.36	15,000	9.39	— (1)	$0.00
$21.37 - $24.03	114,975	8.57	52,935	21.78
$24.04 - $26.70	118,250	9.52	10,500	24.36

	911,125	6.99	541,940	$10.91

(1)	These options were granted in 2003.

Note 12 —	Capital and Debt Offerings

      On December 31, 1997, the Company sold $40.0 million of 12.50% Senior Notes due 2004 (“Senior Notes”) in a private placement (the “1997 Offering”), which included registration rights. Interest on the Senior Notes was payable semi-annually. During 2002, the Company repurchased the balance of its 12.5% Senior Notes, the majority of which were redeemed on December 31, 2002 at the call premium of 106.25%. The Company used proceeds of a $15.0 million private issuance of trust preferred securities, described herein, and excess cash at the holding company to repurchase these notes. The repurchases resulted in $2.1 million of expenses associated with the early retirement of the senior notes in 2002.

      As of December 31, 2003, cumulative repurchases, under the Company’s repurchase program, included 2,100,516 shares at an average price of $15.15.

Capital Securities

      In 2001 and 2002, the Company organized 4 statutory business trusts and wholly owned subsidiaries of the Company (the “Capital Trusts”), which issued an aggregate of $51.0 million of fixed and floating rate Capital Securities. The Capital Securities, which were issued in separate private placement transactions, represent undivided preferred beneficial interests in the assets of the respective Trusts. The Company is the owner of all the beneficial interests represented by the Common Securities of the Capital Trusts (collectively, the “Common Securities” and together with the Capital Securities the “Trust Securities”). The Capital Trusts exist for the sole purpose of issuing the Trust Securities and investing the proceeds thereof in fixed rate and floating rate, junior subordinated deferrable interest debentures issued by the Company and engaging in certain other limited activities. Interest on the Capital Securities is payable semi-annually.

      The provisions of FIN 46R are required to be adopted by the Company prior to the first reporting period that ends after March 15, 2004. The adoption of FIN 46 did not have, and the adoption of FIN 46R is not expected to have, a significant impact on the financial position, results of operations, or cash flows of the Company.

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The table below sets forth information concerning the Company’s Capital Securities as of December 31, 2003.

(Dollars in thousands)
		Date of	Maturity				Current	Call
Ownership	Subsidiary	Issuance	Date	Amount	Rate Cap	Rate	Rate	Date(1)

100%	HFC Capital Trust I	3/28/01	6/8/31	$9,000	N/A	Fixed	10.18%	10 Years
100%	HFC Capital Trust II	11/28/01	12/8/31	5,000	11.00%	LIBOR + 3.75%	4.98%	5 Years
100%	HFC Capital Trust III	4/10/02	4/22/32	22,000	11.00%	LIBOR + 3.70%	4.92%	5 Years
100%	HFC Capital Trust IV	11/1/02	11/15/32	15,000	12.00%	LIBOR + 3.35%	4.62%	5 Years

				$51,000

(1)	Exercise of the call option on any of the capital securities is at par.

Note 13 —	Regulatory Matters

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

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and to average assets (as defined). Management believes, as of December 31, 2003 and 2002, that the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 2003 and 2002, the Bank is categorized as “well capitalized” under the regulatory framework for Prompt Corrective Action (“PCA”) Rules based on the most recent notification from the OTS. There are no conditions or events subsequent to December 31, 2003, that management believes have changed the Bank’s category.

      The following table compares the Bank’s actual capital ratios to those required by regulatory agencies to meet the minimum capital requirements required by the OTS and to be categorized as “well capitalized” under the PCA Rules for the periods indicated.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratios	Amount	Ratios	Amount	Ratios
(Dollars in thousands)
As of December 31, 2003:
Total capital to risk weighted assets	$230,052	12.42%	$148,202	8.00%	$185,252	10.00%
Core capital to adjusted tangible assets	206,767	7.81%	105,851	4.00%	132,314	5.00%
Tangible capital to adjusted tangible assets	206,767	7.81%	36,964	1.50%	n/a	n/a
Tier 1 capital to risk weighted assets	206,767	11.16%	n/a	n/a	111,151	6.00%
As of December 31, 2002:
Total capital to risk weighted assets	$206,175	11.68%	$141,263	8.00%	$176,579	10.00%
Core capital to adjusted tangible assets	183,942	7.46%	98,663	4.00%	123,329	5.00%
Tangible capital to adjusted tangible assets	183,942	7.46%	36,999	1.50%	n/a	n/a
Tier 1 capital to risk weighted assets	183,942	10.42%	n/a	n/a	105,947	6.00%

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 —	Commitments And Contingencies

Litigation

      From time to time, the Company is party to claims and legal proceedings arising in the ordinary course of business. Management evaluates the Company’s and/or the Bank’s exposure to the cases individually and in the aggregate and provides for potential losses on such litigation, if the amount of the loss is estimable and the loss is probable. Management believes that there are no pending litigation matters at the current time that are material. However, litigation is inherently uncertain and no assurance can be given that any current or future litigation will not result in any loss that might be material to the Company.

Lending commitments

      At December 31, 2003, the Company had commitments to fund the undisbursed portion of existing construction and land loans of $129.5 million and income property and estate loans of $1.3 million. The commitments to fund the undisbursed portion of existing lines of credit, excluding construction and land lines of credit, totaled $12.0 million.

      In addition, as of December 31, 2003, the Company had commitments to fund $66.1 million in loans approved by the Bank.

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

      The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Since the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments of these obligations and no liabilities have been recorded for these obligations on its balance sheets as of December 31, 2003.

Leases

      The Company has entered into agreements to lease certain office facilities under noncancelable operating leases that expire at various dates to the year 2013. The leases generally provide that the Company pays common area maintenance expenses (“CAM”), including property taxes, insurance and other items. Current rental commitments, excluding CAM, for the remaining terms of these noncancelable leases as of December 31, 2003 are as follows.

Year	Amount

(Dollars in thousands)
2004	$2,586
2005	2,479
2006	1,134
2007	1,033
2008	995
Thereafter	1,718

$9,945

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Lease expense, excluding CAM expenses, for office facilities was $2.4 million, $2.0 million and $1.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 15 — Off-Balance Sheet Activity

      The Company is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. The financial instruments include letters of credit. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contractual amounts of the commitments reflect the extent of involvement the Company has in the financial instruments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments. There were no outstanding letters of credits issued by the Bank at December 31, 2003 and 2002.

      As of December 31, 2003, the Federal Home Loan Bank issued 5 letters of credit (“LC”) for a total of $203.5 million. The purpose of the LCs is to fulfill the collateral requirements for 5 deposits totaling $185.0 million placed by the State of California with the Bank. The LCs are issued in favor of the Treasurer of the State of California and mature over the next 6 months. The maturities coincide with the maturities of the State’s deposits. There are no issuance fees associated with these LCs; however, a maintenance fee of 15 basis points per annum is paid monthly by the Bank.

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

	Year Ended December 31,

	2003		2002

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
(Dollars in thousands)
Assets:
Cash and cash equivalents	$17,829	$17,829	$21,849	$21,849
Investment securities available-for-sale	381,287	381,287	267,596	267,596
Loans receivables	2,154,114	2,203,610	2,114,255	2,159,032
Investment in FHLB stock	38,189	38,189	34,705	34,705
Accrued interest receivable	9,859	9,859	11,512	11,512
Liabilities:
Deposits:
Noninterest-bearing checking	51,670	51,670	39,818	39,818
Checking/NOW	86,579	86,579	77,648	77,648
Passbook	75,374	75,374	64,475	64,475
Money market	506,182	506,182	455,405	455,405
Certificates of deposit	1,002,759	1,004,891	1,025,464	1,026,818
FHLB advances	697,155	711,197	600,190	625,281
Capital securities	51,000	52,749	51,000	53,160
Accrued interest payable	1,454	1,454	1,514	1,514

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

      The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2003 and 2002. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented.

Note 17 —	Related Parties

      In the ordinary course of business, the Company paid a director-related company for recruitment services. In management’s opinion, the recruitment services were made under terms consistent with the Company’s policies regarding recruitment firms. There were no recruitment fees paid to the director-related company in 2003. Recruitment fees paid to the director-related company in 2002 and 2001, totaled $12 thousand and $100 thousand, respectively.

      The Company does not currently have any related party transactions other than the extension of credit to certain executives in the form of overdraft protection lines, as disclosed herein. In management’s opinion, such overdraft protection lines of credit were made under terms that were consistent with the Company’s normal lending policies.

      During the years ended December 31, 2003, December 31, 2002 and December 31, 2001, there were no loans granted to executive officers and directors. During the year ended December 31, 2000, the Company granted $0.2 million in loans to executive officers and directors. In 2002 and 2001, as stipulated in the deferred compensation loan agreement, the Company forgave $152 thousand and $76 thousand, respectively, of the $0.2 million loan granted in 2000.

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19 — Parent Company Only Financial Statements

      The following parent company only financial statements of Hawthorne Financial Corporation should be read in conjunction with the other Notes to Consolidated Financial Statements.

STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
	2003	2002
(Dollars in thousands)
Assets:
Cash at the Bank and cash equivalents	$3,079	$1,749
Investment in subsidiaries	233,046	209,414
Other assets	3,087	5,912

Total assets	$239,212	$217,075

Liabilities and Stockholders’ Equity:
Liabilities:
Junior subordinated debentures	$52,600	$52,600
Accounts payable and other liabilities	1,338	1,409

Total liabilities	53,938	54,009

Stockholders’ equity	185,274	163,066

Total liabilities and stockholders’ equity	$239,212	$217,075

STATEMENTS OF INCOME

	Years Ended December 31,

	2003	2002	2001
(Dollars in thousands)
Interest revenue from investments	$15	$138	$41
Interest cost	3,116	5,474	4,716

Net interest (cost)/income	(3,101)	(5,336)	(4,675)
Noninterest revenue:
Other non-operating	—	—	95
Operating expense	(1,327)	(3,648)	(1,911)

Loss before income taxes and equity in subsidiaries	(4,428)	(8,984)	(6,491)
Income tax benefit	1,803	3,342	2,706

Income before income taxes	(2,625)	(5,642)	(3,785)
Equity in net earnings of subsidiary	31,133	28,341	20,618

Net Income	$28,508	$22,699	$16,833

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19 — Parent Company Only Financial Statements (continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31

	2003	2002	2001
(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$28,508	$22,699	$16,833
Adjustments:
Equity in net undistributed earnings of subsidiary	(31,133)	(28,341)	(20,618)
Net loss on extinguishment of debt	—	1,203	—
Amortization	291	887	255
Deferred compensation expense	—	152	76
Increase/(decrease) in interest receivable	—	14	—
Decrease/(increase) in other assets	1,511	(2,993)	789
(Decrease)/increase in accounts payable and other liabilities	(71)	1,267	(537)

Net cash used in operating activities	(894)	(5,112)	(3,202)

Cash Flows from Financing Activities:
Net proceeds from exercise of stock options and warrants	1,850	3,856	461
Treasury stock purchases	(7,126)	(18,176)	(2,977)
Cash dividend received	7,500	33,570	6,000
Acquisition of First Fidelity, net of cash acquired	—	(24,836)	—
Reduction in senior notes	—	(27,381)	(13,580)
Proceeds from capital securities	—	37,000	14,000

Net cash provided by financing activities	2,224	4,033	3,904

Net increase/(decrease) in cash and cash equivalents	1,330	(1,079)	702
Cash and cash equivalents, beginning of year	1,749	2,828	2,126

Cash and cash equivalents, end of year	$3,079	$1,749	$2,828

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20 — Quarterly Information (unaudited)

	Three Months Ended for 2003
(Dollars in thousands, except per share data)
	March 31	June 30	September 30	December 31

Interest revenue	$37,589	$35,561	$33,810	$33,519
Interest cost	16,155	15,742	14,164	13,798

Net interest income	21,434	19,819	19,646	19,721
Provision for credit losses	300	100	50	50

Net interest income after provision for credit losses	21,134	19,719	19,596	19,671
Noninterest revenue	1,537	2,152	2,559	2,408
Income/(loss) from real estate owned, net	1	(4)	(48)	—
Noninterest expense:
General and administrative expense	10,938	10,182	10,371	10,761
Other/legal settlements	226	38	(54)	(108)

Total general and administrative expense	11,164	10,220	10,317	10,653

Income before income taxes	11,508	11,647	11,790	11,426
Income tax provision	4,772	4,743	4,614	3,734

Net income	6,736	6,904	7,176	7,692

Basic earnings per share	$0.59	$0.60	$0.62	$0.66

Diluted earnings per share	$0.54	$0.55	$0.57	$0.61

	Three Months Ended for 2002

	March 31	June 30	September 30	December 31
(Dollars in thousands, except per share data)
Interest revenue	$33,369	$31,543	$33,630	$38,652
Interest cost	15,796	15,038	16,019	17,234

Net interest income	17,573	16,505	17,611	21,418
Provision for credit losses	500	170	100	100

Net interest income after provision for credit losses	17,073	16,335	17,511	21,318
Noninterest revenue	1,293	1,195	1,741	2,158
Income from real estate owned, net	69	—	2	—
Noninterest expense:
General and administrative expense	8,061	8,259	10,218	13,751
Other/legal settlements	20	—	198	105

Total general and administrative expense	8,081	8,259	10,416	13,856

Income before income taxes	10,354	9,271	8,838	9,620
Income tax provision	4,452	3,987	3,227	3,718

Net income	$5,902	$5,284	$5,611	$5,902

Basic earnings per share	$0.73	$0.61	$0.54	$0.53

Diluted earnings per share	$0.51	$0.46	$0.46	$0.47

HAWTHORNE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21 —	Subsequent Event

      On January 27, 2004, Hawthorne Financial Corporation (“Hawthorne”) entered into an Agreement and Plan of Reorganization (“Agreement”) with Commercial Capital Bancorp (“CCBI”) and CCBI Acquisition Corporation, pursuant to which Hawthorne will be acquired by CCBI. Under the terms of the agreement, which has been unanimously approved by the Boards of Directors of both companies, shareholders of Hawthorne will receive 1.933 shares of CCBI common stock in exchange for each share of Hawthorne stock. The transaction, which is expected to be a reorganization for tax purposes, values each share of Hawthorne common stock at $37.92, based on CCBI’s closing price of $26.15 on January 27, 2004. The value of the transaction and value of each share of Hawthorne common stock on consummation of the merger may be higher or lower depending on the price of CCBI’s common stock on such date. The transaction is expected to close in the summer of 2004, pending shareholder and regulatory approval and satisfaction of other customary conditions. At December 31, 2003, CCBI had $1.72 billion in total assets, $1.05 billion in total loans, $645.6 million in total deposits and $102.0 million in total equity. At December 31, 2003, Hawthorne had $2.67 billion in total assets, $2.15 billion in total loans, $1.72 billion in total deposits and $185.3 million in total equity.