Form 10-K/A
period 2003-12-31
HAWTHORNE FINANCIAL CORP
filed 2004-03-30
CIK 46267

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1
To
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

     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act.     Yes ☑          No ☐

     The number of shares of Common Stock, par value $0.01 per share, of the Registrant outstanding as of March 1, 2004 was 11,799,221 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

      Hawthorne Financial Corporation (“Company”) files this Amendment No. 1 to its Annual Report on Form 10-K to include Part III, Item 10, Item 11, Item 12, Item 13 and Item 14, and Exhibit 23.1, Independent Auditors’ Consent. A correction was made to fix a clerical error on the signature date on Exhibit 23.1 from March 5, 2004 to March 12, 2004, which reflects the date shown on the manually signed consent.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors

      The following table sets forth certain information concerning the Board of Directors of the Company. Each of the directors of the Company is also a director of Hawthorne Savings, F.S.B. (the “Bank”), a wholly owned subsidiary of the Company.

      In December 1995, the Company sold “investment units” in a private placement offering. Pursuant to an agreement entered into in connection with the offering, the Fort Pitt Fund, L.P. is entitled to recommend one person for nomination by the Board of Directors for election as a director. The Fort Pitt Fund, L.P. recommended Harry F. Radcliffe pursuant to its rights under the unit purchase agreement. In connection with the Agreement and Plan of Merger, Fort Pitt Fund, L.P. agreed to terminate its right to nominate a director.

Name	Age	Director Since

Gary W. Brummett	46	1999
Timothy R. Chrisman	57	1994
Carlton J. Jenkins	48	2002
Simone Lagomarsino	42	1999
Anthony W. Liberati	71	1996
Harry F. Radcliffe	53	1996
Howard E. Ritt	79	1993

Biographical Information

      GARY W. BRUMMETT is a managing director of Peak View Advisors, LLP, formerly known as Brummett Consulting Group, a consulting firm serving the financial services industry since February 1997. Prior to that, he had been Executive Vice President and Chief Operating Officer, of Cal Fed Bancorp, and a member of the Board of Directors of California Federal Bank, where he was employed since April 1985. From 1980 to 1985, Mr. Brummett was employed at KPMG LLP as a certified public accountant. Mr. Brummett served as the Company’s interim Chief Executive Officer from November 17, 1999 to December 7, 1999.

      TIMOTHY R. CHRISMAN has been the President and owner of Chrisman & Company, Inc., an executive search firm specializing in the placement of senior executives in the financial services industry, for more than the past five years. Mr. Chrisman has been Chairman of the Board of the Company and the Bank since February 1996. Mr. Chrisman is also Chairman of MCSi, Inc., a publicly traded computer peripherals and audio-visual supply corporation.

      CARLTON J. JENKINS is a Partner in the Yucaipa Corporate Initiatives Fund, a private equity investment fund focused on partnering with major corporations in the delivery of equity capital into investment opportunities located in underserved communities throughout the United States. Mr. Jenkins was chairman, president and chief executive officer of Founders National Bank of Los Angeles, one of the country’s premier minority-owned financial institutions, from January 1991 to 1999. Mr. Jenkins was a principal and chief executive officer of OneNetNow.com, LLC, an internet company from 1999 until its successful sale in early 2001. Mr. Jenkins served as a director of The Fred Meyer Company and The Kroger Company; and continues to serve as a director of Dryades Bancorp and its subsidiary, Dryades Savings Bank, New Orleans, Louisiana. Mr. Jenkins was a member of the California Board of Education and was a trustee of the University of West Los Angeles School of Law.

      SIMONE LAGOMARSINO has been a director and the President and Chief Executive Officer of the Company and the Bank since December 1999. Prior to that, Ms. Lagomarsino was Executive Vice President and Chief Financial Officer of the Company and the Bank since February 1999. She previously was Executive Vice President and Chief Financial Officer of First Plus Bank from March 1998 to February 1999, Senior Vice President of Imperial Financial Group from March 1997 to March 1998 and Senior Vice President and Chief Financial Officer of Ventura County National Bancorp from March 1995 to March 1997.

      ANTHONY W. LIBERATI was the Chairman of the Board of Directors of MCSi Inc. from May 1996 until his retirement in February 2000. Mr. Liberati retired in 1995 from the Edward J. DeBartolo Corporation, Youngstown, Ohio where he was the Chief Operating Officer. Prior to his appointment as Chief Operating Officer, he was the DeBartolo Corporation’s Chief Financial Officer. Mr. Liberati is a former member of the Board of Directors of DeBartolo Realty Corporation, Youngstown, Ohio, a real estate investment trust. Mr. Liberati is a Limited Partner in the Fort Pitt Fund, L.P.

      HARRY F. RADCLIFFE is an investment manager. He was President and Chief Executive Officer of Fort Pitt Capital Management Corp. from April 1997 through August 2000. From December 1993 through March 1997, Mr. Radcliffe was the President, Chief Executive Officer and a Director of First Home Bancorp, Inc., Pittsburgh, Pennsylvania, and was President and Chief Executive Officer of its subsidiary First Home Savings Bank, F.S.B., from December 1993 and a Director from May 1993 until March 1997. He was a Director and President of First South Savings Association from April 1989 to December 1993, and was its Chief Executive Officer from June 1989 to December 1993 and Director, President and Chief Executive Officer from May 1990 to December 1993. He also was a Director of Home Bancorp, Inc. and Home Savings Bank, F.S.B., Norfolk, Virginia from October 1994 to September 1995. Mr. Radcliffe is a Director of Essex Savings Bank, F.S.B., Virginia Beach, Virginia, FNB Corp., Naples, Florida, and MCSi Inc.

      HOWARD E. RITT retired in 1990 as an Executive Vice President of Sanwa Bank.

Executive Officers

      For information concerning executive officers of the Company, see “Item 4(A). Executive Officers Of The Registrant.”

Audit Committee

      Messrs. Ritt (Chair), Brummett, Chrisman, Jenkins, Liberati and Radcliffe each served on Hawthorne Financial’s Audit Committee during 2003. The board of directors has determined that Mr. Brummett qualifies as an “audit committee financial expert” as defined by applicable regulations of the SEC and that he is “independent” as defined by the applicable rules under the Nasdaq National Market.

Compensation Committee Interlocks and Insider Participation

      Messrs. Liberati (Chair), Brummett, Chrisman, Jenkins, Radcliffe and Ritt each served on Hawthorne Financial’s Compensation Committee during 2003. Except for Mr. Brummett, who served as Hawthorne Financial’s interim Chief Executive Officer for three weeks from November 17, 1999 to December 7, 1999, none of the Compensation Committee members were officers or employees of Hawthorne Financial or Hawthorne Savings during or prior to 2003.

Section 16(a) Reports of Beneficial Ownership

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

Code of Ethics

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

      The following table sets forth the compensation paid to the Chief Executive Officer during 2003, and the three other individuals who were serving as executive officers of the Company and the Bank at December 31, 2003 (the “Named Executive Officers”).

Summary Compensation Table

						Long-Term
						Compensation
	Annual Compensation					Awards
						Securities
				Other Annual		Underlying	Other
Name and Position	Year	Salary	Bonus(1)	Compensation		Options(#)	Compensation(2)

Simone Lagomarsino	2003	$440,000	$200,000	$678	(3)	15,000	$10,000
President and Chief Executive	2002	340,000	225,000	1,021	(3)	25,000	10,000
Officer	2001	325,000	150,000	331	(3)	—	8,500
Chuck Stoneburg(4)	2003	$235,000	$95,000	—		7,500	$10,000
Executive Vice President and	2002	226,440	160,000	$—		15,000	8,048
Chief Administrative Officer	2001	219,440	100,000	—		—	—
David Rosenthal(5)	2003	$248,500	$50,000	$416	(3)	7,500	$7,811
Executive Vice President and	2002	240,000	40,000	—		60,000	—
Chief Financial Officer	2001	—	—	—		—	—
Eileen Lyon	2003	$198,000	$80,000	—		4,500	$4,188
Senior Vice President	2002	191,260	138,000	$1,077	(6)	7,500	7,207
and General Counsel	2001	183,015	100,000	—		—	4,612

(1)	Amounts were earned in the years indicated. Bonuses were paid in the year earned or in the first quarter of the following year.

(2)	Other Compensation is comprised solely of 401(k) matching contributions made by the Company.

(3)	Represents above-market portion of interest credited to the Named Executive’s deferred compensation account.

(4)	Mr. Stoneburg was appointed Chief Administrative Officer effective December 31, 2002. Prior to that, he was Chief Operations Officer.

(5)	Mr. Rosenthal joined the Company in his current position on October 1, 2002.

(6)	Represents tax gross-up on non-cash bonus.

Option Grants in Last Fiscal Year

      The table below sets forth certain information regarding stock options granted during 2003 to the Named Executive Officers.

		Percent of			Potential Realizable
		Total			Value at Assumed
	Number of	Options			Rate of Stock
	Securities	Granted to			Price Appreciation
	Underlying	Employees	Exercise		for Option Term(l)
	Option	in Fiscal	or Base	Expiration
Name	Granted(2)	Year(3)	Price(4)	Date(5)	5%	10%

Simone Lagomarsino	15,000	11.0%	$24.357	7/22/13	$217,950	$235,500
Chuck Stoneburg	7,500	5.5%	24.357	7/22/13	108,975	117,750
David Rosenthal	7,500	5.5%	24.357	7/22/13	108,975	117,750
Eileen Lyon	4,500	3.3%	24.357	7/22/13	65,385	70,650

(1)	The potential realizable value is based on the Black-Scholes option-pricing model. These amounts are calculated pursuant to applicable requirements of the Securities and Exchange Commission and do not represent a forecast of the future appreciation of the Common Stock.

(2)	All options granted become exercisable in installments beginning on the first anniversary date of the date of grant, and becoming 100% vested on the fifth anniversary date of the date of grant. The exercise price and tax withholding obligations may be paid by delivery of already owned shares, subject to certain conditions. All options were granted for terms of 10 years, subject to earlier termination in certain events related to termination of employment, and acceleration upon a change in control.

(3)	Options covering an aggregate of 136,250 shares were granted to employees during 2003.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

      The following table sets forth, for each of the Named Executive Officers, certain information regarding options exercised in 2003 and options held at December 31, 2003:

			Number of Securities
			Underlying Unexercised		Value of Unexercised
	Shares		Options at Fiscal		in-the-Money Options at
	Acquired on	Value	Year-End (#)		Fiscal Year-End ($)
Name	Exercise (#)	Realized ($)	Exercisable/Unexercisable		Exercisable/Unexercisable(1)

Simone Lagomarsino	—	—	180,000	45,000	3,498,701	394,092
Chuck Stoneburg	25,500	$293,400	34,500	25,500	688,044	241,266
David Rosenthal	—	—	12,000	55,500	133,980	563,100
Eileen Lyon	—	—	24,750	13,500	507,653	246,956

(1)	Based on the closing sale price of $27.981 for the Common Stock on December 31, 2003, less the option exercise price.

Director Compensation

      Non-employee directors, other than the Chairman of the Board, receive an annual retainer of $30,000, an additional $1,750 for each Hawthorne Financial board meeting attended and reimbursement of reasonable Company-related expenses. The Chairman of the Board receives an annual retainer of $125,000, and does not receive separate meeting fees or reimbursement for expenses, with certain limited exceptions. All of the directors of Hawthorne Financial are also directors of Hawthorne Savings and receive only the above-described fees for their combined service. Non-employee directors also received grants of stock options under Hawthorne Financial’s 2001 Stock Incentive Plan, and are eligible to participate in the Company’s welfare benefit plans, Deferred Compensation Plan and Employee Stock Purchase Plan. Non-employee directors and their dependents, also have the right to receive, for a period of five years following a change in control, benefits under welfare plans, practices, policies and programs that were provided by Hawthorne

Financial to the directors and their families at any time during the 120-day period immediately preceding the consummation of the merger. Such benefits may include medical, prescription, dental, disability, employee life, group life, accidental death and travel accident insurance plans and programs.

Employment Agreements and Change in Control Arrangements

      On February 22, 2000, the Compensation Committee of the Board of Directors approved a change of control pay plan providing for the payment of three years’ base salary and bonus, including an excise tax gross-up payment, for the Chief Executive Officer of the Company, and providing for two years’ base salary and bonus, including an excise tax gross-up payment, for all Executive Vice Presidents of the Company (at present, 2 persons) and all Senior Vice Presidents reporting directly to the President (at present, 1 person). In addition, all other Senior Vice Presidents (at present, 14 persons) have agreements providing for one year’s base salary and bonus following a change in control. See also, benefits payable to directors following a change of control discussed in “— Director Compensation.”

Compensation Committee Interlocks

      The functions of the compensation committee include reviewing and approving the goals and objectives relevant to compensation of the Chief Executive Officer, evaluating the Chief Executive Officer’s performance in light of those goals and objectives and determining and approving the Chief Executive Officer’s compensation level based on this evaluation. The compensation committee also approves compensation of the other executive officers, incentive-compensation plans and equity-based plans. Messrs. Brummett, Chrisman, Jenkins, Liberati, Radcliffe and Ritt each served on Hawthorne Financial’s Compensation Committee during fiscal year 2003. Except for Mr. Brummett, who served as Hawthorne Financial’s interim Chief Executive Officer for three weeks from November 17, 1999 to December 7, 1999, none of the Compensation Committee members were officers or employees of Hawthorne Financial or Hawthorne Savings during or prior to 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth as of March 1, 2004 certain information regarding the ownership of the Company’s Common Stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Common Stock.

	Shares
	Beneficially	Percent of
Name of Beneficial Owner(1)	Owned	Class(2)

Fidelity Management & Research(3)	1,087,250	9.22%
Fort Pitt Fund, L.P./ Harry F. Radcliffe(4)	796,295	6.73
Wellington Management Company, LLP(5)	727,000	6.16
Friedman, Billings, Ramsey Investment Mgt(6)	678,399	5.75
Columbia Wanger Asset Management, L.P.(7)	660,000	5.59

*	Less than 1%.

(1)	As of March 1, 2004. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which information is provided; in computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	The percentage of outstanding shares owned by holders of stock options and warrants was computed based upon the number of shares that would have been outstanding if such options or warrants had been exercised.

(3)	This information is based on the Schedule 13G/A filed on February 17, 2004 by FMR Corp., Edward C. Johnson 3d and Abigail P. Johnson. The Schedule 13G/A indicates that various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the common stock. The shares of common stock are beneficially owned by Fidelity Low Priced Stock Fund, an investment company registered under the Investment Company Act of 1940 (the “Fund”). Fidelity Management & Research Company, a subsidiary of FMR Corp. (“Fidelity”), and a registered investment advisor, is deemed to be the beneficial owner of such securities. Mr. Johnson, FMR Corp. through its control of Fidelity, and the Fund, each have the power to dispose of the securities. Power to vote the securities is held by Fidelity Funds’ Board of Trustees. Mr. Johnson and Ms. Johnson are Chairman of the Board and a director, respectively, of FMR Corp., and members of the Johnson family, through their stock ownership and stockholder voting agreement, form a controlling group with respect to FMR Corp. The address for FMR Corp., Fidelity, the Fund and Mr. Johnson and Ms. Johnson is 82 Devonshire Street, Boston MA 02109.

(4)	Includes 37,500 shares which Mr. Radcliffe has the right to acquire within 60 days of March 1, 2004. 676,062 shares are owned by the Fort Pitt Fund, L.P. and 82,733 shares are owned by Mr. Radcliffe and his wife individually. The address for the Fort Pitt Fund, L.P. is 40 Wiggins Lane, Uniontown, Pennsylvania 15401.

(5)	This information is based on the Schedule 13G filed February 12, 2004 by Friedman, Billings, Ramsey Group, Inc., Eric Billings and Emanuel J. Friedman. The shares are owned by various registered investment companies under The FBR Family of Funds, which is managed by FBR Fund Advisers, Inc., a registered investment advisor. Messrs. Billings and Friedman, through their control of the FBR Companies, have the power to dispose of the securities and are deemed to beneficially own them. The address for Friedman, Billings, Ramsey Group, Inc., and Messrs. Billings and Friedman, is 1001 19th Street, North, Arlington, Virginia 22209-1710.

(6)	This information is based on the Schedule 13G/A filed February 12, 2004 by Wellington Management Company, LLP. The address for Wellington Management Company, LLP is 75 State Street, Boston, MA 02109. The shares are owned of record by advisory clients of Wellington Management Company LLP, none of which owns in excess of 5% of the Common Stock.

(7)	This information is based on the Schedule 13G filed February 12, 2004 by Columbia Wanger Asset Management, L.P., WAM Acquisition GP, Inc. and Columbia Acorn Trust (the “Reporting Persons”). The address for the Reporting Persons is 227 West Monroe Street, Suite 3000, Chicago, IL 60606. The shares are beneficially owned by advisory clients of Columbia Wanger Asset Management, L.P., which is a registered investment adviser, and Columbia Acorn Trust is the only person known to be entitled to all dividends from and proceeds from the sale of more than 5% of the Common Stock.

      The following table sets forth as of March 1, 2004 certain information regarding the ownership of the Company’s Common Stock by (i) each director of the Company, (ii) each executive officer named in the Summary Compensation Table in this Proxy Statement (the “Named Executive Officers”), and (iii) all of the Company’s executive officers and directors as a group.

	Shares of		Percentage of
	Common Stock	Exercisable	Outstanding
	Beneficially	Options/	Common
Name	Owned(1)	Warrants(2)	Stock

Gary W. Brummett	3,000	37,500	*
Timothy R. Chrisman(3)	33,039	54,516	*
Carlton J. Jenkins	176	16,500	*
Simone Lagomarsino(4)(5)	4,313	184,500	1.58%
Anthony W. Liberati	36,902	37,500	*
Harry F. Radcliffe(6)	758,795	37,500	6.73%
Howard E. Ritt	11,250	24,000	*
Charles Stoneburg(5)(7)	1,721	37,500	*
David Rosenthal	—	12,000	*
Eileen Lyon(5)	100	26,250	*
All directors and executive officers as a group (11 persons)(5)(8)(9)	849,296	467,766	10.74%

*	Less than 1%.

(1)	Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each of such persons has the sole voting and investment power with respect to the shares owned. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this Rule, certain shares may be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment power).

(2)	Except as indicated below, represents options which the person has the right to acquire within 60 days after March 1, 2004.

(3)	Includes 9,516 shares that Mr. Chrisman may acquire upon the exercise of Warrants.

(4)	Shares beneficially owned by these Named Executive Officers (or group) do not include 103,648 shares held of record by the ESOP which have been allocated to participants’ accounts and which are voted by them as trustees at the direction of the participants or, if no direction is given, by them as trustees in their discretion. The Named Executive Officers (and group) disclaim beneficial ownership of such shares.

(5)	Includes 372 shares allocated to Ms. Lagomarsino’s 401(k) Plan account.

(6)	Includes 676,062 shares that are owned by the Fort Pitt Fund, L.P., of which Mr. Radcliffe is the general partner.

(7)	Includes 221 shares allocated to Mr. Stoneburg’s ESOP account.

(8)	In addition to the Named Executive Officers, current executive officers include JoLene Wryn, Senior Vice President, Director of Human Resources, who joined the Bank in October 2003.

(9)	Includes (i) 9,516 shares which members of the group may acquire within 60 days of March 1, 2004 upon the exercise of Warrants and (ii) 593 shares held by the 401(k) Plan or ESOP which have been allocated to the accounts of executive officers. Also includes shares owned by the Fort Pitt Fund, L.P. See footnote (6).

      The following table summarizes information as of December 31, 2003 relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock, or other rights to acquire shares may be granted from time to time. As of December 31, 2003, the Company had no equity compensation plans that were not approved by security holders.

Number of Securities Remaining
Available for Future Issuance
	Number of Securities to	Weighted-Average	Under Equity Compensation
	be Issued upon Exercise of	Exercise Price of	Plans (excluding securities
Plan Category	Outstanding Options	Outstanding Options	reflected in the first column)

Equity compensation plans approved by security holders	911,125	$14.25	169,386

Item 13.	Certain Relationships and Related Transactions

      None of the directors of the company, or any associates or affiliates of any of them, is or has been indebted to the Company at any time since the beginning of the last completed fiscal year, and there are no outstanding loans to any directors of the Company. Some of the executive officers of the Company were customers of and had banking transactions with the Bank in the ordinary course of the Bank’s business during 2003 and the Bank expects to conduct similar banking transactions in the future. All such loans and commitments were made on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and in the opinion of management of the Bank, did not involve more than a normal risk of collectibility or present other unfavorable features.

Item 14.	Principal Accountant Fees and Services

      Deloitte & Touche LLP, certified public accountants, audited the consolidated financial statements of the Company for the year ending December 31, 2003.

      The following table summarizes the aggregate fees billed to the Company by Deloitte & Touche LLP:

	2003	2002

Audit Fees(a)	$275,000	$344,058
Audit Related Fees(b)	70,300	131,327
Tax Fees(c)	252,568	246,100
All Other Fees(d)	43,343	10,000

(a)	Audit Fees represent aggregate fees charged in 2002 and 2003 for annual audits and quarterly reviews.

(b)	Audit-Related Fees consist of aggregate fees charged for assurance and related services that are reasonably related to the performance of the audit and are not reported as Audit Fees. Audit Related Fees in 2003 included information technology (“IT”) assurance services, and employee benefit plan audits. Audit Related Fees in 2002 included IT assurance services, employee benefit plan audits and services related to purchase accounting associated with an acquisition.

(c)	Tax Fees consists of aggregate fees charged for professional services for tax compliance, tax advice, tax planning and assistance with tax audits.

(d)	All Other Fees represent aggregate fees charged for products and services other than those services previously reported. In 2003, these services included forensic fact finding for the audit committee. In 2002, these services included strategic planning assistance.

      In considering the nature of the services provided by the independent auditor, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with the independent auditor and Company management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the U.S. Securities and Exchange Commission (the “SEC”) to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

Pre-Approval Policy

      The services performed by the independent auditor in 2003 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee at its January 23, 2003 meeting. This policy describes the permitted audit, audit-related, tax, and other services (collectively, the “Disclosure Categories”) that the independent auditor may perform. The policy requires that prior to the beginning of each fiscal year, a description of the services (the “Service List”) expected to be performed by the independent auditor in each of the Disclosure Categories in the following fiscal year be presented to the Audit Committee for approval.

      Services provided by the independent auditor during the following year that are included in the Service List were pre-approved following the policies and procedures of the Audit Committee.

      Any requests for audit, audit-related, tax, and other services not contemplated on the Service List must be submitted to the Audit Committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the Chairman of the Audit Committee. The Chairman must update the Audit Committee at the next regularly scheduled meeting of any services that were granted specific pre-approval.

      In addition, although not required by the rules and regulations of the SEC, the Audit Committee generally requests a range of fees associated with each proposed service on the Service List and any services that were not originally included on the Service List. Providing a range of fees for a service incorporates appropriate oversight and control of the independent auditor relationship, while permitting the Company to receive immediate assistance from the independent auditor when time is of the essence.

      On a quarterly basis, the Audit Committee reviews the status of services and fees incurred year-to-date against the original Service List and the forecast of remaining services and fees for the fiscal year.

      The policy contains a de minimis provision that operates to provide retroactive approval for permissible non-audit services under certain circumstances. The provision allows for the pre-approval requirement to be waived if all of the following criteria are met:

1. The service is not an audit, review or other attest service;

2. The aggregate amount of all tax consulting services provided under this provision does not exceed $50,000 per project or $125,000 in the aggregate on an annual basis and all non-audit services provided under this provision does not exceed $25,000 per project or $75,000 in the aggregate on an annual basis;

3. Such services were not recognized at the time of the engagement to be non-audit services;

4. Such services are promptly brought to the attention of the Audit Committee and approved by the Audit Committee or its designee; and

5. The service and fee are specifically disclosed in the Proxy Statement as meeting the de minimis requirements.

      During 2003, no fees were approved under the de minimis provision.

SIGNATURES

      Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWTHORNE FINANCIAL CORPORATION

By:	/s/SIMONE LAGOMARSINO

Simone Lagomarsino
President and Chief Executive Officer

DATED: March 30, 2004