Form 10-K/A
period 2003-12-31
HAWTHORNE FINANCIAL CORP
filed 2004-04-12
CIK 46267

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

     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act.     Yes ☑          No ☐

     The number of shares of Common Stock, par value $0.01 per share, of the Registrant outstanding as of March 31, 2004 was 11,799,221 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

      Hawthorne Financial Corporation (“Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, for the purpose of amending and restating in its entirety Part IV, Item 15 of such annual report on Form 10-K, as set forth below.

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

      (B) Reports on Form 8-K

      During the fourth quarter of 2003, registrant filed the following Current Reports on Form 8-K:

Date Filed	Form	Item Nos.

09/25/03	8-K	5, 7, 9
10/24/03	8-K	12
10/30/03	8-K	7, 9

      (C) Exhibits

      Exhibits are listed by number corresponding to the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
Number	Description of Document

3.1	Certificate of Incorporation of the Company and Amendment of Certificate of Incorporation of the Company(1)
3.2	Bylaws of the Company(1)
4.1	Specimen certificate of the Company’s Common Stock(2)
4.2	Form of Warrants to purchase Common Stock(2)
4.3	Registration Rights Agreement among the Company and certain investors(2)
4.4	Unit Purchase Agreement among the Company and the investors named therein(2)
4.5	Indenture dated as of March 28, 2001 between Hawthorne Financial Corporation and Wilmington Trust Company, as Trustee(2)

1

Exhibit
Number	Description of Document

4.6	Certificate of Trust of HFC Capital Trust I(2)
4.7	Amended and Restated Trust Agreement of HFC Capital Trust I, among Hawthorne Financial Corporation, Wilmington Trust Company and the Administrative Trustees named therein dated as of March 28, 2001(2)
4.8	Capital Securities Certificate of HFC Capital Trust I(2)
4.9	Common Securities Certificate of HFC Capital Trust I(2)
4.10	Capital Securities Guarantee Agreement between Hawthorne Financial Corporation and Wilmington Trust Company, dated as of March 28, 2001(2)
4.11	Common Securities Guarantee Agreement between Hawthorne Financial Corporation and Wilmington Trust Company, dated as of March 28, 2001(2)
4.12	10.18% Junior Subordinated Deferrable Interest Debentures due June 8, 2031(2)
4.13	Indenture dated as of November 28, 2001 between Hawthorne Financial Corporation and Wilmington Trust Company, as Trustee(3)
4.14	Certificate of Trust of HFC Capital Trust II(3)
4.15	Amended and Restated Trust Agreement of HFC Capital Trust II, among Hawthorne Financial Corporation, Wilmington Trust Company and the Administrative Trustees named therein dated as of November 28, 2001(3)
4.16	Capital Securities Certificate of HFC Capital Trust II(3)
4.17	Common Securities Certificate of HFC Capital Trust II (3)
4.18	Capital Securities Guarantee Agreement between Hawthorne Financial Corporation and Wilmington Trust Company, dated as of November 28, 2001(3)
4.19	Floating Rate Junior Subordinated Debt Securities due December 8, 2031(3)
4.20	HFC Capital Trust II Placement Agent Agreement(3)
4.21	Declaration of Trust of HFC Capital Trust III(7)
4.22	Amended and Restated Declaration of Trust of HFC Capital Trust III, among Hawthorne Financial Corporation, Wilmington Trust Company and the Administrative Trustees named therein dated as of April 10, 2002(7)
4.23	Capital Securities Certificate of HFC Capital Trust III(7)
4.24	Common Securities Certificate of HFC Capital Trust III(7)
4.25	Capital Securities Guarantee Agreement between Hawthorne Financial Corporation and Wilmington Trust Company, dated as of April 10, 2002(7)
4.26	Floating Rate Junior Subordinated Debt Security due 2032(7)
4.27	Indenture dated as of April 10, 2002, between Hawthorne Financial Corporation and Wilmington Trust Company, as Trustee(7)
4.28	Certificate of Trust of HFC Capital Trust IV (7)
4.29	Amended and Restated Trust Agreement of HFC Capital Trust IV, among Hawthorne Financial Corporation, The Bank of New York and the Administrative Trustees named therein dated as of November 1, 2002(7)
4.30	Preferred Security Certificate of HFC Capital Trust IV(7)
4.31	Common Security Certificate of HFC Capital Trust IV(7)
4.32	Guarantee Agreement between Hawthorne Financial Corporation and The Bank of New York, dated as of November 1, 2002(7)
4.33	Floating Rate Junior Subordinated Note due 2032(7)
4.34	Junior Subordinated Indenture dated as of November 1, 2002 between Hawthorne Financial Corporation and The Bank of New York, as Trustee(7)

2

Exhibit
Number	Description of Document

9.0	Form of Shareholders Agreement between Commercial Capital Bancorp, Inc. and each of the directors of Hawthorne Financial Corporation, dated January 27, 2004 (filed as Annex A to the Agreement and Plan of Merger dated as of January 27, 2004 among Commercial Capital Bancorp, Inc., CCBI Acquisition Corp. and Hawthorne Financial Corporation(8)
10.1	Hawthorne Financial Corporation 2001 Stock Incentive Plan(3)*
10.2	Change in Control Agreements between Company and Simone Lagomarsino(4)*
10.3	Form of Change in Control Employment Agreement for Executive Officers(4)*
10.4	Amended and Restated Deferred Compensation Plan(9)*
10.5	Agreement and Plan of Reorganization dated as of March 20, 2002 and amended and restated as of April 24, 2002, by and among Hawthorne Financial Corporation, First Fidelity Bancorp, Inc., Hawthorne Savings, F.S.B., First Fidelity Investment & Loan Association and HF Merger Corp.(5)
10.6	Agreement and Plan of Merger dated as of January 27, 2004 among Commercial Capital Bancorp, Inc., CCBI Acquisition Corp. and Hawthorne Financial Corporation(8)
10.7	Change in Control Employment Agreement between the Company and JoLene Wryn dated as of September 23, 2003(9)*
10.8	Form of Director Benefits Continuation Agreements between the Company and each of the directors of Hawthorne Financial Corporation(9)*
10.9	Engagement letter between Sandler O’Neill & Partners, L.P. and the Company dated January 26, 2004(9)
10.10	Termination Agreement between Fort Pitt Fund, L.P. and Hawthorne Financial Corporation(9)
11.1	Statement on computation of per share earnings(6)
14.0	Hawthorne Financial Corporation Code of Conduct(7)
21.1	Subsidiaries of the Registrant(7)
23.1	Consent of Deloitte & Touche LLP(10)
31.0	Rule 13a-14(a)/15(d)-14(a) Certifications
32.0	Section 1350 Certifications

*	Management contract, compensatory plan or arrangement.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 33-74800) filed on February 3, 1994.

(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2001

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(5)	Incorporated by reference from the Company’s Registration Statement on Form S-4 (No. 333-89776) filed on June 4, 2002.

(6)	See Note 1 to the Notes to Consolidated Financial Statements included in Item 8 and listed in Item 15 (a) of this Annual Report on Form 10-K.

(7)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 28, 2004.

(9)	Filed with the original filing of this annual report on Form 10-K on March 15, 2004.

(10)	Filed with the original filing of this annual report on Form 10-K on March 15, 2004, and filed with Amendment No. 1 to this annual report on Form 10-K on March 30, 2004.

3

SIGNATURES

      Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWTHORNE FINANCIAL CORPORATION

DATED: April 12, 2004

By:	/s/SIMONE LAGOMARSINO

Simone Lagomarsino
President and Chief Executive Officer

4