Form 10-Q
period 2004-03-31
HAWTHORNE FINANCIAL CORP
filed 2004-05-07
CIK 46267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: The Registrant had 11,808,871 shares of Common Stock, $0.01 par value, per share outstanding as of April 30, 2004.

HAWTHORNE FINANCIAL CORPORATION

FORM 10-Q INDEX
For the quarter ended March 31, 2004

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this filing constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited, to general economic conditions in our market area, particularly changes in economic conditions in the real estate industry or real estate values in our market, changes in market interest rates, loan prepayments continuing at the current pace or increasing, increased competition in the Company’s niche markets that impacts pricing and/or credit standards, risk associated with credit quality, outcome of pending litigation, inherent market risk associated with treasury activities, risks associated with management’s investment strategy and other factors discussed in our reports filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2003.

 i

HAWTHORNE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31,	December 31,
(Dollars in thousands)	2004	2003

Assets:
Cash and cash equivalents	$18,939	$17,829
Investment securities available-for-sale, at fair value	371,287	381,287
Loans receivable (net of allowance for credit losses of $32,789 in 2004 and $33,538 in 2003)	2,233,224	2,154,114
Real estate owned	1,617	—
Investment in capital stock of Federal Home Loan Bank, at cost	36,621	38,189
Accrued interest receivable	10,123	9,859
Office property and equipment at cost, net	4,988	5,295
Deferred tax asset, net	7,766	10,630
Goodwill	22,970	22,970
Intangible assets	872	976
Other assets	36,566	34,454

Total assets	$2,744,973	$2,675,603

Liabilities and Stockholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing	$51,089	$51,670
Interest-bearing:
Transaction accounts	671,489	668,135
Certificates of deposit	1,034,454	1,002,759

Total deposits	1,757,032	1,722,564
FHLB advances	722,888	697,155
Junior subordinated debentures	52,600	52,600
Accounts payable and other liabilities	20,907	18,010

Total liabilities	2,553,427	2,490,329

Stockholders’ Equity:
Common stock — $0.01 par value; authorized 20,000,000 shares; issued, 13,907,837 shares (2004) and 13,837,958 shares (2003)	139	138
Capital in excess of par value — common stock	84,642	84,360
Retained earnings	138,372	133,597
Accumulated other comprehensive income/(loss)	264	(950)
Less:
Treasury stock, at cost — 2,108,616 shares (2004 and 2003)	(31,871)	(31,871)

Total stockholders’ equity	191,546	185,274

Total liabilities and stockholders’ equity	$2,744,973	$2,675,603

See Accompanying Notes to Consolidated Financial Statements

HAWTHORNE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2004	2003

Interest revenue:
Loans	$30,405	$34,173
Investments securities	3,367	2,952
Investment in capital stock of FHLB, fed funds and other	370	488

Total interest revenue	34,142	37,613

Interest cost:
Deposits	7,617	9,569
FHLB advances	4,835	5,813
Junior subordinated debentures	758	797

Total interest cost	13,210	16,179

Net interest income	20,932	21,434
Provision for credit losses	—	300

Net interest income after provision for credit losses	20,932	21,134
Noninterest revenue:
Loan related and other fees	792	886
Deposit fees	581	456
Other	362	195

Total noninterest revenue	1,735	1,537
(Loss)/income from real estate owned, net	(356)	1
Noninterest expense:
General and administrative expense:
Employee	6,330	6,190
Operating	2,105	2,401
Occupancy	1,347	1,186
Professional	405	447
Technology	501	549
SAIF premiums and OTS assessments	172	165
Other/legal settlements	1,977	226

Total general and administrative expense	12,837	11,164

Income before income taxes	9,474	11,508
Income tax provision	4,699	4,772

Net income	$4,775	$6,736

Basic earnings per share	$0.41	$0.59

Diluted earnings per share	$0.38	$0.54

Weighted average basic shares outstanding	11,780	11,362

Weighted average diluted shares outstanding	12,643	12,510

See Accompanying Notes to Consolidated Financial Statements

HAWTHORNE FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Capital in
			Excess of		Accumulated
	Number of		Par Value-		Other		Total
	Common	Common	Common	Retained	Comprehensive	Treasury	Stockholders’	Comprehensive
(In thousands)	Shares (1)	Stock	Stock	Earnings	Income/(Loss)	Stock	Equity	Income

Balance at January 1, 2004	11,729	$138	$84,360	$133,597	$(950)	$(31,871)	$185,274
Exercised stock options	15	—	169	—	—	—	169
Exercised warrants	55	1	59	—	—	—	60
Tax benefit for stock options exercised	—	—	54	—	—	—	54
Treasury stock	—	—	—	—	—	—	—
Net income	—	—	—	4,775	—	—	4,775	$4,775
Other comprehensive income, net:
Unrealized gain on investment securities available-for-sale, net of tax	—	—	—	—	1,214 (2)	—	1,214	1,214

Comprehensive income	—	—	—	—	—	—	—	$5,989

Balance at March 31, 2004	11,799	$139	$84,642	$138,372	$264	$(31,871)	$191,546

(1)	Number of common shares reflect a 3-for-2 stock split in the form of a 50% stock dividend.

(2)	Other comprehensive income, before tax:

March 31, 2004
Unrealized net holding income on available-for-sale investment securities	$2,057
Reclassification adjustment of net loss included in net income	37

Other comprehensive income, before tax	2,094
Tax effect	(880)

Other comprehensive income, net of tax	$1,214

See Accompanying Notes to Consolidated Financial Statements

HAWTHORNE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2004	2003

Cash Flows from Operating Activities:
Net income	$4,775	$6,736
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income tax provision	1,984	3,179
Provision for credit losses on loans	—	300
Net loss on sale of investment securities available-for-sale	37	5
Net gain from sales of loans	(6)	(27)
REO write-down	311	—
Loan cost and premium amortization, net	814	1,079
Depreciation and amortization	1,355	1,203
Retirement of fixed assets	19	34
FHLB dividends	(334)	(446)
Increase in accrued interest receivable	(264)	(140)
Increase in other assets	(2,130)	(27,143)
Increase/(decrease) in other liabilities	2,281	(2,842)

Net cash provided by/(used in) operating activities	8.842	(18,062)

Cash Flows from Investing Activities:
Loans:
New loans funded	(273,586)	(221,748)
Payoffs and principal payments	205,486	241,462
Sales	643	1,720
Purchases	(7,476)	(16,365)
Other, net	(6,297)	9,999
Investment securities available-for-sale:
Purchases	(37,210)	(106,179)
Sales	29,229	20,495
Principal payments	19,338	22,899
FHLB stocks:
Purchases	(6,098)	—
Redemptions	8,000	—
Office property and equipment:
Additions	(258)	(579)

Net cash used in investing activities	(68,229)	(48,296)

See Accompanying Notes to Consolidated Financial Statements

HAWTHORNE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2004	2003

Cash Flows from Financing Activities:
Deposit activity, net	34,468	99,629
FHLB advances:
Net increase/(decrease) in FHLB advances	25,800	(34,000)
Net proceeds from exercise of stock options and warrants	229	216
Purchases of Treasury Stock	—	(3,564)

Net cash provided by financing activities	60,497	62,281

Net increase/(decrease) in cash and cash equivalents	1,110	(4,077)
Cash and cash equivalents, beginning of period	17,829	21,849

Cash and cash equivalents, end of period	$18,939	$17,772

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$12,651	$14,820
Income taxes	—	153
Non-cash investing and financing activities:
Tax benefit for exercised stock options	54	254
Transfer from loans to REO	1,928	—
Reclassification of reserves for unfunded commitments to other liabilities	616	—

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

     The unaudited interim consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the Company’s results for the interim periods presented. These consolidated financial statements for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2004.

     Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Recent Accounting Pronouncements

     In November 2002, the FASB issued Interpretation (FIN) No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others,” an interpretation of SFAS Nos. 5, 57 and 107, and rescission of FIN No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of such interpretation did not have a material impact on the results of operations, financial position or cash flows.

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin (“ARB”) No. 51. In December 2003, the FASB revised FIN 46 and codified certain FASB Staff Positions previously issued for FIN 46 (“FIN 46R”). The objective of FIN 46 as originally issued, and as revised by FIN 46R, was to improve financial reporting by companies involved with variable interest entities. Prior to the effectiveness of FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changed that standard by requiring a variable interest entity to be consolidated by a company if that company was subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after December 15, 2003. The provisions of FIN 46R for the Company are required to be adopted prior to the first reporting period that ends after March 15, 2004. The Company deconsolidated its trust preferred securities as of March 31, 2004 and for all periods presented. The adoption of FIN 46 and FIN 46R did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

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

Note 2 — Reclassifications

     Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to classifications in 2004.

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

Note 4 — Earnings Per Share Calculation

     The following table sets forth the Company’s earnings per share calculations for the quarter ended March 31, 2004 and 2003. In the following table, (1) “Warrants” refer to the Warrants issued by the Company in December 1995, which are currently exercisable and which expire December 11, 2005, and (2) “Options” refer to stock options previously granted to employees and directors of the Company and which were outstanding at each measurement date.

	Three Months Ended
	March 31,
(In thousands, except per share data)	2004 (1)	2003 (1)

Average shares outstanding:
Basic	11,780	11,363
Warrants	505	928
Options (1)	880	986
Less: Treasury stock (2) (3)	(522)	(767)

Diluted	12,643	12,510

Net income	$4,775	$6,736

Basic earnings per share	$0.41	$0.59

Diluted earnings per share	$0.38	$0.54

(1)	Number of shares reflect a 3-for-2 stock split in the form of a 50% stock dividend.

(2)	At March 31, 2004, there were no options for which the exercise price exceeded the average market price of the Company’s common stock during the period. Excludes 87,600 options for the three months ended March 31, 2003, for which the exercise price exceeded the average market price of the Company’s common stock during the period

(3)	Under the treasury stock method, it is assumed that the Company will use proceeds from the proforma exercise of the Warrants and Options to acquire actual shares currently outstanding, including the amount of tax benefits associated with the exercise of nonqualified options, thus increasing treasury stock. In this calculation, treasury stock was assumed to be repurchased at the average closing stock price for the respective period.

Book Value Calculation:

	At March 31,
(In thousands, except per share data)	2004	2003

Period-end shares outstanding:
Basic	11,799	11,522
Warrants	491	714
Options (1)	874	952
Less: Treasury stock (2)	(475)	(721)

Diluted	12,689	12,467

Basic book value per share	$16.23	$14.46

(1)	There were no options outstanding at March 31, 2004 that exceeded the monthly average market price at period-end. There were 87,400 options outstanding at March 31, 2003, for which the exercise price exceeded the monthly average market price of the Company’s common stock at period-end.

(2)	Under the treasury stock method, it is assumed that the Company will use proceeds from the proforma exercise of the Warrants and Options to acquire actual shares currently outstanding, including the amount of tax benefits associated with the exercise of nonqualified options, thus increasing treasury stock. In this calculation, treasury stock was assumed to be repurchased at the average closing stock price for the respective period.

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

     If compensation costs for the Stock Incentive Plan and Stock Option Plans had been determined based on the fair value at the grant date for awards for the quarters ended March 31, 2004 and 2003, consistent with the provisions of SFAS No. 123, the Company’s net income and net earnings per share would have been reduced to the proforma amounts as follows.

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2004		2003

Net earnings:
As reported	$4,775		$6,736
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(220)		(300)

Pro forma	$4,555		$6,436
Basic earnings per share:
As reported	$0.41		$0.59
Pro forma	$0.39		$0.57
Diluted earnings per share:
As reported	$0.38		$0.54
Pro forma	$0.36		$0.51
Weighted average fair value of options granted during the period, at date of grant	$—	(1)	$—	(1)

(1)	There were no grants issued during the quarters ended March 31, 2004 and March 31, 2003.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no grants issued during the quarter ended March 31, 2004 and March 31, 2003.

     On May 21, 2001, the Company adopted the Hawthorne Financial Corporation 2001 Stock Incentive Plan (“Stock Incentive Plan”), which assumed all outstanding stock options that had previously been issued to directors and employees of the Company under its prior two stock option plans and added 375,000 shares for future grants. The Stock Incentive Plan provides for the grant of incentive and nonqualified stock options and other stock-related compensation to employees, the non-employee directors, consultants and other independent advisors who provide services to the Company. At December 31, 2003, the Stock Incentive Plan provides for the issuance of 1,528,350 maximum aggregate shares of Company common stock upon the exercise of awards granted under the plan. The exercise price of any option generally may not be less than the fair market value of the common stock on the date of grant, although under limited circumstances, set forth in the Stock Incentive Plan, the exercise price may be as low as 85% of the fair market value of the Common Stock on the grant date, and the term of any option may not exceed 10 years. As of March 31, 2004, the number of stock options available under the Stock Incentive Plan was 191,886.

Note 5 — Commitments and Contingencies

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

Note 6 — Off-Balance Sheet Activity

     The Company is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. Financial instruments include letters of credit (“LCs”). These commitments involve, to varying degrees, elements of credit and interest rate risk (“IRR”) in excess of the amount recognized in the consolidated statements of financial condition. The contractual amounts of the commitments reflect the extent of involvement the Company has in the financial instruments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments. There were no outstanding LCs issued by the Bank at March 31, 2004 and 2003.

     As of March 31, 2004, the Federal Home Loan Bank (“FHLB”) issued six LCs for a total of $203.5 million. The purpose of the LCs is to fulfill the collateral requirements for six deposits totaling $185.0 million placed by the State of California with the Bank. The LCs are issued in favor of the State Treasurer of the State of California and mature over the next six months. The maturities coincide with the maturities of the State’s deposits. There are no issuance fees associated with these LCs; however, the Bank pays a maintenance fee of 15 basis points per annum monthly.

     At March 31, 2004, the Bank had commitments to fund the undisbursed portion of existing construction and land loans of $147.2 million and income property and residential loans of $3.5 million. The Bank’s commitments to fund the undisbursed portion of existing lines of credit totaled $7.0 million. The Bank follows the same credit policies in making commitments as it does for on-balance sheet instruments.

     In addition, as of March 31, 2004, the Bank had commitments to fund approximately $72.6 million in approved loans.

Note 7 — Stockholders’ Equity

     There were no share repurchases during the quarter ended March 31, 2004. Pursuant to the pre-merger agreement with Commerical Capital Bancorp, Inc., the Company is precluded from repurchasing shares. As of March 31, 2004, cumulative repurchases were 2,100,516 shares at an average price of $15.15. See “Note 21 – Subsequent Event” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Note 8 — Junior Subordinated Debentures and Mandatorily Redeemable Trust Preferred Securities

     In 2001 and 2002, the Company organized 4 statutory business trusts and wholly owned subsidiaries of the Company (the “Capital Trusts”), which issued an aggregate of $51.0 million of fixed and floating rate trust preferred securities. The trust preferred securities, which were issued in separate private placement transactions, represent undivided preferred beneficial interests in the assets of the respective trusts. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of Junior Subordinated Debentures (the “Debentures”) of the Company. The Company is the owner of all the beneficial interests represented by the Common Securities of the Capital Trusts (collectively, the “Common Securities” and together with the Junior Subordinated Debentures the “Trust Securities”). The Capital Trusts exist for the sole purpose of issuing the Trust Securities and investing the proceeds thereof in fixed rate and floating rate, junior subordinated deferrable interest debentures issued by the Company. The Company’s obligations under the Junior Subordinated Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

     The table below sets forth information concerning the Company’s trust preferred securities as of March 31, 2004.

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

				$51,000

(1) Exercise of the call option on all of the junior subordinated debentures is at par.

     Interest rates on the $42.0 million variable rate trust preferred securities reset semi-annually.

     Prior to the issuance of FIN No. 46, the 4 wholly-owned grantor trusts were considered consolidated subsidiaries of the Company; the $51.0 million of trust preferred securities as of December 31, 2003 was included in Hawthorne Financial Corporation and Subsidiary consolidated balance sheet in the liabilities section, under the caption “Capital securities,” and the retained common capital securities of the grantor trusts were eliminated against the Company’s investment in the issuer trusts. Distributions on the trust preferred securities were recorded as interest expense on the consolidated statement of income.

     With the adoption of FIN No. 46R, the Company deconsolidated the 4 grantor trusts as of March 31, 2004. As a result, the junior subordinated debentures issued by the Company to the grantor trusts, totaling $52.6 million, are reflected in the consolidated balance sheet in the liabilities section at March 31, 2004, under the caption “Junior subordinated debentures.” The Company recorded interest expense on the corresponding junior subordinated debentures in the consolidated statements of income. The Company also recorded $1.6 million in other assets in the consolidated balance sheet at March 31, 2004 for the common capital securities issued by the issuer trusts.

     On July 2, 2003, the Federal Reserve Bank issued Supervisory Letter SR 03-13 clarifying that Bank Holding Companies should continue to report trust preferred securities in accordance with current Federal Reserve Bank instructions which allows trust preferred securities to be counted in Tier 1 capital subject to certain limitations. The Federal Reserve has indicated it will review the implications of any accounting treatment changes and, if necessary or warranted, will provide appropriate guidance. The Company’s trust preferred securities are recorded on the Holding Company’s books and are therefore not included in the Bank’s Tier 1 capital.

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

     The following table summarizes the Company’s intangible assets as of March 31, 2004.

	Gross	Accumulated
(In thousands)	Carrying Amount (1)	Amortization (2)

Intangible Assets:
Core deposit intangible - checking	$876	$334
Core deposit intangible - savings	648	318

Total intangible assets	$1,524	$652

(1)	Reflects original amount at the time of acquisition.

(2)	Reflects accumulation since date of acquisition.

     As of March 31, 2004, the Company’s only intangible assets that are currently being amortized are core deposit intangibles, with $104 thousand in amortization expense charged to operating expense during the quarter ended March 31, 2004.

     The following table summarizes estimated future amortization expense on core deposit intangibles.

Future
For the Years Ended December 31,	Amortization Expense
(In thousands)
2004 (remainder of the year)	251
2005	216
2006	156
2007	72
2008 and thereafter	177

Note 10 — Other

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

     Proxy materials have been mailed to shareholders’ and the special shareholder meeting has been scheduled for May 25, 2004. As previously indicated, the acquisition is scheduled for this summer, subject to final regulatory and shareholder approvals.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     The Company’s only operating segment is the Bank, which is headquartered in El Segundo, California. The Bank currently operates 15 branches in the coastal counties of Southern California, from Westlake Village at the western edge of Los Angeles County to Mission Bay in San Diego County. The Company specializes in real estate secured loans within the markets it serves, including: 1) permanent loans collateralized by single family residential property, 2) permanent loans secured by multi-family residential and commercial real estate and 3) loans for the construction of multi-family residential, commercial and individual single family residential properties and the acquisition and development of land for the construction of such projects. The Company funds its loans predominantly with retail deposits generated through its 15 full service retail offices and FHLB advances.

     On January 27, 2004, the Company entered into an Agreement and Plan of Reorganization (“Agreement”) with Commercial Capital Bancorp (“CCBI”) and CCBI Acquisition Corporation, pursuant to which Hawthorne will be acquired by CCBI. Under the terms of the agreement, which has been unanimously approved by the Boards of Directors of both companies, shareholders of Hawthorne will receive 1.933 shares of CCBI common stock in exchange for each share of Hawthorne stock. Proxy materials have been mailed to shareholders’ and the special shareholder meeting has been scheduled for May 25, 2004. As previously indicated, the acquisition is scheduled for this summer, subject to final regulatory and shareholder approvals.

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

     Management establishes SVAs for credit losses on individual loans when it has determined that recovery of the Bank’s gross investment is not probable and when the amount of loss can be reasonably determined. SFAS No. 114 defines loan impairment as the existence of uncertainty concerning collection of all principal and interest per the contractual terms of a loan. Nonaccrual loans and loans which are considered troubled debt restructures (“TDR”) are typically impaired and analyzed individually for SVAs. For collateral dependent loans, impairment is typically measured by comparing the loan amount to the fair value of collateral (determined via appraisals and/or internal valuations), less costs to sell, with a SVA established for the shortfall amount. Other methods can be used to estimate impairment (market price or present value of expected future cash flows discounted at the loan’s original interest rate). As of March 31, 2004, there were no loans requiring an SVA.

     The Bank maintains an allowance for credit losses, GVA, which is not tied to individual loans or properties. GVAs are maintained for each of the Bank’s principal loan portfolio components and supplemented by periodic additions through provisions for credit losses. In measuring the adequacy of the Bank’s GVA, management considers 1) the Bank’s historical loss experience for each loan portfolio component and in total, 2) the historical migration of loans within each portfolio component and in total, 3) observable trends in the performance of each loan portfolio component, and 4) additional analyses to validate the reasonableness of the Bank’s GVA balance, such as the FFIEC Interagency “Examiner Benchmark” and review of peer information. The GVA includes an unallocated amount, based upon management’s evaluation of various conditions, such as general economic and business conditions affecting our key lending areas, the effects of which may not be directly measured in the determination of the GVA formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio components. Management currently intends to maintain an unallocated allowance, up to 5% of the total GVA, for the inherent risk associated with imprecision in estimating the allowance, and an additional amount of approximately 5% of the total GVA to account for the economic uncertainty in Southern California until economic or other conditions warrant a reassessment of the level of the unallocated GVA. However, if economic conditions were to deteriorate beyond the weaknesses currently identified by management, it is possible that the GVA would be deemed insufficient for the inherent losses in the loan portfolio and further provision might be required. This could negatively impact earnings for the relevant period. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies – Allowance for Credit Losses” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

     Management believes that the allowance for credit losses of $32.8 million at March 31, 2004, is adequate to absorb the losses that, in the opinion and judgment of management, are known and inherent in the Bank’s loan portfolio.

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

Real Estate Owned

     Properties acquired through foreclosure, or deed in lieu of foreclosure (“real estate owned,” “REO”), are transferred to REO and carried at the lower of cost or estimated fair value less the estimated costs to sell the property (“fair value”). The fair value of the property is based upon a current appraisal. The difference between the fair value of the real estate collateral and the loan balance at the time of transfer is recorded as a loan charge-off if fair value is lower. The determination of a property’s estimated fair value incorporates 1) revenue projected to be realized from disposal of the property, 2) construction and renovation costs, 3) marketing and transaction costs and 4) holding costs (e.g., property taxes, insurance and homeowners’ association dues). Any subsequent declines in the fair value of the REO property after the date of transfer are recorded through a write-down of the asset. In accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” if the Bank originates a loan to facilitate the sale of the REO property, revenue recognition upon disposition of the property is dependent upon the sale having met certain criteria relating to the buyer’s initial investment in the property sold. Gains and losses from sales of REO properties are reflected in “Income/(loss) from real estate owned, net” in the consolidated statements of income.

Investment Securities

     The Bank is permitted to invest in a variety of investment securities, including U.S. Government and agency backed securities, mortgage-backed securities and investment grade securities. The investment policy of the Bank is that the investment portfolio provide and maintain liquidity, produce favorable returns on investments without incurring unnecessary interest rate or credit risk, while complementing the Bank’s lending activities. Management monitors the Bank’s investment activities to ensure that they are consistent with the Bank’s established guidelines and objectives. Purchase premiums and discounts are recognized in interest income using the interest method over the estimated lives of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies – Investment Securities” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

     The Company and the Bank are prohibited, under the terms of the Agreement and Plan of Merger dated as of January 27, 2004 with CCBI, from acquiring investment securities with maturities greater than 1 year, without prior approval of CCBI.

Intangible Assets

     As a result of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminates amortization of goodwill, the Company is required to evaluate goodwill annually, or more frequently if impairment indicators arise. See “Notes to Consolidated Financial Statements - Note 1 – Summary of Significant Accounting Policies” and “Notes to Consolidated Financial Statements - Note 7 – Business Combinations, Goodwill and Acquired Intangible Assets” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Income Taxes

     Management estimates the tax provision based on the amount it expects to owe various tax authorities. In accordance with generally accepted accounting principles, merger related costs have been expensed as incurred. A significant portion of our investment advisory fees will not be payable until the transaction is completed. No tax benefit has been included in the financial statements for pre-merger related costs incurred to date, since it is presently not known, how much, if any, will be deductible for income tax purposes. Taxes are discussed in more detail in “Notes to Consolidated Financial Statements - Note

1 – Summary of Accounting Policies” and “Notes to Consolidated Financial Statements — Note 10 – Income Taxes,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

Performance Summary

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

	Three Months Ended March 31,
			Change
(Dollars in thousands, except per share data)	2004	2003	$	%

Net interest income	$20,932	$21,434	$(502)	(2.3)%
Provision for credit losses	—	300	(300)	(100.0)
Noninterest revenue	1,735	1,537	198	12.9
Real estate owned, net	(356)	1	(357)	(35,700)
Noninterest expense (1)	12,837	11,164	1,673	15.0

Income before income taxes	9,474	11,508	(2,034)	(17.7)
Income tax provision	4,699	4,772	(73)	(1.5)

Net income	$4,775	$6,736	$(1,961)	(29.1)%

Diluted earnings per share	$0.38	$0.54	$(0.16)	(29.6)%
Net interest margin	3.18%	3.44%		(7.6)%
Return on average assets (2)	0.71%	1.06%		(33.0)%
Return on average equity (2)	10.21%	16.46%		(38.0)%
Efficiency ratio (3)	47.91%	47.62%		0.6%
G&A to average assets (4)	1.61%	1.71%		(5.8)%

(1)	Includes $1,977, or $0.15 per diluted share, in pre-merger related costs in 2004.

(2)	Annualized.

(3)	Represents total general and administrative expense (excluding other/legal settlements) divided by net interest income before provision for credit losses and noninterest revenue.

(4)	Represents annualized total general and administrative expense (excluding other/legal settlements) divided by average assets.

     The Company’s results were achieved in an environment characterized by continued: low and unpredictable interest rate movements, high volumes of prepayments of loans, aggressive competition for loan originations and a high demand for fixed rate loan products. This environment presented challenges relative to growing assets that provide acceptable yields. The following describes the changes in the major components of income before income taxes for the quarter ended March 31, 2004:

•	Net interest income for the quarter was impacted by: 1) continued strong origination volume of $282.1 million, a 19% increase over the $236.5 million during the first quarter of 2003, 2) a continued low interest rate environment, 3) a 14% reduction in loan payoffs during the first quarter of 2004 compared with the fourth quarter of 2003, which contributed to net loan portfolio growth of $79.1 million from December 31, 2003, 4) the majority of ARM loans ($1.43 billion) reaching their contractual floors, 4) a 14% increase in income from the investment securities portfolio and 5) the lowering of interest rates on deposits and borrowings.

•	Deposit fee income increased by 27% during 2004, compared to the prior year as a result of the Bank’s continued implementation of new revenue generating initiatives.

•	Year-over-year provision for credit losses decreased by $0.3 million, reflecting management’s evaluation of the allowance for credit losses and the risk inherent in the Company’s portfolio. Asset quality remains strong. Nonaccrual loans decreased by $3.7 million to $5.2 million at March 31, 2004, compared to $8.9 million at December 31, 2003. Classified assets decreased by 19% to $18.8 million, or 0.7% of total Bank assets, compared to $14.4 million, or 0.5% of total Bank assets and $23.3 million, or 0.9% of total Bank assets, at December 31,

2003 and March 31, 2003, respectively. At March 31, 2004, the ratio of total allowance for credit losses to loans receivable, net of SVA, was 1.45%, compared to 1.53% at December 31, 2003 and 1.66% at March 31, 2003.

•	Noninterest revenue for the first quarter of 2004 increased $0.2 million, or 13%, over the same period in 2003, primarily due to $0.2 million earned on Bank Owned Life Insurance (“BOLI”) included in other assets and $0.1 million in fees earned from overdrafts, offset by a decrease of $0.1 million in prepayment fees.

•	Year-over-year total general and administrative expense (“G&A”) increased by $1.7 million primarily due to $2.0 million of pre-merger related costs. The ratio of G&A (excluding other/legal settlements) to average assets improved to 1.61% for the first quarter of 2004, compared with 1.71% for the same period of 2003.

     Key performance measurements for the first quarter of 2004 were adversely impacted by the $2.0 million of pre-merger related costs. The return on average assets (“ROA”) for the first quarter of 2004 was 0.71% (1.00%, as adjusted for the pre-merger related costs), compared with 1.06%, for the first quarter of 2003. The return on average equity (“ROE”) for the first quarter of 2004 was 10.21% (14.43% as adjusted for the pre-merger related costs), compared with a ROE of 16.46% for the first quarter of 2003.

Southern California Economic Factors

     The impact of a significant decline in the real estate market or an increase in interest rates or a reversal of the economic recovery is discussed in more detail in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Southern California Economic Factors” in the Company’s Annual Report on Form 10K-A for the year ending December 31, 2003.

Net Interest Income

     The following table reflects average balance sheet data, related interest revenue and interest cost and effective weighted average yield and cost, for each of the quarters presented.

	Three Months Ended March 31,
	2004			2003
			Weighted			Weighted
	Average	Revenues/	Average	Average	Revenues/	Average
(Dollars in thousands)	Balance	Costs	Yield/Cost	Balance	Costs	Yield/Cost

Assets:
Interest-earning assets:
Loans receivable (1) (2)	$2,210,718	$30,405	5.50%	$2,144,063	$34,173	6.40%
Investment securities	378,214	3,367	3.56	316,986	2,952	3.73
Investment in capital stock of Federal Home Loan Bank	38,461	334	3.49	34,860	445	5.18
Cash, fed funds and other	5,779	36	2.51	7,545	43	1.30

Total interest-earning assets	2,633,172	34,142	5.18	2,503,454	37,613	6.04

Noninterest-earning assets	60,471			51,378

Total assets	$2,693,643			$2,554,832

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits	$1,679,372	$7,617	1.82%	$1,675,565	$9,569	2.32%
FHLB advances	698,661	4,835	2.74	583,337	5,813	3.99
Junior subordinated debentures	52,600	758	5.76	52,600	797	6.06

Total interest-bearing liabilities	2,430,633	13,210	2.17	2,311,502	16,179	2.82

Noninterest-bearing checking	50,531			41,302
Noninterest-bearing liabilities	25,355			38,353
Stockholders’ equity	187,124			163,675

Total liabilities and stockholders’ equity	$2,693,643			$2,554,832

Net interest income		$20,932			$21,434

Interest rate spread			3.01%			3.22%

Net interest margin			3.18%			3.44%

(1)	Includes the interest on nonaccrual loans only to the extent that it was paid and recognized as interest income.

(2)	Includes net deferred loan costs incurred of $0.6 million and $0.4 million for the quarter ended March 31, 2004 and March 31, 2003, respectively.

     The operations of the Company are substantially dependent on its net interest income, which is the difference between the interest income earned from its interest-earning assets and the interest expense incurred on its interest-bearing liabilities. The Company’s net interest margin is its net interest income divided by its average interest-earning assets for the periods shown. Net interest income and net interest margin are affected by several factors, including (1) the level of, and the relationship between, the dollar amount of interest-earning assets and interest-bearing liabilities, (2) the relationship between the repricing or maturity of the Company’s adjustable rate and fixed rate loans and the repricing or maturity of the Company’s liabilities which include deposits, FHLB advances and junior subordinated debentures, (3) the speed at which loans and investment securities prepay, (4) the impact of internal interest rate floors and (5) the magnitude of the Company’s assets that do not earn interest, including nonaccrual loans and REO or the increases in cash surrender value earned on BOLI investments.

     The Company’s net interest income of $20.9 million for the first quarter of 2004 was slightly lower than the $21.4 million in the first quarter of 2003. The decrease was primarily due to the continued low interest rate environment, which contributed to the increase in prepayments on higher yielding loans since the first quarter of 2003. The decrease in net interest income was primarily due to the Company’s yield on earning assets being reduced faster than the Company’s cost of funds. This is a result of the significant prepayments of higher yielding loans and due to the fact that 68.2% of the Company’s funding sources have rates that are contractually fixed, partially offset by $0.4 million in additional income on investments.

     The Bank is a variable rate lender, however, the current repricing behavior approximates a liability sensitive balance sheet, as the majority of its adjustable-rate loans have reached their contractual floors. As of March 31, 2004, 95.1% of the loans in the Bank’s loan portfolio were adjustable rate, of which approximately 63.6%, or $1.43 billion, have reached their internal interest rate floors and thus have taken on fixed rate characteristics. The variable rate loans are priced at a margin over various market sensitive indices, including MTA (29.5% of the portfolio), LIBOR (26.9% of the portfolio), CMT (3.3% of the portfolio), Prime (8.5% of the portfolio) and COFI (5.0% of the portfolio).

     The net balance at cost of the Company’s investment portfolio at March 31, 2004 was $370.8 million with a weighted average yield of 3.56%, compared with $326.8 million and a weighted average yield of 3.73% at March 31, 2003. The Company earned interest income of $3.4 million and $3.0 million for the first quarter of 2004 and the first quarter of 2003, respectively. As of March 31, 2004, the weighted average effective duration was 2.12. The Company classifies these investments as available-for-sale investment securities and has reflected $0.3 million in net unrealized income, net of deferred taxes, associated with the changes in the market prices in accumulated other comprehensive income as part of its stockholders’ equity at March 31, 2004.

     At March 31, 2004, 60.6% of the Bank’s interest-bearing deposits were comprised of certificates of deposit accounts (“CDs”), excluding discounts attributable to valuations from the acquisition, with a remaining weighted average term to maturity of 7 months, compared with 60.0% with a remaining weighted average term to maturity of 7 months at December 31, 2003. Generally, the Bank’s offering rates for CDs move directionally with the general level of short-term interest rates, though the level of change may vary due to competitive pressures.

     As of March 31, 2004, 100% of the Bank’s borrowings from the FHLB were fixed rate, with remaining terms ranging from 1 day to 10 years, compared with 100% with remaining terms to maturity ranging from 1 day to 8 years at December 31, 2003 and 100% with remaining terms to maturity ranging from 1 to 8 years at March 31, 2003 (though certain advances are subject to early call provisions).

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

	Three Months Ended March 31, 2004 and 2003
	Increase (Decrease) Due to Change In
			Volume and	Net
(Dollars in thousands)	Volume	Rate	Rate (1)	Change

Interest-earning assets:
Loans receivable (2)	$1,062	$(4,684)	$(146)	$(3,768)
Investment securities	570	(130)	(25)	415
Investment in capital stock of Federal Home Loan Bank	45	(141)	(15)	(111)
Cash, fed funds and other	(10)	4	(1)	(7)

	1,667	(4,951)	(187)	(3,471)

Interest-bearing liabilities:
Deposits	22	(1,970)	(4)	(1,952)
FHLB advances	1,149	(1,776)	(351)	(978)
Junior subordinated debentures	—	(39)	—	(39)

	1,171	(3,785)	(355)	(2,969)

Change in net interest income	$496	$(1,166)	$168	$(502)

(1)	Calculated by multiplying change in rate by change in volume.

(2)	Includes the interest on nonaccrual loans only to the extent that it was paid and recognized as interest income.

     Total Interest Revenue

     Overall the decrease in interest revenue of $3.5 million, or 9.2%, during the first quarter of 2004, compared with the same period in 2003, was primarily attributable to the decrease of $3.8 million in interest earned on loans receivable, principally due to the decrease in the yield on loans, partially offset by an increase of $0.4 million from investment securities.

     Contributing to the decrease in interest revenue was a 90 basis point decrease in the yield on average loans receivable, partially offset by a $66.7 million increase in average loans outstanding. The decline in the Company’s weighted average yield was a result of downward repricing of the Company’s adjustable rate loans and the weighted average interest rate (“WAIR”) on loan payoffs exceeding the WAIR on loan originations. During the quarter ended March 31, 2004, both net interest income and net interest margin continued to be adversely impacted as borrowers refinanced loans, which resulted in $166.5 million in prepayments with a WAIR of 6.35%, while new loan production of $282.1 million reflected an average yield of 4.92% during the same period. As a result, the yield on loans receivable was 5.50% during the first quarter 2004, compared to 5.58% during the prior quarter and 6.40% during the first quarter 2003.

     The increase in average investment securities of $61.2 million from the same period in 2003 was primarily due to deployment of excess liquidity and a shift in earning assets from lower yielding cash and fed funds to higher yielding investment securities. The percentage of average investment securities to average total interest-earning assets increased to 14.4% during the quarter ended March 31, 2004 from 12.7% during the same period of 2003.

     Total Interest Cost

     Overall, interest cost during the first quarter of 2004 decreased $3.0 million and the average cost of funds decreased by 65 basis points, compared to the same period of 2003. This reduction in the cost of funds was due to the combination of the continued downward pressure on interest rates, maturing certificates of deposit with higher than current market rates, increasing FHLB overnight advances, the successful reduction of 117 basis points of cost on $130 million of FHLB putable advances, and the continued emphasis on reducing the cost of funds.

     The 50 basis point decrease in the weighted average cost of deposits was partially offset by a $3.8 million increase in the average balance of interest-bearing deposits. The reduction in the cost of deposits was the result of the combination of the continued low short term interest rates, maturing CDs with higher than current market rates, and the planned shift in the deposit mix to a higher ratio of transaction accounts to deposits. The average balance of CDs decreased $71.8 million, to $1.01 billion with an average cost of funds of 1.92% during the quarter ended March 31, 2004, compared with $1.08 billion and a 2.42% average cost of funds during the same period of 2003. The average balance of money market accounts reflected an increase of $60.4 million, to $504.6 million with an average cost of funds of 1.89% during the quarter ended March 31, 2004, compared with $444.2 million and a 2.28% average cost of funds during the same period of 2003.

     The average cost of FHLB advances decreased 125 basis points and was partially offset by an increase of $115.3 million in the average balance of these borrowings. The average cost of junior subordinated debentures decreased by 30 basis points; 82.2% of these debentures have adjustable rates priced at a margin over LIBOR (see Note 8—“Junior Subordinated Debentures and Mandatorily Redeemable Trust Preferred Securities” included herein).

Provision for Credit Losses

     Although the Company maintains its allowance for credit losses at a level which it considers to be adequate to provide for probable losses, based on presently known conditions, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. The calculation of the adequacy of the allowance for credit losses, and therefore the requisite amount of provision for credit losses, is based on several factors, including underlying loan collateral values, delinquency trends and historical loan loss experience, all of which can change without notice based on market and economic conditions and other factors. See “Critical Accounting Policies” for a more complete discussion of the Bank’s allowance for credit losses.

     There were no provision for credit losses for the quarter ended March 31, 2004, compared with $0.3 million for the same period in 2003. The decrease in the provision for credit losses reflects management’s evaluation of the allowance for credit losses and the risk inherent in the Company’s portfolio. Nonaccrual loans to total assets decreased to 0.19% at March 31, 2004 from 0.33% at December 31, 2003 and 0.32% at March 31, 2003. At March 31, 2004, classified assets totaled $18.8 million, or 0.7% of total Bank assets, compared to $23.3 million, or 0.9% of total Bank assets, a year earlier. Year-to-date, classified assets have increased $4.4 million, or approximately 30.5%. At the same time, delinquent loans decreased to $4.0 million at March 31, 2004, from $6.6 million at December 31, 2003. At March 31, 2004, the ratio of total allowance for credit losses to loans receivable, net of SVA, was 1.45%, compared with 1.53% at December 31, 2003 and 1.66% at March 31, 2003.

Noninterest Revenue

     Noninterest revenue was $1.7 million for the quarter ended March 31, 2004, an increase of 12.9%, compared with $1.5 million during the same period in 2003. A significant contribution to the increase was $0.2 million in income earned during the first quarter of 2004 on $25.0 million of Bank Owned Life Insurance included in other assets since April 2003.

     Noninterest revenue also includes deposit fee income for service fees, nonsufficient fund fees and other miscellaneous check and service charges. Fee income on deposits increased 27.4%, during the quarter ended March 31, 2004, compared with the same period in 2003, as a result of the growth in core transaction deposits and new fee generating initiatives, particularly the courtesy overdraft line. Overdraft fee income of $0.3 million for the quarter ended March 31, 2004 grew by 51.0%, compared with $0.2 million for the quarter ended March 31, 2003, reflecting significant efforts to increase this recurring revenue during the past year. The Company continues to expand its household penetration and as a result, the ratio of products per household increased to 2.90 at March 31, 2004, compared with 2.77 at December 31, 2003 and 2.46 at March 31, 2003.

     Loan related and other fees were $0.8 million for the quarter ended March 31, 2004, compared with $0.9 million, during the same period of 2003 and primarily consist of fees collected from borrowers (1) for the early repayment of their loans, (2) for the extension of the maturity of loans (predominantly short term construction loans, with respect to which extension options are often included in the original term of the Bank’s loan) and (3) in connection with certain loans which contain exit or release fees payable to the Bank upon the maturity or repayment of the Bank’s loan. During the quarter ended March 31, 2004 and March 31, 2003, these fees were comprised primarily of prepayment fees resulting from the high level of refinancings. Prepayment fees totaled $0.6 million for the quarter ended March 31, 2004 and $0.7 million for the quarter ended March 31, 2003.

Real Estate Owned

     The following table sets forth the costs and revenues attributable to the Bank’s REO properties for the periods indicated.

	Three Months Ended March 31,
(Dollars in thousands)	2004	2003	Change

(Loss)/income associated with REO:
Property tax, repairs, maintenance and other	$(45)	$1	$(46)
Net (loss)/recovery from sales of REO	—	—	—
Property operations, net	—	—	—
Write-down/charge-off	(311)	—	(311)

(Loss)/income from real estate owned, net	$(356)	$1	$(357)

     During the first quarter of 2004, the Bank foreclosed on one SFR loan and incurred a $0.3 million write-down of this real estate owned property. This property was sold in April 2004 and generated net cash proceeds of $1.6 million.

Noninterest Expense

   General and Administrative Expense

     The table below details the Company’s G&A expense for the periods indicated.

	Three Months Ended March 31,
(Dollars in thousands)	2004	2003	Change

Employee	$6,330	$6,190	$140
Operating	2,105	2,401	(296)
Occupancy	1,347	1,186	161
Professional	405	447	(42)
Technology	501	549	(48)
SAIF premiums and OTS assessments	172	165	7
Other/legal settlements	1,977	226	1,751

Total	$12,837	$11,164	$1,673

     The Company remains focused on reducing G&A as a percentage of average assets while increasing productivity. G&A to average assets has continued to improve for the fifth consecutive year. The Company’s ratio of annualized G&A (excluding other/legal settlements) to average assets decreased to 1.61% for the quarter ended March 31, 2004, compared with 1.64% for the year ended December 31, 2003. The efficiency ratio (defined as general and administrative expense (excluding other/legal settlements) divided by net interest income before provision for credit losses and noninterest revenue) was 47.91% for the first quarter of 2004, compared to 48.63% for the fourth quarter of 2003 and 47.62% first quarter of 2003.

     The $1.7 million increase in G&A for the quarter ended March 31, 2004 was primarily attributable to $2.0 million in pre-merger related costs included in other/legal settlements. G&A, excluding other/legal settlements, remained flat compared to the first quarter of 2003.

     Employee expense increased $0.1 million for the quarter ended March 31, 2004, compared with the same period in 2003, primarily due to an increase in commission expense. Operating expense decreased by $0.3 million for the quarter ended March 31, 2004, compared with the same period in 2003. This decrease was primarily due to $0.2 million in appraisal expenses, $0.1 million in donations, $0.1 million in director expenses, partially offset by an increase of $0.1 million in insurance expense. Occupancy expense increased $0.2 million for the quarter ended March 31, 2004, compared with the same period in 2003, primarily due to $0.1 million in leasehold amortization.

FINANCIAL CONDITION, CAPITAL RESOURCES & LIQUIDITY AND ASSET QUALITY

Assets

Investment Securities

     The table below sets forth the net balance at cost and fair value of available-for-sale investment securities, with gross unrealized gains and losses.

	March 31, 2004
		Gross	Gross
	Net Balance	Unrealized	Unrealized	Fair
(Dollars in thousands)	At Cost	Gains	Losses	Value
Investment securities
Investment securities available-for-sale:
Mortgage-backed securities (“MBS”)	$282,216	$1,218	$1,232	$282,202
Collateralized mortgage obligations (“CMO”)	88,565	710	190	89,085

Total investment securities	$370,781	$1,928	$1,422	$371,287

     The following table reflects the Company’s gross unrealized losses and fair value of available-for-sale investment securities, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2004:

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment securities available-for-sale:
Mortgage-backed securities	$172,870	$1,232	$—	$—	$172,870	$1,232
Collateralized mortgage obligations	22,508	190	—	—	22,508	190

Total	$195,378	$1,422	$—	$—	$195,378	$1,422

     The unrealized positions on our mortgage-backed securities and collateralized mortgage obligations are purely a function of the volatility with interest rates in 2004, as they have no credit risk in that they are all rated AAA by Standard & Poors, redeem at maturity or when called at par and have the implicit guarantee of the United States Treasury.

     The contractual maturities of MBS and CMO investment securities available-for-sale, excluding periodic principal payments and reductions due to estimated prepayments, at March 31, 2004 were as follows:

	Available-for-Sale
			Weighted
	Net Balance	Fair	Average
(Dollars in thousands)	At Cost	Value	Yield (1)
Investment securities
Investment securities available-for-sale:
After 5 years through 10 years	$108,175	$108,522	3.75%
Over 10 years	262,606	262,765	3.76%

Total investment securities	$370,781	$371,287	3.76%

(1)	Weighted average yield at March 31, 2004 is based on a projected yield using prepayment assumptions in calculating the amortized cost of the securities.

     At March 31, 2004, the weighted average effective duration and weighted average life of the Bank’s investment securities portfolio were approximately 2.12 and 3.28 years, respectively. The portfolio had a weighted average coupon of 4.44%. The weighted average book price of the portfolio was 101.93% (net premium of $0.5 million). At March 31, 2004, the Bank did not hold securities of any non-governmental agency issuer where the aggregate book value of such securities exceed 10% of stockholders’ equity.

     Proceeds from the sales of available-for-sale investment securities during the year were $29.2 million. The Bank recognized a net loss of $37 thousand on the sale of various investment securities ($350 thousand in realized gains and $387 thousand in realized losses) for the quarter ended March 31, 2004.

     There were 67 securities with net balances at cost and fair value of $370.8 million and $371.3 million, respectively, at March 31, 2004 that were pledged to secure FHLB advances of $342.5 million. At December 31, 2003, 51 securities with net balances at cost and fair value of $277.6 million and $275.9 million, respectively, were pledged to secure a FHLB advance of $274.3 million.

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

	March 31, 2004		December 31, 2003
(Dollars in thousands)	Balance	Percent	Balance	Percent
Single family residential	$902,271	37.45%	$867,489	37.44%
Income property:
Multi-family (1)	793,503	32.94%	764,421	32.99%
Commercial (1)	295,911	12.28%	315,951	13.64%
Development (2)	192,540	8.00%	160,585	6.93%
Single family construction:
Single family residential (3)	168,698	7.00%	153,080	6.61%
Land (4)	44,957	1.87%	44,356	1.91%
Other	11,088	0.46%	11,009	0.48%

Gross loans receivable (5)	2,408,968	100.00%	2,316,891	100.00%

Less:
Undisbursed funds	(157,706)		(142,841)
Deferred costs, net	14,751		13,602
Allowance for credit losses	(32,789)		(33,538)

Net loans receivable	$2,233,224		$2,154,114

(1)	Predominantly term loans secured by improved properties, with respect to which the properties’ cash flows are sufficient to service the Bank’s loan.

(2)	Predominantly loans to finance the construction of income producing properties. Also includes loans to finance the renovation of existing properties.

(3)	Predominantly loans for the construction of individual and custom homes.

(4)	The Bank expects that a majority of these loans will be converted into construction loans, and the land secured loans repaid with the proceeds of these construction loans, within 12 months.

(5)	Gross loans receivable includes the principal balance of loans outstanding, plus outstanding but unfunded loan commitments, predominantly in connection with construction loans.

     Loan portfolio growth was impacted by the level of loan prepayments as borrowers refinanced loans. See further discussion in the rate volume analysis, contained herein.

     The table below sets forth the Bank’s average loan size by loan portfolio composition.

	March 31, 2004		December 31, 2003
	No. of	Average	No. of	Average
(Dollars in thousands)	Loans	Loan Size	Loans	Loan Size
Single family residential	1,385	$651	1,359	$638
Income property:
Multi-family	1,275	622	1,260	607
Commercial	311	951	324	975
Development:
Multi-family	48	3,585	41	3,418
Commercial	7	2,920	7	2,920
Single family construction:
Single family residential	92	1,834	86	1,780
Land	36	1,249	38	1,167
Other	35	221	5	1,456

Total loans, excluding overdrafts	3,189	$754	3,120	$741

Overdraft & overdraft protection outstanding	345	$2	357	$2

     The table below sets forth the Bank’s loan portfolio diversification by loan size.

	March 31, 2004		December 31, 2003
	No. of	Gross	No. of	Gross
(Dollars in thousands)	Loans	Commitment	Loans	Commitment
Loans in excess of $10.0 million:
Income property:
Commercial	—	$—	1	$11,669
Development:
Multi-family	2	31,240	—	—
Single family construction:
Single family residential	1	10,985	1	10,985

	3	42,225	2	22,654

Percentage of total gross loans		1.75%		0.98%
Loans between $5.0 and $10.0 million:
Single family residential	2	12,163	1	6,388
Income property:
Multi-family	8	49,621	8	49,805
Commercial	6	36,241	5	28,986
Development:
Multi-family	8	45,542	9	53,412
Commercial	—	—	1	7,365
Single family construction:
Single family residential	2	11,960	2	11,960
Land	1	6,500	1	6,500

	27	162,027	27	164,416

Percentage of total gross loans		6.73%		7.10%
Loans less than $5.0 million		2,204,716		2,129,821

Percentage of total gross loans		91.52%		91.92%
Gross loans receivable		$2,408,968		$2,316,891

     The table below sets forth the Bank’s net loan portfolio composition, as of the dates indicated.

	March 31, 2004		December 31, 2003
(Dollars in thousands)	Balance	Percent	Balance	Percent
Single family residential	$897,182	39.85%	$864,510	39.76%
Income property:
Multi-family	793,196	35.23%	764,078	35.15%
Commercial	294,975	13.10%	315,015	14.49%
Development:
Multi-family	111,402	4.95%	93,299	4.29%
Commercial	14,370	0.64%	12,755	0.59%
Single family construction:
Single family residential	89,081	3.96%	78,916	3.63%
Land	44,100	1.96%	43,490	2.00%
Other	6,956	0.31%	1,987	0.09%

Total loan principal (1)	$2,251,262	100.00%	$2,174,050	100.00%

(1)	Excludes net deferred fees and costs.

     The tables below set forth the approximate composition of the Bank’s gross new loan originations, net of internal refinances, for the periods indicated, in dollars and as a percentage of total loans originated.

	Three Months Ended		Three Months Ended
	March 31, 2004		March 31, 2003
(Dollars in thousands)	Amount	%	Amount	%
Single family residential (1)	$110,675	39.23%	$92,605	39.16%
Income property:
Multi-family (2)	76,723	27.19%	61,623	26.06%
Commercial (3)	8,536	3.02%	19,608	8.29%
Development:
Multi-family (4)	48,382	17.15%	16,257	6.87%
Commercial (5)	—	—	7,365	3.11%
Single family construction:
Single family residential (6)	31,227	11.07%	33,620	14.22%
Land (7)	6,604	2.34%	5,416	2.29%

Total	$282,147	100.00%	$236,494	100.00%

(1)	Includes unfunded commitments of $2.2 million as of March 31, 2004. There were no unfunded commitments as of March 31, 2003.

(2)	Includes unfunded commitments of $0.1 million and $0.7 million as of March 31, 2004 and March 31, 2003, respectively.

(3)	There were no unfunded commitments as of March 31, 2004 and March 31, 2003.

(4)	Includes unfunded commitments of $25.4 million and $13.2 million as of March 31, 2004 and March 31, 2003, respectively.

(5)	There were no unfunded commitments as of March 31, 2004. Includes unfunded commitments of $7.3 million as of March 31, 2003.

(6)	Includes unfunded commitments of $21.0 million and $23.9 million as of March 31, 2004 and March 31, 2003, respectively.

(7)	Includes unfunded commitments of $0.2 million as of March 31, 2004 and March 31, 2003.

Asset Quality

Classified Assets

     The table below sets forth information concerning the Bank’s risk elements as of the dates indicated. Classified assets include REO, nonaccrual loans and performing loans, which have been adversely classified pursuant to the Bank’s classification policies and Office of Thrift Supervision (“OTS”) regulations and guidelines (“performing/classified” loans).

	March 31,	December 31,	March 31,
(Dollars in thousands)	2004	2003	2003
Risk elements:
Nonaccrual loans (1)	$5,228	$8,885	$8,312
Real estate owned, net	1,617	—	—

	6,845	8,885	8,312
Performing loans classified substandard or lower (2)	11,991	5,553	15,018

Total classified assets	$18,836	$14,438	$23,330

Total classified loans	$17,219	$14,438	$23,330

Loans restructured and paying in accordance with modified terms (3)	$2,289	$2,310	$2,448

Gross loans before allowance for credit losses	$2,266,013	$2,187,652	$2,133,341

Loans receivable, net of specific valuation allowance	$2,266,013	$2,187,652	$2,133,085

Delinquent loans:
30 - 89 days	$3,780	$1,724	$8,738
90+ days	266	4,892	4,699

Total delinquent loans	$4,046	$6,616	$13,437

Allowance for credit losses:
General valuation allowance (“GVA”)(4)	$32,789	$33,538	$35,250
Specific valuation allowance (“SVA”)	—	—	256

Total allowance for credit losses (4)	$32,789	$33,538	$35,506

Net loan charge-offs:
Net charge-offs for the quarter ended (5)	$133	$184	$103
Percent to loans receivable, net of SVA (annualized)	0.02%	0.03%	0.02%
Percent to beginning of period allowance for credit losses (annualized)	1.59%	2.18%	1.17%
Selected asset quality ratios at period end:
Total nonaccrual loans to total assets	0.19%	0.33%	0.32%
Total allowance for credit losses to loans receivable, net of SVA	1.45%	1.53%	1.66%
Total GVA to loans receivable, net of SVA	1.45%	1.53%	1.65%
Total allowance for credit losses to nonaccrual loans	627.18%	377.47%	427.17%
Total classified assets to Bank core capital and GVA	7.60%	6.01%	10.41%

(1)	Nonaccrual loans include one loan totaling $90 thousand, three loans totaling $3.6 million and six loans totaling $1.7 million, in bankruptcy at March 31, 2004, December 31, 2003 and March 31, 2003, respectively. There were no nonaccrual loans reported related to troubled debt restructured loans (“TDRs”) at March 31, 2004 and December 31, 2003. There was one loan totaling $0.5 million related to TDR at March 31, 2003.

(2)	Excludes nonaccrual loans.

(3)	Represents TDRs not classified and not on nonaccrual.

(4)	During the first quarter of 2004, $0.6 million in reserves for unfunded commitments were reclassified to other liabilities.

(5)	During the course of the year, charge-offs are generally anticipated and reflected as specific valuation allowances.

     The table below sets forth information concerning the Bank’s gross classified loans, by category, as of March 31, 2004.

					Total
	No. of	Nonaccrual	No. of	Other	No. of
(Dollars in thousands)	Loans	Loans	Loans	Classified Loans	Loans	Total
Single family residential	9	$5,212	11	$8,140	20	$13,352
Income property:
Multi-family	—	—	1	447	1	447
Commercial	—	—	1	1,492	1	1,492
Single family construction	—	—	3	1,907	3	1,907
Other	5	16	1	5	6	21

Gross classified loans	14	$5,228	17	$11,991	31	$17,219

Allowance for Credit Losses

     The table below summarizes the activity of the Bank’s allowance for credit losses for the periods indicated.

	Three Months Ended
	March 31,
(Dollars in thousands)	2004	2003
Average loans outstanding	$2,210,718	$2,144,063

Total allowance for credit losses at beginning of period	$33,538	$35,309
Provision for credit losses	—	300
Reserve for loan commitments	(616)	—
Charge-offs:
Single family residential	(129)	—
Income Property:
Commercial	—	(100)
Other	(17)	(12)
Recoveries:
Commercial	—	5
Other	13	4

Net charge-offs	(133)	(103)

Total allowance for credit losses at end of period	$32,789	$35,506

Annualized ratio of charge-offs to average loans outstanding during the period	0.02%	0.02%

     There were no provision for credit losses for the quarter ended March 31, 2004, compared with $0.3 million for the same period in 2003. The decrease in the provision for credit losses reflects management’s evaluation of the allowance for credit losses and the risk inherent in the Company’s portfolio. The Bank’s ratio of classified assets to Bank core capital and GVA was 7.60% at March 31, 2004, compared with 6.01% at December 31, 2003, and 10.41% at March 31, 2003. The Bank’s total nonaccrual loans to total assets was 0.19% at March 31, 2004, compared with 0.33% at December 31, 2003, and 0.32% at March 31, 2003. At March 31, 2004, the ratio of total allowance (GVA and SVA) for credit losses to loans receivable, net of SVA, was 1.45%, compared with 1.53% at December 31, 2003 and 1.66% at March 31, 2003.

     The reserve for loan commitments is primarily related to unfunded loan commitments, predominately in connection with construction loans. Management evaluates credit risk associated with the loan portfolio at the same time it evaluates credit risk associated with the commitments to extend credit. Commencing in the third quarter of 2003, the allowance necessary for the commitments is reported separately in other liabilities in the accompanying consolidated statements of financial conditions and not as part of the allowance for credit losses, as presented above. As of March 31, 2004, the reserve for unfunded loan commitments was $2.0 million.

     The table below summarizes the Bank’s allowance for credit losses by category for the periods indicated.

	March 31, 2004			December 31, 2003
			Percent of			Percent of
			Reserves to			Reserves to
			Total Loans (1)			Total Loans (1)
(Dollars in thousands)	Balance	Percent	by Category	Balance	Percent	by Category
Single family residential	$12,483	38.07%	1.38%	$12,082	36.03%	1.40%
Income property:
Multi-family	8,161	24.89%	1.02%	9,176	27.36%	1.20%
Commercial	3,939	12.01%	1.33%	4,903	14.62%	1.56%
Development:
Multi-family	2,500	7.62%	2.25%	2,012	6.00%	2.16%
Commercial	316	0.96%	2.20%	275	0.82%	2.16%
Single family construction:
Single family residential	1,718	5.24%	1.94%	1,175	3.50%	1.49%
Land	1,007	3.07%	2.29%	1,037	3.09%	2.39%
Other	156	0.48%	2.24%	66	0.20%	3.33%
Unallocated	2,509	7.66%	n/a	2,812	8.38%	n/a

Total	$32,789	100.00%	1.45%	$33,538	100.00%	1.55%

(1)	Percent of allowance for credit losses to loans receivable, net of SVA.

     The GVA includes an unallocated amount. The unallocated allowance is based upon management’s evaluation of various conditions, such as general economic and business conditions affecting our key lending areas, the effects of which are not directly measured in the determination of the GVA and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio components. Management currently intends to maintain an unallocated allowance, up to 5% of the total GVA, for the inherent risk associated with imprecision in estimating the allowance, and an additional amount of approximately 5% of the total GVA to account for the economic uncertainty in Southern California until economic or other conditions warrant a reassessment of the level of the unallocated GVA. However, if economic conditions were to deteriorate beyond the weaknesses currently considered by management, it is possible that the GVA would be deemed insufficient for the inherent losses in the loan portfolio and further provision might be required. This could negatively impact earnings for the relevant period.

     Management believes the level of allowance for credit losses on loans is adequate to absorb losses inherent in the loan portfolio; however, circumstances might change which could adversely affect the performance of the loan portfolio, resulting in increasing loan losses which cannot be reasonably predicted at March 31, 2004.

Real Estate Owned

     Real estate acquired in satisfaction of loans is transferred to REO at the lower of the carrying value or the estimated fair value, less any estimated disposal costs (“fair value”). The difference between the fair value of the real estate collateral and the loan balance at the time of transfer is recorded as a charge-off, if the fair value is lower. The fair value of collateral includes capitalized costs. Any subsequent declines in the fair value of the REO property after the date of transfer are recorded through a write-down of the asset. The Company held one REO property at March 31, 2004, which was subsequently sold in April 2004. The Company held no REO properties at December 31, 2003.

Other Assets

     On April 1, 2003, the Bank invested $25.0 million in BOLI policies. Investments in BOLI are included in other assets. As of March 31, 2004 the balance was $26.6 million. Increases in the cash surrender value of these policies are recorded as other noninterest revenues.

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

	March 31, 2004				December 31, 2003
(Dollars in thousands)	Balance (1)	Percent	WAIR	WARM	Balance (1)	Percent	WAIR	WARM
Transaction accounts:
Noninterest-bearing checking	$51,089	2.91%	—	—	$51,670	3.00%	—	—
Check/NOW	88,145	5.02%	0.82%	—	86,579	5.03%	0.65%	—
Passbook	74,421	4.23%	1.08%	—	75,374	4.38%	1.07%	—
Money Market	508,923	28.96%	1.90%	—	506,182	29.38%	1.88%	—

Total transaction accounts	722,578	41.12%			719,805	41.79%

Certificates of deposit:
7 day maturities	29,426	1.67%	1.10%	—	31,754	1.84%	1.10%	—
Less than 6 months	83,731	4.77%	1.07%	—	144,208	8.37%	1.13%	1
6 months to 1 year	394,761	22.47%	1.63%	4	268,634	15.60%	1.51%	3
1 to 2 years	361,738	20.59%	1.92%	7	362,536	21.04%	2.06%	8
More than 2 years	164,798	9.38%	3.31%	19	195,627	11.36%	3.49%	17

Total certificates of deposit	1,034,454	58.88%			1,002,759	58.21%

Total	$1,757,032	100.00%	1.78%	7	$1,722,564	100.00%	1.29%	7

(1)	Deposits in excess of $100,000 were 33.6% and 36.8% of total deposits at March 31, 2004 and December 31, 2003, respectively.

FHLB Advances

     A primary alternate funding source for the Bank is a line of credit through the FHLB, with a maximum advance of up to 45% of the total Bank assets, subject to sufficient qualifying collateral. The FHLB system functions as a source of credit to savings institutions that are members of the FHLB. Advances are secured by the Bank’s mortgage loans, the capital stock of the FHLB owned by the Bank and certain investment securities owned by the Bank. Subject to the FHLB’s advance policies and requirements, these advances can be requested for any business purpose in which the Bank is authorized to engage. In granting advances, the FHLB considers a member’s creditworthiness and other relevant factors. As of March 31, 2004, the net funds available to the Company pursuant to the FHLB borrowing arrangement totaled $293.0 million ($1.20 billion, less the advances outstanding of $723.5 million and the outstanding letters of credit used as collateral for state deposits of $203.5 million). At March 31, 2004, the Bank’s outstanding advances of $723.5 million had a weighted averaged interest rate of 2.72% and a weighted average remaining maturity of 2 years and 3 months.

     The table below summarizes the balance and rate of FHLB advances, excluding discounts on advances associated with the purchase of First Fidelity, for the dates indicated.

	March 31, 2004		December 31, 2003
(Dollars in thousands)	Principal	Rate (1)	Principal	Rate (1)
Original Term:
Overnight	$66,500	1.07%	$100,700	0.77%
4 Weeks	240,000	1.04%	—	0.00%
12 Months	—	0.00%	180,000	1.09%
36 Months	122,000	2.36%	122,000	2.36%
60 Months	130,000	4.03%	130,000	4.03%
84 Months	25,000	4.18%	25,000	4.18%
120 Months	140,000	5.18%	140,000	5.18%

Total	$723,500	2.72%	$697,700	2.75%

(1)	WAIR at period end.

     At March 31, 2004, 47.7% of the Bank’s FHLB advances outstanding contain options, which allow the FHLB to call the advances prior to maturity, subject to an initial non-callable period of 1 to 5 years from origination.

Stockholders’ Equity and Regulatory Capital

     The Company owns all of the outstanding stock of the Bank. The Company’s capital consists of common stockholders’ equity, which at March 31, 2004, amounted to $191.5 million and which equaled 7.0% of the Company’s total assets.

     As of March 31, 2004, the Bank is categorized as “well capitalized” under the regulatory framework for Prompt Corrective Action (“PCA”) Rules based on the most recent notification from the OTS. There are no conditions or events subsequent to March 31, 2004, that management believes have changed the Bank’s category. The following table compares the Bank’s actual capital ratios to those required by regulatory agencies to meet the minimum capital requirements required by the OTS and to be categorized as “well capitalized” under the PCA Rules for the periods indicated.

					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratios	Amount	Ratios	Amount	Ratios
As of March 31, 2004
Total capital to risk weighted assets	$239,414	12.29%	$155,821	8.00%	$194,777	10.00%
Core capital to adjusted tangible assets	214,963	7.92%	108,618	4.00%	135,772	5.00%
Tangible capital to adjusted tangible assets	214,963	7.92%	40,732	1.50%	n/a	n/a
Tier 1 capital to risk weighted assets	214,963	11.04%	n/a	n/a	$116,866	6.00%
As of December 31, 2003
Total capital to risk weighted assets	$230,052	12.42%	$148,202	8.00%	$185,252	10.00%
Core capital to adjusted tangible assets	206,767	7.81%	105,851	4.00%	132,314	5.00%
Tangible capital to adjusted tangible assets	206,767	7.81%	36,964	1.50%	n/a	n/a
Tier 1 capital to risk weighted assets	206,767	11.16%	n/a	n/a	111,151	6.00%

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

Capital Resources and Liquidity

     Hawthorne Financial Corporation maintained cash and cash equivalents of $1.9 million at March 31, 2004. Hawthorne Financial Corporation is a holding company with no significant business operations outside of the Bank. The Company is dependent upon the Bank for dividends in order to make semi-annual interest payments. The ability of the Bank to provide dividends to Hawthorne Financial Corporation is governed by applicable regulations of the OTS. Based upon these applicable regulations, the Bank’s supervisory rating, and the Bank’s current and projected earnings rate, management fully expects the Bank to maintain the ability to provide dividends to Hawthorne Financial Corporation for the payment of interest on the holding company’s capital securities and the acquisition of treasury stock for the foreseeable future.

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

     A primary alternate funding source for the Bank is a credit line with the FHLB with a maximum advance of up to 45% of the total Bank assets subject to sufficient qualifying collateral. At March 31, 2004, the Bank had 27 FHLB advances outstanding totaling $723.5 million which had a weighted averaged interest rate of 2.72% and a weighted average remaining term of 2 years and 3 months. See “FHLB Advances” on page 27.

     There were no share repurchases during the quarter ended March 31, 2004. Pursuant to the pre-merger agreement with Commerical Capital Bancorp, Inc., the Company is precluded from repurchasing shares. As of March 31, 2004, cumulative repurchases were 2,100,516 shares at an average price of $15.15.

     Issuance of each trust preferred debt obligation (trust preferred securities) is through statutory business trusts and wholly owned subsidiaries of the Company. See “Note 8 – Junior Subordinated Debentures and Mandatorily Redeemable Trust Preferred Securities,” contained herein.

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

     Lending Commitments – At March 31, 2004, the Bank had commitments to fund the undisbursed portion of existing construction and land loans of $147.2 million and income property and residential loans of $3.5 million. The Bank’s commitments to fund the undisbursed portion of existing lines of credit totaled $7.0 million. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

     In addition, as of March 31, 2004, the Bank had commitments to fund approximately $72.6 million in approved loans.

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

     Other Contractual Obligations – The Company does not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. As of March 31, 2004, the FHLB issued six LCs for a total of $203.5 million. The purpose of the LCs is to fulfill the collateral requirements for six deposits totaling $185.0 million placed by the State of California with the Bank. The LCs are issued in favor of the State Treasurer of the State of California and mature over the next six months. The maturities coincide with the maturities of the State’s deposits. There are no issuance fees associated with these LCs; however, the Bank pays a monthly maintenance fee of 15 basis points per annum.

     Related Party Transactions – The Company does not currently have any related party transactions other than the extension of credit to certain executives in the form of overdraft protection lines, as disclosed in “Note 17 – Related Parties” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. All such transactions were made in accordance with the lending restriction of Section 22(h) of the Federal Reserve Act, as applied by the OTS.

Interest Rate Risk Management

     IRR and credit risk constitute the 2 primary sources of financial exposure for insured financial institutions. Please refer to “Item 1 — Business, Loan Portfolio,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for a thorough discussion of the Bank’s lending activities. The Bank realizes income principally from the differential or spread between the interest earned on loans, investments, and other interest-earning assets and the interest expensed on deposits and borrowings. IRR represents the impact that changes in the levels of market interest rates may have upon the Bank’s net interest income (“NII”) and theoretical liquidation value, also referred to as net portfolio value (“NPV”). NPV is defined as the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities.

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

     As of March 31, 2004, 95.1% of the Bank’s loan portfolio was tied to adjustable rate indices, such as MTA, LIBOR, CMT, Prime and COFI. As of March 31, 2004, $1.43 billion, or 63.6%, of the Bank’s adjustable rate loan portfolio had reached their internal interest rate floors. These loans have taken on fixed rate repricing characteristics until sufficient upward interest rate movements bring the fully indexed rate above the internal interest rate floors. Currently, $495.5 million of the loans at floors are hybrid products that will not reprice for at least 1 year.

     As of March 31, 2004, 64.8% of the Bank’s investment securities portfolio was fixed rate and the remainder were hybrid, substantially all of which are fixed for 5 years. Fluctuations in interest rates may cause actual prepayments to vary from the original estimated prepayments over the life of the security, therefore, the net yield is subject to change. This is the result of adjustments to the amortization of premiums or accretion of discounts related to these instruments. Reinvestment risk is also associated with the cash flows from such securities. The unrealized gain/loss on such securities may also be adversely impacted by changes in interest rates.

     At March 31, 2004, 60.6% of the Bank’s interest-bearing deposits were comprised of CDs, with an original weighted average term of 13 months. The remaining weighted average term to maturity for the Bank’s CDs approximated 7 months at March 31, 2004. Generally, the Bank’s offering rates for CDs move directionally with the general level of short-term interest rates, though the level of changes may vary due to competitive pressures and other factors.

     As of March 31, 2004, 100% of the Bank’s borrowings from the FHLB were fixed rate, with remaining terms ranging from 1 day to 10 years. However, 47.7% of the Bank’s FHLB advances contain options, which allow the FHLB to call the advances prior to maturity, subject to an initial non-callable period of 1 to 5 years from origination.

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

     The Bank utilizes internal interest rate floors and caps on individual loans to mitigate the risk of interest margin compression. A risk to the Bank associated with the internal interest rate floors in a declining interest rate environment is that, while the margin is being protected, the borrower may choose to refinance the loan, resulting in the Bank having to replace the higher-yielding asset at a lower rate. In the first quarter of 2004, prepayments on loans decreased from fourth quarter of 2003. This trend is assumed to continue in the interest rate risk analysis.

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

     The following table sets forth information concerning sensitivity of the Company’s interest-earning assets and interest-bearing liabilities as of March 31, 2004. The amount of assets and liabilities shown within a particular period were determined in accordance with their contractual maturities, except that adjustable rate products, including those loans that have reached their internal interest rate floors are reflected in the earlier period of when they are first scheduled to adjust or mature.

	March 31, 2004
		Over Three	Over Six	Over One
	Three	Through	Through	Year	Over
	Months	Six	Twelve	Through	Five
(Dollars in thousands)	Or Less	Months	Months	Five Years	Years	Total
Interest-earning assets:
Cash, fed funds and other (1)	$3,793	$—	$—	$—	$300	$4,093
Investments and FHLB stock (2)	36,621	—	—	115,940	247,831	400,392
Loans receivable (3)	1,184,860	437,966	40,461	506,886	81,089	2,251,262

Total interest-earning assets	$1,225,274	$437,966	$40,461	$622,826	$329,220	$2,655,747

Interest-bearing liabilities:
Deposits:
Transaction accounts	$671,489	$—	$—	$—	$—	$671,489
Certificates of deposit (4)	340,020	262,096	301,782	129,591	—	1,033,489
FHLB advances (5) (6)	356,500	—	36,000	260,000	71,000	723,500
Junior subordinated debentures	43,300	—	—	—	9,300	52,600

Total interest-bearing liabilities	$1,411,309	$262,096	$337,782	$389,591	$80,300	$2,481,078

Interest rate sensitivity gap	$(186,035)	$175,870	$(297,321)	$233,235	$248,920	$174,669
Cumulative interest rate sensitivity gap	(186,035)	(10,165)	(307,486)	(74,251)	174,669	174,669
As a percentage of total interest-earning assets	-7.00%	-0.38%	-11.58%	-2.80%	6.58%	6.58%

(1)	Excludes noninterest-earning cash balances.

(2)	Excludes investments’ mark-to-market adjustments and (discounts)/premiums.

(3)	Balances include $5.2 million of nonaccrual loans, and exclude deferred (fees) and costs and allowance for credit losses.

(4)	Excludes discounts on CDs acquired in connection with the acquisition of First Fidelity.

(5)	Excludes discounts on FHLB advances acquired in connection with the acquisition of First Fidelity.

(6)	The maturity date was used for the repricing model since the borrowing rate exceeded the current market rate by 50 basis points or more.

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

     Using an internally generated model, the Bank monitors interest rate sensitivity by estimating the change in NPV over a range of interest rate shocks. NPV is the discounted present value of the difference between incoming cash flows on interest-earning assets and other assets, and the outgoing cash flows on interest-bearing liabilities and other liabilities. The NPV ratio is defined as the NPV for a given rate scenario divided by the market value of the assets in the same scenario. The Sensitivity Measure is the change in the NPV ratio, in basis points, caused by a 200 basis point increase or decrease in interest rates, whichever produces the largest decline. By agreement with the OTS, the downward rate shock was performed for 100 basis points down only, due to the overall compression of interest rates. The higher an institution’s Sensitivity Measure, the greater is considered its exposure to IRR. The OTS also produces a similar analysis using its own model, based upon data submitted on the Bank’s quarterly Thrift Financial Report (“TFR”).

     At March 31, 2004, based on the Bank’s internally generated model, it was estimated that the Bank’s NPV ratio was 9.79% in the event of a 200 basis point increase in rates, a decrease of 77 basis points from basecase of 10.56%. If rates were to decrease by 100 basis points, the Bank’s NPV ratio was estimated at 10.68%, an increase of 12 basis points from basecase.

     Presented below, as of March 31, 2004, is an analysis of the Bank’s IRR as measured by NPV for instantaneous and sustained parallel shifts of 100, 200, 300 and -100 basis point increments in market interest rates.

		Net Portfolio Value
	Change		$ Change from		Change from
(Dollars in thousands)	in Rates	$ Amount	Basecase	Ratio	Basecase
	+300 bp	$257,943	$(39,325)	9.44%	(112)bp
	+200 bp	269,849	(27,419)	9.79%	(77)bp
	+100 bp	281,148	(16,120)	10.11%	(45)bp
	0 bp	297,268		10.56%
	-100 bp	303,671	6,403	10.68%	12bp

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

ITEM 4. Controls and Procedures

1.	Disclosure Controls and Procedures

     As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004 for gathering, analyzing and disclosing the information that the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time period specified in the SEC’s rules and forms.

2.	Changes in Internal Control Procedures

     There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2004.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

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

ITEM 2. Changes in Securities and Use in Proceeds

          None

ITEM 3. Defaults upon Senior Securities

          None

ITEM 4. Submission of Matters to a Vote of Security Holders

          None

ITEM 5. Other Information

          Proxy materials have been mailed to shareholders’ and the special shareholder meeting has been scheduled for May 25, 2004. As previously indicated, the acquisition is scheduled for this summer, subject to final regulatory and shareholder approvals.

ITEM 6. Exhibits and Reports on Form 8-K

1.	Exhibits

Exhibit 31.1 – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 – Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

2.	Reports on Form 8-K

     The following reports on Form 8-K were filed for the quarter ended March 31, 2004.

     Items 7, 9 & 12: January 28, 2004 – 2003 Earnings Press Release, dated January 27, 2004

Items 5 & 7:	January 28, 2004 – Hawthorne Financial Corporation and Commercial Capital Bancorp, Inc., Joint Press Release Regarding Merger Agreement, dated January 27, 2004

Agreement and Plan of Merger, dated January 27, 2004, by and among Commercial Capital Bancorp, Inc., CCBI Acquisition Corp. and Hawthorne Financial Corporation

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWTHORNE FINANCIAL CORPORATION

Dated May 7, 2004	/s/ SIMONE LAGOMARSINO

Simone Lagomarsino President and Chief Executive Officer

Dated May 7, 2004	/s/ DAVID ROSENTHAL

David Rosenthal Executive Vice President and Chief Financial Officer

Exhibit Index

Description

Exhibit 31.1 — Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 — Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 — Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.